Form 10-K
period 1994-01-02
STANDARD REGISTER CO
filed 1994-03-30
CIK 93456

                     UNITED STATES SECURITIES AND EXCHANGE
                       COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended January 2, 1994

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ________ to ________

                         Commission file number 1-1097

                         THE STANDARD REGISTER COMPANY
             (Exact name of Registrant as specified in its charter)

             OHIO                                      31-0455440
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or of organization)                  Identification No.)

       600 ALBANY STREET, DAYTON, OHIO                     45401
   (Address of principal executive offices)             (Zip Code)

                                (513)  434-1000
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                             NAME OF EACH EXCHANGE
Title of each class                           ON WHICH REGISTERED

      Common                                    Over the counter

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ___
                                               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 25, 1994 was approximately $235,722,263.

At February 25, 1994, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value              23,994,546 shares
    Class A stock, $1.00 par value              4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 20, 1994.

                         THE STANDARD REGISTER COMPANY

                                   FORM 10-K

                                     PART I


ITEM 1. - BUSINESS

          The Standard Register Company began operations in 1912 in Dayton, Ohio. Throughout its history, its primary business has been the design, manufacture, and sale of business forms. However, to meet the needs of today's business environment, the Company provides a wide range of products and services that facilitate the recording, storage and communication of business transactions and information. The Company believes that it is the second largest in the highly competitive U.S. forms industry, which includes approximately 500 companies. Key differentiating factors within the industry include quality, level of service, and price.

          The variety of forms currently produced and sold is extensive, ranging from commodity type stock continuous forms to complex custom forms designed to meet the specific needs of individual customers. The Company emphasizes high value-added business forms that satisfy the customer's desire to simplify paperwork and thus improve efficiency. Standard Register also manufactures, sells, and services a variety of financial, bar coding and document processing equipment. Other printed products and services include personalized mail promotional materials and pressure sensitive labels.

          The Company's products including business forms, other printed products and equipment are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Forms are produced at thirty five plants located throughout the United States and are shipped directly to the customer or stored in warehouses for subsequent on- demand delivery. The management of forms inventories to provide timely, cost-effective delivery is a major element of customer service.

          The Company purchases raw paper in a wide variety of weights, grades, and colors from various paper mills in the United States and Canada.
Carbonless paper, inks, carbon, and printing supplies are available nationally and purchased from leading vendors. Continuing efforts are made to assure adequate supplies to meet present and future sales objectives. The Company fills its needs by ordering from suppliers of long-standing relationship.

          The Company had engineering and research expense during 1993 of $7,754,000 compared to $7,803,000 in 1992 and $7,854,000 for 1991. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve approximately eighty-seven professional employees. The Company had no expenditures during the last three years for customer sponsored research relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques.

          In 1993, the Company continued its STANFAST manufacturing operations in eighteen print centers located nationwide. These print centers are devoted to the manufacture and sale of business forms for customers requiring relatively small quantities on a quick turnaround basis.

          Expenditures for property, plant and equipment totaled $31,076,000 in 1993, compared to $22,697,000 and $28,039,000 in 1992 and 1991, respectively.

          No significant changes occurred in the types of products, manufacture, or method of distribution during the past fiscal year nor does the Company intend to change its method of doing business in the near future.
Other items of information which may be pertinent to an understanding of the Company and its business are as follows:

     1.) No material patents, trademarks, licenses, franchises, or concessions are held which have a significant effect upon the business.

     2.) No material portion of the Company's business could be considered seasonal.

     3.) The Company believes its working capital is sufficient for its current operations. The current ratio has been maintained at 3.9 to 1 at the end of the last three fiscal years. Total debt, including long-term and current maturities, was 6.7% of equity at year-end 1993, compared to 9.2% and 12.7% for years-end 1992 and 1991, respectively. At year-end 1992, cash and cash equivalents exceeded current and long-term debt by approximately $54,977,000. These relationships demonstrate the soundness of the Company's financial position.

     4.) No material segment of the Company's business is dependent upon a single or a few customers. No single customer accounts for 10% or more of total revenue.

     5.) The Company's backlog of custom printing orders at January 2, 1994 was $51,897,000 compared to $42,670,000 and $43,702,000 at January 3, 1993 and
December 29, 1991, respectively. All orders were expected to be filled within the ensuing fiscal year.

     6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

     7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

     8.) At January 2, 1994, the Company had 5,769 employees compared to 5,724 and 5,852 at January 3, 1993 and December 29, 1991, respectively.

     9.) Substantially all of the Company's products and services facilitate the recording, storage and communication of business transactions and information.

     10.) The Company has no foreign operations and no material portion of the Company's sales or net income is derived from sales to foreign customers. The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services. Royalties from these foreign associates are approximately .1% of total revenue.

ITEM 2 - PROPERTIES

          The principal production plants of the Company are located in the following cities:

        Dayton, Ohio, 677,000 sq. ft., printing and equipment products production plants and corporate headquarters
        Newark, Ohio, 234,000 sq. ft., promotional printing plant Shelbyville, Indiana, 61,000 sq. ft., printing plant
        Middlebury, Vermont, 113,000 sq. ft., printing plant
        York, Pennsylvania, 214,000 sq. ft., printing plant and warehouse Fayetteville, Arkansas, 146,000 sq. ft., printing plant Porterville, California, 126,000 sq. ft., printing plant Cincinnati, Ohio, 52,000 sq. ft., pressure sensitive label production plant
        Murfreesboro, Tennessee, 82,000 sq. ft., printing plant
        Terre Haute, Indiana, 54,000 sq. ft., pressure sensitive label production plant
        Salisbury, Maryland, 114,000 sq. ft., printing plant
        Rocky Mount, Virginia, 105,000 sq. ft., printing plant
        Kirksville, Missouri, 191,000 sq. ft., printing plant and warehouse Tampa, Florida, 38,000 sq. ft., pressure sensitive label production plant

        All plants are owned by the Company except for the Tampa location.

        STANFAST print centers are generally much smaller than the preceding plants and are in eighteen other locations nationwide. STANFAST also operates an imprint center in Tolland, Connecticut, a plastic card embossing plant in Rochester, New York and a printing plant in Phoenix, Arizona. STANFAST generally leases its plants.

ITEM 3 - LEGAL PROCEEDINGS

   (a)    No material claims or litigation are pending against the Company.

   (b) The Company is named as a potentially responsible party by the U.S. Environmental Protection Agency or received a similar designation by state environmental authorities in several situations. None of these matters have reached the stage where liabilities have been assessed against the Company. The Company has evaluated each of these matters and believes that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures even if the Company is required to make payments within the range of its current estimates of those potential liabilities. This assessment does not take into account the ability of the Company to recover on existing insurance policies or from other parties which the Company believes would be held as joint and several obligors under any such liabilities. However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions. However, management does not now believe that there is a likelihood of a material adverse effect on the financial condition of the Company in these circumstances.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II





ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

   (a) The common stock $1.00 par value of the Registrant is traded in the over-the counter market and is quoted on the NASDAQ National Market System. The range of quotations as supplied by NASDAQ stock market and dividends paid per share on such securities for each quarterly period during the two most recent fiscal years are presented below.




                                      1 9 9 3
       ----------------------------------------------------------------------
                       Cash
       Quarter       Dividend           High            Low             Last
       -------       --------           ----            ---             ----
        1st            $0.16           21 3/4           17             19 1/4
        2nd            $0.16           20 1/4           16             18 1/2
        3rd            $0.16           20 1/4           17 1/4         18 1/2
        4th            $0.16           21               18             20 3/4



                                      1 9 9 2
       ----------------------------------------------------------------------
                       Cash
       Quarter       Dividend           High            Low             Last
       -------       --------           ----            ---             ----
        1st            $0.15           18 7/8           13 3/4         18 3/4
        2nd            $0.15           18 7/8           14             15
        3rd            $0.15           17 3/4           14 7/8         17 1/4
        4th            $0.15           19 3/4           16 3/4         18


   (b) Approximate number of security holders of the Company's common stock as of February 25, 1994 - 3,408 excluding individual holders whose shares are held by nominees. There are also 17 holders of Class A stock.

   (c) Dividend policy - The Company expects to continue paying cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA

                                                1993            1992           1991           1990            1989
                                                ----            ----           ----           ----            ----
                                                                Thousands except for per share data
                                                ------------------------------------------------------------------
Revenue                                       $722,120        $705,215       $693,712       $716,410        $708,876

Net income before cumulative
  effect of accounting changes                  42,185          39,372         32,707         21,794          40,360

Cumulative effect of
  accounting changes                              -             13,362           -              -               -

Net income                                      42,185          26,010         32,707         21,794          40,360

Earnings per share:

  Net income before cumulative
    effect of accounting changes                  1.47            1.37           1.14            .74            1.35

  Cumulative effect of
    accounting changes                             -               .47            -              -               -

  Net income                                      1.47             .90           1.14            .74            1.35

SELECTED BALANCE SHEET DATA

Total assets                                  $502,333        $482,463       $463,560       $453,725        $459,196

Long-term debt                                  17,546          24,454         35,189         41,940          48,736

OTHER

Cash dividends paid
  per common share                                 .64             .60            .56            .56             .52


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    1 9 9 3

          1993 completed the third year of operations since the Company announced its restructuring plan late in 1990. Many of the characteristics of the forms industry remain little changed since that time, including excess productive capacity, the slowing sales growth of some traditional business forms, and a very price competitive marketplace. Against this backdrop, the Company has produced three consecutive years of improving operating results, culminating in 1993's record profit performance. Net income for 1993 was $42.2 million or $1.47 per share, a 7% increase compared to the $39.4 million and $1.37 operating result reported for 1992.

          Revenue increased 2.4%, a combination of 1.2% fewer shipment units and 3.6% higher average selling prices, excess industry capacity notwithstanding. Fundamental product mix changes were evident in 1993. Traditional business form products, including custom continuous, unit set, and stock forms declined about 5% and now represent approximately 45% of total revenue. The most significant drop within the traditional forms category was in low value added, low margin stock forms which declined 26% and now represent only 4% of total revenue. Emerging growth products such as cut sheet, Stanfast, Imprint, labels, and distribution services represent about one third of revenue and recorded a 15% increase. Rounding out the remaining major product categories, forms related equipment rose 4% and promotional direct mail increased 15%.

          The percentage gross margin improved for the third consecutive year, rising to 37.4% compared to 36.6%, 35.5%, and 35.2% for years 1992 through 1990, respectively. This trend reflects the generally improving product mix, actions to reduce excess capacity, and the higher average selling prices mentioned earlier. Paper prices, taken as a whole, averaged about the same in 1993 as in 1992, but have shown some weakness early in 1994. Paper companies are anxious to repair their depressed margins and are expected to increase prices when supply and demand conditions permit. The Company would attempt to recover any paper price increases by raising the price of its business forms.

          Operating expenses continue to be well controlled. Selling and administrative expenses dropped in relation to revenue for the third consecutive year, reflecting improved productivity. Engineering and research expenses have been maintained at their targeted 1.1% of revenue. Among other expense categories, depreciation and amortization has edged higher in relation to revenue, but this has been offset by reductions in interest expense as a result of lower debt balances and falling interest rates. Overall, operating expenses dropped to 27.7% of revenue compared to last year's 27.9% and 1991's 28.1%. This, coupled with the improved gross margins, pushed the pretax profit margin to 9.7% vs. 8.8% and 7.4% in the preceding two years. Pretax profit dollars were up 14% in 1993 vs. 1992.

          The effective income tax rate in 1993 was 39.9%, 3.6 percentage points above the 1992 rate. This increase reflects the one percent rise in the Federal rate, higher state and local tax rates, and the absence of favorable investment tax credit amortization. The higher tax rate reduced earnings per share in 1993 by $.09 and halved the 14% pretax growth to 7% after taxes.

          The AMS Division, a provider of materials management software to hospitals, recorded a loss in 1993 equivalent to $.11 per share as a result of major investments to improve management depth, standardize business practices, improve customer service, and release upgraded application software. The results also reflected nonrecurring charges for bad debt and other adjustments unrelated to 1993 operations. Management expects AMS to return to profitable quarterly performance during the second half of 1994.

          The financial condition remained strong. Cash and cash equivalents ended 1993 at $79.0 million, $55.0 million higher than the $24.0 million ending balance of total debt. This $55.0 "net cash" balance is identical to that at the end of 1992. Shareholders' equity increased $22.7 million to $361.0 million. Net working capital was $243.6 million with current assets 3.9 times current liabilities.

          Cash flow from operating activities was $48.1 million compared to $74.5 million in 1992. This $26.4 million unfavorable swing is primarily the result of higher current accounts receivable that accompanied the increased revenue and a rise in inventories to service an expanded third party equipment maintenance program. The average collection period for accounts receivable improved from 50 days in 1992 to 49 days in 1993.

          Capital expenditures in 1993 totalled $31.1 million, $8.4 million higher than 1992 spending. Excluding any acquisitions, 1994 capital expenditures should increase 10-15% above the 1993 level, primarily related to capacity increases, new product introductions and programs to improve productivity.

          The Company expects to finance its 1994 operating and financial requirements from present cash reserves and internally generated funds.


                                    1 9 9 2

          Net income from operations was $39.4 million, a 20% increase over the $32.7 million recorded for 1991. Per share operating net income was a record $1.37; the comparable 1991 result was $1.14.

          During 1992, the Company adopted Financial Accounting Standards 106 and 109 which set forth new accounting rules for reporting post-retirement health care costs and deferred income taxes respectively. The net cumulative effect of these two accounting changes was a one-time charge to net income of $13.4 million, or $.47 per share, which has been segregated on the statement of income as a non-operating item. These accounting changes are described in greater detail in Notes 5 and 7.

          Total revenue was $705.2 million, representing a 1.7% increase over the $693.7 million result for 1991. Revenue from shipments of custom business forms and labels, comprising approximately 73% of revenue, grew 4.2% on the strength of higher net selling prices, excess industry productive capacity notwithstanding; unit volume was down approximately 2%. Non-custom business forms, commonly referred to as stock forms, declined sharply -- continuing a pattern established over the past several years. These low-margin, commodity type forms now represent less than six percent of total revenue. Printed material sold to promotional direct mail users declined 6.2%, reflecting the residual effects of the higher third class postage rates and temporarily lower customer spending on advertising and promotion. Incoming orders for promotional direct mail printing recovered during the year, however, and year-end production backlogs were well above prior year levels. Installations of equipment products and systems were up 19.2%, bolstered in part by customers' expectations of an improving economy; related supplies and maintenance services were up modestly. Finally, revenue from the installation and support of hospital materials management systems, comprising about one percent of total revenue, rose 9.8%.

          The percentage gross margin improved from 35.5% in 1991 to 36.6% in 1992, primarily as a result of the stronger business forms pricing mentioned earlier. The 1992 cost of products sold included a one-time $3.0 million charge for the first quarter 1993 closing of the Bedford, Pennsylvania stock forms plant. This action is expected to save approximately $2.0 million annually, improving production efficiency at other sites that will continue to produce

          Paper suppliers have announced an approximate 16% increase in the cost of white bond papers, effective February 15, 1993; other papers are expected to rise by lesser amounts. The Company has announced a forms price increase and expects to recover the higher papers costs.

          Operating expenses including research, selling, administration, and depreciation increased 1.2%, reflecting the Company's continued emphasis on cost control. Interest expense declined 29.5% as a result of lower outstanding debt and lower interest rates.

          The financial condition remained exceptionally strong. Cash flow from operations rose 5.8% to $74.5 million, producing a $24.5 million increase in cash and cash equivalents after satisfying $22.7 million in capital expenditures, $17.2 million in dividend payments, and $10.8 million in long-term debt payments. The latter included a $4.0 million prepayment of 8-1/4% debt. At year-end, cash and cash equivalents were $86.2 million compared to $31.2 million in total debt. Shareholders' equity increased $9.0 million to $338.3 million after allowing for the $13.4 million in dividend payments. The Company expects to finance its near term operating and financing needs from internally generated funds and current cash reserves.

         The recently released Financial Accounting Statement No. 112 requires companies to accrue for expected post-employment costs other than pensions and health care. Adoption of this new statement will not have a material effect on the Company's financial condition or results of operations.


                                    1 9 9 1

          Net income for 1991 was $32.7 million or $1.14 per share, compared to $21.8 million and $.74 per share in 1990. The 1990 result included a $14 million charge to pretax earnings for restructuring actions described in the 1990 section below. Excluding this charge, 1990 net income would have been $31.1 million or $1.05 per share.

          Total revenue declined 3.2% from $716.4 million in 1990 to $693.7 million in 1991. Business forms sales were down 3.3%, reflecting a 4.3% drop in unit shipments offset by very modest gains in pricing. Forms pricing was held down by a combination of recessionary demand, industry-wide overcapacity, and generally declining paper prices. Communicolor's revenue increased 1% as the market for promotional direct mail experienced relatively weak demand brought about by the recession and a 27% increase in third- class postal rates, which temporarily reduced customers' advertising budgets. The Business Equipment and Systems Division reported relatively flat volume in its service and consumables segments, but sold less new equipment as customers deferred their purchase of discretionary capital items; overall. Business Equipment and Systems Division sales were down 8%. Advanced medical Systems' (AMS) sales of materials management software and related systems to hospitals increased 52%.

          The increase in profits occurred, despite the revenue decline as a result of significant reductions in operating costs. Selling, administrative, engineering, and production costs were down compared to the prior year, both in absolute dollars and in relation to revenue. The restructuring program met its cost saving objective, establishing a lower expense base for 1991 and beyond. Raw material paper costs were also lower during 1991, as the recession reduced demand for paper products, including forms bond. An improving 1992 economy may put upward pressure on paper prices, however. Interest expense declined as a result of debt repayment and lower interest rates. Pretax profit as a percent of revenue improved from 6.6% in 1990, excluding the restructuring charge to 7.4% in 1991.

          Cash flow from operations, was $70.4 million, a 40.3% increase over 1990, sufficient to finance $28 million in capital expenditures, $16.1 million in dividends, $6.8 million in debt repayment, and provide a $20.3 million increase in cash and short- term investments. At year-end, cash and investments totalled $61.7 million, compared to $42 million in long-term debt including current maturities, and current assets were 3.9 times the level of current liabilities. The Company expects to meet its near-term operating and financing needs from existing cash sources and internally-generated funds.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements
                                                                                                    Page
    Independent Auditors' Report                                                                     14
     Consolidated Balance Sheet - January 2, 1994
       and January 3, 1993                                                                          15-16
     Consolidated Statement of Income - Years ended
       January 2, 1994, January 3, 1993 and December 29, 1991                                        17
     Consolidated Statement of Shareholders' Equity - Years ended
       January 2, 1994, January 3, 1993 and December 29, 1991                                        18
     Consolidated Statement of Cash Flows - Years ended
       January 2, 1994, January 3, 1993 and December 29, 1991                                        19
     Notes to Consolidated Financial Statements                                                     20-27
     Quarterly Results of Operations                                                                26-27


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors is incorporated by reference from the Company's proxy statement for the 1994 annual meeting of shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                                                     Officer
  Name and Position                                                                          Age      Since
  -----------------                                                                          ---     -------
Paul H. Granzow, Chairman of the Board of Directors                                          66        1984
John K. Darragh, President and Chief Executive Officer                                       64        1974
Craig J. Brown, Vice President - Finance and Treasurer                                       44        1987
Gerard B. Chadwick, Vice President - Customer Service &
  Communications                                                                             64        1987
A. Paul Cox, Jr., Vice-President and General Manager -
  Business Equipment & Systems Division                                                      56        1992
Rebecca A. Kagan - Corporate Secretary and In-House Counsel                                  41        1992
Peter S. Redding, Executive Vice President and General
  Manager - Forms Division                                                                   55        1981
Joseph V. Schwan, Vice President - Forms Sales & Marketing                                   57        1991
Harry A. Seifert, Vice President - Forms Manufacturing                                       56        1987
William P. Sherman, Vice-President                                                           73        1957
Michael Spaul, Vice President and General Manager -
  Communicolor Division                                                                      46        1991

          There are no family relationships among any of the officers; however, William P. Sherman, Vice-President and retired director is related to James L. Sherman, retired director and Charles F. Sherman, director. Officers are elected at the annual meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, for a term of office covering one year. William P. Sherman and James L. Sherman retired as directors on February 17, 1994. Roy W. Begley, Jr. and John A. Sherman II were appointed by the Board in February to fill their vacancies.

          Effective January 1, 1994, Peter S. Redding was appointed Executive Vice-President and Chief Operating Officer. Mr. Redding, who was serving as Executive Vice-President and General Manager of the Forms Division, is now responsible for the operations of all of Standard Register's five divisions - Forms, Business Equipment and Systems, Communicolor, International Operations and Advanced Medical Systems.

          Also effective on January 1, 1994, Craig J. Brown was appointed to the position of Vice President of Finance, Treasurer and Chief Financial Officer. In addition to his corporate financial responsibilities, Mr. Brown will also direct the operations of the Advanced Medical Systems Division. Mr. Brown joined Standard Register in 1975 and has held a number of financial management positions including his most recent - Vice President of Finance and Treasurer.


          Items 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1994 Annual Meeting of shareholders.

                                    PART IV





ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

               See Index to Financial Statements on Page 10.

(a)(2)  Financial Statement Schedules.
                                                                       Page
           I.  Marketable Securities - Other Security Investments       28
           V.  Property, Plant and Equipment                            29
          VI.  Accumulated Depreciation, Depletion and Amortization
                 of Property, Plant and Equipment                       30
        VIII.  Valuation and Qualifying Accounts and Reserves           31
           X.  Supplementary Income Statement Information               32

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

          Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3)  Exhibits:

                              See Index on Page 33

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1994.

                                   THE STANDARD REGISTER COMPANY

                                   By: /S/  J. K. DARRAGH
                                       ---------------------------
                                       J. K. Darragh, President,
                                       Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 18, 1994:

     Signatures
Title

/S/  P. H. Granzow                           Chairman of the Board and Director
- ------------------
     P. H. Granzow


/S/  C. J. Brown                             Vice-President - Finance and
- ------------------                           Treasurer (Chief Financial Officer)
     C. J. Brown



P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 18, 1994 as attorney-in-fact for the following directors of the Registrant:

          R. R. Burchenal                                      J. J. Schiff, Jr.
          F. D. Clarke III                                     C. F. Sherman
          J. K. Darragh                                        J. L. Sherman
          M. C. Nushawg                                        W. P. Sherman
          P. S. Redding


                                        /S/  P. H. Granzow
                                        --------------------------
                                            P. H. Granzow

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

          We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiary as of January 2, 1994 and January 3, 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 2, 1994. Our audits also included the financial statement schedules listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiary as of January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As discussed in Notes 5 and 7 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, and changed its method of accounting for postretirement benefits other than pensions from the cash to the accrual method to conform with Statement of Financial Accounting Standards No. 106.





                                                BATTELLE & BATTELLE
                                                Certified Public Accountants

3400 S. Dixie Drive
Dayton, Ohio  45439
January 28, 1994

                                                   THE STANDARD REGISTER COMPANY

                                                    CONSOLIDATED BALANCE SHEET
                                                      (DOLLARS IN THOUSANDS)
                                                                                January 2             January 3
                            A S S E T S                                           1994                  1993
                                                                                ---------             ---------
CURRENT ASSETS
  Cash and cash equivalents                                                       78,994                 86,203
  Accounts receivable, less allowance for losses
    of $2,534 and $2,983, respectively                                           135,067                122,444
  Inventories                                                                     98,248                 87,577
  Deferred income taxes                                                           10,860                 11,006
  Prepaid expense                                                                  4,558                  5,069
                                                                                 -------                -------
      Total current assets                                                       327,727                312,299
                                                                                 -------                -------





PLANT AND EQUIPMENT
  Buildings and improvements                                                      54,688                 56,035
  Machinery and equipment                                                        181,645                171,837
  Office and rental equipment                                                     36,041                 34,532
                                                                                 -------                -------
      Total                                                                      272,374                262,404
    Less accumulated depreciation                                                118,411                109,679
                                                                                 -------                -------
      Depreciated cost                                                           153,963                152,725
  Plant and equipment under construction                                          17,801                 13,909
  Land                                                                             2,488                  2,488
                                                                                 -------                -------
      Total plant and equipment                                                  174,252                169,122
                                                                                 -------                -------





OTHER ASSETS
  Patents, notes and deferred costs                                                  354                  1,042
                                                                                 -------                -------

      Total assets                                                               502,333                482,463
                                                                                 =======                =======

                                                   THE STANDARD REGISTER COMPANY

                                                    CONSOLIDATED BALANCE SHEET
                                                      (DOLLARS IN THOUSANDS)
                                                                                    January 2             January 3
       LIABILITIES AND SHAREHOLDERS' EQUITY                                           1994                  1993
                                                                                    ---------             ---------
CURRENT LIABILITIES
  Current maturities of long-term debt                                                 6,471                 6,724
  Accounts payable                                                                    20,582                18,204
  Dividends payable                                                                    4,874                 4,594
  Accrued compensation                                                                27,224                26,177
  Accrued pension expense                                                              7,805                 8,037
  Accrued other expense                                                                1,223                 3,986
  Accrued taxes, except income                                                         4,574                 4,760
  Income taxes payable                                                                 4,761                 2,866
  Deferred service contract income                                                     6,640                 5,656
                                                                                     -------               -------
      Total current liabilities                                                       84,154                81,004
                                                                                     -------               -------


LONG-TERM LIABILITIES
  Notes payable to banks and others                                                   17,546                24,454
  Retiree health care obligation                                                      24,482                24,510
  Deferred federal and state income taxes                                             15,168                14,178
                                                                                     -------               -------
      Total long-term liabilities                                                     57,196                63,142
                                                                                     -------               -------


SHAREHOLDERS' EQUITY
  Common stock, $1.00 par value:
    Authorized 30,500,000 shares
    Issued 1993 - 24,036,796; 1992 - 23,986,317                                       24,037                23,986
  Class A stock, $1.00 par value:
    Authorized 4,725,000 shares
    Issued - 4,725,000                                                                 4,725                 4,725
  Capital in excess of par value                                                      25,562                24,705
  Retained earnings                                                                  308,413               284,901
  Cost of 90,086 common shares in treasury                                          (  1,754)
                                                                                     -------               -------
      Total shareholders' equity                                                     360,983               338,317
                                                                                     -------               -------

      Total liabilities and shareholders' equity                                     502,333               482,463
                                                                                     =======               =======





See accompanying notes.

                                                   THE STANDARD REGISTER COMPANY

                                                 CONSOLIDATED STATEMENT OF INCOME
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    52 Weeks Ended          53 Weeks Ended          52 Weeks Ended
                                                      January 2               January 3              December 29
                                                        1994                    1993                    1991
                                                    --------------          --------------          -------------
REVENUE                                                 722,120                 705,215                 693,712
                                                        -------                 -------                 -------

COST AND EXPENSE
  Cost of products sold                                 452,163                 446,772                 447,452
  Engineering and research                                7,754                   7,803                   7,854
  Selling and administrative                            166,267                 163,711                 162,350
  Depreciation and amortization                          24,553                  22,955                  22,028
  Interest                                                1,142                   2,124                   3,012
                                                        -------                 -------                 -------
      Total cost and expense                            651,879                 643,365                 642,696
                                                        -------                 -------                 -------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                     70,241                  61,850                  51,016
                                                        -------                 -------                 -------

INCOME TAXES
  Current                                                26,920                  22,451                  19,639
  Deferred (benefit)                                      1,136                      27                  (1,330)
                                                        -------                 -------                 -------
      Total income taxes                                 28,056                  22,478                  18,309
                                                        -------                 -------                 -------

NET INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                     42,185                  39,372                  32,707

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                            (13,362)
                                                        -------                 -------                 -------
NET INCOME                                               42,185                  26,010                  32,707
                                                        =======                 =======                 =======




DATA PER SHARE
  Net income before cumulative
    effect of accounting changes                          $1.47                   $1.37                   $1.14
  Cumulative effect of
    accounting changes                                                             (.47)
                                                          -----                   -----                   -----
  Net income                                              $1.47                   $ .90                   $1.14
                                                          =====                   =====                   =====





See accompanying notes.

                                                   THE STANDARD REGISTER COMPANY

                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)
                                                    52 Weeks Ended           53 Weeks Ended         52 Weeks Ended
                                                      January 2                January 3             December 29
                                                        1994                     1993                   1991
                                                    --------------           --------------         --------------
COMMON STOCK
  Beginning balance                                      23,986                  23,948                 23,910
  Add shares issued under Stock
    Incentive Plan                                           51                      50                     54
  Less shares purchased and retired                                            (     12)              (     16)
                                                        -------                 -------                -------
  Ending balance                                         24,037                  23,986                 23,948
                                                        -------                 -------                -------

CLASS A STOCK                                             4,725                   4,725                  4,725
                                                        -------                 -------                -------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                      24,705                  24,246                 23,926
  Add excess of market over par
    value of shares issued under
    Stock Incentive Plan                                    857                     650                    502
  Less excess of cost over par
    value of shares purchased
    and retired                                                                (    191)              (    182)
                                                        -------                 -------                -------
  Ending balance                                         25,562                  24,705                 24,246
                                                        -------                 -------                -------

RETAINED EARNINGS
  Beginning balance                                     284,901                 276,414                260,065
  Add net income for year                                42,185                  26,010                 32,707
  Less cash dividends declared                         ( 18,673)               ( 17,523)              ( 16,358)
                                                        -------                 -------                -------
  Ending balance                                        308,413                 284,901                276,414
                                                        -------                 -------                -------

TREASURY SHARES
  Cost of common shares purchased                      (  1,754)
                                                        -------

    Total shareholders' equity                          360,983                 338,317                329,333
                                                        =======                 =======                =======





See accompanying notes.

                                                   THE STANDARD REGISTER COMPANY

                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (DOLLARS IN THOUSANDS)
                                                        52 Weeks Ended        53 Weeks Ended          52 Weeks Ended
                                                           January 2            January 3               December 29
                                                             1994                 1993                      1991
                                                        --------------        --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                42,185                 26,010                  32,707
                                                           -------                -------                 -------
  Add (deduct) items not affecting cash:
    Cumulative effect of accounting changes                                        13,362
    Depreciation and amortization                           24,553                 22,955                  22,028
    (Gain) loss on sale of facilities                     (     96)                    77                (    872)
    Provision for deferred income taxes                      1,136                     27                (  1,330)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                                 ( 12,623)                 1,754                  15,853
      Inventories                                         ( 10,671)                 5,349                   2,138
      Other assets                                             554               (    714)               (    792)
      Accounts payable                                       2,378                  1,624                (  2,371)
      Accrued expenses                                    (  2,162)                 3,530                (    557)
      Income taxes payable                                   1,895               (  1,185)                  3,388
      Deferred service contract income                         984                  1,729                     223
                                                           -------                -------                 -------
        Net adjustments                                      5,948                 48,508                  37,708
                                                           -------                -------                 -------

        Net cash provided by operating
          activities                                        48,133                 74,518                  70,415
                                                           -------                -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                            2,134                    214                     358
  Additions to plant and equipment                        ( 31,076)              ( 22,697)               ( 28,039)
                                                           -------                -------                 -------

        Net cash (used in) investing
          activities                                      ( 28,942)              ( 22,483)               ( 27,681)
                                                           -------                -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                    (  7,161)              ( 10,779)               (  6,771)
  Proceeds from issuance of common stock                       908                    700                     556
  Purchase of common stock                                (  1,754)              (    203)               (    198)
  Dividends paid                                          ( 18,393)              ( 17,230)               ( 16,066)
                                                           -------                -------                 -------

        Net cash (used in) financing
          activities                                      ( 26,400)              ( 27,512)               ( 22,479)
                                                           -------                -------                 -------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (  7,209)                24,523                  20,255

  Cash and cash equivalents at
    beginning of year                                       86,203                 61,680                  41,425
                                                           -------                -------                 -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    78,994                 86,203                  61,680
                                                           =======                =======                 =======


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                 1,173                  2,198                   3,103
    Income taxes                                            25,025                 23,636                  16,251


See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The Company operates in a single industry segment - providing products and services that facilitate the recording, storage and communication of business transactions and information. The accounting policies that affect the more significant elements of the consolidated financial statements are summarized below.

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         FISCAL YEAR - The Company's fiscal year ends on the Sunday nearest to December 31. The fiscal year ended January 2, 1994 had 52 weeks; the fiscal year ended January 3, 1993 had 53 weeks; the fiscal year ended December 29, 1991 had 52 weeks.

         CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments, primarily composed of repurchase agreements, municipal notes and bond funds, which are convertible to a known amount of cash and carry an insignificant risk of change in value.

         INVENTORIES - Inventories are valued at the lower of cost or market. All inventory costs are determined by the last-in, first-out method (LIFO). Printed finished products include forms stored for future shipment and invoicing to customers.

         PLANT AND EQUIPMENT - Land, buildings and equipment, including significant improvements to existing facilities, are valued at cost. Maintenance and repairs are expensed as incurred.

         DEPRECIATION - For financial statement purposes, depreciation is computed by the straight-line method at rates adequate to recover the costs of the applicable assets over their expected useful lives. For income tax purposes, depreciation is computed by accelerated methods.

         INCOME TAXES - In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Prior to 1992, the provision for income taxes was based on income and expense included in the consolidated statement of income.

         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". Prior to 1992, the cost of providing these benefits to retired employees was recognized as a charge to income as the health care claims were received, the prevalent practice prior to enactment of SFAS 106.

         REVENUE RECOGNITION - The Company generally recognizes product and related services revenue at the time of shipment. Under contractual arrangements with some customers, custom forms which are stored for future delivery are recognized as revenue when manufacturing is complete and the order is invoiced. Revenue from equipment service contracts is recognized ratably over the term of the contract.

         NET INCOME PER SHARE - Income per share is calculated using the average number of shares outstanding during the year.

NOTE 2 - INVENTORIES

          Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first- in, first-out method had been used, these inventories would have been $22,836,000 higher at January 2, 1994 and $22,380,000 higher at January 3, 1993.

          During 1992 and 1991, inventory quantities were reduced, which resulted in a liquidation of LIFO layers carried at lower costs. The effect of these liquidations increased net income by $1,763,000 or $.06 per share in 1992 and $2,249,000 or $.08 per share in 1991.

          Inventories at the respective year-ends are as follows:
                                                                                (Dollars in thousands)
                                                                           January 2               January 3
                                                                             1994                    1993
                                                                           ---------               ---------
     Finished products                                                     $ 52,571                $ 49,450
     Jobs in process                                                         26,671                  18,877
     Materials and supplies                                                  19,006                  19,250
                                                                            -------                 -------

           Total                                                           $ 98,248                $ 87,577
                                                                            =======                 =======

NOTE 3 - PLANT AND EQUIPMENT

          Plant and equipment are carried at cost less accumulated
depreciation. Depreciation for financial reporting purposes was $23,908,000 in
1993, $22,310,000 in 1992, and $21,383,000 in 1991.  Depreciation rates are based on estimates of useful lives:
             Classification                                                               Years
             --------------                                                               -----
         Buildings and improvements                                                       10-40
         Machinery and equipment                                                           5-15
         Office equipment                                                                  5-15
         Rental equipment                                                                   3-4
         Leasehold improvements                                                  Life of leases

          When equipment is retired or has been fully depreciated, its cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from the dispositions are reported as income or expense.

NOTE 4 - PENSION PLANS

          The Company has qualified defined benefit plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation at the time of retirement, or years of service and a benefit multiplier. The Company funds its pension plans based on allowable federal income tax deductions. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. In addition, the Company has non-qualified plans which provide benefits in addition to those provided in the qualified plan.

NOTE 4 - PENSION PLANS (CONTINUED)

          Assumptions used in the respective accounting years to determine pension costs, are as follows:
                                                                        1993           1992           1991
                                                                        ----           ----           ----
    Discount rate                                                        8.5%           8.5%           9.0%
    Rate of increase in compensation levels                              4.5%           4.5%           5.0%
    Expected long-term rate of return on assets                         10.5%          10.5%          10.5%

          Pension costs consist of the following components:
                                                                             (Dollars in thousands)
                                                                       1993           1992           1991
                                                                       ----           ----           ----
    Service cost of benefits earned                                   $ 4,948        $ 4,696        $ 3,459
    Interest cost on projected benefit
      obligation                                                        9,780          9,410          7,801
    Actual gain on plan assets                                       (  4,101)      ( 12,058)      ( 19,025)
    Asset (loss) gain deferred                                       (  6,514)         2,481         11,471
    Amortization of transition asset                                 (    722)      (    722)      (    743)
    Amortization of prior service costs                                 1,522          1,415
       Amortization of loss                                                13
                                                                      -------        -------       --------
          Net pension cost                                           $  4,926       $  5,222       $  2,963
                                                                      =======        =======       ========

          The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at the respective year ends.
                                                                             (Dollars in thousands)
                                                                       1993           1992           1991
                                                                       ----           ----           ----
    Actuarial present value of:
      Accumulated benefit obligation
        Vested                                                       $ 98,454       $ 91,784       $ 88,828
        Non-vested                                                        673            554            426
                                                                      -------        -------        -------

          Total                                                      $ 99,127       $ 92,338       $ 89,254
                                                                      =======        =======        =======

      Projected benefit obligation                                   $124,383       $118,439       $114,109
                                                                      =======        =======        =======

    Plan assets at fair market value                                 $101,639       $102,020       $ 91,915
                                                                      =======        =======        =======

    Projected benefit obligation in
      excess of plan assets                                         ($ 22,744)     ($ 16,419)     ($ 22,194)

    Unrecognized net (gain) loss                                        2,604      (   2,436)         2,048

    Unrecognized prior service cost                                    15,412         13,828         14,173

       Minimum liability adjustment                                 (     789)

    Unrecognized transition asset                                   (   2,288)     (   3,010)     (   3,732)
                                                                      -------        -------        -------

    Accrued pension (liability)                                     ($  7,805)     ($  8,037)     ($  9,705)
                                                                      =======        =======        =======

          Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

NOTE 5 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

          The Company provides health care benefits for eligible employees who retired prior to July 1, 1992. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions". This statement requires the accrual method of accounting for postretirement health care benefits over the employees' period of employment based upon actuarially determined costs. Previously, the Company expensed claims as incurred, the prevalent practice prior to enactment of SFAS 106.

          In fiscal 1992, the Company elected to immediately recognize the $24,510,000 pretax postretirement benefit obligation existing at December 30, 1991, as a cumulative effect of an accounting change. This equates to $14,850,000 or $.52 per share on an after tax basis. The Company continues to pay for retiree benefit costs as claims are incurred. The amount included in expense for 1991 under the previous accounting method was $1,642,000. Under the new accounting method retirees' health claims for 1993 and 1992 amounted to $2,069,000 and $1,892,000, respectively.

          The accumulated benefit obligation was determined using the unit credit method and an assumed discount rate of 8.5%. The assumed current health care cost trend rate is 11.5% in 1993 and gradually decreases to 6.5% in the year 2014.

          The components of postretirement benefit costs for 1993 and 1992 are as follows:
                                                                                (Dollars in thousands)
                                                                             1993                    1992
                                                                             ----                    ----
     Service cost                                                            -0-                     -0-
     Interest cost                                                         $  2,041                $  1,970
                                                                            -------                 -------

     Postretirement benefit cost                                           $  2,041                $  1,970
                                                                            =======                 =======


          The funded status of the plan at January 2, 1994 and January 3, 1993 is as follows:
                                                                           January 2              January 3
                                                                             1994                   1993
                                                                           ---------              ---------
     Accumulated postretirement benefit
       obligation for retirees                                             $ 28,502                $ 24,510
     Plan assets                                                              -0-                     -0-
                                                                            -------                 -------
     Accumulated postretirement benefit
       obligation in excess of plan assets                                   28,502                  24,510
     Unrecognized net loss                                                 (  4,020)
                                                                            -------                 -------

     Retiree health care obligation shown
       in balance sheet                                                    $ 24,482                $ 24,510
                                                                            =======                 =======

          The effect of a one percent increase or decrease in the health care cost trend rates used would result in a $243,000 increase or decrease in the service and interest components of expense for 1993 ($390,000 for 1992) and a $2,858,000 increase or decrease in the postretirement benefit obligation at January 2, 1994 ($3,090,000 at January 3, 1993).

NOTE 6 - LONG-TERM DEBT
                                                                               (Dollars in thousands)
                                                                           January 2              January 3
                                                                             1994                   1993
                                                                           ---------              ---------
Unsecured term notes dated December 9, 1986,
  bearing interest at 3.6875% and 4.0% at
  respective year ends, due in seventeen equal
  semi-annual installments commencing
  December 9, 1988, payable to:
    The First National Bank of Boston                                      $ 10,943                $ 14,588
    Wachovia Bank and Trust Co.                                               4,235                   5,647
    Society Bank, N.A.                                                        4,235                   5,647
                                                                            -------                 -------
      Total                                                                  19,413                  25,882

Industrial development revenue bonds issued
  by Rutherford County, Tenn., bearing interest
  at 6-1/8%, due 1999 through 2003                                            4,600                   4,600

Other obligations with various interest rates                                     4                     696
                                                                            -------                 -------
      Total                                                                  24,017                  31,178
    Less current maturities                                                   6,471                   6,724
                                                                            -------                 -------

      Long-term debt                                                       $ 17,546                $ 24,454
                                                                            =======                 =======

          The aggregate principal payments for the five fiscal years subsequent to January 2, 1994, are as follows: 1994 - $6,471; 1995 - $6,475; 1996 -
$6,471; 1997 - None; 1998 - None.


NOTE 7 - INCOME TAXES

          The provision (credit) for income taxes consists of the following:
                                                        U.S.
                                                      Federal             State               Total
                                                      -------             -----               -----
     1993
       Current                                       $ 21,140           $  5,780            $ 26,920
       Deferred                                           918                218               1,136
                                                      -------            -------             -------
           Total                                     $ 22,058           $  5,998            $ 28,056
                                                      =======            =======             =======

       1992
         Current                                     $ 18,012           $  4,439            $ 22,451
         Deferred                                    (    220)               247                  27
                                                      -------            -------             -------
             Total                                   $ 17,792           $  4,686            $ 22,478
                                                      =======            =======             =======

       1991
         Current                                     $ 15,653           $  3,986            $ 19,639
         Deferred                                    (  1,330)                              (  1,330)
                                                      -------            -------             -------
             Total                                   $ 14,323           $  3,986            $ 18,309
                                                      =======            =======             =======

          In 1992, the Company retroactively changed its method of accounting for income taxes as a result of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recorded a credit of $1,488,000 or $.05 per share which represents the net decrease in the net deferred tax liabilities as of that date. This amount was reported in the consolidated statement of income as a cumulative effect of an accounting change.

NOTE 7 - INCOME TAXES (CONTINUED)

          The significant components of the deferred tax expense (benefit) are as follows:
                                                                       (Dollars in thousands)
                                                           1993                1992                1991
                                                           ----                ----                ----
       Depreciation                                      $  1,202            $    992            $     52
       Pension                                                  5                   5                 309
       Investment tax credit                                                (   1,128)          (   1,128)
       Inventories                                      (      01)                562                 214
       Compensation and benefits                        (      26)          (     151)          (     867)
       Receivables                                            154                  70                 113
       Plant reconfiguration                                  314           (     307)
         Retiree health care                            (     212)          (      16)
         Other                                                                                  (      23)
                                                          -------             -------             -------
             Total                                       $  1,136            $     27           ($  1,330)
                                                          =======             =======             =======


          The components of the net deferred tax asset and liability as of
January 2, 1994 and January 3, 1993 are as follows:
                                                                             (Dollars in thousands)
                                                                       January 2              January 3
                                                                         1994                   1993
                                                                       ---------              ---------
      Deferred tax asset:
        Accounts receivable                                            $  1,024               $  1,178
        Inventories                                                       4,606                  4,305
        Compensation and benefits                                         2,871                  2,845
        Pension                                                           2,288                  2,293
        Plant reconfiguration                                                71                    385
                                                                        -------                -------
                                                                       $ 10,860               $ 11,006
                                                                        =======                =======
      Deferred tax liability:
        Depreciation                                                   $ 25,057               $ 23,855
        Retiree health care benefits                                  (   9,889)             (   9,677)
                                                                        -------                -------
                                                                       $ 15,168               $ 14,178
                                                                        =======                 ======


          The reconciliation of the statutory federal income tax rate and the effective tax rate follows:
                                                                    1993            1992           1991
                                                                    ----            ----           ----
       Statutory federal income tax rate                            35.0%           34.0%          34.0%
       State and local income taxes                                  5.4             5.0            5.2
       Investment tax credit                                                      (  1.8)        (  2.2)
       Other                                                      (   .5)         (   .9)        (  1.1)
                                                                   -----           -----          -----

             Effective tax rate                                     39.9%           36.3%          35.9%
                                                                   =====           =====          =====


NOTE 8 - CAPITALIZATION

          The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of the Class A. Each of the 23,946,710 shares of Common outstanding has one vote, while each of the 4,725,000 shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Purchase commitments for capital improvements aggregated $2,134,000 at January 2, 1994. Also, the Company has purchase commitments for equipment for resale of $3,593,000 at January 2, 1994. In addition, the Company has entered into several agreements with suppliers to purchase specified minimum quantities of raw materials through 1994.

          The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $17,747,000 in 1993, $16,746,000 in 1992, and $17,048,000 in 1991.

          Rental commitments under existing leases at January 2, 1994, were:
                                          (Dollars in thousands)
                                          Computer and
                               Real            Sales        Transportation            Other
                               Estate         Offices          Equipment            Equipment        Total
                               ------         -------       --------------          ---------        -----
     1994                     $3,911           $6,975            $1,623               $1,604        $14,113
     1995                      3,082            5,617               428                1,271         10,398
     1996                      2,051            3,909               177                1,000          7,137
     1997                        613            2,134                95                  388          3,230
     1998                        130              777                20                  220          1,147
     Later years                                  105                                                   105

          In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized quarterly financial data, in thousands of dollars except for per share amounts, follow:
                                                                   Quarters Ended
                                              -------------------------------------------------------------
                                              April 4         July 4            October 3         January 2
                                               1993            1993               1993              1994
                                              -------         ------            ---------         ---------
Revenue                                      $169,295         $174,728           $179,104          $198,993

Gross margin*                                  64,222           64,724             65,712            75,299

Net income                                      9,366            9,546              9,749            13,524

    Net income per share                          .33              .33                .34               .47

NOTE 10 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
                                                                    Quarters Ended
                                             --------------------------------------------------------------
                                             March 29         June 28          September 27       January 3
                                               1992            1992               1992               1993
                                             --------         -------          ------------        ---------
Revenue                                      $168,541         $173,095           $170,177          $193,402

Gross margin*                                  62,908           63,623             61,845            70,067

Net income before
  cumulative effect of
  accounting changes                            8,743            9,447              8,683            12,499

Cumulative effect of
  accounting changes                         ( 13,362)

Net income (loss)                            (  4,619)           9,447              8,683            12,499

Per share
  Net income (loss) before
    cumulative effect of
    accounting changes                           .30               .33                .31               .43
  Cumulative effect of
    accounting changes                         ( .47)

  Net income (loss)
    per share                                  ( .17)              .33                .31               .43

                                                                    Quarters Ended
                                             ---------------------------------------------------------------
                                             March 31          June 30         September 29      December 29
                                               1991             1991              1991              1991
                                             --------          -------         ------------      -----------
Revenue                                      $172,306         $173,677           $163,821          $183,908

Gross margin*                                  58,522           59,678             56,141            71,919

Net income                                      5,976            6,969              6,758            13,004

  Net income per share                            .21              .24                .24               .45

* Revenue less cost of products sold and services rendered.


NOTE 11 - CONCENTRATION OF CREDIT RISK

          The Company's concentration of credit risk is limited due to the large number of primarily domestic customers who are geographically dispersed. As disclosed on the balance sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

                                                                    SCHEDULE I

                                                   THE STANDARD REGISTER COMPANY

                                        MARKETABLE SECURITIES - OTHER SECURITY INVESTMENTS

                                                          JANUARY 2, 1994
                                             (Shares, Units and Dollars in thousands)
Column A                                               Column B        Column C            Column D          Column E
- --------                                               --------        --------            --------          --------
                                                       Number of                                             Amount at
                                                       shares or                                             which each
                                                       units -                             Market            security
                                                       principal                           value of          issue
                                                       amount of       Cost of             each issue        carried in
Name of issuer and title                               bonds and       each                at balance        the balance
     of each issue                                     notes           issue               sheet date        sheet
- ------------------------                               ---------       -------             ----------        -----------


Temporary cash investments
Municipal Bond Funds (1)                                 43,879         43,879               43,930            43,930

Municipal Bonds (1)                                      29,570         29,570               29,709            29,709

Bank Overnight Funds (1)                                  1,552          1,552                1,552             1,552
                                                         ------         ------               ------            ------

      Total                                              75,001         75,001               75,191            75,191
                                                         ======         ======               ======            ======

(1)  No single investment exceeds 2% of total assets.



                                                                  SCHEDULE V

                                                   THE STANDARD REGISTER COMPANY

                                                   PROPERTY, PLANT AND EQUIPMENT

                                             FOR THE THREE YEARS ENDED JANUARY 2, 1994
                                                      (Dollars in thousands)
Column A                            Column B       Column C          Column D             Column E           Column F
- --------                            --------       --------          --------             --------           --------
                                    Balance at                                                               Balance at
                                    beginning      Additions                              Other changes      end of
Classification                      of period      at cost           Retirements          add (deduct)       period
- --------------                      ----------     ---------         -----------          -------------      ----------
Year Ended January 2, 1994
- --------------------------
  Land                                 2,488                                                                     2,488
  Buildings and improvements          56,035          1,070             (  444)            ( 1,973)(a)          54,688
  Machinery and equipment            171,837         20,937             (2,173)            ( 8,956)(a)         181,645
  Office equipment                    34,320          5,109             (  248)            ( 3,331)(a)          35,850
  Rental equipment                       212             67             (   32)            (    56)(a)             191
  Plant and equipment
    under construction                13,909          3,892                                                     17,801
                                     -------         ------              -----              ------             -------
                                     278,801         31,075             (2,897)            (14,316)            292,663
                                     =======         ======              =====              ======             =======


Year Ended January 3, 1993
- --------------------------
  Land                                 2,488                                                                     2,488
  Buildings and improvements          56,194            987             (   23)            ( 1,123)(a)          56,035
  Machinery and equipment            165,688         10,694             (  577)            ( 3,968)(a)         171,837
  Office equipment                    29,806          6,949             (  500)            ( 1,935)(a)          34,320
  Rental equipment                       349             86             (  179)            (    44)(a)             212
  Plant and equipment
    under construction                 9,928          3,981                                                     13,909
                                     -------         ------              -----              ------             -------
                                     264,453         22,697             (1,279)            ( 7,070)            278,801
                                     =======         ======              =====               =====             =======


Year Ended December 29, 1991
- ----------------------------
  Land                                 2,546                            (   58)                                  2,488
  Buildings and improvements          58,248            561             (   27)            ( 2,588)(a)          56,194
  Machinery and equipment            145,093         33,099             (1,101)            (11,403)(a)         165,688
  Office equipment                    28,971          5,006             (  484)            ( 3,687)(a)          29,806
  Rental equipment                       299             97             (   22)            (    25)(a)             349
  Plant and equipment
    under construction                18,448        ( 8,520)(b)                                                  9,928
                                     -------         ------              -----              ------             -------
                                     253,605         30,243             (1,692)            (17,703)            264,453
                                     =======         ======              =====              ======             =======

(a) Fully depreciated and written off
(b) Excess of items capitalized over additions

                                                            SCHEDULE VI

                                                   THE STANDARD REGISTER COMPANY

                          ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

                                             FOR THE THREE YEARS ENDED JANUARY 2, 1994
                                                      (Dollars in thousands)
Column A                           Column B        Column C          Column D             Column E           Column F
- --------                           --------        --------          --------             --------           --------
                                                   Additions
                                   Balance at      charge to                                                 Balance at
                                   beginning       costs and                              Other changes      end of
Classification                     of period       expenses          Retirements          add (deduct)       period
- --------------                     ----------      ---------         -----------          -------------      ----------
YEAR ENDED JANUARY 2, 1994
  Buildings and improvements          20,809          2,783             (  192)            ( 1,973)(a)          21,427
  Machinery and equipment             74,106         15,494             (  460)            ( 8,956)(a)          80,184
  Office equipment                    14,648          5,568             (  186)            ( 3,331)(a)          16,699
  Rental equipment                       116             62             (   21)            (    56)(a)             101
                                     -------         ------              -----              ------             -------
                                     109,679         23,907             (  859)            (14,316)            118,411
                                     =======         ======              =====              ======             =======



YEAR ENDED JANUARY 3, 1993
  Buildings and improvements          19,095          2,850             (   13)            ( 1,123)(a)          20,809
  Machinery and equipment             64,157         14,317             (  400)            ( 3,968)(a)          74,106
  Office equipment                    11,986          5,050             (  453)            ( 1,935)(a)          14,648
  Rental equipment                       189             93             (  122)            (    44)(a)             116
                                     -------         ------              -----              ------             -------
                                      95,427         22,310             (  988)            ( 7,070)            109,679
                                     =======         ======              =====              ======             =======



YEAR ENDED DECEMBER 29, 1991
  Buildings and improvements          18,718          2,977             (   12)            ( 2,588)(a)          19,095
  Machinery and equipment             61,721         14,771             (  932)            (11,403)(a)          64,157
  Office equipment                    11,204          4,589             (  120)            ( 3,687)(a)          11,986
  Rental equipment                       106            119             (   11)            (    25)(a)             189
                                     -------         ------              -----              ------             -------
                                      91,749         22,456             (1,075)            (17,703)             95,427
                                     =======         ======              =====              ======             =======

(a) Fully depreciated and written off

                                                           CHEDULE VIII

                                                   HE STANDARD REGISTER COMPANY

                                           ALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                             OR THE THREE YEARS ENDED JANUARY 2, 1994
                                                      (Dollars in thousands)
Column A                                 Column B                 Column C                   Column D           Column E
- --------                                 --------                 --------                   --------           --------
                                                                 Additions
                                                                 ---------
                                                            (1)             (2)
                                                           Charged
                                         Balance at       (Credited)                                            Balance
                                         beginning         to costs           Other                              at end
Description                              of period        and expenses      Additions        Deductions         of period
- -----------                              ----------       ------------      ---------        ----------         ---------
YEAR ENDED JANUARY 2, 1994
  Allowance for doubtful
    accounts                                2,983             2,085                            2,534(a)           2,534
  Inventory obsolescence                    3,024             1,377                            1,451(b)           2,950



YEAR ENDED JANUARY 3, 1993
  Allowance for doubtful
    accounts                                3,164             2,312                            2,493(a)           2,983
  Inventory obsolescence                    4,723               822                            2,521(b)           3,024



YEAR ENDED DECEMBER 29, 1991
  Allowance for doubtful
    accounts                                3,497             2,480                            2,813(a)           3,164
  Inventory obsolescence                    6,487             1,579                            3,343(b)           4,723



(a)  Net uncollectible accounts written off
(b)  Obsolete inventory scrapped or written
     down to realizable value


                                                                31-

                                                             SCHEDULE X

                                                   THE STANDARD REGISTER COMPANY

                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                             FOR THE THREE YEARS ENDED JANUARY 2, 1994
                                                      (Dollars in thousands)
Column A                                                                     Column B
- --------                                                                     --------

                                                                         Charged to costs
                                                                           and expenses
                                                                         ----------------
                                                                            Year Ended
                                             ------------------------------------------------------------------------
    Item                                     January 2, 1994              January 3, 1993           December 29, 1991
    ----                                     ---------------              ---------------           -----------------
1.  Maintenance and repairs                       15,006                       14,140                     13,490
                                                  ======                       ======                     ======


2.  Depreciation and
      amortization of
      intangible assets,
      preoperating costs
      and similar deferrals                          *                            *                          *

3.  Taxes, other than payroll
      and income taxes:
        Real estate and
          personal property                        3,132                        3,102                      3,106
        Franchise and other                          979                          787                      1,090
                                                   -----                       ------                     ------

            Total                                  4,111                        3,889                      4,196
                                                   =====                        =====                      =====


4.  Royalties                                        *                            *                          *

5.  Advertising costs                                *                            *                          *



*  Less than 1% of total revenue

                               INDEX TO EXHIBITS





 3. Amended Articles of Incorporation of the Company, Filed as Exhibit 4 to the Company's Registration Statement No. 33-8687.

10.     Material contracts.

10.1 The Standard Register Company Key Employees Incentive Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 26, 1976.

10.2 The Standard Register Company Stock Incentive Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1978.

10.3 The Standard Register Company Non-Qualified Retirement Plan filed herewith.

10.4 The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan filed herewith.

10.5 The Standard Register Company Amended and Restated Stock Incentive Plan filed herewith.

11.     Computation of Earnings Per Share.

17.1    Letter of James L. Sherman resigning from Board of Directors.

17.2    Letter of William P. Sherman resigning from Board of Directors.

24.     Power of Attorney of R. R. Burchenal, F. D. Clark III, J. K. Darragh,
        M. C. Nushawg, P. S. Redding, J. J. Schiff, Jr., C. F. Sherman,
        J. L. Sherman and W. P. Sherman.