Form 10-Q
period 1994-04-03
STANDARD REGISTER CO
filed 1994-05-16
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended April 3, 1994

                               OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Transition Period From     to


                   Commission File Number 01-1097


                  THE STANDARD REGISTER COMPANY

OHIO CORPORATION                                      31-0455440

600 ALBANY STREET, DAYTON, OHIO                            45401

TELEPHONE NUMBER                                    513-443-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes   X   No.



     CLASS                   OUTSTANDING AS OF APRIL 3, 1994

Common Stock - $1.00 Par Value            23,994,546

Class A Stock - $1.00 Par Value            4,725,000



                           - 1 of 8 -
                        No Exhibits Filed

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   April 3, 1994, January 2, 1994                             3


  Consolidated Statement of Income
   13 Weeks Ended April 3, 1994 and April 4, 1993             4



  Consolidated Statement of Cash Flows
   13 Weeks Ended April 3, 1994 and April 4, 1993             5


The consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended January 2, 1994.

The consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                       6


PART II - OTHER INFORMATION AND SIGNATURE                     8

                  THE STANDARD REGISTER COMPANY
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                             April 3,    January 2,
                                               1994        1994
          ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                  $ 74,587    $ 78,994
  Accounts Receivable, less Allowance
   for Losses                                 128,293     135,067
  Inventories                                 100,927      98,248
  Deferred Income Tax                          10,860      10,860
  Prepaid Expense                               4,797       4,558
   Total Current Assets                      $319,464    $327,727

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 54,878    $ 54,688
  Machinery and Equipment                     188,179     181,645
  Office Equipment                             34,304      36,041
   Total                                      277,361     272,374
  Less Accumulated Depreciation               124,491     118,411
   Depreciated Cost                           152,870     153,963
  Construction in Process                      20,532      17,801
  Land                                          2,509       2,488
   Total Plant and Equipment                 $175,911    $174,252

OTHER ASSETS
  Patents, Notes, and Other                  $    276    $    354
TOTAL ASSETS                                 $495,651    $502,333

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,472    $  6,471
  Accounts Payable                             14,753      20,582
  Dividends Payable                                 -       4,874
  Accrued Compensation                         20,024      27,224
  Accrued Retirement Expense                    4,138       7,805
  Accrued Other Expense                          (267)      1,223
  Accrued Taxes, except Income                  4,353       4,574
  Income Taxes Payable                          6,614       4,761
  Deferred Service Contract Income             10,389       6,640
   Total Current Liabilities                 $ 66,476    $ 84,154

LONG-TERM LIABILITIES
  Long-Term Debt                             $ 17,541    $ 17,546
  Retiree Healthcare                           24,482      24,482
  Deferred Income Taxes                        15,168      15,168
   Total Long-Term Liabilities               $ 57,191    $ 57,196

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,084,632 Shares Issued in 1994          $ 24,085
   24,036,796 Shares Issued in 1993                      $ 24,037
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           26,508      25,562
   Retained Earnings                          318,420     308,413
   Treasury Stock, 90,086 Shares at Cost       (1,754)     (1,754)
    Total Shareholders' Equity               $371,984    $360,983

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $495,651    $502,333


                                 - 3 -

                     THE STANDARD REGISTER COMPANY
                   CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                                       First Quarter
                                                      13 Weeks Ended
                                                    April 3,   April 4,
                                                      1994       1993

TOTAL REVENUE                                      $ 183,875  $ 169,295

COSTS AND EXPENSES
  Cost of Products Sold                            $ 116,258   $105,073
  Engineering & Research                               1,896      1,918
  Selling and Administrative                          42,385     40,503
  Depreciation and Amortization                        6,311      6,252
  Interest                                               206        323

    Total Costs and Expenses                       $ 167,056  $ 154,069


  INCOME BEFORE INCOME TAXES                        $ 16,819  $  15,226

  Income Taxes                                         6,803      5,860


NET INCOME                                          $ 10,016  $   9,366

Average Number of Shares
   Outstanding (000)                                  28,713     28,755


DATA PER SHARE

  Net Income Primary and
  Fully Diluted                                     $   0.35   $   0.33

  Dividends Paid                                    $   0.17   $   0.16











                                 - 4 -

                     THE STANDARD REGISTER COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)
                                                 First Quarter
                                                13 Weeks Ended
                                              April 3,    April 4,
                                               1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 10,016     $ 9,366

Add (Deduct) Items not Affecting Cash:
     Depreciation and Amortization           $  6,311    $  6,252
     Loss on Sale of Facilities                    33           1
     Net Change to Post-Retirement Healthcare       -         150

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                        6,774       6,479
     Inventories                               (2,680)     (5,464)
     Other Assets                                (215)        827
     Accounts Payable                          (5,830)     (5,977)
     Accrued Expenses                         (12,578)    (10,461)
     Income Taxes Payable                       1,852       2,553
    Deferred Service Income                     3,749       3,397

Net Adjustments                                (2,584)     (2,243)

Net Cash Provided by Operating Activities    $  7,432    $  7,123

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $      2    $     17
Additions to Plant and Equipment               (7,950)     (6,670)

Net Cash (Used in) Investing Activities      $ (7,948)   $ (6,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $     (2)   $   (354)
Proceeds from Issuance of Common Stock            993         909
Dividends Paid                                 (4,882)     (4,602)
Net Cash (Used in) by Financing Activities   $ (3,891)   $ (4,047)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $ (4,407)   $ (3,577)

Cash and Cash Equivalents at Beginning
  of Year                                    $ 78,994    $ 86,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 74,587    $ 82,626

                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS


Net income for the first quarter 1994 was $10.0 million, a 6.9% increase compared to the $9.4 million result for the comparable quarter of 1993; earnings per share were $.35 vs. $.33 a year earlier.

Total revenue increased 8.6%, reflecting strong shipment levels of business forms and promotional direct mail. New equipment installations were weaker than the year earlier period, but equipment maintenance revenues were up sharply as a result of new third party service contracts.

The cost of products sold increased faster than revenue--10.6% compared to the 8.6% revenue increase mentioned above, reducing the percentage gross margin from 37.9% in first quarter 1993 to 36.8% in the current quarter. Among the factors contributing to this change was an increase in forms price discounts and start-up costs related to the expanded third party equipment service program. The company has had success recently in its program to capture large national forms management accounts from competitors. These accounts ordinarily involve the company's purchase of the remaining inventory stored by the competitor to enable Standard Register to begin servicing the new account immediately; this product is distributed to the customer until depleted, generally over several months, at no product margin. The higher volume of these "buyout" shipments depressed the percentage margin for the quarter, but will lead to improved volume and margins in the future.

Paper costs were generally in line with year earlier levels, but should begin to show favorable prior year comparisons in the second and third quarters if current prices persist. There is significant pressure by paper companies, however, to raise prices to repair their depressed margins. If the paper companies are successful in establishing higher prices, the company would attempt to recover the increases by raising forms prices.

Selling and administrative costs were up 4.6% and were generally in line with management expectations. Interest expense was down 36.2% as a result of lower debt balances. Engineering & Research and depreciation expenses were close to the 1993 levels.

The AMS division reported a loss but showed significant improvement in comparison to the prior year. The company continues to believe the division will return to profitable quarterly operations late in 1994.

The preceding factors caused pretax profits to rise 10.5%, but a higher income tax rate reduced the net profit increase to 6.9%. The effective tax rate in the first quarter 1994 was 40.4% compared to 38.5% in the comparable 1993 quarter, reflecting the one percent 1993 hike in the federal rate not reported by the company until the fourth quarter 1993 and higher state and local tax rates.

Net cash provided by operating activities was $7.4 million, comprised of $16.3 million from net profit and non-cash expenses less $8.9 million in working capital increases. The working capital increase was in line with the $8.6 million increase in the comparable quarter of the previous year. Net cash outflow for the quarter, after allowing for capital spending and dividends, was $4.4 million compared to a $3.6 million outflow for the first quarter 1993. The major reason for the higher outflow in the current period was increased capital spending. The $8.0 million in first quarter capital spending is in line with management's expectation to spend $30 million to $35 million for the total year 1994, excluding any acquisitions.

The company's financial condition continues to be very strong. Cash and cash equivalents at quarter-end totalled $74.6 million compared to $24.0 million in total debt, producing a "net cash" position of $50.6 million. This compares to a "net cash" position at the end of the first quarter 1993 of $51.8 million. The company expects to meet its near-term financing needs, including dividends, capital spending, and scheduled debt reduction from a combination of internally generated funds and existing cash reserves.

                     THE STANDARD REGISTER COMPANY

                      PART II - OTHER INFORMATION




ITEMS 1 THRU 6

     None






                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 3, 1994




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                           By C. J. Brown, Vice President-
                                           Finance, Treasurer
                                           & Chief Financial Officer