Form 10-Q
period 1994-07-03
STANDARD REGISTER CO
filed 1994-08-17
CIK 93456

[TEXT]

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended July 3, 1994

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



     CLASS                   OUTSTANDING AS OF July 3, 1994

Common Stock - $1.00 Par Value            23,994,546

Class A Stock - $1.00 Par Value            4,725,000





                           - 1 of 9 -
                        No Exhibits Filed

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   July 3, 1994, January 2, 1994                             3


  Consolidated Statement of Income
   26 Weeks Ended July 3, 1994 and July 4, 1993              4



  Consolidated Statement of Cash Flows
   26 Weeks Ended July 3, 1994 and July 4, 1993              5


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


                  THE STANDARD REGISTER COMPANY
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)

                                             July 3,    January 2,
                                               1994        1994
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 51,784    $ 78,994
  Accounts Receivable, less Allowance
   for Losses                                 125,506     135,067
  Inventories                                  99,965      98,248
  Deferred Income Tax                          10,860      10,860
  Prepaid Expense                               4,288       4,558
   Total Current Assets                      $292,403    $327,727

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 58,452    $ 54,688
  Machinery and Equipment                     205,095     181,645
  Office Equipment                             37,461      36,041
   Total                                      301,008     272,374
  Less Accumulated Depreciation               130,502     118,411
   Depreciated Cost                           170,506     153,963
  Construction in Process                      23,427      17,801
  Land                                          2,675       2,488
   Total Plant and Equipment                 $196,608    $174,252

OTHER ASSETS
  Patents, Notes, and Other                  $  2,605    $    354
TOTAL ASSETS                                 $491,616    $502,333

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,471    $  6,471
  Accounts Payable                             11,870      20,582
  Dividends Payable                                 -       4,874
  Accrued Compensation                         23,358      27,224
  Accrued Retirement Expense                    5,761       7,805
  Accrued Other Expense                        (1,801)      1,223
  Accrued Taxes, except Income                  3,979       4,574
  Income Taxes Payable                            821       4,761
  Deferred Service Contract Income              9,539       6,640
   Total Current Liabilities                 $ 59,998    $ 84,154

LONG-TERM LIABILITIES
  Long-Term Debt                             $ 14,306    $ 17,546
  Retiree Healthcare                           24,482      24,482
  Deferred Income Taxes                        15,168      15,168
   Total Long-Term Liabilities               $ 53,956    $ 57,196

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,084,632 Shares Issued in 1994          $ 24,085
   24,036,796 Shares Issued in 1993                      $ 24,037
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           26,507      25,562
   Retained Earnings                          324,099     308,413
   Treasury Stock, 90,086 Shares at Cost       (1,754)     (1,754)
    Total Shareholders' Equity               $377,662    $360,983

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $491,616    $502,333


                                 - 3 -


                     THE STANDARD REGISTER COMPANY
                   CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                 Second Quarter        Six Months
                                 13 Weeks Ended       26 Weeks Ended
                                July 3,    July 4,    July 3,  July 4,
                                 1994      1993        1994      1993
TOTAL REVENUE                  $ 184,306 $ 174,728  $ 368,181 $ 344,023

COSTS AND EXPENSES
  Cost of Products Sold        $ 114,806 $ 110,004  $ 231,064 $ 215,077
  Engineering & Research           1,868     1,946      3,764     3,864
  Selling and Administrative      43,352    40,598     85,737    81,101
  Depreciation and Amortization    6,295     6,354     12,606    12,606
  Interest                           331       294        537       617

    Total Costs and Expenses   $ 166,652 $ 159,196  $ 333,708 $ 313,265


  INCOME BEFORE INCOME TAXES   $  17,654 $  15,532  $  34,473 $  30,758

  Income Taxes                     7,094     5,986     13,897    11,846


NET INCOME                     $  10,560 $   9,546  $  20,576 $  18,912

Average Number of Shares
   Outstanding (000)              28,713    28,746     28,713    28,746


DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.37 $    0.33  $    0.72 $    0.66

  Dividends Paid               $    0.17 $    0.16  $    0.34 $    0.32











                                 - 4 -

                     THE STANDARD REGISTER COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)
                                                  Six Months
                                                 26 Wks Ended
                                              July 3,    July 4,
                                               1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 20,576    $ 18,912

Add (Deduct) Items not Affecting Cash:
     Depreciation and Amortization           $ 12,606    $ 12,606
     Loss on Sale of Facilities                    88          12
     Net Change to Post-Retirement Healthcare       -         300

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                        9,560      11,077
     Inventories                               (1,717)     (4,063)
     Other Assets                                 303       1,356
     Accounts Payable                          (8,713)     (7,912)
     Accrued Expenses                          (9,528)    (11,683)
     Income Taxes Payable                      (3,940)    ( 1,627)
     Deferred Service Income                    2,899       2,839

Net Adjustments                                 1,558       2,905

Net Cash Provided by Operating Activities    $ 22,134    $ 21,817

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $     39    $     74
Additions to Plant and Equipment              (37,371)    (11,174)

Net Cash (Used in) Investing Activities      $(37,332)   $(11,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,240)   $ (3,921)
Proceeds from Issuance of Common Stock            993         909
Dividends Paid                                 (9,765)     (9,204)
Repurchase of Common Stock                          -        (262)
Net Cash (Used in) by Financing Activities   $(12,012)   $(12,478)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $(27,210)   $ (1,761)

Cash and Cash Equivalents at Beginning
  of Year                                    $ 78,994    $ 86,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 51,784    $ 84,442

                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS


Net income for the second quarter 1994 was $10.6 million, a 10.6% increase compared to the second quarter 1993 result of $9.5 million; earnings per share were $.37 vs. $.33 a year earlier. For the six months year-to-date period, net income was $20.6 million or $.72 per share, an 8.8% increase compared to 1993's $18.9 million and $.66 per share result.

Total revenue increased 5.5% and 7.0% for the quarter and year-to-date periods, respectively. Business forms shipments rose 4.8% and 7.3% for the respective reporting periods as the growth of pressure sensitive, Stanfast, Imprint, cut sheet, and forms management services overcame the continuing weakness in traditional custom continuous, stock, and unit set form categories. The 4.8% second quarter increase in business forms was a result of both higher unit shipment levels and an average 3.0% increase in net selling prices. Promotional direct mail shipments were off 2.3% in the quarter and were up a modest 1.7% for the six month period, reflecting an increasingly price competitive marketplace. Following a flat first quarter performance, equipment, supplies, and related maintenance services rose a healthy 17.5% for the quarter on the strength of continued expansion in third party maintenance services.

1994 pretax profit margins as a percent of revenue have improved vs. 1993 for both the quarter and year-to-date periods--from 8.9% to 9.6% in the quarter and 8.9% to 9.4% for the first half. For the second quarter this is attributed to improved gross margins driven by higher average pricing and improved manufacturing cost ratios. The favorable year-to-date comparison reflects a favorable spread between the growth rates of revenue and operating expenses.

Paper costs, which represent approximately half the manufacturing cost of a typical business form, began to rise in June after eight months of weakness. By September, weighted average purchase prices for all material categories are expected to increase 12%. The company has announced a 5% price increase for the majority of its forms products effective August 1. The most recent general price increase for business forms was in July 1993 and the company expects to recover the August 1 forms price increase over the near term.

The effective income tax rate was 40.2% for the second quarter 1994 vs.
38.6 for the 1993 quarter; the year-to-date comparisons show an almost identical disparity. The increased rates reflect higher state and local tax rates and the 1% rise in the federal tax rate that was adopted with a retroactive adjustment in the fourth quarter 1993. The total year effective tax rate for 1994 is expected to be similar to last year's 40.0%.

The acquisition by the company of the Promotional Graphics Division of Uarco became effective June 30, 1994. This division, which markets promotional direct mail produced by its Eudora , Kansas plant, has been consolidated with Standard's COMMUNICOLOR Division. The acquisition provides the company with needed promotional printing capacity, a western manufacturing operation, an expanded product offering, experienced personnel, and a customer base that is expected initially to add approximately $20 million to annual revenues.

Net cash flow for the first half 1994 was a negative $27.2 million vs. an outflow of $1.8 million for the same period of 1993. The $25.4 million greater outflow in 1994 resulted primarily from the acquisition of Promotional Graphics plus increased capital spending. 1994's capital spending includes projects to expand production capacity for growth products and the continuing development of internal systems to improve customer service and operating effectiveness. 1994 annual capital expenditures are expected to total approximately $55 million, including the Promotional Graphics acquisition. Cash flow from operations and financing activities was little changed from last year's first half result.

At quarter-end, cash and equivalents stood at $51.8 million. Total debt, including current maturities, was $20.8 million, producing a net cash position of $31.0 million. Current assets were 4.9 times the level of current liabilities. The company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

                     THE STANDARD REGISTER COMPANY

                      PART II - OTHER INFORMATION


ITEMS 1 THRU 3

     None

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 20,
1994.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten.

          IN FAVOR            OPPOSED          ABSTAINED

         45,089,752           11,708             63,668

As a result of voting of the Shareholders, the following members were elected to the Company's Board of Directors to hold office for the ensuing year:

     NOMINEE                     IN FAVOR        WITHHELD

     Roy W. Begley, Jr.         45,110,794        54,334
     Ralph R. Burchenal         45,131,482        33,646
     F. David Clarke, III       45,130,126        35,002
     John K. Darragh            45,130,885        34,243
     Paul H. Granzow            45,116,931        48,197
     Mary C. Nushawg            45,113,517        51,611
     Peter S. Redding           45,130,668        34,460
     John J. Schiff, Jr.        45,131,843        33,285
     Charles F. Sherman         45,114,199        50,929
     John Q. Sherman, II        45,115,448        49,680

Following is a result of voting by the Shareholders regarding selection of Battelle & Battelle as the Corporation's Auditors for the year 1994.

          IN FAVOR            OPPOSED          ABSTAINED

         45,092,731           31,547            40,850

No broker non-votes were recorded.

ITEMS 5 THRU 6

     NONE

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 12, 1994




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                           By C. J. Brown, Vice President-
                                           Finance, Treasurer
                                           & Chief Financial Officer
                                          (principal financial officer)