Form 10-Q
period 1994-10-02
STANDARD REGISTER CO
filed 1994-11-15
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended October 2, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No.     .





     CLASS                   OUTSTANDING AS OF OCTOBER 2, 1994


Common Stock - $1.00 Par Value            23,942,891

Class A Stock - $1.00 Par Value            4,725,000



                           - 1 of 8 -
                         No Exhibits Filed

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   October 2, 1994, January 2, 1994                           3


  Consolidated Statement of Income
   13 Weeks Ended October 2, 1994 and October 3, 1993
   39 Weeks Ended October 2, 1994 and October 3, 1993         4


  Consolidated Statement of Cash Flows
   39 Weeks Ended October 2, 1994 and October 3, 1993         5



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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                       6


PART II - OTHER INFORMATION AND SIGNATURE                     8

THE STANDARD REGISTER COMPANY
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                              Oct 2,    January 2,
                                               1994        1994
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 53,226    $ 78,994
  Accounts Receivable, less Allowance
   for Losses                                 132,291     135,067
  Inventories                                 105,111      98,248
  Deferred Income Tax                          10,860      10,860
  Prepaid Expense                               3,964       4,558
   Total Current Assets                      $305,452    $327,727

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 58,509    $ 54,688
  Machinery and Equipment                     208,234     181,645
  Office Equipment                             38,197      36,041
   Total                                      304,940     272,374
  Less Accumulated Depreciation               136,699     118,411
   Depreciated Cost                           168,241     153,963
  Construction in Process                      26,827      17,801
  Land                                          2,675       2,488
   Total Plant and Equipment                 $197,743    $174,252

OTHER ASSETS
  Patents, Notes, and Other                  $  2,501    $    354

TOTAL ASSETS                                 $505,696    $502,333

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,470    $  6,471
  Accounts Payable                             16,294      20,582
  Dividends Payable                                 -       4,874
  Accrued Compensation                         26,267      27,224
  Accrued Retirement Expense                    6,290       7,805
  Accrued Other Expense                          (994)      1,223
  Accrued Taxes, except Income                  4,112       4,574
  Income Taxes Payable                          2,769       4,761
  Deferred Service Contract Income              8,551       6,640
   Total Current Liabilities                 $ 69,759    $ 84,154

LONG-TERM LIABILITIES
  Long-Term Debt                             $ 14,306    $ 17,546
  Retiree Healthcare                           24,482      24,482
  Deferred Income Taxes                        15,168      15,168
   Total Long-Term Liabilities               $ 53,956    $ 57,196

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,084,632 Shares Issued in 1994          $ 24,085
   24,036,796 Shares Issued in 1993                      $ 24,037
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           26,507      25,562
   Retained Earnings                          329,527     308,413
   Treasury Stock, 141,741 Shares at Cost      (2,863)     (1,754)
  Total Shareholders' Equity                 $381,981    $360,983

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $505,696    $502,333


                                 - 3 -



                     THE STANDARD REGISTER COMPANY
                   CONSOLIDATED STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                   Third Quarter        Nine Months
                                  13 Weeks Ended      39 Weeks Ended
                                 Oct 2,   Oct 3,     Oct 2,     Oct 3,
                                  1994     1993       1994       1993
TOTAL REVENUE                  $ 190,008 $ 179,104 $ 558,189  $ 523,127

COSTS AND EXPENSES
  Cost of Products Sold        $ 120,379 $ 113,392 $ 351,443   $328,469
  Engineering & Research           1,849     2,061     5,613      5,925
  Selling and Administrative      43,536    41,460   129,273    122,561
  Depreciation and Amortization    6,986     6,165    19,592     18,771
  Interest                           269       280       806        897

    Total Costs and Expenses   $ 173,019 $ 163,358 $ 506,727  $ 476,623


INCOME BEFORE INCOME TAXES     $  16,989 $  15,746  $ 51,462  $  46,504

  Income Taxes                     6,682     5,997    20,579     17,843



NET INCOME                     $  10,307 $   9,749  $ 30,883   $ 28,661

Average Number of Shares
   Outstanding (000)              28,693    28,746    28,693     28,746


DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.36  $   0.34   $  1.08   $  1.00

  Dividends Paid               $    0.17  $   0.16   $  0.51   $  0.48







                                 - 4 -

                     THE STANDARD REGISTER COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)
                                                  Nine Months
                                                39 Weeks Ended
                                              Oct 2,      Oct 3,
                                               1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 30,883    $ 28,661

Add (Deduct) Items not Affecting Cash:
     Depreciation and Amortization           $ 19,592    $ 18,771
     Loss on Sale of Facilities                   201          20
     Net Change to Post-Retirement Healthcare       -         450

Increase (Decrease) in Cash Arising from
Changes in Assets and Liabilities:
     Accounts Receivable                        2,776       5,040
     Inventories                               (6,864)    (12,502)
     Other Assets                                 636       1,222
     Accounts Payable                          (4,288)     (2,935)
     Accrued Expenses                          (5,151)     (6,523)
     Income Taxes Payable                      (1,992)       (337)
     Deferred Service Income                    1,911       1,730

Net Adjustments                                 6,821       4,936

Net Cash Provided by Operating Activities    $ 37,704    $ 33,597

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $     50    $     81
Additions to Plant and Equipment              (45,522)    (18,406)

Net Cash Used in Investing Activities        $(45,472)   $(18,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,240)   $ (3,924)
Proceeds from Issuance of Common Stock            993         909
Dividends Paid                                (14,644)    (13,803)
Repurchase of Common Stock                     (1,109)       (262)
Net Cash Used in Financing Activities        $(18,000)   $(17,080)

NET DECREASE IN CASH AND
CASH EQUIVALENTS                             $(25,768)   $ (1,808)

Cash and Cash Equivalents at Beginning
  of Year                                    $ 78,994    $ 86,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 53,226    $ 84,395

                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS

Net income for the third quarter 1994 was $10.3 million or $.36 per share, compared to $9.7 million and $.34 per share for the third quarter of 1993. Pretax profit margins edged higher from 8.8% of revenue in the 1993 quarter to 8.9% in the most recent period.

Total revenue increased 6.1% for the quarter, which compared favorably to the 5.5% growth recorded for the preceding twelve month period. Business forms products, representing 77% of total revenue, continued to demonstrate growth with unit sales up approximately 6.0% and net pricing 1.0% higher. Production utilization at forms plants continued to rise, necessitating the purchase of new equipment for certain forms configurations. Shipments of promotional printing, accounting for about 12% of total revenue, was little changed from last year's third quarter, reflecting some temporary weakness in incoming order volume and prices, offset by the inclusion of business associated with the acquisition of Promotional Graphics on June 30, 1994. Promotional mail production backlogs were strong at quarter-end, however, and the outlook is for a resumption of growth for the fourth quarter. A third-class postal increase is anticipated for early 1995. Postal rate hikes have typically had a depressing effect on promotional mail volume as a lesser share of the user's advertising budget is devoted to printed material. Based on past experience and the relatively modest increase expected, management believes the effect will be minimal and that the market will adjust to the higher postal rates within three to six months. Equipment, software, and related services comprising the balance of revenue, rose approximately 6.0%.

Cost of products sold was 63.4% of revenue, compared to an almost identical 63.3% for the same quarter of 1993. Paper is a significant factor, accounting for approximately 50% of the cost of production for a typical business form. As a commodity, paper prices vary with demand and paper mill utilization. Increasing demand for all paper products, due in part to higher exports, combined with high utilization and depressed paper company earnings have fueled a rapid rise in paper prices since June of this year. The weighted average cost of material, including bond and carbonless papers, will have increased approximately 30% from June 1994 to January 1995. The company has announced increases in the pricing of its forms and expects to be successful in recovering the higher paper costs as the year progresses; discounts are expected to rise for one or two quarters, however, given the unusually steep climb in prices.

Selling, administration, and R&D expenses increased 5.4% overall, below the 6.1% rate of revenue growth and in line with management expectations. Depreciation rose 13.3%, reflecting higher capital spending and the effect of the Promotional Graphics acquisition. Interest expense was lower as a result of lower debt balances.
The effective income tax rate was 39.3%, compared to 38% for the third quarter 1993; this increase is largely attributed to the 1.0% increase in the 1993 statutory federal rate, not included in reported results until the fourth quarter 1993.

The balance of cash and cash equivalents declined $25.8 million from the outset of the year, reflecting the acquisition of Promotional Graphics and scheduled debt payments. Cash flow from operations for the first nine months of the year rose 12% due in large part to a slower rate of inventory growth. Capital spending, including the cost of the Promotional Graphics acquisition is expected to be in the $52-55 million range.

The financial condition remains strong. At quarter-end, cash and cash equivalents stood at $53.2 million compared to $20.8 million in total debt including current maturities. Current liabilities were 4.4 times the level of current assets and long-term debt was only 3.7% of shareholders' equity. The company expects to continue to finance its operations, including debt payments, capital expenditures, and dividend payments from internally generated funds and existing cash reserves.

                     THE STANDARD REGISTER COMPANY

                      PART II - OTHER INFORMATION




ITEMS 1 THRU 6

     None






                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October  , 1994




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                           By C. J. Brown, Vice President-
                                           Finance and
                                           Treasurer