Form 10-Q/A
period 1994-10-02
STANDARD REGISTER CO
filed 1994-12-22
CIK 93456

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549


                                FORM 10-Q/A-1


        [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarter Ended October 2, 1994

                                    OR

        [   ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Transition Period From _____to_____


                       Commission File Number 01-1097


                       THE STANDARD REGISTER COMPANY

OHIO CORPORATION                                            31-0455440
600 ALBANY STREET, DAYTON, OHIO                                  45401

TELEPHONE NUMBER                                          513-443-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X.   No     .


     CLASS                           OUTSTANDING AS OF OCTOBER 2, 1994

Common Stock - $1.00 Par Value                   23,942,891

Class A Stock - $1.00 Par Value                   4,725,000


The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly
Report on Form 10-Q for the quarterly period ended October 2, 1994, as set forth in the pages attached hereto:

Item 6.  Exhibits and Reports on Form 10-Q for quarter ended
October 2, 1994, is hereby amended and restated to include
Exhibit 27, Financial Data Schedule.

Item 6.   Exhibits and Reports on Form 10-Q

(a)  Exhibits

   Official                                           Sequential
Exhibit Number              Description               Page Number
      27              Financial Data Schedule

______________________

Previously filed

(b)  Reports on Form 10-Q

     During the third fiscal quarter ended October 2, 1994, the registrant filed one Quarterly Report on Form 10-Q dated
     November 15, 1994.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE STANDARD REGISTER COMPANY



                                         /s/   C. J. Brown
                               By:  C. J. Brown, Vice President-
                                                 Finance, Treasurer
                                                 & CFO