Form 10-K405
period 1995-01-01
STANDARD REGISTER CO
filed 1995-03-28
CIK 93456

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended January 1, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from ________ to ________

                         Commission file number 1-1097

                         THE STANDARD REGISTER COMPANY
            (Exact name of Registrant as specified in its charter)

             OHIO                                      31-0455440
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or of organization)                  Identification No.)

    600 ALBANY STREET, DAYTON, OHIO                      45401
(Address of principal executive offices)              (Zip Code)

                                (513)  443-1000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                             Name of each exchange
Title of each class                           on which registered
- ----- -- ---- -----                           -- ----- ----------
      Common                                    Over the counter

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 24, 1995 was approximately $187,231,710.

At February 24, 1995, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value              23,940,017 shares
    Class A stock, $1.00 par value              4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 19, 1995.

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

          The Company's products including business forms, other printed products and equipment are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Forms are produced at thirty-seven plants located throughout the United States and are shipped directly to the customer or stored in warehouses for subsequent on-demand delivery. The management of forms inventories to provide timely, cost-effective delivery is a major element of customer service.

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

          The Company had engineering and research expense during 1994 of $7,475,000 compared to $7,754,000 in 1993 and $7,803,000 for 1992. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve approximately eighty-six professional employees. The Company had no expenditures during the last three years for customer sponsored research relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques.

          In 1994, the Company continued its STANFAST manufacturing operations in nineteen print centers located nationwide. These print centers are devoted to the manufacture and sale of business forms for customers requiring relatively small quantities on a quick turnaround basis.

          Expenditures for property, plant and equipment totaled $52,128,000 in 1994, compared to $31,076,000 and $22,697,000 in 1993 and 1992, respectively.

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

     3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 3.6 to 1 at January 1, 1995 as compared to 3.9 to 1 at January 2, 1994 and January 3, 1993. Total debt, including long-term and current maturities, was 4.6% of equity at year-end 1994, compared to 6.7% and 9.2% for years-end 1993 and 1992, respectively. At year-end 1994, cash and cash equivalents exceeded current and long-term debt by approximately $37,693,000. These relationships demonstrate the soundness of the Company's financial position.

     4.) No material segment of the Company's business is dependent upon a single or a few customers. No single customer accounts for 10% or more of total revenue.

     5.) The Company's backlog of custom printing orders at January 1, 1995 was $69,173,000 compared to $51,897,000 and $42,670,000 at January 2, 1994 and
January 3, 1993, respectively. All orders were expected to be filled within the ensuing fiscal year.

     6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

     7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

     8.) At January 1, 1995, the Company had 6,201 employees compared to 5,769 and 5,724 at January 2, 1994 and January 3, 1993, respectively.

     9.) Substantially all of the Company's products and services facilitate the recording, storage and communication of business transactions and information.

     10.) No material portion of the Company's sales or net income is derived from sales to foreign customers. The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services. Royalties from these foreign associates are approximately .1% of total revenue.

          In 1994, the Company entered into a joint venture with Russian and Dutch partners to manufacture and market business forms in Russia. In exchange for a 41% share, the Company will contribute a total of approximately $4.0 million in capital, equipment, and technological know-how. The joint venture named Polyforms will begin full operations at its St. Petersburg manufacturing location during 1995.

ITEM 2 - PROPERTIES

          The principal production plants of the Company are located in the following cities:

     Dayton, Ohio, 677,000 sq. ft., printing and equipment products production plants and corporate headquarters
     Newark, Ohio, 234,000 sq. ft., promotional printing plant
     Eudora, Kansas, 120,000 sq. ft., promotional printing plant Shelbyville, Indiana, 61,000 sq. ft., printing plant
     Middlebury, Vermont, 113,000 sq. ft., printing plant
     York, Pennsylvania, 214,000 sq. ft., printing plant and warehouse Fayetteville, Arkansas, 146,000 sq. ft., printing plant
     Porterville, California, 126,000 sq. ft., printing plant
     Cincinnati, Ohio, 52,000 sq. ft., pressure sensitive label production plant
     Murfreesboro, Tennessee, 82,000 sq. ft., printing plant
     Terre Haute, Indiana, 54,000 sq. ft., pressure sensitive label production plant
     Salisbury, Maryland, 114,000 sq. ft., printing plant
     Rocky Mount, Virginia, 105,000 sq. ft., printing plant
     Kirksville, Missouri, 191,000 sq. ft., printing plant and warehouse Tampa, Florida, 38,000 sq. ft., pressure sensitive label production plant

          All plants are owned by the Company except for the Tampa location.

          STANFAST print centers are generally much smaller than the preceding plants and are in nineteen other locations nationwide. STANFAST also operates an imprint center in Tolland, Connecticut, a plastic card embossing plant in Rochester, New York and a printing plant in Phoenix, Arizona. STANFAST generally leases its plants.

ITEM 3 - LEGAL PROCEEDINGS

   (a)    No material claims or litigation are pending against the Company.

   (b) The Company has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations. None of these matters have reached the stage where liabilities have been assessed against the Company. The Company has evaluated each of these matters and believes that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures. This assessment does not take into account the ability of the Company to recover on existing insurance policies or from other parties which the Company believes would be held as joint and several obligors under any such liabilities. However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions. However, management does not now believe that there is a likelihood of a material adverse effect on the financial condition of the Company in these circumstances.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

   (a) The common stock $1.00 par value of the Registrant is traded in the over-the-counter market and is quoted on the NASDAQ National Market System. The range of quotations as supplied by NASDAQ stock market and dividends paid per share on such securities for each quarterly period during the two most recent fiscal years are presented below.


                                      1 9 9 4
       ---------------------------------------------------------------------
                       Cash
       Quarter       Dividend           High            Low             Last
       -------       --------           ----            ---             ----
         1st           $0.17            23 3/4          20 1/4          21 1/2
         2nd           $0.17            22 1/4          20 3/4          21 1/2
         3rd           $0.17            22 1/4          19 3/4          19 3/4
         4th           $0.17            19 7/8          14 1/2          17 1/2



                                      1 9 9 3
       ---------------------------------------------------------------------
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



   (b) Approximate number of security holders of the Company's common stock as of February 24, 1995 - 3,267 excluding individual holders whose shares are held by nominees. There are also 17 holders of Class A stock.

   (c) Dividend policy - The Company expects to continue paying cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data
- ------------------------------

                                          1994       1993       1992       1991       1990
                                          ----       ----       ----       ----       ----
                                                Thousands except for per share data
                                        ---------------------------------------------------
Revenue                                 $767,415   $722,120   $705,215   $693,712   $716,410

Net income before cumulative
  effect of accounting changes            43,876     42,185     39,372     32,707     21,794

Cumulative effect of
  accounting changes                           -          -     13,362          -          -

Net income                                43,876     42,185     26,010     32,707     21,794

Earnings per share:

  Net income before cumulative
    effect of accounting changes            1.53       1.47       1.37       1.14        .74

  Cumulative effect of
    accounting changes                         -          -        .47          -          -

  Net income                                1.53       1.47        .90       1.14        .74

Selected Balance Sheet Data
- ---------------------------

Total assets                            $525,659   $502,333   $482,463   $463,560   $453,725

Long-term debt                            11,071     17,546     24,454     35,189     41,940

Other
- -----

Cash dividends paid
  per share                                  .68        .64        .60        .56        .56



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1994 Compared to 1993
- ---------------------

          Net income was a record $43.9 million or $1.53 per share, compared to $42.2 million and $1.47 in 1993. This profit improvement can be attributed in major part to growth in revenue, which also established a record at $767.4 million. Total revenue increased 6.3%, with unit volume and average selling prices each up approximately 3%.

          Within the forms industry, excess capacity and aggressive price competition continued to be the norm, especially for some traditional products that have recently experienced flat or declining demand. The Company's 1994 revenue from business forms increased 5.5% overall. The traditional categories of custom continuous, unit sets, and stock forms declined 1.6% and represented just 39% of total revenue, down from 42% in 1993. In stark contrast, other forms categories, including pressure sensitive labels, Imprinted products, STANFAST products, forms management services, and customer cut sheet products rose 14% and now account for 38% of total revenue. Management believes that the Company gained market share in 1994, particularly in its targeted health care and financial markets. The overall unit growth, coupled with the mix shift outlined above, required the addition of production capacity in 1994. Additional capacity expansion is also planned for 1995.

          The sale of document processing equipment and related maintenance services and supplies increased 10.1%, contributing 11.4% of total revenue. This growth was attributable to increases in equipment maintenance services. Revenue from promotional direct mail was up 6.6% as a result of the mid-year acquisition of the Promotional Graphics Division of Uarco. The acquisition provided additional production capacity, broadened the product offering, and added to the customer base. The acquired Division operated below capacity, but contributed to operating profits. A 14% rise in third-class postal rates became effective January 1, 1995, adding to the cost of promotional mailings. Based on past experience, this increase is expected to have a modest and short-lived unfavorable effect on promotional mail revenues.

          The gross margin, revenue less cost of products sold, increased $11.7 million but represented a lesser percentage of revenue -- 36.7% in 1994 vs. 37.4% in 1993. Contributing factors to the narrowed gross margin included the rapid growth in equipment maintenance services which carry a higher cost of sales, the acquisition of Promotional Graphics which operated below capacity, higher paper costs not yet fully recovered by higher forms selling prices, and a $1.9 million LIFO inventory charge.

          The price of paper, which represents about 50% of the manufacturing cost of a typical business form, began to firm in June 1994 after several years of relative weakness. Improving economic conditions have increased world-wide demand for paper products at a time when output has been reduced by the closing of paper machines and the diversion of some capacity to non-business forms grades. The resulting higher capacity utilization at paper mills has supported rapidly escalating paper prices. In the seven months from June 1, 1994 to January 1, 1995, weighted average paper prices (including white bond, carbonless, and specialty grades) rose 28%, reversing the declining price trend experienced through the first half of 1994. At this writing, two additional price hikes have been announced for February and March, 1995, raising weighted average prices an additional 10%. The average price paid for paper in 1994 was slightly below that for 1993. However, at currently announced prices, average 1995 paper prices will be 30% above the average 1994 level. In response, the Company has raised the prices of its business forms in an attempt to recover the higher paper costs. Given the tight supply of paper, the Company expects to successfully recover the higher costs over the near term.

          Operating expenses, including engineering, selling, and administrative, increased 4.5% over 1993 levels, well below the 6.3% growth in revenue and in line with management expectations. Depreciation remained at the 1993 level of 3.4% of revenue. Interest expense was 4.6% below that for 1993, reflecting lower average debt balances offset by higher interest rates. Pretax profit as a percent of revenue was 9.5% compared to 9.7% in 1993. The effective income tax rates for 1993 and 1994 were almost identical at 39.9% and 39.8%, respectively.

          The Advanced Medical Systems division, a provider of materials management software to hospitals, recorded a pretax operating loss of $2.8 million -- equivalent to $.06 per share. The 1993 loss was $5.2 million or $.11 per share. Several of the operations were consolidated in 1994 to lower costs and improve customer service. Software enhancements developed during 1994 have been well received by the marketplace and the Company expects AMS to become profitable during 1995.

          During the year, the Company executed a joint venture agreement with Russian and Dutch partners to manufacture and market business forms in Russia. The Company will contribute approximately $4 million in capital, equipment, and technological know-how and will receive a 41% ownership share. The joint venture named Polyforms J.V. is expected to begin full operations in St. Petersburg during 1995.

          The Company has been named as one of a number of Potentially Responsible Parties at several waste disposal sites, none of which have ever been company owned. As a matter of policy, the Company accrues for the costs of investigation and remediation as reliable estimates become available. However, at this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on the operating results or financial condition of the Company.

1993 Compared to 1992
- ---------------------

          Net income for 1993 was $42.2 million or $1.47 per share, a 7.1% increase compared to the $39.4 million and $1.37 operating result reported for 1992. Revenue increased 2.4%, a combination of 1.2% fewer shipment units and 3.6% higher average selling prices, excess industry capacity notwithstanding. Fundamental product mix changes were evident in 1993. Traditional business form products declined about 5% and now represent approximately 42% of total revenue. The most significant drop within the traditional forms category was in low value added, low margin stock forms which declined 26% and now represent only 4% of total revenue. Emerging growth products such as cut sheet, STANFAST, imprint, labels, and distribution services recorded a 15% increase. Rounding out the remaining major product categories, forms related equipment and services rose 4% and promotional direct mail increased 15%.

          The percentage gross margin improved, rising to 37.4% compared to 36.6% for year 1992. This trend reflects the generally improving product mix, actions to reduce excess capacity, and the higher average selling prices mentioned earlier. Paper prices, taken as a whole, averaged about the same in 1993 as in 1992. Paper companies are anxious to repair their depressed margins and are expected to increase prices when supply and demand conditions permit. The Company will attempt to recover any paper price increases by raising the price of its business forms.

          Selling and administrative expenses dropped in relation to revenue, reflecting improved productivity. Engineering and research expenses have been maintained at their targeted 1.1% of revenue. Among other expense categories, depreciation and amortization has edged higher in relation to revenue, but this has been offset by reductions in interest expense as a result of lower debt balances and falling interest rates. Overall, operating expenses dropped to 27.7% of revenue compared to last year's 27.9%. This, coupled with the improved gross margins, pushed the pretax profit margin to 9.7% vs. 8.8% in 1992. Pretax profit dollars were up 13.6% in 1993 vs. 1992.

          The effective income tax rate in 1993 was 39.9%, 3.6% above the 1992 rate. This increase reflects the 1.0% rise in the Federal rate, higher state and local tax rates, and the absence of favorable investment tax credit amortization. The higher tax rate reduced earnings per share in 1993 by $.09 and halved the 13.6% pretax growth to 7% after taxes.

          The AMS Division recorded a loss in 1993 equivalent to $.11 per share as a result of major investments to improve management depth, standardize business practices, improve customer service and release upgraded application software. The results also reflected nonrecurring charges for bad debt and other adjustments unrelated to 1993 operations.

Liquidity and Capital Resources
- -------------------------------

          1994 expenditures for the start up of the Russian Joint Venture and the acquisition of Promotional Graphics totalled approximately $24 million. Excluding the effect of these investment outlays, the ending cash position was essentially unchanged from that of the outset of the year as cash flow from operations was sufficient to finance $31.5 million in capital expenditures, $19.5 million in dividends, and $6.5 million in debt repayment. 1995 capital expenditures are expected to approximate $35 million, including normal equipment replacement, capacity expansion, and application software development to improve internal productivity. Dividend and debt payments are forecasted at $20.7 million and $6.5 million, respectively.

          The financial condition remains very strong. The cash and equivalent balance at year-end 1994 was $55.2 million. Total debt, including current maturities, was $17.5 million, providing a net surplus cash position of $37.7 million. Current assets were 3.6 times the level of current liabilities. The Company expects to meet its 1995 operating, investing and financing needs from a combination of internally generated funds and existing cash resources.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Index to Financial Statements

                                                                   Page
    Independent Auditors' Report                                    13
    Consolidated Balance Sheet - January 1, 1995
      and January 2, 1994                                         14-15
    Consolidated Statement of Income - Years ended
      January 1, 1995, January 2, 1994 and January 3, 1993          16
    Consolidated Statement of Shareholders' Equity -
      Years ended January 1, 1995, January 2, 1994 and
      January 3, 1993                                               17
    Consolidated Statement of Cash Flows - Years ended
      January 1, 1995, January 2, 1994 and January 3, 1993          18
    Notes to Consolidated Financial Statements                    19-26
    Quarterly Results of Operations                               25-26


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III





ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors is incorporated by reference from the Company's proxy statement for the 1995 annual meeting of shareholders.

Executive Officers of the Registrant
- ------------------------------------
                                                                                 Officer
  Name and Position                                                   Age         Since
  -----------------                                                   ---        -------
Paul H. Granzow, Chairman of the Board of Directors                    67          1984
Craig J. Brown, Vice President - Finance, Treasurer
  & Chief Financial Officer                                            45          1987
Rebecca A. Kagan - Corporate Secretary and In-House Counsel            42          1992
Peter S. Redding, President and Chief Executive Officer                56          1981
Joseph V. Schwan, Vice President - Forms Sales and Marketing           58          1991
Harry A. Seifert, Vice President - Forms Manufacturing                 57          1987
Michael Spaul, Vice President and General Manager -
  COMMUNICOLOR Division                                                47          1991

          There are no family relationships among any of the officers.
Officers are elected at the annual meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, for a term of office covering one year.

          Effective December 17, 1994, Peter S. Redding was elected to the office of President and Chief Executive Officer. Previously, on January 1, 1994, Mr. Redding was appointed Executive Vice President and Chief Operating Officer. Prior to this appointment, Mr. Redding was serving as Executive Vice President and General Manager of the Forms Division.

          Also effective on January 1, 1994, Craig J. Brown was appointed to the position of Vice President of Finance, Treasurer and Chief Financial Officer. In addition to his corporate financial responsibilities, Mr. Brown also directs the operations of the Advanced Medical Systems Division. Mr. Brown joined Standard Register in 1975 and has held a number of financial management positions including his most recent - Vice President of Finance and Treasurer.

          Items 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1995 Annual Meeting of shareholders.

                                    PART IV





ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

               See Index to Financial Statements on Page 9.

(a)(2)  Financial Statement Schedules.
                                                                       Page

        II.  Valuation and Qualifying Accounts and Reserves             27


          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

          Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3)  Exhibits:

                              See Index on Page 28

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1995.

                                        THE STANDARD REGISTER COMPANY

                                    By: /S/  P. S. REDDING
                                        ------------------------------------
                                        P. S. Redding, President,
                                        Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 17, 1995:

     Signatures                                          Title
     ----------                                          -----

/S/  P. H. Granzow                          Chairman of the Board and Director
- ----------------------------
     P. H. Granzow


/S/  C. J. Brown                            Vice-President - Finance, Treasurer
- ----------------------------                and Chief Financial Officer
     C. J. Brown


P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 17, 1995 as attorney-in-fact for the following directors of the Registrant:

          R. W. Begley, Jr.                 P. S. Redding
          R. R. Burchenal                   J. J. Schiff, Jr.
          F. D. Clarke III                  C. F. Sherman
          J. K. Darragh                     J. Q. Sherman II
          M. C. Nushawg



                                            /S/  P. H. Granzow
                                            ---------------------------------
                                                 P. H. Granzow

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

          We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiary as of January 1, 1995 and January 2, 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended January 1, 1995. Our audits also included the financial statement schedules listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiary as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                        BATTELLE & BATTELLE PLL
                                        Certified Public Accountants

3400 S. Dixie Drive
Dayton, Ohio  45439
January 26, 1995

                         THE STANDARD REGISTER COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                      January 1       January 2
                    A S S E T S                          1995            1994
                                                      ---------       ---------
CURRENT ASSETS
  Cash and cash equivalents                             55 235          78 994
  Accounts receivable, less allowance for losses
    of $2,200 and $2,534, respectively                 151 952         135 067
  Inventories                                          100 673          98 248
  Deferred income taxes                                  9 592          10 860
  Prepaid expense                                        4 039           4 558
                                                       -------         -------
      Total current assets                             321 491         327 727
                                                       -------         -------


PLANT AND EQUIPMENT
  Buildings and improvements                            57 472          54 688
  Machinery and equipment                              193 187         181 645
  Office and rental equipment                           37 904          36 041
                                                       -------         -------
      Total                                            288 563         272 374
    Less accumulated depreciation                      121 267         118 411
                                                       -------         -------
      Depreciated cost                                 167 296         153 963
  Plant and equipment under construction                28 720          17 801
  Land                                                   2 789           2 488
                                                       -------         -------
      Total plant and equipment                        198 805         174 252
                                                       -------         -------


OTHER ASSETS
  Goodwill, patents and other                            2 391             354
  Investment in joint venture                            2 972
                                                       -------         -------
      Total other assets                                 5 363             354
                                                       -------         -------

      Total assets                                     525 659         502 333
                                                       =======         =======

                           STANDARD REGISTER COMPANY

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                      January 1       January 2
       LIABILITIES AND SHAREHOLDERS' EQUITY              1995            1994
                                                      ---------       ---------

CURRENT LIABILITIES
  Current maturities of long-term debt                   6 471           6 471
  Accounts payable                                      19 071          20 582
  Dividends payable                                      5 149           4 874
  Accrued compensation                                  27 994          27 224
  Accrued pension expense                                4 139           7 805
  Accrued other expense                                  2 230           1 223
  Accrued taxes, except income                           5 181           4 574
  Income taxes payable                                   2 278           4 761
  Customer deposits                                      9 807
  Deferred service contract income                       7 360           6 640
                                                       -------         -------
      Total current liabilities                         89 680          84 154
                                                       -------         -------


LONG-TERM LIABILITIES
  Notes payable to banks and others                     11 071          17 546
  Retiree health care obligation                        25 125          24 482
  Deferred income taxes                                 15 817          15 168
                                                       -------         -------
      Total long-term liabilities                       52 013          57 196
                                                       -------         -------


SHAREHOLDERS' EQUITY
  Common stock, $1.00 par value:
    Authorized 30,500,000 shares
    Issued 1994 - 24,084,632; 1993 - 24,036,796         24 085          24 037
  Class A stock, $1.00 par value:
    Authorized 4,725,000 shares
    Issued - 4,725,000                                   4 725           4 725
  Capital in excess of par value                        26 507          25 562
  Retained earnings                                    332 501         308 413
  Cost of common shares in treasury:
    1994 - 201,741 shares; 1993 - 90,086 shares       (  3 852)       (  1 754)
                                                       -------         -------
      Total shareholders' equity                       383 966         360 983
                                                       -------         -------

      Total liabilities and shareholders' equity       525 659         502 333
                                                       =======         =======



See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        52 Weeks Ended   52 Weeks Ended   53 Weeks Ended
                                           January 1        January 2        January 3
                                             1995             1994             1993
                                        --------------   --------------   -------------
REVENUE                                     767 415          722 120         705 215
                                            -------          -------         -------

COST AND EXPENSE
  Cost of products sold                     485 738          452 163         446 772
  Engineering and research                    7 475            7 754           7 803
  Selling and administrative                174 435          166 267         163 711
  Depreciation and amortization              25 755           24 553          22 955
  Interest                                    1 090            1 142           2 124
                                            -------          -------         -------
      Total cost and expense                694 493          651 879         643 365
                                            -------          -------         -------

INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                         72 922           70 241          61 850
                                            -------          -------         -------

INCOME TAXES
  Current                                    27 129           26 920          22 451
  Deferred                                    1 917            1 136              27
                                            -------          -------         -------
      Total income taxes                     29 046           28 056          22 478
                                            -------          -------         -------

NET INCOME BEFORE
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                         43 876           42 185          39 372

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                              -                -        ( 13 362)
                                            -------          -------         -------

NET INCOME                                   43 876           42 185          26 010
                                            =======          =======         =======


DATA PER SHARE
  Net income before cumulative
    effect of accounting changes              $1.53            $1.47           $1.37
  Cumulative effect of
    accounting changes                            -                -          (  .47)
                                              -----            -----           -----
  Net income                                  $1.53            $1.47           $ .90
                                              =====            =====           =====


See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                   CONSOLIDATED STATEMENT OF SHAREHOLDERS'
                        EQUITY (DOLLARS IN THOUSANDS)


                                        52 Weeks Ended   52 Weeks Ended   53 Weeks Ended
                                           January 1        January 2        January 3
                                             1995             1994             1993
                                        --------------   --------------   -------------
COMMON STOCK
  Beginning balance                          24 037           23 986          23 948
  Add shares issued under Stock
    Incentive Plan                               48               51              50
  Less shares purchased and retired               -                -             (12)
                                            -------          -------         -------
  Ending balance                             24 085           24 037          23 986
                                            -------          -------         -------

CLASS A STOCK                                 4 725            4 725           4 725
                                            -------          -------         -------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                          25 562           24 705          24 246
  Add excess of market over par
    value of shares issued under
    Stock Incentive Plan                        945              857             650
  Less excess of cost over par
    value of shares purchased
    and retired                                   -                -            (191)
                                            -------          -------         -------
  Ending balance                             26 507           25 562          24 705
                                            -------          -------         -------

RETAINED EARNINGS
  Beginning balance                         308 413          284 901         276 414
  Add net income for year                    43 876           42 185          26 010
  Less cash dividends declared              (19 788)         (18 673)        (17 523)
                                            -------          -------         -------
  Ending balance                            332 501          308 413         284 901
                                            -------          -------         -------

TREASURY SHARES
  Beginning balance                          (1 754)
  Cost of common shares purchased            (2 098)          (1 754)
                                            -------          -------
  Ending balance                             (3 852)          (1 754)
                                            -------          -------

    Total shareholders' equity              383 966          360 983         338 317
                                            =======          =======         =======


See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                52 Weeks Ended   52 Weeks Ended   53 Weeks Ended
                                                   January 1        January 2        January 3
                                                     1995             1994             1993
                                                --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         43 876           42 185           26 010
                                                    -------          -------          -------
  Add (deduct) items not affecting cash:
    Cumulative effect of accounting changes               -                -           13 362
    Depreciation and amortization                    25 755           24 553           22 955
    Loss (gain) on sale of facilities                   255              (96)              77
    Provision for deferred income taxes               1 917            1 136               27
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                           (16 885)         (12 623)           1 754
      Inventories                                    (2 425)         (10 671)           5 349
      Other assets                                   (1 738)             554             (714)
      Accounts payable                               (1 511)           2 378            1 624
      Accrued expenses                                 (639)          (2 162)           3 530
      Income taxes payable                           (2 483)           1 895           (1 185)
      Customer deposits                               9 807                -                -
      Deferred income                                   720              984            1 729
                                                    -------          -------          -------
        Net adjustments                              12 773            5 948           48 508
                                                    -------          -------          -------

        Net cash provided by operating
          activities                                 56 649           48 133           74 518
                                                    -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of equipment                        28            2 134              214
  Additions to plant and equipment                  (52 128)         (31 076)         (22 697)
  Investment in joint venture                        (1 215)               -                -
                                                    -------          -------          -------

        Net cash (used in) investing
          activities                                (53 315)         (28 942)         (22 483)
                                                    -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt               (6 475)          (7 161)         (10 779)
  Proceeds from issuance of common stock                993              908              700
  Purchase of common stock                           (2 098)          (1 754)            (203)
  Dividends paid                                    (19 513)         (18 393)         (17 230)
                                                    -------          -------          -------

        Net cash (used in) financing
          activities                                (27 093)         (26 400)        ( 27 512)
                                                    -------          -------          -------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                              (23 759)          (7 209)          24 523

  Cash and cash equivalents at
    beginning of year                                78 994           86 203           61 680
                                                    -------          -------          -------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                     55 235           78 994           86 203
                                                    =======          =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:
    Interest                                          1 085            1 173            2 198
    Income taxes                                     29 612           25 025           23 636
  Non-cash investing activity:
    Transfer of equipment to joint venture            1 757

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

         FISCAL YEAR - The Company's fiscal year ends on the Sunday nearest to December 31. The fiscal years ending January 1, 1995 and January 2, 1994 had 52 weeks and the fiscal year ended January 3, 1993 had 53 weeks.

         CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments, primarily composed of repurchase agreements, municipal notes and bond funds, which are convertible to a known amount of cash and carry an insignificant risk of change in value. Cash equivalents are valued at cost plus accrued interest which also approximates market value.

         INVENTORIES - Inventories are valued at the lower of cost or market. Substantially all inventory costs are determined by the last-in, first-out method (LIFO). Printed finished products include forms stored for future shipment and invoicing to customers.

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

         INCOME TAXES - In 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Prior to 1992, the provision for income taxes was based on income and expense included in the consolidated statement of income.

        REVENUE RECOGNITION - The Company generally recognizes product and related services revenue at the time of shipment to customers. Under contractual arrangements with some customers, custom forms which are stored for future delivery are recognized as revenue when manufacturing is complete and the order is invoiced. Revenue from equipment service contracts is recognized ratably over the term of the contract.

         NET INCOME PER SHARE - Income per share is calculated using the average number of shares outstanding during the year.

NOTE 2 - INVENTORIES

          Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out method had been used, these inventories would have been $24,766,000 higher at January 1, 1995 and $22,836,000 higher at January 2, 1994.

          During 1992, the Company reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of this reduction was to increase 1992 net income by $1,763,000 or $.06 per share.

          Inventories at the respective year-ends are as follows:

                                                    (Dollars in thousands)
                                                  January 1        January 2
                                                     1995            1994
                                                  ---------        ---------
     Finished products                             $ 48,823         $ 52,571
     Jobs in process                                 30,267           26,671
     Materials and supplies                          21,583           19,006
                                                   --------         --------

           Total                                   $100,673         $ 98,248
                                                   ========         ========

NOTE 3 - PLANT AND EQUIPMENT

          Plant and equipment are carried at cost less accumulated depreciation. Depreciation for financial reporting purposes was $25,535,000 in 1994, $23,908,000 in 1993, and $22,310,000 in 1992. Depreciation rates are based on estimates of useful lives:

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

NOTE 4 - INVESTMENT IN JOINT VENTURE

          In 1994, the Company entered into a joint venture with Russian and Dutch partners to manufacture and market business forms in Russia. In exchange for a 41% share, the Company will contribute a total of approximately $4.0 million in capital, equipment, and technological know-how. The joint venture named Polyforms will begin full operations at its St. Petersburg manufacturing location during 1995.

NOTE 5 - PENSION PLANS

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

          Assumptions used in the respective accounting years to determine pension costs, are as follows:

                                                                           1994             1993             1992
                                                                          ------           ------           ------
       Discount rate                                                        8.5%             8.5%             8.5%
       Rate of increase in compensation levels                              4.5%             4.5%             4.5%
       Expected long-term rate of return on assets                         10.5%            10.5%            10.5%

          Pension costs consist of the following components:

                                                                                  (Dollars in thousands)
                                                                           1994             1993             1992
                                                                          ------           ------           ------
       Service cost of benefits earned                                    $ 5,055         $ 4,948          $ 4,696
       Interest cost on projected benefit
         obligation                                                        10,031           9,780            9,410
       Actual gain on plan assets                                          (3,927)         (4,101)         (12,058)
       Asset (loss) gain deferred                                          (6,265)         (6,514)           2,481
       Amortization of transition asset                                      (722)           (722)            (722)
       Amortization of prior service costs                                  1,832           1,522            1,415
       Amortization of loss                                                                    13
                                                                          -------         -------          -------

             Net pension cost                                             $ 6,004         $ 4,926          $ 5,222
                                                                          =======         =======          =======

          The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at the respective year ends.
                                              January 1, 1995          January 2, 1994
                                         ------------------------  ------------------------
                                           Assets     Accumulated     Assets    Accumulated
                                           Exceed      Benefits       Exceed     Benefits
                                         Accumulated    Exceed     Accumulated    Exceed
(Dollars in thousands)                    Benefits      Assets       Benefits     Assets
                                         -----------  -----------  -----------  ----------
Actuarial present value of:
  Accumulated benefit obligation
    Vested                                 $ 10,325     $ 90,442       $ 97,065    $ 1,389
    Non-vested                                  574        5,992            593         80
                                           --------     --------       --------    -------

      Total                                $ 10,899     $ 96,434       $ 97,658    $ 1,469
                                           ========     ========       ========    =======

  Projected benefit obligation             $ 10,899     $119,389       $121,132    $ 3,251
                                           ========     ========       ========    =======

Plan assets at fair value                    11,206       94,212        101,639          0
                                           ========     ========       ========    =======

Plan assets in excess of (less than)
  projected benefit obligation                  307      (25,177)       (19,493)    (3,251)

Unrecognized net loss                         1,963        7,063          2,396        208

Unrecognized prior service cost               1,150       12,430         13,049      2,363

Minimum liability adjustment                                (309)                     (789)

Unrecognized transition asset                  (479)      (1,087)        (2,288)         0
                                           --------     --------       --------    -------

Prepaid pension (liability)                $  2,941      ($7,080)       ($6,336)   ($1,469)
                                           ========     ========       ========    =======

Net liability recognized in
  consolidated balance sheet               ($ 4,139)                    ($7,805)
                                           ========                    ========

          Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

NOTE 6 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

          In fiscal 1992, the Company elected to immediately recognize the $24,510,000 pretax postretirement benefit obligation existing at December 30, 1991, as a cumulative effect of an accounting change. This equates to $14,850,000 or $.52 per share on an after tax basis. The Company continues to pay for retiree benefit costs as claims are incurred. Retirees' health claims paid in years 1994, 1993 and 1992 amounted to $1,773,000, $2,069,000, and
$1,892,000, respectively.

          The accumulated benefit obligation was determined using the unit credit method and an assumed discount rate of 8.5%. The assumed current health care cost trend rate is 11.2% in 1994 and gradually decreases to 6.5% in the year 2014.

          The components of postretirement benefit costs for 1994, 1993 and 1992 are as follows:

                                                 (Dollars in thousands)
                                              1994        1993        1992
                                              ----        ----        ----
     Service cost                           $  -0-      $  -0-      $  -0-
     Interest cost                           2,333       2,041       1,970
     Amortization of net loss from
       earlier periods                          84
                                            ------      ------      ------

     Postretirement benefit cost            $2,417      $2,041      $1,970
                                            ======      ======      ======

          The funded status of the plan at January 1, 1995 and January 2, 1994 is as follows:

                                                        January 1   January 2
                                                          1995        1994
                                                        ---------   ---------
     Accumulated postretirement benefit
       obligation for retirees                            $30,296     $28,502
     Plan assets                                              -0-         -0-
                                                          -------     -------
     Accumulated postretirement benefit
       obligation in excess of plan assets                 30,296      28,502
     Unrecognized net loss                                 (5,171)     (4,020)
                                                          -------     -------

     Retiree health care obligation shown
       in balance sheet                                   $25,125     $24,482
                                                          =======     =======

          A one percent increase or decrease in the health care cost trend rates used would result in a $332,000 increase or decrease in the service and interest components of expense for 1994 ($243,000 for 1993) and a $3,905,000 increase or decrease in the postretirement benefit obligation at January 1, 1995 ($2,858,000 at January 2, 1994).

NOTE 7 - LONG-TERM DEBT
                                                     (Dollars in thousands)
                                                   January 1        January 2
                                                      1995             1994
                                                   ----------       ---------
Unsecured term notes dated December 9, 1986,
  bearing interest at 6.375% and 3.6875% at
  respective year ends, due in four remaining
  equal semi-annual installments payable to:
    The First National Bank of Boston                $ 7,294         $10,943
    Wachovia Bank and Trust Co.                        2,824           4,235
    Society Bank, N.A.                                 2,824           4,235
                                                     -------         -------
      Total                                           12,942          19,413

Industrial development revenue bonds issued
  by Rutherford County, Tenn., bearing interest
  at 6-1/8%, due 1999 through 2003                     4,600           4,600

Other obligations with various interest rates                              4
                                                     -------         -------
      Total                                           17,542          24,017
    Less current maturities                            6,471           6,471
                                                     -------         -------

      Long-term debt                                 $11,071         $17,546
                                                     =======         =======

          The aggregate principal payments for the five fiscal years subsequent to January 1, 1995, are as follows: 1995 - $6,471; 1996 - $6,471; 1997 - None;
1998 - None; 1999 - $525.

NOTE 8 - INCOME TAXES

          The provision (credit) for income taxes consists of the following:

                                      U.S.
                                    Federal             State               Total
                                    -------             -----               -----
       1994
         Current                    $21,765            $ 5,364             $27,129
         Deferred                     1,550                367               1,917
                                    -------            -------             -------
             Total                  $23,315            $ 5,731             $29,046
                                    =======            =======             =======

       1993
         Current                    $21,140            $ 5,780             $26,920
         Deferred                       918                218               1,136
                                    -------            -------             -------
           Total                    $22,058            $ 5,998             $28,056
                                    =======            =======             =======

       1992
         Current                    $18,012            $ 4,439             $22,451
         Deferred                      (220)               247                  27
                                    -------            -------             -------
             Total                  $17,792            $ 4,686             $22,478
                                    =======            =======             =======

          In 1992, the Company changed its method of accounting for income taxes as a result of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recorded a credit of $1,488,000 or $.05 per share which represents the net decrease in the net deferred tax liabilities as of that date. This amount was reported in the consolidated statement of income as a cumulative effect of an accounting change.

          The significant components of the deferred tax expense (benefit) are as follows:

                                                       (Dollars in thousands)
                                              1994               1993               1992
                                              ----               ----               ----
       Depreciation                          $  877             $1,202             $  992
       Pension                                  885                  5                  5
       Inventories                              729               (301)               562
       Compensation and benefits               (461)               (26)              (151)
       Receivables                              138                154                 70
       Plant reconfiguration                     71                314               (307)
       Retiree health care                     (228)              (212)               (16)
       Investment tax credit                                                       (1,128)
       Other                                    (94)                 -                  -
                                             ------             ------             ------
             Total                           $1,917             $1,136             $   27
                                             ======             ======             ======

          The components of the net deferred tax asset and liability as of January 1, 1995 and January 2, 1994 are as follows:

                                                      (Dollars in thousands)
                                                   January 1        January 2
                                                      1995             1994
                                                   ----------       ---------
      Deferred tax asset:
        Accounts receivable                         $    886         $ 1,024
        Inventories                                    3,877           4,606
        Compensation and benefits                      3,332           2,871
        Pension                                        1,403           2,288
        Other                                             94              71
                                                     -------         -------
                                                     $ 9,592         $10,860
                                                     =======         =======
      Deferred tax liability:
        Depreciation                                 $25,934         $25,057
        Retiree health care benefits                 (10,117)        ( 9,889)
                                                     -------         -------
                                                     $15,817         $15,168
                                                     =======         =======

          The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                               1994          1993         1992
                                               ----          ----         ----
       Statutory federal income tax rate       35.0%         35.0%        34.0%
       State and local income taxes             5.3           5.4          5.0
       Investment tax credit                      -             -         (1.8)
       Other                                    (.5)          (.5)         (.9)
                                               ----          ----         ----

             Effective tax rate                39.8%         39.9%        36.3%
                                               ====          ====         ====


NOTE 9 - CAPITALIZATION

          The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of the Class A. Each of the 23,882,891 shares of Common outstanding has one vote, while each of the 4,725,000 shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

          Purchase commitments for capital improvements aggregated $1,817,000 at January 1, 1995. Also, the Company has purchase commitments for equipment for resale of $4,405,000 at January 1, 1995. In addition, the Company has entered into several agreements with suppliers to purchase specified minimum quantities of raw materials through 1995.

          The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $18,233,000 in 1994, $17,747,000 in 1993, and $16,746,000 in 1992.

          Rental commitments under existing leases at January 1, 1995, were:

                                     (Dollars in thousands)
                                          Computer and
                    Real        Sales    Transportation    Other
                   Estate      Offices      Equipment    Equipment     Total
                   ------      -------   --------------  ---------     -----
     1995          $4,398       $7,725       $1,148        $2,208     $15,479
     1996           2,924        5,741          812         1,756      11,233
     1997           1,262        3,871          678           980       6,791
     1998             552        2,126          596           655       3,929
     1999             289          712           75           222       1,298
     Later years                    34           29                        63

          In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.


NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

          Summarized quarterly financial data, in thousands of dollars except for per share amounts, follow:

                                              Quarters Ended
                             ------------------------------------------------
                              April 3       July 3     October 2    January 1
                               1994          1994        1994         1995
                             ---------     --------    ---------    ---------
Revenue                       $183,875     $184,306     $190,008     $209,226

Gross margin*                   67,617       69,500       69,629       74,931

Net income                      10,016       10,560       10,307       12,993

    Net income per share           .35          .37          .36          .45

                                              Quarters Ended
                             ------------------------------------------------
                              April 4       July 4     October 3    January 2
                               1993          1993        1993         1994
                             ---------     --------    ---------    ---------

Revenue                       $169,295     $174,728     $179,104     $198,993

Gross margin*                   64,222       64,724       65,712       75,299

Net income                       9,366        9,546        9,749       13,524

    Net income per share           .33          .33          .34          .47

                                              Quarters Ended
                             ------------------------------------------------
                             March 29     June 28    September 27   January 3
                               1992         1992         1992          1993
                             --------    ---------   ------------   ---------

Revenue                      $168,541     $173,095     $170,177      $193,402

Gross margin*                  62,908       63,623       61,845        70,067

Net income before
  cumulative effect of
  accounting changes            8,743        9,447        8,683        12,499

Cumulative effect of
  accounting changes          (13,362)

Net income (loss)              (4,619)       9,447        8,683        12,499

Per share
  Net income (loss) before
    cumulative effect of
    accounting changes            .30          .33          .31           .43
  Cumulative effect of
    accounting changes           (.47)

  Net income (loss)
    per share                    (.17)         .33          .31           .43



* Revenue less cost of products sold and services rendered.


NOTE 12 - CONCENTRATION OF CREDIT RISK

          The Company's concentration of credit risk is limited due to the large number of primarily domestic customers who are geographically dispersed. As disclosed on the balance sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

                                  SCHEDULE II

                         THE STANDARD REGISTER COMPANY

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   FOR THE THREE YEARS ENDED JANUARY 1, 1995
                             (Dollars in thousands)


Column A                         Column B            Column C         Column D    Column E
- --------                         --------            --------         --------    --------
                                                     Additions
                                                     ---------
                                                 (1)          (2)
                                               Charged
                                 Balance at   (Credited)                           Balance
                                 beginning     to costs      Other                 at end
Description                      of period   and expenses  Additions  Deductions  of period
- -----------                      ----------  ------------  ---------  ----------  ---------
Year Ended January 1, 1995
- --------------------------
  Allowance for doubtful
    accounts                        2,534        1,922                  2,256(a)     2,200
  Inventory obsolescence            2,950          700                    258(b)     3,392


Year Ended January 2, 1994
- --------------------------
  Allowance for doubtful
    accounts                        2,983        2,085                  2,534(a)     2,534
  Inventory obsolescence            3,024        1,377                  1,451(b)     2,950


Year Ended January 3, 1993
- --------------------------
  Allowance for doubtful
    accounts                        3,164        2,312                  2,493(a)     2,983
  Inventory obsolescence            4,723          822                  2,521(b)     3,024


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

    10.3 The Standard Register Company Non-Qualified Retirement Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

    10.4 The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

    10.5 The Standard Register Company Amended and Restated Stock Incentive Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

    11.     Computation of Earnings Per Share.

    24. Power of Attorney of R. W. Begley, Jr., R. R. Burchenal, F. D. Clark III, J. K. Darragh, M. C. Nushawg, P. S. Redding, J. J. Schiff, Jr., C. F. Sherman, J. Q. Sherman II.

    27.     Financial Data Schedule.