Form 10-Q
period 1995-04-02
STANDARD REGISTER CO
filed 1995-05-18
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended April 2, 1995

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



     CLASS                   OUTSTANDING AS OF April 2, 1995

Common Stock - $1.00 Par Value            23,940,017

Class A Stock - $1.00 Par Value            4,725,000





                           - 1 of 11 -

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   April 2, 1995, January 1, 1995                            3


  Consolidated Statement of Income
   13 Weeks Ended April 2, 1995 and April 3, 1994            4



  Consolidated Statement of Cash Flows
   13 Weeks Ended April 2, 1995 and April 3, 1994            5


The consolidated financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended January 1, 1995.

The consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                      6


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

                  THE STANDARD REGISTER COMPANY
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                             April 2,   January 1,
                                               1995        1995
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 41,136    $ 55,235
  Accounts Receivable, less Allowance
   for Losses                                 143,418     151,952
  Inventories                                 113,565     100,673
  Deferred Income Tax                           9,592       9,592
  Prepaid Expense                               5,459       4,039
   Total Current Assets                      $313,170    $321,491

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 59,404    $ 57,472
  Machinery and Equipment                     203,451     193,187
  Office Equipment                             35,583      37,904
   Total                                      298,438     288,563
  Less Accumulated Depreciation               128,568     121,267
   Depreciated Cost                           169,870     167,296
  Construction in Process                      34,224      28,720
  Land                                          3,289       2,789
   Total Plant and Equipment                 $207,383    $198,805

OTHER ASSETS
  Goodwill, Patents, and Other                  2,992       2,391
  Investment in Polyforms Joint Venture         3,682       2,972
   Total Other Assets                        $  6,674    $  5,363

TOTAL ASSETS                                 $527,227    $525,659

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,471    $  6,471
  Accounts Payable                             16,829      19,071
  Dividends Payable                                 -       5,149
  Accrued Compensation                         21,671      27,994
  Accrued Retirement Expense                    4,320       4,139
  Accrued Other Expense                           804       2,230
  Accrued Taxes, except Income                  5,002       5,181
  Income Taxes Payable                          6,455       2,278
  Customer Deposits                             6,813       9,807
  Deferred Service Contract Income             11,112       7,360
   Total Current Liabilities                 $ 79,477    $ 89,680

LONG-TERM LIABILITIES
  Long-Term Debt                             $ 11,071    $ 11,071
  Retiree Healthcare                           25,125      25,125
  Deferred Income Taxes                        15,817      15,817
   Total Long-Term Liabilities               $ 52,013    $ 52,013

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,141,758 Shares Issued in 1995          $ 24,142
   24,084,632 Shares Issued in 1994                      $ 24,085
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           27,450      26,507
   Retained Earnings                          343,272     332,501
   Treasury Stock, 201,741 Shares at Cost      (3,852)     (3,852)
    Total Shareholders' Equity               $395,737    $383,966

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $527,227    $525,659

                                - 3 -

                      THE STANDARD REGISTER COMPANY
                     CONSOLIDATED STATEMENT OF INCOME
                   (In Thousands except Data Per Share)
                               (Unaudited)

                                                       First Quarter
                                                       13 Weeks Ended
                                                      April 2,  April 3,
                                                       1995      1994
TOTAL REVENUE                                       $ 204,499  $ 183,875

COSTS AND EXPENSES
  Cost of Products Sold                             $ 129,990  $ 116,258
  Engineering & Research                                2,012      1,896
  Selling and Administrative                           46,805     42,385
  Depreciation and Amortization                         7,375      6,311
  Interest                                                277        206

    Total Costs and Expenses                        $ 186,459  $ 167,056


  INCOME BEFORE INCOME TAXES                        $  18,040  $  16,819

  Income Taxes                                          7,259      6,803


NET INCOME                                          $  10,781  $  10,016

Average Number of Shares
   Outstanding (000)                                   28,657     28,713


DATA PER SHARE

  Net Income Primary and
  Fully Diluted                                     $    0.38  $    0.35

  Dividends Paid                                    $    0.18  $    0.17

















                                 - 4 -

                      THE STANDARD REGISTER COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                First Quarter
                                                13 Wks Ended
                                             April 2,    April 3,
                                               1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 10,781    $ 10,016

Add Items not Affecting Cash:
     Depreciation and Amortization           $  7,375    $  6,311
     Loss on Sale of Facilities                     5          33

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                        8,534       6,774
     Inventories                              (12,892)     (2,680)
     Other Assets                              (2,061)       (215)
     Accounts Payable                          (2,242)     (5,830)
     Accrued Expenses                          (7,747)    (12,578)
     Income Taxes Payable                       4,177       1,852
     Customer Deposits                         (2,994)          -
     Deferred Service Income                    3,752       3,749
Net Adjustments                                (4,093      (2,584)

Net Cash Provided by Operating Activities    $  6,688    $  7,432

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $     57    $      2
Additions to Plant and Equipment              (15,974)     (7,950)
Investment in Polyforms Joint Venture            (710)          -

Net Cash (Used in) Investing Activities      $(16,627)   $ (7,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $      -    $     (2)
Proceeds from Issuance of Common Stock          1,000         993
Dividends Paid                                 (5,160)     (4,882)
Net Cash (Used in) by Financing Activities   $ (4,160)   $ (3,891)

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           $(14,099)   $ (4,407)


Cash and Cash Equivalents, Beginning         $ 55,235    $ 78,994

CASH AND CASH EQUIVALENTS, ENDING            $ 41,136    $ 74,587








                                 - 5 -

                      THE STANDARD REGISTER COMPANY
                   MANAGEMENT DISCUSSION AND ANALYSIS
                   OF THE INTERIM FINANCIAL STATEMENTS

Net income from the first quarter 1995 was $10.8 million, a 7.6% increase compared to the $10.0 million result for the comparable quarter of 1994; earnings per share were $.38 vs. $.35 a year earlier.

Total revenue increased 11.2%, reflecting strong shipment levels in all major product groups. Business forms products, representing 77% of all revenue, increased 8%. Revenue from promotional direct mail, representing 12% of all revenue, was up 35% in major part as a result of the mid-year 1994 acquisition of the Promotional Graphics Division of UARCO. Equipment and related maintenance services and supplies increased 12%, contributing 11% of total revenue.

The Company experienced paper price increases in the first quarter of 1995 continuing the sharp rise in paper prices begun in June 1994. Additional paper price increases were announced in April 1995 and the Company expects that further price increases will occur. During the quarter the Company raised forms prices in order to recover these higher paper costs and expects that effort will be successful over the long term. However, the effects of forms price increases will generally lag behind the effects of increases in paper costs and there can be no assurances that the Company will be successful in recovering these cost increases.

As a result of higher paper prices, the Company expects an unfavorable charge to pretax earnings in 1995. The first quarter pretax charge was $2.5 million or $.05 per share after tax. Additional LIFO adjustments are expected for the balance of 1995.

Gross margin, revenue less cost of products sold, increased $6.9 million but represented a lesser percentage of revenue - 36.4% versus a prior year of 36.8%. Excluding the unfavorable LIFO adjustment, the gross margin would have improved as a percentage of revenue by .8%.

Selling, administrative, and R&D expenses increased 10.2% overall, below the 11.2% rate of revenue growth. Depreciation expense rose 17%, reflecting higher capital spending and the effect of the Promotional Graphics acquisition. While debt was $6.5 million lower compared to first quarter 1994, interest expense was higher due to a higher interest rate environment.

The acquisition by the Company of the FCA Division of Capital Graphics, Inc., a subsidiary of Household International, Inc. was effective on March 17, 1995. The acquisition provides the Company with increased capacity to meet heavy demand for value-added business forms products such as secure documents, mailers, roll forms, form/label combination products and laser forms. This division, which had 1994 revenues in excess of $16 million, will be consolidated with the Company's other forms plants.

Net cash flow for the first quarter 1995 was a negative $14.1 million vs. an outflow of $4.4 million for the same period of 1994. The $9.7 million greater outflow in 1995 resulted primarily from the FCA acquisition and increased capital spending. 1995 capital expenditures are forecasted at $40 million, including the FCA acquisition.

At quarter-end, cash and cash equivalents stood at $41.1 million. Total debt, including current maturities, was $17.5 million, producing a net cash position of $23.6 million. Current assets were 3.9 times the level of current liabilities. The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

                      THE STANDARD REGISTER COMPANY
                            PART II - OTHER INFORMATION

ITEMS 1 THRU 3
     None

ITEM 4   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on April 19, 1995.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten.

              IN FAVOR          OPPOSED          ABSTAINED

              45,624,229        26,808           37,013

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year.

     NOMINEE                         IN FAVOR         WITHHELD

     Roy W. Begley, Jr.              45,582,187       105,863
     Ralph R. Burchenal              45,638,707        49,343
     F. David Clarke, III            45,636,664        51,386
     John K. Darragh                 45,605,934        82,116
     Paul H. Granzow                 45,604,671        83,379
     Mary C. Nushawg                 45,581,922       106,128
     Peter S. Redding                45,606,837        81,213
     John J. Schiff, Jr.             45,639,437        48,613
     Charles F. Sherman              45,603,922        84,128
     John Q. Sherman                 45,605,099        82,951

The following is the tabulation of Shareholder votes on the proposal to amend Article Fourth of the Amended Articles of Incorporation of the Company to increase the authorized number of shares of stock from 35,225,000 with a par value of $1.00 each, of which 30,500,000 are known and designated as common stock and of which 4,725,000 are known and designated as Class A stock to 55,225,000 shares of stock with a par value of $1.00 each, of which 50,500,000 will be known and designated as common stock and which 4,725,000 will be known and designated as Class A stock.

          IN FAVOR            OPPOSED            ABSTAINED

          44,918,490          730,107            40,247

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle as the Corporation's Auditors for the year 1995.

          IN FAVOR            OPPOSED            ABSTAINED

          45,663,457          37,040             17,553

No broker non-votes were recorded.

ITEM 5 - None

ITEM 6 -

     (a)  Exhibits

           Exhibit No.          Description

              27                Financial Data Schedule

     (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 17, 1995




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                     By C. J. Brown, Senior Vice President-
                                     Administration, Finance,
                                     Treasurer & Chief Financial
                                     Officer

                               EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule