Form 10-Q
period 1995-07-02
STANDARD REGISTER CO
filed 1995-08-15
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended July 2, 1995

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



     CLASS                   OUTSTANDING AS OF July 2, 1995

Common Stock - $1.00 Par Value            23,940,017

Class A Stock - $1.00 Par Value            4,725,000




                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   July 2, 1995, January 1, 1995                             3


  Consolidated Statement of Income
   13 Weeks Ended July 2, 1995 and July 3, 1994              4
   26 Weeks Ended July 2, 1995 and July 3, 1994


  Consolidated Statement of Cash Flows
   26 Weeks Ended July 2, 1995 and July 3, 1994              5


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of
   Financial Condition and Results of Operations             6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

                  THE STANDARD REGISTER COMPANY
                    CONSOLIDATED BALANCE SHEET
                      (Dollars in Thousands)
                           (Unaudited)
                                             July 2,    January 1,
                                               1995        1995
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 32,583    $ 55,235
  Accounts Receivable, less Allowance
   for Losses                                 153,360     151,952
  Inventories                                 117,780     100,673
  Deferred Income Tax                           9,592       9,592
  Prepaid Expense                               5,548       4,039
   Total Current Assets                      $318,863    $321,491

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 59,608     $ 57,472
  Machinery and Equipment                     208,343      193,187
  Office Equipment                             37,231       37,904
   Total                                      305,182      288,563
  Less Accumulated Depreciation               135,140      121,267
   Depreciated Cost                           170,042      167,296
  Construction in Process                      35,808       28,720
  Land                                          3,318        2,789
   Total Plant and Equipment                 $209,168     $198,805

OTHER ASSETS
  Goodwill, Patents, and Other                  2,969       2,391
  Investment in Polyforms Joint Venture         4,218       2,972
   Total Other Assets                        $  7,187    $  5,363

TOTAL ASSETS                                 $535,218    $525,659

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,471    $  6,471
  Accounts Payable                             16,689      19,071
  Dividends Payable                                 -       5,149
  Accrued Compensation                         24,942      27,994
  Accrued Retirement Expense                    6,146       4,139
  Accrued Other Expense                           207       2,230
  Accrued Taxes, except Income                  4,250       5,181
  Income Taxes Payable                             74       2,278
  Customer Deposits                            15,040       9,807
  Deferred Service Contract Income              9,897       7,360
   Total Current Liabilities                 $ 83,716    $ 89,680

LONG-TERM LIABILITIES
  Long-Term Debt                             $  7,835    $ 11,071
  Retiree Healthcare                           25,232      25,125
  Deferred Income Taxes                        15,817      15,817
   Total Long-Term Liabilities               $ 48,884    $ 52,013

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,141,758 Shares Issued in 1995          $ 24,142
   24,084,632 Shares Issued in 1994                      $ 24,085
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           27,450      26,507
   Retained Earnings                          350,153     332,501
   Treasury Stock, 201,741 Shares at Cost      (3,852)     (3,852)
    Total Shareholders' Equity               $402,618    $383,966

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $535,218    $525,659
                                 - 3 -

                      THE STANDARD REGISTER COMPANY
                    CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands except Data Per Share)
                              (Unaudited)

                                  Second Quarter        Six Months
                                  13 Weeks Ended      26 Weeks Ended
                                 July 2,  July 3,     July 2,  July 3,
                                  1995     1994        1995     1994

TOTAL REVENUE                  $ 222,523 $ 184,306  $ 427,022 $ 368,181

COSTS AND EXPENSES
  Cost of Products Sold        $ 145,433 $ 114,806  $ 275,423 $ 231,064
  Engineering & Research           1,912     1,868      3,924     3,764
  Selling and Administrative      47,158    43,352     93,963    85,737
  Depreciation and Amortization    7,543     6,295     14,918    12,606
  Interest                           263       331        540       537

  Total Costs and Expenses     $ 202,309 $ 166,652  $ 388,768 $ 333,708


INCOME BEFORE INCOME TAXES     $  20,214 $  17,654  $  38,254 $  34,473

  Income Taxes                     8,173     7,094     15,432    13,897


NET INCOME                     $  12,041 $  10,560  $  22,822 $  20,576


Average Number of Shares
   Outstanding (000)              28,657    28,713     28,657    28,713

DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.42 $    0.37  $    0.80 $    0.72

  Dividends Paid               $    0.18 $    0.17  $    0.36 $    0.34














                                 - 4 -

                      THE STANDARD REGISTER COMPANY
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)
                              (Unaudited)
                                                 Six Months
                                                26 Wks Ended
                                              July 2,    July 3,
                                               1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 22,822    $ 20,576

Add Items not Affecting Cash:
     Depreciation and Amortization           $ 14,918    $ 12,606
     Loss on Sale of Facilities                    52          88
     Net Change to Post-Retirement Healthcare     106           -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                       (1,408)      9,560
     Inventories                              (17,107)     (1,717)
     Other Assets                              (2,167)        303
     Accounts Payable                          (2,381)     (8,713)
     Accrued Expenses                          (3,998)     (9,528)
     Income Taxes Payable                      (2,204)     (3,940)
     Customer Deposits                          5,231           -
     Deferred Service Income                    2,537       2,899
Net Adjustments                                (6,421)      1,558

Net Cash Provided by Operating Activities    $ 16,401    $ 22,134

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $     71    $     39
Additions to Plant and Equipment              (25,324)    (37,371)
Investment in Polyforms Joint Venture          (1,246)          -

Net Cash Used in Investing Activities        $(26,499)   $(37,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,235)   $ (3,240)
Proceeds from Issuance of Common Stock          1,000         993
Dividends Paid                                (10,319)     (9,765)
Net Cash Used in Financing Activities        $(12,554)   $(12,012)

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                           $(22,652)   $(27,210)


Cash and Cash Equivalents, Beginning         $ 55,235    $ 78,994

CASH AND CASH EQUIVALENTS, ENDING            $ 32,583    $ 51,784







                                 - 5 -

                    THE STANDARD REGISTER COMPANY
                MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net income for the second quarter 1995 was $12.0 million, a 14.0% increase compared to the $10.6 million result for the comparable quarter of 1994; earnings per share were $.42 vs. $.37 a year earlier. For the six months year-to-date period, net income was $22.8 million or $.80 per share, a 10.9% increase compared to 1994's $20.6 million and $.72 per share result.

Total revenue increased 20.7% and 16.0% for the quarter and year-to-date periods, respectively. Business forms products, representing 76% of all revenue, increased 18.7% and 13.4% for the respective reporting periods. The 18.7% second quarter increase in business forms was a result of higher unit shipment levels and an average 17.6% increase in net selling prices due to rising paper prices. Revenue from promotional direct mail, representing 13% of all revenue, was up 62.5% and 48.7% for the quarter and year-to-date periods, respectively, in major part as a result of the mid-year 1994 acquisition of the Promotional Graphics Division of UARCO. Equipment and related maintenance services and supplies decreased .5% for the quarter which lowered the year-to-date revenue increase for these products and services to 5.2%.

The Company experienced paper price increases in the second quarter of 1995, continuing the sharp rise in paper prices begun in June, 1994. During the quarter the Company raised forms prices in order to recover the higher paper costs. The Company has historically been successful in realizing the majority of its forms price increases.

As a result of higher paper prices, the Company continues to expect an unfavorable LIFO charge to pretax earnings in 1995. The second quarter pretax LIFO charge was $5.0 million or $.11 per share after tax which increased the year-to-date pre-tax LIFO charge to $7.5 million or $.16 per share after tax. Additional LIFO adjustments are expected for the balance of 1995.

Excluding the effects of LIFO, gross margin (revenue less cost of products sold) increased $12.6 million and $22.0 million for the quarter and year-to-date periods, respectively. Gross margin as percentage of revenue was down only .8% for the quarter, 36.9% versus a prior year of 37.7%, and improved a modest .1% on a year-to-date basis, 37.3% versus a prior year of 37.2%, reflecting the Company's generally successful efforts to recover increased paper costs.

The total of selling, administrative, and R&D expenses increased 8.5% and 9.4% for the quarter and year-to-date periods, below the comparable 20.7% and 16.0% rates of revenue growth. Depreciation expense rose 18% year-to-date, reflecting higher capital spending and the effects of the Promotional Graphics and the FCA Division of Capital Graphics, Inc. acquisitions. Despite a $6.5 million lower average debt balance in 1995, interest expense through six months was approximately equal to the comparable period of 1994 as a result of higher interest rates.

Net cash flow for the first half 1995 was a negative $22.7 million, resulting primarily from the FCA acquitision and increased working capital due to higher paper costs. 1995 capital expenditures are forecasted at $44 million dollars, including acquisition of the FCA and the recently announced $3.5 million equity investment in F3 Software Corporation. The F3 Software Corporation develops and markets forms design and forms automation software, a key building block for the Company's electronic products offering to customers.

At quarter-end, cash and cash equivalents stood at $32.6 million. Total debt, including current maturities, was $14.3 million, producing a net cash position of $18.3 million. Current assets were 3.8 times the level of current liabilities. The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

                      THE STANDARD REGISTER COMPANY
                            PART II - OTHER INFORMATION

ITEMS 1 THRU 5
     None

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


August 7, 1995




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                           By C. J. Brown, Senior Vice President-
                                        Administration, Treasurer
                                        & Chief Financial Officer

                               EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule