Form 10-Q
period 1995-10-01
STANDARD REGISTER CO
filed 1995-11-14
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended October 1, 1995

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



     CLASS                   OUTSTANDING AS OF October 1, 1995

Common Stock - $1.00 Par Value            23,940,017

Class A Stock - $1.00 Par Value            4,725,000

                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Consolidated Balance Sheet
   October 1, 1995, January 1, 1995                             3


  Consolidated Statement of Income
   13 Weeks Ended October 1, 1995 and October 2, 1994           4
   39 Weeks Ended October 1, 1995 and October 2, 1994


  Consolidated Statement of Cash Flows
   39 Weeks Ended October 1, 1995 and October 2, 1994           5


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                      6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

                  THE STANDARD REGISTER COMPANY
                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                            October 1,  January 1,
                                               1995        1995
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 29,212    $ 55,235
  Accounts Receivable, less Allowance
   for Losses                                 163,621     151,952
  Inventories                                 114,424     100,673
  Deferred Income Tax                           9,592       9,592
  Prepaid Expense                               4,965       4,039
   Total Current Assets                      $321,814    $321,491

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 59,787    $ 57,472
  Machinery and Equipment                     213,933     193,187
  Office Equipment                             39,567      37,904
   Total                                      313,287     288,563
  Less Accumulated Depreciation               139,961     121,267
   Depreciated Cost                           173,326     167,296
  Construction in Process                      33,698      28,720
  Land                                          3,277       2,789
   Total Plant and Equipment                 $210,301    $198,805

OTHER ASSETS
  Goodwill, Patents, and Other                  2,909       2,391
  Investment in F3 Corporation                  3,500
  Investment in Polyforms Joint Venture         4,661       2,972
   Total Other Assets                        $ 11,070    $  5,363

TOTAL ASSETS                                 $543,185    $525,659

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  6,471    $  6,471
  Accounts Payable                             17,221      19,071
  Dividends Payable                                 -       5,149
  Accrued Compensation                         28,474      27,994
  Accrued Retirement Expense                    5,546       4,139
  Accrued Other Expense                         1,159       2,230
  Accrued Taxes, except Income                  4,371       5,181
  Income Taxes Payable                          1,473       2,278
  Customer Deposits                            10,961       9,807
  Deferred Service Contract Income              9,190       7,360
   Total Current Liabilities                 $ 84,866    $ 89,680

LONG-TERM LIABILITIES
  Long-Term Debt                             $  7,835    $ 11,071
  Retiree Healthcare                           25,491      25,125
  Deferred Income Taxes                        15,817      15,817
   Total Long-Term Liabilities               $ 49,143    $ 52,013

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,141,758 Shares Issued in 1995          $ 24,142
   24,084,632 Shares Issued in 1994                      $ 24,085
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           27,450      26,507
   Retained Earnings                          356,711     332,501
   Treasury Stock, 201,741 Shares at Cost      (3,852)     (3,852)
    Total Shareholders' Equity               $409,176    $383,966

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $543,185    $525,659
                              - 3 -

                     THE STANDARD REGISTER COMPANY
                   CONSOLIDATED STATEMENT OF INCOME
                  (In Thousands except Data Per Share)
                              (Unaudited)

                                  Third Quarter        Nine Months
                                  13 Weeks Ended      39 Weeks Ended
                               Oct 1,     Oct 2,     Oct 1,    Oct 2,
                                1995       1994       1995      1994

TOTAL REVENUE                  $ 227,922 $ 190,008 $ 654,944 $ 558,189

COSTS AND EXPENSES
  Cost of Products Sold        $ 149,467 $ 120,379  $ 424,890 $ 351,443
  Engineering & Research           2,016     1,849      5,940     5,613
  Selling and Administrative      48,976    43,536    142,939   129,273
  Depreciation and Amortization    7,578     6,986     22,496    19,592
  Interest                           225       269        765       806

  Total Costs and Expenses     $ 208,262 $ 173,019  $ 597,030 $ 506,727


INCOME BEFORE INCOME TAXES     $  19,660 $  16,989  $  57,914 $  51,462

  Income Taxes                     7,942     6,682     23,374    20,579


NET INCOME                     $  11,718 $  10,307  $  34,540 $  30,883


Average Number of Shares
   Outstanding (000)              28,657    28,693     28,657    28,693

DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.41 $    0.36  $    1.21 $    1.08

  Dividends Paid               $    0.18 $    0.17  $    0.54 $    0.51
















                              - 4 -

                     THE STANDARD REGISTER COMPANY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Dollars in Thousands)
                              (Unaudited)
                                                 Nine Months
                                                39 Wks Ended
                                               Oct 1,    Oct 2,
                                               1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $34,540    $ 30,883

Add Items not Affecting Cash:
     Depreciation and Amortization           $ 22,496    $ 19,592
     Loss (Gain) on Sale of Facilities           (896)        201
     Net Change to Post-Retirement Healthcare     366           -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                      (11,669)      2,776
     Inventories                              (13,751)     (6,864)
     Other Assets                              (1,563)        636
     Accounts Payable                          (1,849)     (4,288)
     Accrued Expenses                               7      (5,151)
     Income Taxes Payable                        (806)     (1,992)
     Customer Deposits                          1,153           -
     Deferred Service Income                    1,830       1,911
Net Adjustments                                (4,684)      6,821

Net Cash Provided by Operating Activities    $ 29,856    $ 37,704

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $  1,998    $     50
Additions to Plant and Equipment              (34,973)    (45,522)
Investment in F3 Corporation                   (3,500)          -
Investment in Polyforms Joint Venture          (1,690)          -

Net Cash (Used in) Investing Activities      $(38,165)   $(45,472)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,235)   $ (3,240)
Proceeds from Issuance of Common Stock          1,000         993
Redemption of Common Stock                          -      (1,109)
Dividends Paid                                (15,479)    (14,644)
Net Cash (Used in) Financing Activities      $(17,714)   $(18,000)

NET (DECREASE) IN CASH AND
        CASH EQUIVALENTS                     $(26,023)   $(25,768)


Cash and Cash Equivalents, Beginning         $ 55,235    $ 78,994

CASH AND CASH EQUIVALENTS, ENDING            $ 29,212    $ 53,226





                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                   MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS

Net income for the third quarter 1995 was $11.7 million, a 13.7% increase compared to the $10.3 million result for the comparable quarter of 1994; earnings per share were $.41 vs. $.36 a year earlier. For the nine months year-to-date period, net income was $34.5 million or $1.21 per share, an 11.8% increase compared to 1994's $30.9 million and $1.08 per share result.

Total revenue increased 20.0% and 17.3% for the quarter and year-to-date periods, respectively. Business forms products, representing 76% of all revenue, increased 18.0% and 14.9% for the respective reporting periods. The 18.0% third quarter increase was driven by higher forms prices which were, in turn, the result of higher paper costs. Revenue from promotional direct mail, representing 13% of all revenue, was up 28.4% and 41.2% for the quarter and year-to-date periods, respectively. The 28.4% third quarter increase in promotional direct mail resulted from a 5.5% growth in units coupled with an average 14.8% increase in net selling prices due to increased paper costs. The 41.2% year-to-date increase is a result of the mid-year 1994 acquisition of the Promotional Graphics Division of UARCO and an average 11.4% increase in net selling prices due to increased paper costs. Equipment and related maintenance services and supplies revenues increased 21.1% for the quarter which raised the year-to-date revenue increase for these products and services to 10.4%.

The Company experienced a stabilizing of paper costs in the third quarter of 1995 following sharp rises in paper costss during the first half of 1995. As a result of higher paper costs, the Company continues to expect an unfavorable LIFO charge to pretax earnings in 1995. The third quarter pretax LIFO charge was $4.7 million or $.10 per share after tax which increased the year-to-date pretax LIFO charge to $12.2 million or $.26 per share after tax. Additional LIFO adjustments are expected for the fourth quarter of 1995.

Excluding the effects of LIFO, gross margin (revenue less cost of products sold) increased $13.5 million and $35.5 million for the quarter and year-to-date periods, respectively. Gross margin as a percentage of revenue was down only .1% for the quarter, 36.5% versus a prior year of 36.6%, and was equal to the prior year's gross margin percentage of 37.0% on a year-to-date basis, reflecting the Company's generally successful efforts to recover increased paper costs.

The total of selling, administrative, and R&D expenses increased 12.4% and 10.4% for the quarter and year-to-date periods, below the comparable 20.0% and 17.3% rates of revenue growth.

Depreciation expense rose 14.8% year-to-date, reflecting higher capital spending and the effects of the Promotional Graphics acquisition and an FCA Division of Capital Graphics, Inc. acquisition. Interest expense decreased 16.4% and 5.1% on a quarter and year-to-date basis due to a decrease in debt of $6.5 million.

Net cash flow for the first nine months of 1995 was a negative $26.0 million, resulting primarily from the FCA acquisition, a third quarter $3.5 million equity investment in F3 Software Corporation, and increased working capital due to higher paper costs. The F3 Software Corporation develops and markets forms design and forms automation software, a key building block for the Company's electronic products offering to customers. 1995 capital expenditures are forecasted at $45 million dollars, including the acquisition of FCA and the $3.5 million equity investment in F3 Software Corporation.

At quarter-end, cash and cash equivalents stood at $29.2 million. Total debt, including current maturities, was $14.3 million, producing a net cash position of $14.9 million. Current assets were 3.8 times the level of current liabilities. The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

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


November 10,1995




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