Form 10-K405
period 1995-12-31
STANDARD REGISTER CO
filed 1996-03-22
CIK 93456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

       600 ALBANY STREET, DAYTON, OHIO                              45401
   (Address of principal executive offices)                       (Zip Code)

                                      (513)  443-1000
                    (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                                                         Name of each exchange
Title of each class                                       on which registered
----- -- ---- -----                                      -- ----- ----------
      Common stock $1.00 par value                        Over the counter

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 23, 1996 was approximately $272,675,948, based on a closing sales price of $23.00 per share on February 23, 1996.

At February 23, 1996, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value                         23,969,867 shares
    Class A stock, $1.00 par value                         4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 17, 1996.

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

    The variety of products and services currently sold is extensive. The Company's Document Management Division serves the document technology and information needs of its customers by offering custom printed business documents, electronic documents, pressure sensitive labels, document warehousing and distribution, workflow analysis and document design, document management system, along with imaging and fulfillment services. The Company's Document Systems Division provides scaleable, departmental printing and mailing solutions, which when combined with the products and services of the Document Management Division, result in more efficient ways for customers to produce, finish, and process documents. These solutions encompass intelligent printing systems, encoding equipment, automation identification systems, document processing equipment along with related maintenance service and supplies. The Company's Communicolor Division prints high color, personalized promotional direct mail products. In addition, the Advanced Medical Systems Division develops and markets materials management software for hospitals.

    The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Forms are produced at thirty-nine plants located throughout the United States and are shipped directly to the customer or stored in warehouses for subsequent on-demand delivery. The management of forms inventories to provide just-in-time delivery is a major element of customer service.

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

    The Company had engineering and research expense during 1995 of $7,813,000 compared to $7,475,000 in 1994 and $7,754,000 for 1993. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve eighty-six professional employees. The Company had no expenditures during the last three years for customer sponsored research relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques.

    In 1995, the Company continued its Stanfast manufacturing operations in twenty print centers located nationwide. These print centers are devoted to the manufacture and sale of business forms for customers requiring relatively small quantities on a quick turnaround basis.

    Expenditures for property, plant and equipment totaled $48,332,000 in 1995, compared to $52,128,000 and $31,076,000 in 1994 and 1993, respectively.

    No significant changes occurred in the types of products, manufacture, or method of distribution during the past fiscal year nor does the Company intend to change its method of doing business in the near future. Other items of information which may be pertinent to an understanding of the Company and its business are as follows:

  1.) The Company has several patents which provide a competitive advantage or which generate license income. None of these, individually, have a material effect upon the business.

  2.) No material portion of the Company's business could be considered seasonal.

  3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 3.4 to 1 at December 31, 1995 as compared to 3.6 to 1 at January 1, 1995 and 3.9 to 1 at January 2, 1994. Total debt, including long-term and current maturities, was 2.7% of equity at year-end 1995, compared to 4.6% and 6.7% for years-end 1994 and 1993, respectively. At year-end 1995, cash, cash equivalents and short-term investments exceeded current and long-term debt by $23,905,000. These relationships demonstrate the soundness of the Company's financial position.

  4.) No material segment of the Company's business is dependent upon a single or a few customers. No single customer accounts for 10% or more of total revenue.

  5.) The Company's backlog of custom printing orders at December 31, 1995 was $53,817,000 compared to $69,173,000 and $51,897,000 at January 1, 1995 and
January 2, 1994, respectively. The current year decline in backlog was attributable to the Company's successful efforts to offer faster turnaround of incoming orders, thereby improving customer service. All orders were expected to be filled within the ensuing fiscal year.

  6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

  7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

  8.) At December 31, 1995, the Company had 6,439 employees compared to 6,201 and 5,769 at January 1, 1995 and January 2, 1994, respectively.

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

     In 1994, the Company entered into a joint venture with Russian and Dutch partners to manufacture and market business forms in Russia. In exchange for a 41% share, the Company contributed a total of approximately $4.5 million in capital, equipment, and technological know-how. The joint venture named Polyforms J.V. began full operations at its St. Petersburg, Russia manufacturing location during 1995.

ITEM 2 - PROPERTIES

    The principal production plants of the Company are located in the following cities:

Dayton, Ohio, 677,000 sq. ft., printing and equipment products production plants and corporate headquarters
Newark, Ohio, 234,000 sq. ft., promotional printing plant
Eudora, Kansas, 120,000 sq. ft., promotional printing plant
Shelbyville, Indiana, 61,000 sq. ft., printing plant
Middlebury, Vermont, 113,000 sq. ft., printing plant
York, Pennsylvania, 214,000 sq. ft., printing plant
Fayetteville, Arkansas, 146,000 sq. ft., printing plant
Porterville, California, 174,000 sq. ft., printing plant
Cincinnati, Ohio, 52,000 sq. ft., pressure sensitive label production plant Murfreesboro, Tennessee, 82,000 sq. ft., printing plant
Terre Haute, Indiana, 54,000 sq. ft., pressure sensitive label production plant Salisbury, Maryland, 114,000 sq. ft., printing plant and warehouse
Rocky Mount, Virginia, 105,000 sq. ft., printing plant
Kirksville, Missouri, 191,000 sq. ft., printing plant and warehouse
Tampa, Florida, 38,000 sq. ft., pressure sensitive label production plant Spring Grove, Illinois, 100,000 sq. ft., printing plant

    All plants are owned by the Company except for the Tampa location.

    The Company also operates twenty Stanfast print centers located nationwide, two imprint centers located in Tolland, Connecticut and Phoenix, Arizona, plus a plastic card embossing plant in Rochester, New York. These facilities are generally leased and are much smaller than the facilities listed above.

ITEM 3 - LEGAL PROCEEDINGS

   (a)    No material claims or litigation are pending against the Company.

   (b) The Company has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations. None of these matters have reached the stage where a significant liability has been assessed against the Company. The Company has evaluated each of these matters and believes that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures. This assessment is notwithstanding the ability of the Company to recover on existing insurance policies or from other parties which the Company believes would be held as joint and several obligors under any such liabilities. However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions. However, management does not now believe that there is a likelihood of a material adverse effect on the financial condition of the Company in these circumstances.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to shareholders during the fourth quarter of the fiscal year.

                                    PART II





ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

   (a) The common stock $1.00 par value of the Registrant is traded on the NASDAQ National Market under the symbol SREG. The range of high and low closing sales prices for the common stock and dividends paid per share on such securities for each quarterly period during the two most recent fiscal years are presented below.


                                                                    1 9 9 5
          -------------------------------------------------------------------------------------------------
                                  Cash
          Quarter               Dividend              High                    Low                 Last
          -------               --------              ----                    ---                 ----
          1st                   $0.18                18-1/4                  15-1/4              17-3/4
          2nd                   $0.18                20-1/8                  17-1/4              19
          3rd                   $0.18                21-3/4                  18-3/4              21-1/2
          4th                   $0.18                23-3/8                  19-1/2              20-1/8



                                                                    1 9 9 4
          -------------------------------------------------------------------------------------------------
                                  Cash
          Quarter               Dividend              High                    Low                 Last
          -------               --------              ----                    ---                 ----
          1st                   $0.17                23-3/4                  20-1/4              21-1/2
          2nd                   $0.17                22-1/4                  20-3/4              21-1/2
          3rd                   $0.17                22-1/4                  19-3/4              19-3/4
          4th                   $0.17                19-7/8                  14-1/2              17-1/2


   (b) Approximate number of security holders of the Company's common stock as of February 23, 1996 - 3,053 excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

   (c) Dividend policy - The Company expects to continue paying cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data
------------------------------

                                            1995           1994           1993           1992           1991
                                            ----           ----           ----           ----           ----
                                                            Thousands except for per share data
                                           ----------------------------------------------------------------------
Revenue                                    $903,240       $767,415       $722,120       $705,215      $693,712

Net income before cumulative
  effect of accounting changes               47,759         43,876         42,185         39,372        32,707

Cumulative effect of
  accounting changes                            -              -              -         ( 13,362)          -

Net income                                   47,759         43,876         42,185         26,010        32,707

Earnings per share:

  Net income before cumulative
    effect of accounting changes               1.67           1.53           1.47           1.37          1.14

Cumulative effect of
    accounting changes                           -              -              -           ( .47)           -

Net income                                     1.67           1.53           1.47            .90          1.14

Selected Balance Sheet Data
---------------------------

Total assets                               $555,503       $525,659       $502,333       $482,463      $463,560

Long-term debt                                4,600         11,071         17,546         24,454        35,189

Other
-----

Cash dividends paid
  per share                                     .72            .68            .64            .60           .56


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Events
------------------

    In June 1994 the Company acquired the assets of the Promotional Graphics Division of UARCO Incorporated for approximately $22 million. The purchase added a direct mail printing and imaging plant in Eudora, Kansas, which increased Communicolor's production capacity and customer base.

    In September 1994 the Company entered into a joint venture agreement with Russian and Dutch partners to produce and market business forms in Russia. The Company has invested $4.5 million in the start-up operation through year end 1995, primarily composed of used printing equipment refurbished to meet the needs of the joint venture. The Company has a 41% ownership share.

    In March 1995 the Company paid $7.7 million for the assets of FCA, a division of Capital Graphics, Inc., a producer of custom business forms located in Spring Grove, Illinois. This acquisition brought needed capacity to meet growing business forms demand.

    In June 1995 the Company successfully defended a legal challenge to two of its key document security patents. Legal fees incurred in 1995 for this matter were $1.5 million.

    In August 1995  the Company entered  into a settlement agreement  with
Travelers Express  Company, Inc. related  to a patent dispute.   Standard
Register agreed to compensate Travelers and to make modifications to certain money order disbursers. Total compensation and related legal fees of $3.7 million, were accrued in 1995.

    In September 1995 the Company purchased a 35% interest in F3 Software Corporation for $3.5 million. F3 is a provider of state-of-the-art forms design and electronic forms application software.

    During 1995, the Company sold its Hanford, California, and Bedford, Pennsylvania, plants, recording a total gain of $1.4 million. These two plants had been closed in previous years as part of restructuring programs.

Results of Operations 1995 compared to 1994
-------------------------------------------

    Net income in 1995 was $47.8 million, a 9% increase compared to the $43.9 million result reported for 1994. On an operating basis, excluding the effect
of  unfavorable LIFO  inventory adjustments, net  profits were  up 28%.   The
growth in operating profits was driven primarily by increased revenue, up 18% overall.

    All operating divisions posted revenue gains in 1995, led by Communicolor's 31% rise and Document Management Division's 17% increase. Revenues from Advanced Medical Systems and Document Systems Division were up 13% and 7%, respectively.

    Within the Document Management Division, traditional business forms products continued to play a decreasing role. Sales of custom continuous, unit set, and stock forms increased 11% and represented slightly less than half of the division's 1995 revenue. Revenues from operating groups established to exploit growth opportunities -- Pressure Sensitive, Imaging, Stanfast, Distribution Services, and Electronic Products were up 20%. A majority of the division's revenue increase was attributable to higher document prices.

    Communicolor operated near capacity for much of 1995, reflecting strong demand for personalized, high-color promotional mail. Approximately one-half of the division's 31% revenue increase was a result of the 1994 acquisition of Promotional Graphics; unit growth is estimated at 6% with the balance attributed to higher net selling prices needed to recover increased paper
costs.   The January 1, 1995  rise in third-class postal rates did not have a material adverse effect on the division's revenue.

    The Document Systems Division reported overall revenue growth of 7%. The bulk of the growth occurred in the supplies and service segments, up 17% and 7%, respectively. Revenue from new equipment installations was disappointing, rising only 1%. This product segment will be a key divisional focus for 1996.

    Paper accounts  for approximately  one-half of  the printing  cost of  a
typical business  document.   Following a prolonged  period of  general
weakness in paper prices, the demand for paper products strengthened in June 1994, increasing utilization rates at paper mills sufficiently to support a dramatic rise in market prices. By year-end 1995, the price for white bond papers had risen approximately 130%. The average price paid by the Company for paper in 1995, including white bond, carbonless, and other specialty grades, was 32% above the average for 1994. In response, the Company raised the prices of its printed documents during 1994 and 1995 and was generally successful in recovering the higher paper costs. Although paper prices have shown weakness early in 1996, the Company expects prices to be far less volatile in the coming year than during the preceding 18 months. For this reason, the Company's revenue increase in 1996 will likely be below that recorded in 1995.

    The rise in paper costs produced unfavorable LIFO inventory adjustments of $16.5 million or $.34 per share in 1995 and $1.9 million or $.04 per share in
1994.   If paper prices vary,  as expected, in a relatively  narrow range around year-end 1995 prices,  the 1996 LIFO charge  should be minor.

    The reported gross margin for all products and services sold by the Company was 35.3% of revenue in 1995, compared to 36.7% for 1994. On an operating basis,  excluding the effects of  LIFO, the gross  margin improved
slightly from 37.0% in 1994  to 37.2% in  the current year.   This result
indicates that the Company was able to maintain its margins despite the rapid escalation in paper costs.

    Total  1995  operating expenses  were  14.5%  higher than  in  1994.
Engineering and  research  expenditures  were 5%  higher.   Selling  and
administrative expenses were 15% above the 1994 level, reflecting higher sales commissions, the cost of the Travelers' Express settlement, legal costs related to the successful defense of two document security patents, and increased sales support designed to increase sales productivity; excluding these items, this category of expense was up 6%. Depreciation increased 14% as a result of higher capital spending and the acquisitions of Promotional Graphics and FCA. Interest expense declined as the Company continued to pay down its outstanding debt.

    The effective income tax rate was 40.5%, up slightly from the 39.8% rate in the previous year as a result of increases in several non-deductible expense items.

    Advanced Medical Systems recorded a pretax operating loss of $1.2 million in 1995. This loss compares to losses in 1994 and 1993 of $2.8
million and $5.2 million, respectively.   1995's improved results  reflected
lower general and administrative costs and increased revenue from new installations of their materials management software.

    In the final analysis, two factors stand out in explaining the Company's improvement in net income: the growth of higher value-added, higher margin products and services, and the Company's ability to recover the increases in paper costs.

Results of Operations 1994 compared to 1993
-------------------------------------------

    Net income was $43.9 million or $1.53 per share, compared to $42.2 million and $1.47 per share in 1993. Total revenue increased 6% to $767.4 million, with average selling prices and unit growth each up about 3%.

    The Document Management Division recorded revenue of $589.2 million, representing 77% of total Company sales. The forms market continued to be marked by excess productive capacity and aggressive price competition.
The sale of traditional forms products declined 2%, while other categories, including pressure sensitive, imaging, Stanfast, cut sheet, and forms management services, rose 14%.

    The Company believes  it gained market share in 1994,  particularly in its
targeted healthcare and financial markets.   The overall unit growth, coupled
with the changing product mix, required the division to add production capacity.

    Among other product categories, the sale of document systems, maintenance, and supplies rose 10% and accounted for 11% of total Company revenue. Promotional direct mail revenue was up 7%, primarily as a result of the mid-year acquisition of Promotional Graphics in Eudora, Kansas. The Eudora facility operated below capacity, but contributed to operating profits.

    The Company's gross margin, revenue less cost of products sold, increased $11.7 million but represented a lower percentage of revenue -- 36.7%
in 1994 vs. 37.4% in 1993. Key factors that contributed to the narrowed margin percentage included the rapid growth in higher cost equipment maintenance, the below capacity utilization at the Eudora facility, higher paper costs not fully recovered by higher forms selling prices, and a $1.9 million LIFO inventory charge.

    Operating expenses increased 5% and were in line with management's expectations. Interest expense was 5% below the 1993 level, reflecting lower debt balances offset in part by higher interest rates. The effective income tax rates for 1994 and 1993 were almost identical at 39.8% and 39.9%, respectively.

    Overall, the increase in Net Income was driven primarily by the favorable spread between the growth rates in revenue and expense.

Environmental Matters
---------------------

    The Company has been named as one of a number of Potentially Responsible Parties at several waste disposal sites, none of which has ever been Company owned. The Company has accrued for investigation and remediation at sites where costs were probable and estimable. At this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on the operating results or financial condition of the Company.

Liquidity and Capital Resources
-------------------------------

    The Company's financial condition remains exceptionally strong. Cash and investments exceeded total debt at year-end 1995 by $24.0 million; this net cash position compares to $37.7 million at year-end 1994. This $13.7 million reduction in the net cash position is approximately equivalent to the acquisition price for FCA plus the value of investments made in Polyforms and F3.

    Putting these three investments aside, internal cash flow was sufficient to finance increases in working capital, dividends, and capital investment. The increase in working capital was driven by higher priced FIFO inventories, increases in custom forms inventories stored for future customer delivery, and higher receivables related to the growth in revenue.

    Capital spending, excluding the effect of the FCA acquisition, was $40.6 million. This represents a substantial increase over the comparable 1994 and 1993 figures of $30.0 million and $31.1 million, respectively. Approximately $14.0 million of 1995's capital additions were made to add capacity and enhance capabilities in Communicolor, principally at the acquired Eudora, Kansas, facility. Another $10.5 million was spent on the development of systems to improve the Company's order entry, inventory management, and reporting systems. The majority of the remaining capital spending went for capacity additions within the Document Management Division. The Company expects 1996 capital spending, excluding any acquisitions, to be around $50 million.

    The Company expects to finance its 1996 requirements for working capital, capital investment, debt repayment, and dividends through a combination of existing cash reserves and internally generated funds.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements


                                                                         Page
Independent Auditors' Report                                              14
  Consolidated Balance Sheet - December 31, 1995
    and January 1, 1995                                                  15-16
  Consolidated Statement of Income - Years ended
    December 31, 1995, January 1, 1995 and January 2, 1994                17
  Consolidated Statement of Shareholders' Equity - Years ended
    December 31, 1995, January 1, 1995 and January 2, 1994                18
  Consolidated Statement of Cash Flows - Years ended
    December 31, 1995, January 1, 1995 and January 2, 1994                19
  Notes to Consolidated Financial Statements                             20-27
  Quarterly Results of Operations                                         27

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors is incorporated by reference from the Company's proxy statement for the 1996 annual meeting of shareholders.

                                                   Position and Offices Presently                   Officer
       Name                  Age                   Held and Business Experience                      Since
       ----                  ---                   ----------------------------                     ------
Rebecca H. Appenzeller       43    Ms. Appenzeller serves as Corporate Secretary and                  1992
                                   In-House Counsel.  She joined Standard Register in
                                   1992 and is responsible for maintaining compliance
                                   with laws and regulations that affect the conduct of
                                   Standard Register's business.  Prior to joining the
                                   Company, Ms. Appenzeller worked as an attorney
                                   in corporate and private practice.

Alan L. Baughn               60    Vice President, Corporate Planning and Development.                1995
                                   During his 40 year career with Standard Register, he
                                   gained sales, marketing, human resources and corporate
                                   planning management experience.  His current
                                   responsibilities include planning, organizational
                                   development and acquisitions.

Craig J. Brown               46    Senior Vice President, Administration, Treasurer and               1987
                                   Chief Financial Officer.  He joined Standard Register in
                                   1986 and is now responsible for corporate finance,
                                   information services, human resources, and corporate
                                   communications.

H. Franklin Coffman          57    Vice President, Customer Service & Communications.                 1995
                                   He began his career with Standard Register in 1959 and
                                   has held a number of sales, marketing and operations
                                   management positions.  He is responsible for corporate
                                   communications, marketing communications, employee
                                   safety and environmental affairs.

John L. Crawford             60    Vice President, Internal Auditing.  Mr. Crawford joined            1995
                                   Standard Register 38 years ago and has held a number
                                   of finance and auditing positions.  Reporting directly to
                                   the President, Mr. Crawford oversees operational auditing.

James H. DeYoung             57    Vice President, International Operations.  He joined               1995
                                   Standard Register in 1966 and has held a number of
                                   engineering and research as well as management
                                   positions.  He is responsible for establishing and
                                   maintaining relationships with Associates throughout
                                   the world.

Peter A. Dorsman             41    Mr. Dorsman joined Standard Register in January, 1996              1996
                                   as Senior Vice President and General Manager of the
                                   Document Systems Division.  Prior to joining Standard
                                   Register, he served in a number of senior marketing,
                                   strategic planning, and sales management positions
                                   with NCR Corporation.

Paul H. Granzow              68    Chairman of the Board of Directors.  He was partner in             1984
                                   the law firm of Turner, Granzow & Hollenkamp until
                                   December, 1983.  He is co-trustee of the John Q. Sherman
                                   Trust and Senior Vice President and Director of the
                                   Weston Paper and Manufacturing Company.

                                                   Position and Offices Presently                   Officer
       Name                  Age                   Held and Business Experience                      Since
       ----                  ---                   ----------------------------                     ------
Peter S. Redding             57    President and Chief Executive Officer since December,              1981
                                   1994.  He is also a member of the Board of Directors.
                                   Most recently, Mr. Redding served as Executive Vice
                                   President and Chief Operating Officer.  He has held a
                                   number of marketing, sales, human resources and
                                   administrative positions since he joined the company
                                   in 1962.

Vincent J. Reidy             50    Vice President, Sales & Marketing of the Document                  1995
                                   Management Division.  He joined Standard Register in
                                   1967 and has held several management positions in
                                   marketing, sales, sales force automation and operations.

C. Thomas Russell            42    Vice President, Electronic Products & Chief Information            1995
                                   Officer.  He is responsible for the application of
                                   information technology as well as the development and
                                   marketing of electronic forms products and services.
                                   He was most recently a partner with a major management
                                   and software consulting firm.

John E. Scarpelli            52    Vice President, Human Resources.  He joined Standard               1995
                                   Register in 1986 and is currently responsible for the
                                   development and administration of corporate-wide
                                   benefits, personnel policies, staffing, management
                                   training, governmental compliance and employee relations.

Joseph V. Schwan             59    Senior Vice President and General Manager of the                   1991
                                   Document Management Division.  He joined Standard
                                   Register in 1991 as Vice President, Sales and Marketing.
                                   He has more than 30 years of sales and general
                                   management experience in the business forms industry.

Harry A. Siefert, Jr.        58    Vice President of Manufacturing for the Document                   1987
                                   Management Division.  Since joining Standard Register
                                   in 1962, he has held a number of engineering and
                                   manufacturing positions.  In his current role, he is
                                   responsible for research and development, purchasing
                                   and the manufacturing operations.

Michael Spaul                48    Senior Vice President & General Manager of the                     1991
                                   Communicolor Division.  He joined Standard
                                   Register in 1986 and has held a number of manufacturing
                                   and engineering positions prior to assuming his current
                                   duties in 1988.

    There are no family relationships among any of the officers. Officers are elected at the annual meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, for a term of office covering one year.

    Items 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1996 Annual Meeting of shareholders.

                                    PART IV





ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

               See Index to Financial Statements on Page 9.

(a)(2)  Financial Statement Schedules.

(b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                                                   Page
    II.  Valuation and Qualifying Accounts and Reserves             28


    Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3)  Exhibits:

                              See Index on Page 29

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1996.

                                         THE STANDARD REGISTER COMPANY

                                    By:  /S/  P. S. Redding
                                         -------------------------
                                         P. S. Redding, President,
                                         Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 18, 1996:


       Signatures                                       Title
       ----------                                       -----

/S/  P. H. Granzow                       Chairman of the Board and Director
----------------------------
     P. H. Granzow


/S/  C. J. Brown                         Senior Vice-President - Administration,
-----------------------------            Treasurer and Chief Financial Officer
     C. J. Brown



P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 18, 1996 as attorney-in-fact for the following directors of the Registrant:

          R. W. Begley, Jr.                            D. L. Rediker
          R. R. Burchenal                              J. J. Schiff, Jr.
          F. D. Clarke III                             C. F. Sherman
          J. K. Darragh                                J. Q. Sherman II
          P. S. Redding



                                                    /S/  P. H. Granzow
                                                    -----------------------
                                                    P. H. Granzow

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

    We have audited the accompanying balance sheet of The Standard Register Company as of December 31, 1995 and January 1, 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company as of December 31, 1995 and January 1, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                               /S/ BATTELLE & BATTELLE PLL

                                               BATTELLE & BATTELLE PLL
                                               Certified Public Accountants


3400 S. Dixie Drive
Dayton, Ohio
January 26, 1996

                         THE STANDARD REGISTER COMPANY

                                 BALANCE SHEET
                             (Dollars in thousands)



                                                         December 31   January 1
             A S S E T S                                     1995        1995
                                                         -----------   ---------

CURRENT ASSETS
  Cash and cash equivalents                                  $33,646    $55,235
  Investments held to maturity                                 1,330          0
  Accounts receivable, less allowance for losses
    of $3,913 and $2,200, respectively                       181,709    151,952
  Inventories                                                 97,817    100,673
  Deferred income taxes                                       10,611      9,592
  Prepaid expense                                              3,878      4,039
                                                         -----------  ---------
      Total current assets                                   328,991    321,491
                                                         -----------  ---------





PLANT AND EQUIPMENT
  Buildings and improvements                                  57,340     57,472
  Machinery and equipment                                    212,221    193,187
  Office and rental equipment                                 43,945     37,904
                                                         -----------  ---------
      Total                                                  313,506    288,563
    Less accumulated depreciation                            127,871    121,267
                                                         -----------  ---------
      Depreciated cost                                       185,635    167,296
  Plant and equipment under construction                      27,027     28,720
  Land                                                         3,312      2,789
                                                         -----------  ---------
      Total plant and equipment                              215,974    198,805
                                                         -----------  ---------




OTHER ASSETS                                                  10,538      5,363
                                                         -----------  ---------




      Total assets                                          $555,503   $525,659
                                                         ===========  =========


                         THE STANDARD REGISTER COMPANY





                                 BALANCE SHEET
                             (Dollars in thousands)



                                                           December 31 January 1
          LIABILITIES AND SHAREHOLDERS' EQUITY                 1995       1995
                                                           ----------- ---------
CURRENT LIABILITIES
  Current maturities of long-term debt                        $6,471     $6,471
  Accounts payable                                            19,025     19,071
  Dividends payable                                            5,441      5,149
  Accrued compensation                                        31,973     27,994
  Accrued pension expense                                      2,886      4,139
  Accrued other expense                                        6,774      2,230
  Accrued taxes, except income                                 5,140      5,181
  Income taxes payable                                         2,534      2,278
  Customer deposits                                            8,334      9,807
  Deferred service contract income                             8,455      7,360
                                                           ---------   --------
      Total current liabilities                               97,033     89,680
                                                           ---------   --------

LONG-TERM LIABILITIES
  Notes payable to banks and others                            4,600     11,071
  Retiree health care obligation                              26,101     25,125
  Deferred income taxes                                       16,552     15,817
                                                           ---------   --------
      Total long-term liabilities                             47,253     52,013
                                                           ---------   --------

SHAREHOLDERS' EQUITY
  Common stock, $1.00 par value:
    Authorized 50,500,000 shares
    Issued 1995 - 24,141,758; 1994 - 24,084,632               24,142     24,085
  Class A stock, $1.00 par value:
    Authorized 4,725,000 shares
    Issued - 4,725,000                                         4,725      4,725
  Capital in excess of par value                              27,450     26,507
  Retained earnings                                          359,334    332,501
  Cost of common shares in treasury:
    1995 - 227,446 shares; 1994 - 201,741 shares              (4,434)    (3,852)
                                                           ---------  ---------
      Total shareholders' equity                             411,217    383,966
                                                           ---------  ---------

      Total liabilities and shareholders' equity            $555,503   $525,659
                                                           =========  =========




See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                              STATEMENT OF INCOME
                (Dollars in thousands, except per share amounts)





                                           52 Weeks Ended      52 Weeks Ended      52 Weeks Ended
                                             December 31          January 1             January 2
                                                 1995               1995                   1994
                                            -------------      --------------      --------------
REVENUE                                     $     903,240      $      767,415      $      722,120
                                            -------------      --------------      --------------

COST AND EXPENSE
  Cost of products sold                           584,088             485,738             452,163
  Engineering and research                          7,813               7,475               7,754
  Selling and administrative                      200,812             174,435             166,267
  Depreciation and amortization                    29,326              25,755              24,553
  Interest                                            974               1,090               1,142
                                            -------------      --------------      --------------
      Total cost and expense                      823,013             694,493             651,879
                                            -------------      --------------      --------------

INCOME BEFORE INCOME TAXES                         80,227              72,922              70,241
                                            -------------      --------------      --------------
INCOME TAXES
  Current                                          32,752              27,129              26,920
  Deferred                                           (284)              1,917               1,136
                                            -------------      --------------      --------------
      Total income taxes                           32,468              29,046              28,056
                                            -------------      --------------      --------------

NET INCOME                                  $      47,759      $       43,876      $       42,185
                                            -------------      --------------      --------------



DATA PER SHARE
  Net income                                $        1.67      $         1.53      $         1.47
                                            =============      ==============      ==============





See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                       STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)





                                            52 Weeks Ended      52 Weeks Ended      52 Weeks Ended
                                             December 31          January 1           January 2
                                                 1995                1995               1994
                                            --------------      --------------      --------------
COMMON STOCK
  Beginning balance                         $      24,085       $      24,037       $      23,986
  Add shares issued under Stock
    Incentive Plan                                     57                  48                  51
                                            --------------      --------------      --------------
  Ending balance                                   24,142              24,085              24,037
                                            --------------      --------------      --------------

CLASS A STOCK                                       4,725               4,725               4,725
                                            --------------      --------------      --------------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                26,507              25,562              24,705
  Add excess of market over par
    value of shares issued under
    Stock Incentive Plan                              943                 945                 857
                                            --------------      --------------      --------------
  Ending balance                                   27,450              26,507              25,562
                                            --------------      --------------      --------------

RETAINED EARNINGS
  Beginning balance                               332,501             308,413             284,901
  Add net income for year                          47,759              43,876              42,185
  Less cash dividends declared                    (20,926)            (19,788)            (18,673)
                                            --------------      --------------      --------------
  Ending balance                                  359,334             332,501             308,413
                                            --------------      --------------      --------------

TREASURY SHARES
  Beginning balance                                (3,852)             (1,754)                  -
  Cost of common shares purchased                    (582)             (2,098)             (1,754)
                                            --------------      --------------      --------------
  Ending balance                                   (4,434)             (3,852)             (1,754)
                                            --------------      --------------      --------------

    Total shareholders' equity              $     411,217       $     383,966       $     360,983
                                            ==============      ==============      ==============





See accompanying notes.

                         THE STANDARD REGISTER COMPANY

                            STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                 52 Weeks Ended         52 Weeks Ended      52 Weeks Ended
                                                  December 31             January 1            January 2
                                                      1995                   1995                1994
                                                  -------------         --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $     47,759          $      43,876       $      42,185
                                                  -------------         --------------      --------------
  Add (deduct) items not affecting cash:
    Depreciation and amortization                       29,326                 25,755              24,553
    (Gain) loss on sale of facilities                   (1,309)                   255                 (96)
    Loss on investments                                    830                      -                   -
    Provision for deferred income taxes                   (284)                 1,917               1,136
  Increase (decrease) in cash arising from
    changes in:
      Accounts receivable                              (29,757)               (16,885)            (12,623)
      Inventories                                        2,856                 (2,425)            (10,671)
      Other assets                                         202                 (1,738)                554
      Accounts payable                                     (46)                (1,511)              2,378
      Accrued expenses                                   8,205                   (639)             (2,162)
      Income taxes payable                                 256                 (2,483)              1,895
      Customer deposits                                 (1,473)                 9,807                   -
      Deferred income                                    1,095                    720                 984
                                                  -------------         --------------      --------------
        Net adjustments                                  9,901                 12,773               5,948
                                                  -------------         --------------      --------------
        Net cash provided by operating activities       57,660                 56,649              48,133
                                                  -------------         --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of plant and equipment              3,330                     28               2,134
  Additions to short-term investments                   (1,330)                     -                   -
  Additions to plant and equipment                     (48,332)               (52,128)            (31,076)
  Additions to patents and other investments            (6,230)                (1,215)                  -
                                                  -------------         --------------      --------------
        Net cash used in investing activities          (52,562)               (53,315)            (28,942)
                                                  -------------         --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                  (6,471)                (6,475)             (7,161)
  Proceeds from issuance of common stock                 1,000                    993                 908
  Purchase of common stock                                (582)                (2,098)             (1,754)
  Dividends paid                                       (20,634)               (19,513)            (18,393)
                                                  -------------         --------------      --------------
        Net cash used in financing activities          (26,687)               (27,093)            (26,400)
                                                  -------------         --------------      --------------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (21,589)               (23,759)             (7,209)

  Cash and cash equivalents at beginning of year        55,235                 78,994              86,203
                                                  -------------         --------------      --------------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                  $     33,646          $      55,235       $      78,994
                                                  =============         ==============      ==============


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:
    Interest                                      $        999          $       1,085       $       1,173
    Income taxes                                        32,496                 29,612              25,025
  Non-cash investing activity:
    Transfer of equipment to joint venture                   -                  1,757                   -

See accompanying notes.
                                      -19-

                        THE STANDARD REGISTER COMPANY

                        NOTES TO FINANCIAL STATEMENTS





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Standard Register Company is a leading domestic supplier of business forms, pressure sensitive labels, business equipment, direct mail marketing materials and application software. The Company markets its products and services through a direct sales organization located in offices throughout the United States.

    The Company operates in a single industry segment - providing products and services that facilitate the recording, storage and communication of business transactions and information. The accounting policies that affect the more significant elements of the financial statements are summarized below.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

    FISCAL YEAR - The Company's fiscal year ends on the Sunday nearest to December 31. Each of the fiscal years ending December 31, 1995, January 1, 1995 and January 2, 1994 had 52 weeks.

    CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments with an original maturity of three months or less. These are primarily composed of repurchase agreements, municipal notes and bond funds, which are convertible to a known amount of cash and carry an insignificant risk of change in value. Cash equivalents are valued at cost plus accrued interest which also approximates market value.

    INVESTMENTS HELD TO MATURITY - The Company invests a portion of its available funds into government and corporate debt securities with maturities in excess of three months. It is the Company's intent to hold these investments to maturity.

    INVENTORIES - Inventories are valued at the lower of cost or market. Substantially all inventory costs are determined by the last-in, first-out method (LIFO). Printed finished products include forms stored for future shipment and invoicing to customers.

    PLANT AND EQUIPMENT - Land, buildings and equipment, including significant improvements, are valued at cost. Maintenance and repairs are expensed as incurred.

    DEPRECIATION - For financial statement purposes, depreciation is computed by the straight-line method at rates adequate to recover the costs of the applicable assets over their expected useful lives. For income tax purposes, depreciation is computed by accelerated methods.

    INVESTMENT IN JOINT VENTURE - The Company uses the equity method of accounting for its investment in a joint venture.

    INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial and tax bases, using enacted rates.

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


NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out method had been used, these inventories would have been $41,269,000 higher at December 31, 1995 and $24,766,000 higher at January 1, 1995.

         Inventories at the respective year-ends are as follows:

                                                (Dollars in thousands)
                                          December 31              January 1
                                             1995                      1995
                                         -----------              ----------
     Finished products                     $  57,150               $  48,823
     Jobs in process                          24,953                  30,267
     Materials and supplies                   15,714                  21,583
                                             -------                --------

           Total                           $  97,817               $ 100,673
                                             =======                 =======


NOTE 3 - PLANT AND EQUIPMENT

         Plant and equipment are carried at cost less accumulated depreciation. Depreciation for financial reporting purposes was $29,143,000 in 1995, $25,535,000 in 1994, and $23,908,000 in 1993. Depreciation rates are based on estimates of useful lives:

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


NOTE 4 - OTHER INVESTMENTS

         The Company has a 41% joint venture interest in Polyforms J.V., a manufacturer of business forms located in St. Petersburg, Russia. The carrying value of this investment at December 31, 1995 and January 1, 1995 was $4,546,000 and $2,972,000, respectively.

         During 1995, the Company purchased $3,500,000 of preferred stock in the F3 Software Corporation, based in Boston, Massachusetts. The Corporation develops and markets forms design and electronic forms application software. The carrying value of this investment was $3,150,000 at December 31, 1995.

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

         Assumptions used in the respective accounting years to determine pension costs, are as follows:

                                                                            1995             1994             1993
                                                                            ----             ----             ----
       Discount rate                                                         8.5%             8.5%             8.5%
       Rate of increase in compensation levels                               4.0%             4.5%             4.5%
       Expected long-term rate of return on assets                           9.5%            10.5%            10.5%

       Pension costs consist of the following components:
                                                                                   (Dollars in thousands)
                                                                            1995             1994             1993
                                                                            ----             ----             ----

       Service cost of benefits earned                                  $  4,776         $  5,055         $  4,948
       Interest cost on projected benefit
         obligation                                                       10,573           10,031            9,780
       Actual gain on plan assets                                      (  24,657)        (  3,927)        (  4,101)
       Asset gain (loss) deferred                                         14,691         (  6,265)        (  6,514)
       Amortization of transition asset                                (     722)        (    722)        (    722)
       Amortization of prior service costs                                 1,898            1,832            1,522
       Amortization of loss                                                    -                -               13
                                                                     -----------        ---------        ---------
           Net pension cost                                            $   6,559         $  6,004         $  4,926
                                                                     ===========        =========        =========

          The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at the respective year ends.

                                                       December 31, 1995                    January 1, 1995
                                               -------------------------------     --------------------------------
                                                    Assets       Accumulated            Assets         Accumulated
                                                   Exceed          Benefits            Exceed            Benefits
                                                 Accumulated        Exceed           Accumulated          Exceed
(Dollars in thousands)                             Benefits         Assets             Benefits           Assets
                                               --------------     ------------     -------------      -----------
Actuarial present value of:
  Accumulated benefit obligation
    Vested                                         $107,945        $   1,921          $ 10,325         $  90,442
    Non-vested                                        8,975              357               574             5,992
                                                   --------         --------           -------         ---------
      Total                                        $116,920        $   2,278          $ 10,899         $  96,434
                                                    =======          =======           =======          ========

  Projected benefit obligation                     $145,262        $   4,922          $ 10,899         $ 119,389
                                                    =======          =======           =======           =======

Plan assets at fair value                          $128,871        $      -             11,206            94,212
                                                    =======         ========           =======          ========

Plan assets (less than) in excess of
  projected benefit obligation                    (  16,391)      (    4,922)              307        (   25,177)

Unrecognized net loss                                 6,190            1,116             1,963             7,063

Unrecognized prior service cost                      10,437            1,901             1,150            12,430

Minimum liability adjustment                              -       (      372)              -          (      309)

Unrecognized transition asset                     (     845)               -         (     479)       (    1,087)
                                                   --------         ---------         --------           -------

Pension (liability) prepaid                       ($    609)      ($   2,277)         $  2,941        ($   7,080)
                                                   ========         ========           =======           =======

Net liability recognized in consolidated balance                  ($   2,886)                         ($   4,139)
sheet                                                               ========                             =======

    Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

NOTE 6 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    In addition to providing pension benefits, the Company provides health care benefits for eligible employees who retired prior to July 1, 1992.


    The components of postretirement benefit costs are as follows:

                                                                          (Dollars in thousands)
                                                                    1995            1994             1993
                                                                    ----            ----             ----
     Service cost                                                        -               -                -
     Interest cost                                                 $ 2,495         $ 2,333          $ 2,041
     Amortization of net loss from earlier periods                     143              84                -
                                                                   -------         -------          -------

     Postretirement benefit cost                                   $ 2,638         $ 2,417          $ 2,041
                                                                    ======          ======           ======

    Payments for postretirement health benefits amounted to $1,662,000, $1,773,000, and $2,069,000 in 1995, 1994, and 1993, respectively.

    The funded status of the plan at December 31, 1995 and January 1, 1995 is as follows:

                                                                                   (Dollars in thousands)
                                                                               December 31        January 1
                                                                                 1995               1995
                                                                              ------------        ----------
     Accumulated postretirement benefit
       obligation for retirees                                                    $ 33,139         $ 30,296
     Plan assets                                                                         -                -
                                                                                  --------         --------
     Accumulated postretirement benefit
       obligation in excess of plan assets                                          33,139           30,296
     Unrecognized net loss                                                        (  7,038)        (  5,171)
                                                                                  --------         --------

     Retiree health care obligation shown
       in balance sheet                                                           $ 26,101         $ 25,125
                                                                                   =======          =======

    The accumulated benefit obligation was determined using the unit credit method and an assumed discount rate of 8.5%. The assumed current health care cost trend rate is 11.0% in 1995 and gradually decreases to 6.5% in the year 2014.

A 1% increase in the health care cost trend rates used would result in a $332,000 increase in the service and interest components of expense for 1995 ($332,000 for 1994) and a $4,016,000 increase in the postretirement benefit obligation at December 31, 1995 ($3,905,000 at January 1, 1995).

NOTE 7 - LONG-TERM DEBT

          Long-term debt consists of the following:

                                                                                     (Dollars in thousands)
                                                                               December 31              January 1
                                                                                   1995                   1995
                                                                             ---------------         --------------
Unsecured term notes dated December 9, 1986,
  bearing interest at 6.1875% and 6.375% at
  respective year ends, due in two remaining
  equal semi-annual installments payable to:
    The First National Bank of Boston                                        $  3,647                $  7,294
    Wachovia Bank and Trust Co.                                                 1,412                   2,824
    Society Bank, N.A.                                                          1,412                   2,824
                                                                             --------                --------
      Total                                                                     6,471                  12,942

Industrial development revenue bonds issued
  by Rutherford County, Tenn., bearing interest
  at 6-1/8%, due 1999 through 2003                                              4,600                   4,600
                                                                             --------                --------

      Total                                                                    11,071                  17,542
    Less current maturities                                                     6,471                   6,471
                                                                             --------                --------

      Long-term debt                                                        $   4,600                $ 11,071
                                                                             ========                 =======

          The aggregate principal payments for the five fiscal years subsequent to December 31, 1995, are as follows: 1996 - $6,471; 1997 - none; 1998 - none;
1999 - $525; 2000 - $555.


NOTE 8 - INCOME TAXES

          The provision (credit) for income taxes consists of the following:

                                                                         (Dollars in thousands)
                                                              Federal           State               Total
                                                              -------           -----               -----
         1995
          Current                                             $ 26,386         $   6,366            $ 32,752
          Deferred                                           (     227)       (       57)          (     284)
                                                               -------          --------             -------
              Total                                           $ 26,159         $   6,309            $ 32,468
                                                               =======          ========             =======

        1994
          Current                                             $ 21,765          $  5,364            $ 27,129
          Deferred                                               1,550               367               1,917
                                                               -------          --------             -------
              Total                                           $ 23,315          $  5,731            $ 29,046
                                                               =======           =======             =======

        1993
          Current                                             $ 21,140          $  5,780            $ 26,920
          Deferred                                                 918               218               1,136
                                                               -------           -------              ------
              Total                                           $ 22,058          $  5,998             $28,056
                                                               =======           =======              ======

          The significant components of the deferred tax expense (benefit) are as follows:

                                                                                        (Dollars in thousands)
                                                                              1995               1994               1993
                                                                              ----               ----               ----
          Depreciation                                                    $   1,128          $    877           $  1,202
          Pension                                                               391               885                  5
          Inventories                                                           976               729          (     301)
          Compensation and benefits                                       (   1,331)        (     461)         (      26)
          Accounts receivable                                             (     690)              138                154
          Plant reconfiguration                                                  -                 71                314
          Retiree health care                                             (     393)        (     228)         (     212)
          Patent litigation                                               (     403)               -                  -
          Other                                                                  38         (      94)                -
                                                                          ---------         ---------         ----------
              Total                                                       ($    284)         $  1,917           $  1,136
                                                                          --------           ========            =======

          The components of the net deferred tax asset and liability as of December 31, 1995 and January 1, 1995 are as follows:

                                                                                       (Dollars in thousands)
                                                                                 December 31              January 1
                                                                                     1995                   1995
                                                                              ----------------          ------------
Deferred tax asset:
          Accounts receivable                                                    $  1,576                $    886
          Inventories                                                               2,901                   3,877
          Compensation and benefits                                                 4,663                   3,332
          Pension                                                                   1,012                   1,403
          Patent litigation                                                           403                       -
          Other                                                                        56                      94
                                                                                  -------                --------
                Total                                                            $ 10,611                $  9,592
                                                                                  =======                ========
Deferred tax liability:
          Depreciation                                                           $ 27,062                $ 25,934
          Retiree health care benefits                                           ( 10,510)               ( 10,117)
                                                                                  -------                -------
                Total                                                            $ 16,552                $ 15,817
                                                                                  =======                 =======

          The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                           1995                1994              1993
                                                                           ----                ----              ----
         Statutory federal income tax rate                                 35.0%               35.0%             35.0%
         State and local income taxes                                       5.3                 5.3               5.4
         Other                                                               .2               (  .5)            (  .5)
                                                                          -----               -----              -----

               Effective tax rate                                          40.5%               39.8%             39.9%
                                                                          =====               =====             =====


NOTE 9 - CAPITALIZATION

          The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of the Class A. Each of the 23,914,312 shares of Common outstanding has one vote, while each of the 4,725,000 shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

          During 1995, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of Common stock authorized from 30,500,000 to 50,500,000.

NOTE 10 - STOCK OPTION PLAN

        During 1995, the Company adopted a stock option plan authorizing the issuance of options for 2,000,000 shares of common stock to selected employees. Under the terms of the plan, options may be either incentive or non-qualified. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of a share on the grant date. The Committee made an initial grant of 550,000 options on December 29, 1995, subject to shareholder approval of the plan.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Purchase commitments for capital improvements aggregated $8,889,000 at December 31, 1995. Also, the Company has purchase commitments for equipment for resale of $757,000 at December 31, 1995. In addition, the Company has entered into several agreements with suppliers to purchase specified minimum quantities of raw materials through 1996.

          The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $21,692,000 in 1995, $18,233,000 in 1994, and $17,747,000 in 1993.

          Rental commitments under existing leases at December 31, 1995, are:

                                                                                   Computer and
 (Dollars in                  Real            Sales           Transportation          Other
  thousands)                 Estate          Offices            Equipment           Equipment        Total
                             ------          -------          --------------        ---------        -----
     1996                     $5,616           $7,811            $1,164               $1,756        $16,347
     1997                      4,208            5,489               846                1,376         11,919
     1998                      3,217            3,532               578                  979          8,306
     1999                      2,135            1,923               356                  444          4,858
     2000                      1,271              778               171                  179          2,399
     Later years                 106              140                31                    -            277

          In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                               December 31, 1995              January 1, 1995
                                                           -----------------------       -----------------------
      (Dollars in thousands)                               Fair Value         Cost       Fair Value         Cost
                                                           ----------         ----       ----------         ----
Assets
    Cash and equivalents                                    $ 33,646      $ 33,646       $ 55,235      $ 55,235
    Investments held to maturity                               1,330         1,330            -             -

Liabilities
    Long-term debt including current maturities               11,156        11,071         17,411        17,542

       Investments held to maturity are carried at cost which approximates market. The fair value of all financial instruments is based upon similarly marketed securities.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          (Dollars in thousands except per share amounts)
                                                                         Quarters Ended
                                            -----------------------------------------------------------------------
                                             April 2           July 2           October 1           December 31
                                              1995              1995              1995                 1995
                                            --------          -------          ----------        ------------------

Revenue                                      $204,499         $222,523            $227,922              $248,296

Gross margin*                                  74,509           77,090              78,455                89,098

Net income                                     10,781           12,041              11,718                13,219

    Net income per share                          .38              .42                 .41                   .46


                                                                         Quarters Ended
                                           ------------------------------------------------------------------------
                                             April 3             July 3             October 2            January 1
                                              1994                1994                1994                  1995
                                            --------            -------            ----------            ----------

Revenue                                      $183,875         $184,306            $190,008              $209,226

Gross margin*                                  67,617           69,500              69,629                74,931

Net income                                     10,016           10,560              10,307                12,993

    Net income per share                          .35              .37                 .36                   .45


                                                                         Quarters Ended
                                           ------------------------------------------------------------------------
                                             April 4              July 4             October 3            January 2
                                               1993                1993               1993                  1994
                                             --------            -------           ----------            ----------

Revenue                                      $169,295         $174,728            $179,104              $198,993

Gross margin*                                  64,222           64,724              65,712                75,299

Net income                                      9,366            9,546               9,749                13,524

    Net income per share                          .33              .33                 .34                   .47


* Revenue less cost of products sold.


NOTE 14 - CONCENTRATION OF CREDIT RISK

        The Company's concentration of credit risk with respect to trade receivables is, in management's opinion, limited due to industry and geographic dispersion. As disclosed on the balance sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

                                                                     SCHEDULE II

                         THE STANDARD REGISTER COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (Dollars in thousands)





Column A                                     Column B                      Column C            Column D         Column E
--------                                     --------                      --------            --------         --------
                                                                           Additions
                                                                           ---------
                                                                  (1)           (2)
                                                                Charged
                                             Balance at        (Credited)                                        Balance
                                             beginning           to costs       Other                            at end
Description                                  of period       and expenses      Additions      Deductions         of period
-----------                                  ----------      ------------      ---------      ----------         ---------
Year Ended December 31, 1995
----------------------------
  Allowance for doubtful
    accounts                           $    2,200        $    3,656                      $    1,943(a)       $    3,913
  Inventory obsolescence                    3,392             2,879                           4,280(b)            1,991



Year Ended January 1, 1995
--------------------------
  Allowance for doubtful
    accounts                           $    2,534        $    1,922                      $    2,256(a)       $    2,200
  Inventory obsolescence                    2,950               700                             258(b)            3,392



Year Ended January 2, 1994
--------------------------
  Allowance for doubtful
    accounts                           $    2,983        $    2,085                      $    2,534(a)       $    2,534
  Inventory obsolescence                    3,024             1,377                           1,451(b)            2,950




(a)  Net uncollectible accounts written off
(b)  Obsolete inventory scrapped or written
     down to realizable value


                              INDEX TO EXHIBITS





 3.         Amended Articles of Incorporation of the Company and Code of
            Regulations, Filed as Exhibit 4 to the Company's Registration
            Statement No. 33-8687.

 3.1        Certificate of Amendment by the Shareholders to the Amended
            Articles of Incorporation of The Standard Register Company filed herewith.

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

10.3 The Standard Register Company Non-Qualified Retirement Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

10.4        The Standard Register Company Officers' Supplemental Non-Qualified
            Retirement Plan filed as exhibit to Form 10-K for year ended
            January 2, 1994.

10.5        The Standard Register Company Amended and Restated Stock Incentive
            Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

10.6        Incentive Stock Option Plan of 1995 filed as Appendix A to the
            Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1996.

11.         Computation of Earnings Per Share.

23.         Consent of Independent Auditors

24.         Power of Attorney of R. W. Begley, Jr., R. R. Burchenal,
            F. D. Clark III, J. K. Darragh, P. S. Redding, D. L. Rediker,
            J. J. Schiff, Jr., C. F. Sherman, J. Q. Sherman II.

27.         Financial Data Schedule (EDGAR version).