Form 10-Q
period 1996-03-31
STANDARD REGISTER CO
filed 1996-05-15
CIK 93456

>

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended March 31, 1996

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



     CLASS                   OUTSTANDING AS OF March 31, 1996

Common Stock - $1.00 Par Value            23,969,867

Class A Stock - $1.00 Par Value            4,725,000



                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   March 31, 1996, December 31, 1995                         3


  Statement of Income
   13 Weeks Ended March 31, 1996 and April 2, 1995           4



  Statement of Cash Flows
   13 Weeks Ended March 31, 1996 and April 2, 1995           5


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1995.

The financial statements included herein reflect all adjustments
(consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                      6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

THE STANDARD REGISTER COMPANY
                          BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                            March 31,  December 31,
                                               1996       1995
          ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 63,559    $ 33,646
  Investment held to maturity                   1,315       1,330
  Accounts Receivable, less Allowance
   for Losses                                 164,445     181,709
  Inventories                                  97,069      97,817
  Deferred Income Tax                          10,610      10,611
  Prepaid Expense                               5,218       3,878
   Total Current Assets                       342,216     328,991

PLANT AND EQUIPMENT
  Buildings and Improvements                   57,500      57,340
  Machinery and Equipment                     215,060     212,221
  Office Equipment                             48,210      43,945
   Total                                      320,770     313,506
  Less Accumulated Depreciation               136,042     127,871
   Depreciated Cost                           184,728     185,635
  Construction in Process                      32,155      27,027
  Land                                          3,312       3,312
   Total Plant and Equipment                  220,195     215,974

OTHER ASSETS
  Goodwill, Patents, and Other                  2,790       2,842
  Investment in F3                              2,760       3,150
  Investment in Polyforms Joint Venture         4,610       4,546
   Total Other Assets                          10,160      10,538

TOTAL ASSETS                                  572,571     555,503

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt          6,471       6,471
  Accounts Payable                             19,309      19,025
  Dividends Payable                                 -       5,441
  Accrued Compensation                         23,687      31,973
  Accrued Retirement Expense                    4,871       2,886
  Accrued Other Expense                         4,116       6,774
  Accrued Taxes, except Income                  6,211       5,140
  Income Taxes Payable                          9,163       2,534
  Customer Deposits                            14,838       8,334
  Deferred Service Contract Income             10,765       8,455
   Total Current Liabilities                   99,431      97,033

LONG-TERM LIABILITIES
  Long-Term Debt                                4,600       4,600
  Retiree Healthcare                           26,101      26,101
  Deferred Income Taxes                        16,552      16,552
   Total Long-Term Liabilities                 47,253      47,253

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,197,313 Shares Issued in 1996            24,197
   24,141,758 Shares Issued in 1995                        24,142
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Stated Value           28,513      27,450
   Retained Earnings                          372,886     359,334
   Treasury Stock, 201,741 Shares at Cost      (4,434)     (4,434)
    Total Shareholders' Equity                425,887     411,217
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $572,571    $555,503
                                 - 3 -

                     THE STANDARD REGISTER COMPANY
                          STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                                       First Quarter
                                                       13 Weeks Ended
                                                    March 31,  April 2,
                                                      1996      1995
TOTAL REVENUE                                        $229,673  $204,499

COSTS AND EXPENSES
  Cost of Products Sold                               144,383   129,990
  Engineering & Research                                2,019     2,012
  Selling and Administrative                           52,168    46,805
  Depreciation and Amortization                         8,255     7,375
  Interest                                                165       277

    Total Costs and Expenses                          206,990   186,459


  INCOME BEFORE INCOME TAXES                           22,683    18,040

  Income Taxes                                          9,120     7,259


NET INCOME                                           $ 13,563  $ 10,781

Average Number of Shares
   Outstanding (000)                                   28,687    28,657


DATA PER SHARE

  Net Income Primary and
  Fully Diluted                                      $   0.47  $   0.38

  Dividends Paid                                         0.19      0.18










                     THE STANDARD REGISTER COMPANY
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)
                                                First Quarter
                                                13 Wks Ended
                                             March 31,   April 2,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 13,563    $ 10,781

Add Items not Affecting Cash:
     Depreciation and Amortization              8,255       7,375
     Loss on Sale of Facilities                     1           5
     Net change to Investments                    390           -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                       17,264       8,534
     Inventories                                  749     (12,892)
     Other Assets                              (1,329)     (2,061)
     Accounts Payable                             284      (2,241)
     Accrued Expenses                          (7,887)     (7,747)
     Income Taxes Payable                       6,629       4,177
     Customer Deposits                          6,504      (2,995)
     Deferred Service Income                    2,310       3,752
Net Adjustments                                33,170      (4,093)

Net Cash Provided by Operating Activities      46,733       6,688

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                   18          57
Proceeds from Sale of Short-term investments       15           -
Additions to Plant and Equipment              (12,455)    (15,974)
Investment in Polyforms Joint Venture             (64)       (710)

Net Cash (Used in) Investing Activities       (12,486)    (16,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock          1,118       1,000
Dividends Paid                                 (5,452)     (5,160)
Net Cash (Used in) by Financing Activities     (4,334)     (4,160)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             29,913     (14,099)


Cash and Cash Equivalents, Beginning           33,646      55,235

CASH AND CASH EQUIVALENTS, ENDING            $ 63,559    $ 41,136

                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS


Net income from the first quarter 1996 was $13.6 million, a 26% increase compared to the $10.8 million result for the comparable quarter of 1995; earnings per share were $.47 vs. $.38 a year earlier. The growth in net income was attributed to increased revenue, up 12% overall, and lower paper costs.

The Document Management Division's revenue increased 15% to $181 million. Unit growth was 5%. Revenues from targeted growth segments, including Pressure Sensitive, Imaging, Stanfast, Distribution , and Electronic products and services were up 30%. By comparison, revenues from traditional business forms products rose 3%.

Communicolor's revenue was $25 million, unchanged as a result of softened demand in the promotional mail market. Management expects the promotional mail market to improve during the second half of the year. The Document Systems Division's revenue rose 5% to $23 million resulting from a 9% increase in both equipment and supplies revenue and a 2% increase in maintenance revenue.

Gross margin was 37.1% of revenue in the first quarter of 1996, compared to 36.4% in the comparable period of the prior year. The improvement was primarily attributable to a decrease in paper price levels and the absence of a LIFO inventory adjustment in the current quarter. The Company recorded a pretax LIFO inventory charge of $2.5 million or $.05 per share in the first quarter of 1995. At this writing, paper companies have announced increases in paper prices which will become effective over the next several months. Paper prices are expected to remain below year-end 1995 levels, however. Under this scenario, the Company would expect its year-end LIFO inventory adjustment to be favorable.

Selling, administrative, and R&D expenses increased 11% overall reflecting higher sales commissions and increased sales support expenses associated with the 12% increase in revenue. Depreciation expense rose 12%, reflecting higher capital spending and the effect of the March, 1995 acquisition of FCA, a division of Capital Graphics, Inc. Interest expense decreased 40% as a result of a $6.5 million decrease in outstanding debt.

The Company's financial condition remains exceptionally strong. Cash and investments exceeded total debt at the end of the quarter by $54 million; this net cash position compares favorably to $24 million at year-end 1995.

This $30 million increase resulted from record first quarter net income, a 9% reduction in accounts receivable outstanding, and a $6.5 million increase in customer deposits.

At quarter-end, cash and cash equivalents stood at $63.6 million. Current assets were 3.4 times the level of current liabilities. The company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

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

April 30, 1996




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                      By C. J. Brown, Sr. Vice President, Administration,
                                      Treasurer & Chief Financial Officer

                               EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule