Form 10-Q
period 1996-06-30
STANDARD REGISTER CO
filed 1996-08-14
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended June 30, 1996

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



     CLASS                   OUTSTANDING AS OF June 30, 1996

Common Stock - $1.00 Par Value            23,967,924

Class A Stock - $1.00 Par Value            4,725,000


                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY

                              INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   June 30, 1996, December 31, 1995                          3


  Statement of Income
   13 Weeks Ended June 30, 1996 and July 2, 1995             4
   26 Weeks Ended June 30, 1996 and July 2, 1995


  Statement of Cash Flows
   26 Weeks Ended June 30, 1996 and July 2, 1995             5


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                      6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

                  THE STANDARD REGISTER COMPANY
                          BALANCE SHEET
                     (Dollars in Thousands)
                           (Unaudited)
                                             June 30,   December 31,
          ASSETS                               1996        1995
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 66,722    $ 33,646
  Investment held to maturity                   1,315       1,330
  Accounts Receivable, less Allowance
   for Losses                                 157,776     181,709
  Inventories
    Finished Products                          53,602      57,150
    Jobs in Process                            24,536      24,953
    Materials and Supplies                      8,954      15,714
  Deferred Income Tax                          10,611      10,611
  Prepaid Expense                               4,946       3,878
   Total Current Assets                      $328,462    $328,991

PLANT AND EQUIPMENT
  Buildings and Improvements                 $ 59,221    $ 57,340
  Machinery and Equipment                     231,279     212,221
  Office Equipment                             41,884      43,945
   Total                                      332,384     313,506
  Less Accumulated Depreciation               144,186     127,871
   Depreciated Cost                           188,198     185,635
  Construction in Process                      36,013      27,027
  Land                                          3,312       3,312
   Total Plant and Equipment                 $227,523    $215,974

OTHER ASSETS
  Goodwill, Patents, and Other                  3,239       2,842
  Investment in F3                              2,370       3,150
  Investment in Polyforms Joint Venture         4,703       4,546
   Total Other Assets                        $ 10,312    $ 10,538
TOTAL ASSETS                                 $566,297    $555,503

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current Maturities of Long-Term Debt       $  3,235    $  6,471
  Accounts Payable                             15,794      19,025
  Dividends Payable                                 -       5,441
  Accrued Compensation                         28,059      31,973
  Accrued Retirement Expense                    7,083       2,886
  Accrued Other Expense                         5,076       6,774
  Accrued Taxes, except Income                  5,726       5,140
  Income Taxes Payable                          2,430       2,534
  Customer Deposits                             5,483       8,334
  Deferred Service Contract Income              9,313       8,455
   Total Current Liabilities                 $ 82,199    $ 97,033

LONG-TERM LIABILITIES
  Long-Term Debt                             $  4,600    $  4,600
  Retiree Healthcare                           26,475      26,101
  Deferred Income Taxes                        16,552      16,552
   Total Long-Term Liabilities               $ 47,627    $ 47,253

SHAREHOLDERS' EQUITY
  Common Stock, $1.00 Par Value
  24,197,313 Shares Issued in 1996           $ 24,197
  24,141,758 Shares Issued in 1995                       $ 24,142
  Class A Stock, $1.00 Par Value
   4,725,000 Shares Outstanding                 4,725       4,725
  Capital in Excess of Stated Value            28,513      27,450
  Retained Earnings                           383,520     359,334
  Treasury Stock, 229,389 Shares at Cost       (4,484)
                  227,446 Shares at Cost                   (4,434)
    Total Shareholders' Equity               $436,471    $411,217
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $566,297    $555,503
                                 - 3 -

                     THE STANDARD REGISTER COMPANY
                          STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                  Second Quarter        Six Months
                                  13 Weeks Ended      26 Weeks Ended
                                 June 30,  July 2,    June 30,  July 2,
                                  1996       1995       1996      1995

TOTAL REVENUE                  $ 239,352 $ 222,523  $ 469,025 $ 427,022


COSTS AND EXPENSES
  Cost of Products Sold        $ 147,708 $ 145,433  $ 292,091 $ 275,423
  Engineering & Research           1,995     1,912      4,014     3,924
  Selling and Administrative      53,563    47,158    105,731    93,963
  Depreciation and Amortization    8,433     7,543     16,688    14,918
  Interest                           142       263        307       540

  Total Costs and Expenses     $ 211,841 $ 202,309  $ 418,831 $ 388,768


INCOME BEFORE INCOME TAXES     $  27,511 $  20,214  $  50,194 $  38,254

  Income Taxes                    11,425     8,173     20,545    15,432


NET INCOME                     $  16,086 $  12,041  $  29,649 $  22,822


Average Number of Shares
   Outstanding (000)              28,686    28,657     28,686    28,657

DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.56 $    0.42  $    1.03 $    0.80

  Dividends Paid               $    0.19 $    0.18  $    0.38 $    0.36






                               - 4 -

                     THE STANDARD REGISTER COMPANY
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)
                                                 Six Months
                                                26 Weeks Ended
                                              June 30,    July 2,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 29,649    $ 22,822

Add Items not Affecting Cash:
     Depreciation and Amortization           $ 16,688    $ 14,918
     (Gain) Loss on Sale of Facilities           (171)         52
     Net Change to Investment                     780           0
     Net Change to Post-Retirement Healthcare     374         106

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                       23,934      (1,408)
     Inventories                               10,725     (17,107)
     Other Assets                              (1,046)     (2,167)
     Accounts Payable                          (3,231)     (2,381)
     Accrued Expenses                            (829)     (3,998)
     Income Taxes Payable                        (104)     (2,204)
     Customer Deposits                         (2,851)      5,231
     Deferred Service Income                      858       2,537
Net Adjustments                                45,127      (6,421)

Net Cash Provided by Operating Activities    $ 74,776    $ 16,401

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $    240    $     71
Additions to Plant and Equipment              (28,226)    (25,324)
Proceeds from Sale of Short Term Investments       15           0
Loan to F3 Corporation                           (500)          0
Investment in Polyforms Joint Venture            (157)     (1,246)

Net Cash (Used in) Investing Activities      $(28,628)   $(26,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,235)   $ (3,235)
Proceeds from Issuance of Common Stock          1,118       1,000
Redemption of Common Stock                        (51)          0
Dividends Paid                                (10,904)    (10,319)
Net Cash (Used in) Financing Activities      $(13,072)   $(12,554)

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                    $ 33,076    $(22,652)


Cash and Cash Equivalents, Beginning         $ 33,646    $ 55,235

CASH AND CASH EQUIVALENTS, ENDING            $ 66,722    $ 32,583

                                 - 5 -

                     THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF THE INTERIM FINANCIAL STATEMENTS

Results of Operations

Net income for the second quarter 1996 was $16.1 million, a 34% increase compared to the $12.0 million result for the comparable quarter of 1995; earnings per share were $.56 vs. $.42 a year earlier. For the six months year-to-date period, net income was $29.6 million or $1.03 per share, a 30% increase compared to 1995's $22.8 million and $.80 per share result.

The Document Management Division reported revenue of $189.6 million and $370.2 million for the quarter and year-to-date periods, representing increases of 13% and 14%, respectively. The second quarter increase reflects unit growth of 6%. Revenues from targeted growth products - Pressure Sensitive, Imaging, Stanfast, Distribution Services, and Electronic Products - continued its double digit growth, up 23%, while revenues from traditional business forms products rose 5%.

Communicolor's revenue declined 18% for the second quarter to $25.1 million; the year-to-date result of $50.2 million was down 10%. The promotional mail market has experienced softened demand for the past two quarters related to tightened advertising budgets caused by last year's higher paper costs. Recent incoming order levels and fourth quarter press scheduling indicates that this down trend should begin to reverse itself during the fourth quarter.

The Document Systems Division's revenue rose a modest 2% in the second quarter to $23.3 million with supplies revenue up 19%, equipment 2% higher and maintenance down 5%. The division's year-to date revenue was $46.1 million, up 3%. Management expects maintenance revenue to decline slightly in 1996 from 1995 levels due to the elimination of selected unprofitable contracts.

Gross margin improved for both the second quarter and first half.
Gross margin as a percentage of revenue was 38.3% in the second quarter of 1996, compared to 34.6% in the prior year period. For the first half, gross margin was 37.7%, 2.2 percentage points better than the comparable period of 1995. The improvement is attributed to lower paper price levels and the absence of a LIFO inventory adjustment for both the second quarter and year-to-date periods in 1996. The Company recorded LIFO inventory charges of $5.0 million pre-tax or $.11 per share after tax in the second quarter of 1995 and $7.5 million pre-tax or $.16 per share after tax charge for the first half of 1995. Excluding the prior year LIFO inventory charges, gross margin as a percentage of revenue improved 1.4 percentage points for the second quarter and .4 percentage points for the first half of 1996. Paper prices are expected to remain below year-end 1995 levels for the balance of 1996. Accordingly, the Company expects to record a favorable year-end LIFO inventory adjustment.

Selling and administrative expenses increased 14% and 13% for the quarter and year-to-date periods, respectively, reflecting higher sales commissions, increased sales support expenses associated with new national accounts, and increased information systems expenses to strengthen the Company's technological infrastructure. Depreciation expense rose 12% for both the quarter and year-to-date periods, reflecting higher capital spending and the effect of the March, 1995 acquisition of the FCA division of Capital Graphics, Inc. Interest expense decreased 43% on a year-to-date basis as a result of a $6.5 million decrease in debt level compared to the prior year.

Liquidity and Capital Resources

The Company's financial condition remains exceptionally strong. Cash and cash equivalents of $66.7 million exceeded total debt of $7.8 million, including current maturities, by $58.9 million. Net cash flow for the first half 1996 was $33 million resulting primarily from improved working capital management. Despite higher revenue, accounts receivable were down 13% and inventories dropped 11%. Current assets were 4.0 times the level of current liabilities. The company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

Capital expenditures for the first six months totaled $28.2 million. 1996 capital expenditures are expected to approach $60 million, including the August, 1996 acquisition of the Piedmont Printing Company, Inc., described below.

Subsequent Events

On August 8, 1996, the Company announced it is pursuing the sale of its Advanced Medical Systems Division, headquartered in West Trenton, New Jersey. The division, with annual revenues of approximately $2.5 million, develops and markets materials management software for hospitals. The Company will focus its software development efforts on its electronic forms, intelligent printing and related application products which have wider strategic implications to the Company's core businesses in the Document Management and Document Systems Divisions. The potential sale of the division is not expected to have a material effect on 1996 financial results.

During August, 1996, the Company purchased the assets of the Piedmont Printing Company, Inc., located in Monroe, North Carolina. The Company will make additional investments in the facility to expand fulfillment services offered by the Imaging Services Group to the financial marketplace and will also install a STANFAST Print Center. This center will be the 24th STANFAST location, part of an overall plan to place these short run, high service print centers in all major metropolitan areas.
The Southeast is an area of rapid growth for the Company and this acquisition will help to ensure that we continue our high level of customer service.

                     THE STANDARD REGISTER COMPANY
                           PART II - OTHER INFORMATION

ITEMS 1 THRU 3
     None

ITEM 4    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held April 17, 1996.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten.

               IN FAVOR           OPPOSED              ABSTAINED
               45,641,933         34,235               70,753

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year.

    NOMINEE                      IN FAVOR               WITHHELD

    Roy W. Begley, Jr.           45,560,356             186,565
    F. David Clarke, III         45,569,801             177,120
    Paul H. Granzow              45,566,438             190,483
    Graeme G. Keeping            45,567,685             179,236
    Peter S. Redding             45,570,955             175,966
    Dennis L. Rediker            45,568,679             178,242
    Ann Scavullo                 45,560,179             186,742
    John J. Schiff, Jr.          45,022,479             724,442
    Charles F. Sherman           45,565,362             181,559
    John Q. Sherman, II          45,560,511             186,410

The 1995 Standard Register Company Stock Option Plan was adopted as a result of the following vote.

               IN FAVOR           OPPOSED              ABSTAINED

               41,868,674         1,777,495            1,423,097

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle PLL as the Corporation's Auditors for the year 1996.

               IN FAVOR           OPPOSED              ABSTAINED

               45,674,954         15,246               56,721

No broker non-votes were recorded.

ITEM 5
     None

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


August 13, 1996




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                     By C. J. Brown, Senior Vice President, Administration,
                                     Treasurer & Chief Financial Officer

                               EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule