Form 10-Q
period 1996-09-29
STANDARD REGISTER CO
filed 1996-11-13
CIK 93456

                     UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended September 29, 1996

                              OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Transition Period From     to


                  Commission File Number 01-1097


                  THE STANDARD REGISTER COMPANY

OHIO CORPORATION                                      31-0455440

600 ALBANY STREET, DAYTON, OHIO                            45401

TELEPHONE NUMBER                                    937-443-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secu-rities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No.
   .


     CLASS                   OUTSTANDING AS OF September 29, 1996

Common Stock - $1.00 Par Value            23,970,021

Class A Stock - $1.00 Par Value            4,725,000

                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY

                            INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   September 29, 1996, December 31, 1995                       3


  Statement of Income
   13 Weeks Ended September 29, 1996 and October 1, 1995       4
   39 Weeks Ended September 29, 1996 and October 1, 1995


  Statement of Cash Flows
   39 Weeks Ended September 29, 1996 and October 1, 1995       5


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                      6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10

                    THE STANDARD REGISTER COMPANY
                           BALANCE SHEET
                       (Dollars in Thousands)
                            (Unaudited)
                                       September 29, December 31,
          ASSETS                            1996        1995
CURRENT ASSETS
  Cash and Cash Equivalents               $ 87,849    $ 33,646
  Investments Held to Maturity               1,215       1,330
  Accounts Receivable, less Allowance
    for Losses                             153,990     181,709
  Inventories
    Finished Products                       52,490      57,150
    Jobs in Process                         22,418      24,953
    Materials and Supplies                   7,054      15,714
  Deferred Income Tax                       10,611      10,611
  Prepaid Expense                            4,444       3,878
   Total Current Assets                   $340,071    $328,991

PLANT AND EQUIPMENT
  Buildings and Improvements              $ 61,405    $ 57,340
  Machinery and Equipment                  246,357     212,221
  Office Equipment                          43,859      43,945
   Total                                   351,621     313,506
  Less Accumulated Depreciation            151,741     127,871
   Depreciated Cost                        199,880     185,635
  Construction in Process                   30,780      27,027
  Land                                       3,512       3,312
   Total Plant and Equipment              $234,172    $215,974

OTHER ASSETS
  Goodwill, Patents, and Other               3,926       2,842
  Investment in F3 Corporation               2,161       3,150
  Investment in Polyforms Joint Venture      4,703       4,546
   Total Other Assets                     $ 10,790    $ 10,538
TOTAL ASSETS                              $585,033    $555,503

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-Term Debt    $  3,285    $  6,471
  Accounts Payable                          20,404      19,025
  Dividends Payable                              -       5,441
  Accrued Compensation                      32,109      31,973
  Accrued Retirement Expense                 4,528       2,886
  Accrued Other Expense                      5,557       6,774
  Accrued Taxes, except Income               5,397       5,140
  Income Taxes Payable                       3,315       2,534
  Customer Deposits                          6,069       8,334
  Deferred Service Contract Income           8,593       8,455
   Total Current Liabilities              $ 89,257    $ 97,033

LONG-TERM LIABILITIES
  Long-Term Debt                          $  5,037    $  4,600
  Retiree Healthcare                        27,046      26,101
  Deferred Income Taxes                     16,552      16,552
   Total Long-Term Liabilities            $ 48,635    $ 47,253
SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,197,313 Shares Issued in 1996       $ 24,197
   24,141,758 Shares Issued in 1995                   $ 24,142
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding             4,725       4,725
   Capital in Excess of Stated Value        28,513      27,450
   Retained Earnings                       394,134     359,334
   Treasury Stock, 227,292 Shares at Cost   (4,428)
                   227,446 Shares at Cost               (4,434)
    Total Shareholders' Equity            $447,141    $411,217
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $585,033    $555,503
                            - 3 -

                     THE STANDARD REGISTER COMPANY
                          STATEMENT OF INCOME
                  (In Thousands except Data Per Share)
                             (Unaudited)

                                    Third Quarter        Nine Months
                                   13 Weeks Ended      39 Weeks Ended
                                   Sept 29,   Oct 1,  Sept 29,  Oct 1,
                                   1996       1995     1996      1995

TOTAL REVENUE                  $ 230,853 $ 227,922 $ 699,878 $ 654,944

COSTS AND EXPENSES
  Cost of Products Sold        $ 139,418 $ 149,467 $ 431,509 $ 424,890
  Engineering and Research         2,023     2,016     6,037     5,940
  Selling and Administrative      53,687    48,976   159,418   142,939
  Depreciation and Amortization    8,643     7,578    25,331    22,496
  Interest                           118       225       425       765
  Total Costs and Expenses     $ 203,889 $ 208,262 $ 622,720 $ 597,030

INCOME BEFORE INCOME TAXES     $  26,964 $  19,660 $  77,158 $  57,914
  Income Taxes                    10,899     7,942    31,444    23,374


NET INCOME                     $  16,065 $  11,718 $  45,714 $  34,540


Average Number of Shares
   Outstanding (000)              28,687    28,657    28,687    28,657

DATA PER SHARE

  Net Income Primary and
  Fully Diluted                $    0.56 $    0.41 $    1.59 $    1.21

  Dividends Paid               $    0.19 $    0.18 $    0.57 $    0.54









                                 - 4 -

                      THE STANDARD REGISTER COMPANY
                         STATEMENT OF CASH FLOWS
                          (Dollars in Thousands)
                               (Unaudited)
                                                 Nine Months
                                                39 Wks Ended
                                              Sept 29,   Oct 1,
                                               1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $45,714    $ 34,540

Add Items not Affecting Cash:
     Depreciation and Amortization           $ 25,330    $ 22,495
     (Gain) on Sale of Facilities                 (30)       (897)
     Net Change to Post-Retirement Healthcare     945         366
     Net Change to Investment                     989           -

Increase (Decrease) in Cash Arising from
  Changes in Assets and Liabilities:
     Accounts Receivable                       27,719     (11,669)
     Inventories                               15,855     (13,751)
     Other Assets                                (544)     (1,563)
     Accounts Payable                           1,379      (1,849)
     Accrued Expenses                             817           7
     Income Taxes Payable                         781        (806)
     Customer Deposits                         (2,264)      1,153
     Deferred Service Income                      138       1,830
Net Adjustments                                71,115      (4,684)

Net Cash Provided by Operating Activities    $116,829    $ 29,856

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities             $    951    $  1,998
Additions to Plant and Equipment              (44,317)    (34,973)
Proceeds from Sale of Short-Term Investments      115           -
Loan to F3 Corporation                           (751)          -
Investment in F3 Corporation                        -      (3,500)
Investment in Polyforms Joint Venture            (157)     (1,690)

Net Cash (Used in) Investing Activities      $(44,159)   $(38,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Long-Term Debt         $ (3,235)   $ (3,235)
Proceeds from Issuance of Common Stock          1,118       1,000
Redemption of Common Stock                          5           -
Dividends Paid                                (16,355)    (15,479)
Net Cash (Used in) Financing Activities      $(18,467)   $(17,714)

NET INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS            $ 54,203    $(26,023)


Cash and Cash Equivalents, Beginning           $ 33,646    $ 55,235

CASH AND CASH EQUIVALENTS, ENDING              $ 87,849    $ 29,212


                               - 5 -

                 THE STANDARD REGISTER COMPANY
                  MANAGEMENT DISCUSSION AND ANALYSIS
                 OF THE INTERIM FINANCIAL STATEMENTS

Results of Operations

Net income for the third quarter 1996 was $16.1 million, or $.56 per share compared with $11.7 million, or $.41 per share for the comparable quarter of 1995. Excluding LIFO accounting adjustments made in 1995, third quarter net income increased 10.6%. For the first nine months of 1996, net income was $45.7 million, or $1.59 per share compared to 1995's $34.5 million, or $1.21 per share result. Excluding the effect of prior year LIFO adjustments, year-to-date earnings grew 9.2%.

The Document Management Division reported revenue of $182.1 million and $552.3 million for the quarter and year-to-date periods, representing increases of 5.4% and 11.0%, respectively. Rising paper prices throughout most of 1995 led to higher forms prices as the Company successfully passed through the higher costs to customers. Paper prices stabilized during the second half of 1995 and have weakened in 1996. In each successive quarter of 1996, the spread between current and prior year average selling prices has narrowed, reducing the division=s nominal revenue growth. Unit growth on a year-to-date basis was 4%. Year-to-date revenues from targeted growth products - Pressure Sensitive, Imaging, Stanfast, Distribution Services, and Electronic Products - continued their double digit growth, up 25.8%. These products now account for 50% of the division=s revenue, up from 44% in the prior year. Revenues from traditional business forms products rose 1.4%.

The Communicolor Division=s revenue declined 12.8% for the third quarter to $24.4 million; the year-to-date result of $74.5 million was down 10.9%. The Company=s direct mail division has experienced softened demand in each of the past three quarters. This trend is expected to continue through the fourth quarter.

The Document Systems Division's revenue declined 8.2% in the third quarter to $23.3 million as a result of declines in equipment and maintenance revenues of 16.1% and 5.8%, respectively. Excluding the effect of an exceptionally large order for laser printers in the third quarter of 1995, equipment revenue increased 3.4%. Maintenance revenue declined due to the elimination of selected unprofitable contracts. Supplies revenue increased 4.4% and 10.2% on a quarter and year-to-date basis. The division=s year-to-date revenue has declined .8% to $69.3 million.

Gross margin continued to improve for both the third quarter and year-to-date periods. Gross margin as a percentage of revenue was 39.6% in the third quarter of 1996, compared to 34.4% in the prior year period. For the year-to-date period, gross margin was 38.3%, 3.2 percentage points better than the comparable period of 1995. The improvement is attributed to lower paper price levels and the absence of a LIFO inventory adjustment for both the third quarter and year-to-date periods in 1996. The Company recorded LIFO inventory charges of $4.7 million pre-tax or $.09 per share after tax in the third quarter of 1995 and $12.2 million pre-tax or $.25 per share after tax charge during the first nine months of 1995. Excluding the prior year LIFO inventory charges, gross margin as a percentage of revenue improved 3.1 percentage points for the third quarter and 1.3 percentage points on a year-to-date basis. Paper prices are expected to remain below year-end 1995 levels for the balance of 1996. Accordingly, the Company expects to record a favorable year-end LIFO inventory adjustment.

Selling and administrative expenses increased 9.6% and 11.5% for the quarter and year-to-date periods, respectively, as a result of higher sales commissions, increased sales support expenses associated with new national accounts and office automation, and increased information systems expense to strengthen the Company=s technological infrastructure. Depreciation expense rose 14.1% and 12.6% for the quarter and year-to-date periods, respectively, reflecting higher capital spending and the effect of the March, 1995 asset acquisition of the FCA division of Capital Graphics, Inc. Interest expense decreased 44% on a year-to-date basis as a result of a $6.0 million decrease in debt level compared to the prior year.

Liquidity and Capital Resources

The Company's financial condition remains exceptionally strong. Cash and cash equivalents of $87.8 million exceeded total debt of $8.3 million by $79.5 million. Net cash flow for the first nine months of 1996 was $54.2 million resulting primarily from continued reductions in accounts receivable, down 15.2%, and inventories, down 16.2%. Current assets were 3.8 times the level of current liabilities. The company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.

Capital expenditures for the first nine months totaled $44.3 million. 1996 capital expenditures are expected to approach $60 million, including the August, 1996 asset acquisition of the Piedmont Printing Company, Inc., located in Monroe, North Carolina. This facility will enable the Company to expand fulfillment services to the financial marketplace and provide for the addition of another STANFAST short run, high service print center.

Subsequent Events

On October 21, 1996, the Company completed the sale of its Advanced Medical Systems Division, headquartered in West Trenton, New Jersey, to Montgomery Associates, Inc. The division, with annual revenues of approximately $2.5 million, develops and markets materials management software for hospitals. The sale of the division will not have a material effect on earnings.

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


November 15, 1996




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                By C. J. Brown, Senior Vice President, Administration,
                                  Treasurer & Chief Financial Officer

                                 EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule