Form 10-K405
period 1996-12-29
STANDARD REGISTER CO
filed 1997-03-21
CIK 93456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 29, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from      to
                                                 ------  ------

                          Commission file number 1-1097

                         THE STANDARD REGISTER COMPANY
             (Exact name of Registrant as specified in its charter)

             OHIO                                             31-0455440
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

       600 ALBANY STREET, DAYTON, OHIO                           45401
   (Address of principal executive offices)                    (Zip Code)

                                 (937) 443-1000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

                                                      Name of each exchange
Title of each class                                     on which registered
-------------------                                     -------------------
   Common stock $1.00 par value                      New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                                      None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 21, 1997 was approximately $420,884,000, based on a closing sales price of $33.12 per share on February 21, 1997.

At February 21, 1997, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value                        24,025,158 shares
    Class A stock, $1.00 par value                        4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 16, 1997.

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

         The variety of products and services currently sold is extensive. The Company's Document Management Division serves the document technology and information needs of its customers by offering custom printed business documents, electronic documents, pressure sensitive labels, document warehousing and distribution, workflow analysis and document design, along with imaging and fulfillment services. The Company's Document Systems Division provides scaleable, departmental printing and mailing solutions, which when combined with the products and services of the Document Management Division, result in more efficient ways for customers to produce, finish, and process documents. These solutions encompass intelligent printing systems, encoding equipment, automation identification systems, document processing equipment along with related maintenance service and supplies. The Company's Communicolor Division prints high color, personalized promotional direct mail products.

         The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Forms are produced at forty-seven plants located throughout the United States and are shipped directly to the customer or stored in warehouses for subsequent on-demand delivery. The management of forms inventories to provide just-in-time delivery is a major element of customer service.

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

         The Company had engineering and research expense during 1996 of $7,842,000 compared to $7,813,000 in 1995 and $7,475,000 for 1994. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve eighty-four professional employees. The Company had no expenditures during the last three years for customer sponsored research relating to the development of new products, services, or techniques or the improvement of existing products, services, or techniques.

         In 1996, the Company continued its Stanfast manufacturing operations in twenty-seven print centers located nationwide. These print centers are devoted to the manufacture and sale of business forms for customers requiring relatively small quantities on a quick turnaround basis.

         Expenditures for property, plant and equipment totaled $57,783,000 in 1996, compared to $48,332,000 and $52,128,000 in 1995 and 1994, respectively.

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

      3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 4.0 to 1 at December 29, 1996 as compared to
3.4 to 1 at December 31, 1995 and 3.6 to 1 at January 1, 1995. Total debt, including long-term and current maturities, was 1.0% of equity at year-end 1996, compared to 2.7% and 4.6% for years-end 1995 and 1994, respectively. At year-end 1996, cash, cash equivalents and short-term investments exceeded current and long-term debt by $61,165,000. These relationships demonstrate the soundness of the Company's financial position.

      4.) No material segment of the Company's business is dependent upon a single or a few customers. No single customer accounts for 10% or more of total revenue.

      5.) The Company's backlog of custom printing orders at December 29, 1996 was $47,733,000 compared to $53,817,000 and $69,173,000 at December 31, 1995 and
January 1, 1995, respectively. The recent year's decline in backlog was attributable to the Company's successful efforts to offer faster turnaround of incoming orders, thereby improving customer service. All orders were expected to be filled within the ensuing fiscal year.

      6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

      7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

      8.) At December 29, 1996, the Company had 6,445 employees compared to 6,439 and 6,201 at December 31, 1995 and January 1, 1995, respectively.

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

         In 1994, the Company entered into a joint venture with Russian and Dutch partners to manufacture and market business forms in Russia. In exchange for a 41% share, the Company contributed a total of approximately $5.9 million in capital, equipment, and technological know-how. Due to various economic uncertainties, the Company has reduced the carrying value of this investment to $1.0 million as of December 29, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                             Position and Offices Presently                             Officer
       Name                   Age            Held and Business Experience                                Since
       ----                   ---            ----------------------------                                -----

Alan L. Baughn                61     Vice President, Corporate Planning and Development,                  1995
                                     and Secretary.  During his 40 year career with Standard
                                     Register, he gained sales, marketing, human resources
                                     and corporate planning management experience.  His
                                     current responsibilities include planning, organizational
                                     development and acquisitions.

Craig J. Brown                47     Senior Vice President, Administration, Treasurer and                 1987
                                     Chief Financial Officer.  He joined Standard Register in
                                     1986 and is now responsible for corporate finance,
                                     information services, human resources, and corporate
                                     communications.

Brian W. Calabro              40     Vice President of Sales for the Document Management                  1997
                                     Division.  He joined Standard Register in 1986 and has
                                     held a number of sales management positions, including
                                     General Sales Manager - National Accounts, prior to
                                     his recent appointment.

H. Franklin Coffman           58     Vice President, Customer Service & Communications.                   1995
                                     He began his career with Standard Register in 1959 and
                                     has held a number of sales, marketing and operations
                                     management positions.  He is responsible for corporate
                                     communications, marketing communications, employee
                                     safety and environmental affairs.

John L. Crawford              61     Vice President, Internal Auditing.  Mr. Crawford joined              1995
                                     Standard Register 38 years ago and has held a number
                                     of finance and auditing positions.  Reporting directly to
                                     the President, Mr. Crawford oversees operational auditing.

James H. DeYoung              58     Vice President, International Operations.  He joined                 1995
                                     Standard Register in 1966 and has held a number of
                                     engineering and research as well as management
                                     positions.  He is responsible for establishing and
                                     maintaining relationships with Associates throughout
                                     the world.

Peter A. Dorsman              42     Mr. Dorsman joined Standard Register in January, 1996                1996
                                     as Senior Vice President and General Manager of the
                                     Document Systems Division.  Prior to joining Standard
                                     Register, he served in a number of senior marketing,
                                     strategic planning, and sales management positions
                                     with NCR Corporation.

Paul H. Granzow               69     Chairman of the Board of Directors.  He was partner in               1984
                                     the law firm of Turner, Granzow & Hollenkamp until
                                     December, 1983.  He is co-trustee of the John Q. Sherman
                                     Trust and Senior Vice President and Director of the
                                     Weston Paper and Manufacturing Company.


                                             Position and Offices Presently                             Officer
       Name                   Age            Held and Business Experience                                Since
       ----                   ---            ----------------------------                                -----

Peter S. Redding              58     President and Chief Executive Officer since December,                1981
                                     1994.  He is also a member of the Board of Directors.
                                     Previously, Mr. Redding served as Executive Vice
                                     President and Chief Operating Officer.  He has held a
                                     number of marketing, sales, human resources and
                                     administrative positions since he joined the company
                                     in 1962.

C. Thomas Russell             43     Vice President and Chief Information Officer.  He                    1995
                                     is responsible for information services and the
                                     the development and marketing of electronic forms
                                     products and services. He was most recently a partner
                                     with a major management and software consulting firm.


John E. Scarpelli             53     Vice President, Human Resources.  He joined Standard                 1995
                                     Register in 1986 and is currently responsible for the
                                     development and administration of benefits, personnel
                                     policies, management training, and employee relations.


Joseph V. Schwan              60     Senior Vice President and General Manager of the                     1991
                                     Document Management Division.  He joined Standard
                                     Register in 1991 as Vice President, Sales and Marketing.
                                     He has more than 30 years of sales and general
                                     management experience in the business forms industry.

Harry A. Siefert, Jr.         59     Vice President of Manufacturing for the Document                     1987
                                     Management Division.  Since joining Standard Register
                                     in 1962, he has held a number of engineering and
                                     manufacturing positions.  In his current role, he is
                                     responsible for research and development, purchasing
                                     and manufacturing operations.

Michael Spaul                 49     Senior Vice President and General Manager of the                     1991
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

ITEM 2 - PROPERTIES

         The principal production plants of the Company are located in the following cities:

      Dayton, Ohio, 677,000 sq. ft., printing and equipment products production plants and corporate headquarters
      Newark, Ohio, 234,000 sq. ft., promotional printing plant
      Eudora, Kansas, 120,000 sq. ft., promotional printing plant
      Shelbyville, Indiana, 61,000 sq. ft., printing plant
      Middlebury, Vermont, 113,000 sq. ft., printing plant
      York, Pennsylvania, 214,000 sq. ft., printing plant
      Fayetteville, Arkansas, 146,000 sq. ft., printing plant
      Porterville, California, 177,000 sq. ft., printing plant
      Cincinnati, Ohio, 52,000 sq. ft., pressure sensitive label production plant
      Murfreesboro, Tennessee, 82,000 sq. ft., printing plant
      Terre Haute, Indiana, 54,000 sq. ft., pressure sensitive label production plant
      Salisbury, Maryland, 114,000 sq. ft., printing plant and warehouse
      Rocky Mount, Virginia, 105,000 sq. ft., printing plant
      Kirksville, Missouri, 191,000 sq. ft., printing plant and warehouse Tampa, Florida, 38,000 sq. ft., pressure sensitive label production plant Spring Grove, Illinois, 100,000 sq. ft., printing plant
      Charlotte, North Carolina, 54,000 sq. ft., printing plant

         All plants are owned by the Company except for the Tampa location.

         The Company also operates twenty-seven Stanfast print centers which include five imaging service centers, located nationwide, and three imaging plants located in Tolland, Connecticut, Phoenix, Arizona, and Rochester, New York. These facilities are generally leased and are much smaller than the facilities listed above.

         In 1996, the plants operated at normal capacity levels. The Company has sufficient capacity to meet both present and future business forecasts through increased capacity utilization and additional new equipment.

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

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    (a) The common stock of the Registrant is traded on the New York Stock Exchange National Market under the symbol SR. Prior to May 14, 1996, the common stock was traded on the NASDAQ National Market under the symbol SREG. The range of high and low market prices and dividends paid per share for each quarterly period during the two most recent fiscal years are presented below.

                                                   1 9 9 6
-----------------------------------------------------------------------------------------------------------
                                  Cash
         Quarter                 Dividend               High                     Low                  Last
         -------                 --------               ----                     ---                  ----
           1st                    $0.19                24-3/8                   19                   23-3/4
           2nd                    $0.19                28-7/8                   23-3/8               24-5/8
           3rd                    $0.19                27-7/8                   22-7/8               27-5/8
           4th                    $0.19                32-1/2                   25-3/8               32-1/2



                                                    1 9 9 5
-----------------------------------------------------------------------------------------------------------
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
           3rd                    $0.18                21-3/4                   18-3/4               21-1/2
           4th                    $0.18                23-3/8                   19-1/2               20-1/8


    (b) Approximate number of security holders of the Company's common stock as of February 21, 1997 - 3,300 excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

    (c) Dividend policy - The Company expects to continue paying cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data
------------------------------

                                               1996            1995           1994           1993            1992
                                               ----            ----           ----           ----            ----
                                                                 Thousands except for per share data
                                             ----------------------------------------------------------------------
Revenue                                      $943,979        $903,240       $767,415       $722,120        $705,215

Net income before cumulative
  effect of accounting changes                 63,157          47,759         43,876         42,185          39,372

Cumulative effect of
  accounting changes                                -              -              -               -         (13,362)

Net income                                     63,157          47,759         43,876         42,185          26,010

Earnings per share:

  Net income before cumulative
    effect of accounting changes                 2.20            1.67           1.53           1.47            1.37

  Cumulative effect of
    accounting changes                              -               -              -               -           (.47)

  Net income                                     2.20            1.67           1.53           1.47             .90

Selected Balance Sheet Data
---------------------------

Total assets                                 $588,113        $555,503       $525,659       $502,333        $482,463

Long-term debt                                  4,600           4,600         11,071         17,546          24,454

Other
-----

Cash dividends paid
  per share                                       .76             .72            .68            .64             .60


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  1996 Compared to 1995
---------------------------------------------

         Net Income for 1996 was $63.2 million, 32.2 percent above 1995's $47.8 million result. Net Income Per Share was $2.20 vs. $1.67 in the prior year. There were two significant adjustments in 1996 that essentially offset one another: the write-down of the Company's investment in the Russian joint venture, equivalent to approximately $.13 per share after tax, and a favorable LIFO inventory adjustment related to lower paper prices, also $.13 per share.

         There was an unfavorable LIFO inventory adjustment in 1995 equivalent to $10.0 million after tax, or $.34 per share. Excluding the LIFO adjustments in both years and the Russian joint venture adjustment, Net Income was 9.7 percent higher.

         Paper prices played significant roles in both years' results. The most recent paper cycle began in June 1994 as the strengthening world-wide demand for all paper products and relatively high utilization rates at paper mills supported the first of many closely spaced price increases. By June 1995 the weighted average of all papers purchased by the Company had risen nearly 45 percent. Paper prices remained stable for the balance of 1995 and fell during the first four months of 1996, remaining at that level for the balance of the year despite several attempts at increases by the paper companies. Average paper prices in 1996 were 13 percent lower than in 1995 and 15 percent above 1994. At this writing, paper suppliers have announced price increases that would take effect April 1, 1997 increasing overall paper costs 3.0 percent.

         Revenue in 1996 was $944.0 million, 4.5 percent above the $903.2 million reported for 1995. The largest of the Company's divisions, Document Management, reported $746.6 million in revenue, an 8.2 percent increase over 1995. Unit growth for the division was approximately 3.0 percent with forms prices 5.0 percent higher, lower paper prices notwithstanding. Within this division, traditional business form products grew about one percent, while Pressure Sensitive, Imaging Services, Stanfast, Distribution Services, and Electronic Services Groups produced a 22.0 percent overall increase. These latter groups, formed in recent years to exploit document related growth opportunities, represented nearly 40 percent of the Division's 1996 revenue.

         The Communicolor Division, a producer of promotional direct mail, reported revenue of $101.6 million, 11.6 percent below the 1995 result. This reduction reflects fewer mailings by many of Communicolor's customers, lower paper prices, and new competition from commercial printers equipped with high resolution imagers. Printing and imaging capacity added during 1996 was not fully utilized, producing lower operating margins. Management expects improved results in 1997 as a result of increased mailings by major customers, expanded feature offerings, and sales initiatives.

         The Document Systems Division generated revenue of $91.5 million, down
1.4 percent compared to 1995's $92.8 million. Revenue from supplies was up 11.4 percent, but new equipment installations declined 2.3 percent and maintenance revenue was 5.5 percent below the prior year. The reduction in equipment revenue reflects a product rationalization currently underway as part of the Division's plan to focus primarily on intelligent printing applications. The drop in maintenance revenue reflects the pruning of unprofitable accounts, which produced a 4.0 percent increase in gross margin dollars despite the lower revenue.

         The Company's profit improvement was most evident at the gross margin line. The gross margin for all products and services was 39.1 percent of revenue in 1996, compared to 35.3 percent for 1995. Excluding the effects of LIFO inventory adjustments in each of the years, the operating gross margin improved from 37.2 percent to 38.4 percent, reflecting a favorable product mix, lower paper costs, and the retention of some of the forms pricing gains made during 1995.

         Selling, administrative, and engineering expenses totaled $225.5 million in 1996, 8.1 percent above the 1995 level. 1996's operating expenses included the $4.9 million charge related to the Russian joint venture, approximately $2.8 million in Electronic Services Group start-up costs, $2.7 million in roll-out costs for the Company's new order entry system, and $2.5 million for added sales support. Depreciation and amortization increased from $29.3 million in 1995 to $34.8 million in 1996, primarily as a result of higher capital spending in the last two years.

         The increase in the income tax rate from 40.5 percent in 1995 to 41.4 percent in 1996 can be attributed to the Russian charge. The majority of this charge was recorded as a capital loss which, in the absence of an offsetting capital gain, did not permit a corresponding reduction in the tax provision. The Company expects the 1997 tax rate to be similar to that in 1995.

Results of Operations:  1995 Compared to 1994
---------------------------------------------

         Net Income in 1995 was $47.8 million, an 8.8 percent increase compared to the $43.9 million result reported for 1994. On an operating basis, excluding the effect of unfavorable LIFO inventory adjustments in both years, Net Income was up 28.0 percent.

         The growth in operating profits was driven primarily by increased revenue, up 17.7 percent overall. All operating divisions posted revenue gains in 1995, led by Communicolor's 31.3 percent rise and the Document Management Division's 17.1 percent increase. Revenues from Advanced Medical Systems and Document System Divisions were up 13.0 percent and 6.7 percent, respectively.

         Within the Document Management Division, the traditional business forms products of custom continuous, unit sets, and stock forms played a decreasing role, up 11.4 percent overall. In contrast, revenue from Pressure Sensitive, Imaging Services, Stanfast, Distribution Services, and Electronic Products Groups rose 18.7 percent.

         Communicolor operated at near capacity for much of 1995, reflecting strong demand for personalized, high-color promotional mail. Approximately one-half of the division's 31.3 percent revenue increase was a result of the 1994 acquisition of Promotional Graphics; unit growth is estimated at 6.0 percent, with the balance attributed to higher net selling prices needed to recover increased paper costs. The January 1, 1995 rise in third-class postal rates did not have a material adverse effect on the division's revenue.

         The Document Systems Division reported overall revenue growth of 6.7 percent. The bulk of the growth occurred in the supplies and service segments, up 17.1 percent and 7.4 percent, respectively. Revenue from new equipment installations rose 1.2 percent.

         Paper accounts for approximately one-half of the printing cost of a typical business document. The aforementioned increase in paper costs pushed 1995's average price 32.0 percent above that for 1994. In response, the Company raised the prices of its printed documents during 1994 and 1995 and was generally successful in recovering the higher paper costs. A significant share of the Company's 1995 revenue increase can be attributed to higher paper prices. The rise in paper costs also produced unfavorable after-tax LIFO inventory adjustments of $10.0 million or $.34 per share in 1995 and $1.1 million or $.04 per share in 1994.

         The gross margin for all products and services was 35.3 percent of revenue in 1995, compared to 36.7 percent for 1994. However, on an operating basis, excluding the effects of LIFO adjustments in each year, the gross margin improved from 37.0 percent in 1994 to 37.2 percent in 1995. This result indicated that the Company was able to maintain its margins despite the rapid escalation in paper costs.

         Total 1995 operating expenses were 14.5 percent higher than in 1994. Engineering and Research expenditures were 4.5 percent higher. Selling and Administrative expenses were 15.1 percent above the 1994 level, reflecting higher sales commissions, the cost of the Traveler's Express settlement, legal costs related to the successful defense of two document security patents, and increased sales support expenses; excluding these items, this category of expense was up 6.0 percent. Depreciation increased 13.9 percent as a result of higher capital spending and the acquisitions of Promotion Graphics and FCA. Interest expenses declined as the Company continued to pay down its outstanding debt.

         The effective income tax rate was 40.5 percent, up slightly from the
39.8 percent rate for the previous year as a result of increases in several non-deductible expense items.

         Advanced Medical Systems recorded a pretax operating loss of $1.2 million in 1995. This loss compares to losses in 1994 and 1993 of $2.8 million and $5.2 million, respectively. 1995's improved result was attributed to new software installations, which pushed revenue higher, and lower operating expenses.

         In the final analysis, two factors stand out in explaining 1995's improvement in Net Income: the growth of higher value-added, higher margin products and services, and the Company's ability to recover the increases in paper costs.

Environmental Matters
---------------------

         The Company has been named as one of a number of potentially responsible parties at several waste disposal sites, none of which has ever been Company owned. The Company has accrued for investigation and remediation at sites where costs are probable and estimable. At this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on the operating results or financial condition of the Company.

Liquidity and Capital Resources
-------------------------------

         For 1996, cash flow from operating activities was $115.2 million, approximately twice the level of 1995, reflecting higher profitability and improved inventory and accounts receivable management. The operating cash flow was sufficient to fund $57.8 million in capital expenditures and $21.8 million in dividends, both record expenditures. The Company also retired its term loan, making $6.5 million in debt payments during the year. Free cash flow was $30.9 million, pushing the year-end cash balance to $64.6 million; total debt at year-end was $4.6 million.

         Capital expenditures in 1997 are estimated at $55 million. The Company expects to finance its 1997 needs for working capital, capital expenditures, and dividends through a combination of internally generated funds and cash reserves.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                          Page
      Independent Auditors' Report                                                                       16
      Balance Sheet - December 29, 1996 and December 31, 1995                                         17-18
      Statement of Income - Years ended December 29, 1996,
        December 31, 1995 and January 1, 1995                                                            19
      Statement of Shareholders' Equity - Years ended
        December 29, 1996, December 31, 1995 and January 1, 1995                                         20
      Statement of Cash Flows - Years ended December 29, 1996,
        December 31, 1995 and January 1, 1995                                                            21
      Notes to Consolidated Financial Statements                                                      22-30
      Quarterly Results of Operations                                                                    30

Index to Financial Statement Schedule, years ended
 December 29, 1996, December 31, 1995 and January 1, 1995

      II.  Valuation and Qualifying Accounts                                                             31

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or the notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

         Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of shareholders.




                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.    Financial statements and financial statement schedule

                The financial statements and financial statement schedule are listed in the accompanying index to financial statements on page 11 and are filed as Exhibit 13 to this Form 10-K.

           3.   Exhibits

                The exhibits as listed on the accompanying index to exhibits on page 14 are filed as part of this Form 10-K.

(b)   Reports on Form 8-K for the quarter ended December 29, 1996

                The Company filed no current reports on Form 8-K during the quarter ended December 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1997.

                                        THE STANDARD REGISTER COMPANY

                                        By: /S/ P. S. Redding
                                           ---------------------------
                                           P. S. Redding, President,
                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 21, 1997:

     Signatures                          Title
     ----------                          -----

/S/  P. H. Granzow            Chairman of the Board and Director
-------------------------
     P. H. Granzow

/S/  C. J. Brown              Senior Vice-President - Administration, Treasurer
-------------------------     and Chief Financial Officer
      C. J. Brown

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 21, 1997 as attorney-in-fact for the following directors of the Registrant:

          R. W. Begley, Jr.                   D. L. Rediker
          F. D. Clarke III                    A. Scavullo
          G. G. Keeping                       J. J. Schiff, Jr.
          P. S. Redding                       C. F. Sherman
                                              J. Q. Sherman II

                                              /S/  P. H. Granzow
                                              -------------------------
                                                   P. H. Granzow

                                INDEX TO EXHIBITS

3. Amended Articles of Incorporation of the Company and Code of Regulations, Filed as Exhibit 4 to the Company's Registration Statement No. 33-8687.

3.1 Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company filed as exhibit to Form 10-K for year ended December 31, 1995.

10.       Material contracts - management compensatory plans.

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

10.3 The Standard Register Company Non-Qualified Retirement Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

10.4 The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

10.5 The Standard Register Company Amended and Restated Stock Incentive Plan filed as exhibit to Form 10-K for year ended January 2, 1994.

10.6 The Standard Register Company Incentive Stock Option Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

11.       Computation of Earnings Per Share.

13.       Financial Statements and Financial Statement Schedule

23.       Consent of Independent Auditors

24.       Power of Attorney of R. W. Begley, Jr., F. D. Clark III, G.G. Keeping,
          P. S. Redding, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., C. F. Sherman, J. Q. Sherman II.

27.       Financial Data Schedule (EDGAR version).