Form 10-Q
period 1997-03-30
STANDARD REGISTER CO
filed 1997-05-13
CIK 93456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Transition Period From _____ to  _____


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
                                      ---   ---


     CLASS                   OUTSTANDING AS OF March 30, 1997
     -----                   --------------------------------

Common Stock - $1.00 Par Value            23,879,343

Class A Stock - $1.00 Par Value            4,725,000



                                   - 1 of 10 -

                          THE STANDARD REGISTER COMPANY

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----

PART I - FINANCIAL STATEMENTS
-----------------------------

  Balance Sheet
   March 30, 1997, December 29, 1996                                       3


  Statement of Income
   13 Weeks Ended March 30, 1997 and March 31, 1996                        4


  Statement of Cash Flows
   13 Weeks Ended March 30, 1997 and March 31, 1996                        5


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended December 29, 1996.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of the Interim
   Financial Statements                                                    6-7


PART II - OTHER INFORMATION AND SIGNATURE                                  8-10
-----------------------------------------

                                   - 2 of 10 -

                          THE STANDARD REGISTER COMPANY

                                  BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

        ASSETS                                                   March 30,   December 29,
                                                                   1997          1996
                                                               -----------   ------------
 CURRENT ASSETS
  Cash and Cash Equivalents                                    $  81,052      $  64,550
  Investment held to maturity                                      1,215          1,215
  Accounts Receivable, less Allowance
   for Losses                                                    164,437        178,711
  Inventories
   Finished Products                                              56,190         55,449
   Jobs in Process                                                19,864         18,573
   Materials and Supplies                                         10,528         12,130
  Deferred Income Tax                                              8,206          8,206
  Prepaid Expense                                                  5,170          6,153
                                                               ---------      ---------
   Total Current Assets                                          346,662        344,987
                                                               ---------      ---------

PLANT AND EQUIPMENT
  Buildings and Improvements                                      61,170         61,711
  Machinery and Equipment                                        251,614        224,702
  Office Equipment                                                44,192         60,894
                                                               ---------      ---------
   Total                                                         356,976        347,307
  Less Accumulated Depreciation                                  145,092        141,021
                                                               ---------      ---------
   Depreciated Cost                                              211,884        206,286
  Construction in Process                                         24,607         26,160
  Land                                                             3,512          3,512
                                                               ---------      ---------
   Total Plant and Equipment                                     240,003        235,958
                                                               ---------      ---------
OTHER ASSETS
  Goodwill, Patents, and Other                                     3,227          3,278
  Investment in F3                                                 5,417          2,890
  Investment in Polyforms Joint Venture                              750          1,000
                                                               ---------      ---------
   Total Other Assets                                              9,394          7,168
                                                               ---------      ---------

TOTAL ASSETS                                                     596,059        588,113
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                19,551         20,225
  Dividends Payable                                                   --          5,738
  Accrued Compensation                                            26,338         34,355
  Accrued Pension Expense                                            789             --
  Accrued Other Expense                                               28          5,536
  Accrued Taxes, except Income                                     7,405          5,902
  Income Taxes Payable                                            10,801          2,624
  Customer Deposits                                                7,159          4,185
  Deferred Service Contract Income                                 9,394          7,274
                                                               ---------      ---------
   Total Current Liabilities                                      81,465         85,839
                                                               ---------      ---------

LONG-TERM LIABILITIES
  Long-Term Debt                                                   4,600          4,600
  Retiree Healthcare                                              28,098         27,643
  Deferred Income Taxes                                           16,785         16,785
                                                               ---------      ---------
   Total Long-Term Liabilities                                    49,483         49,028
                                                               ---------      ---------

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,280,229 Shares Issued in 1997                               24,280
   24,204,392 Shares Issued in 1996                                              24,204
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                                   4,725          4,725
   Capital in Excess of Par Value                                 30,834         28,705
   Retained Earnings                                             415,322        400,387
   Treasury Stock, 400,886 Shares at Cost                        (10,050)
                                                               ---------      ---------
                   239,486 Shares at Cost                                        (4,775)
                                                                              ---------
  Total Shareholders' Equity                                     465,111        453,246
                                                               ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                                        $ 596,059      $ 588,113
                                                               =========      =========

                                   - 3 of 10 -

                          THE STANDARD REGISTER COMPANY

                               STATEMENT OF INCOME
                      (In Thousands except Data Per Share)
                                   (Unaudited)


                                                       First Quarter
                                                       13 Weeks Ended
                                                     March 30, March 31,
                                                       1997     1996
                                                     --------  ------

TOTAL REVENUE                                        $230,114  $229,673
                                                     --------  --------

COSTS AND EXPENSES
  Cost of Products Sold                               136,525   144,383
  Engineering & Research                                2,481     2,019
  Selling and Administrative                           56,364    52,168
  Depreciation and Amortization                         9,156     8,255
  Interest                                                 77       165
                                                     --------  --------
    Total Costs and Expenses                          204,603   206,990
                                                     --------  --------

  INCOME BEFORE INCOME TAXES                           25,511    22,683

  Income Taxes                                         10,563     9,120
                                                     --------- --------


NET INCOME                                           $ 14,948  $ 13,563
                                                     ========  ========
Average Number of Shares
   Outstanding (000)                                   28,616    28,687

DATA PER SHARE

  Net Income Primary and
  Fully Diluted                                      $   0.52  $   0.47

  Dividends Paid                                         0.20      0.19









                                   - 4 of 10 -

                          THE STANDARD REGISTER COMPANY

                             STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     First Quarter
                                                      13 Wks Ended
                                                 March 30,     March 31,
                                                   1997          1996
                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $ 14,948      $ 13,563
                                                 --------      --------

Add Items not Affecting Cash:
     Depreciation and Amortization                  9,156         8,255
     Loss on Sale of Facilities                        56             1
     Net Change to Investments                        750           390
     Net Change to Retiree Healthcare                 455             -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                           14,275        17,264
     Inventories                                     (430)          749
     Other Assets                                     983        (1,329)
     Accounts Payable                                (674)          284
     Accrued Expenses                             (11,233)       (7,887)
     Income Taxes Payable                           8,177         6,629
     Customer Deposits                              2,974         6,504
     Deferred Service Income                        2,120         2,310
                                                 --------      --------
Net Adjustments                                    26,609        33,170
                                                 --------      --------

Net Cash Provided by Operating Activities          41,556        46,733
                                                 ========      ========

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                      120            18
Proceeds from Sale of Short-term investments            -            15
Additions to Plant and Equipment                  (13,326)      (12,455)
Investment in F3 Corporation                       (3,028)
Investment in Polyforms Joint Venture                   -           (64)
                                                 --------      --------

Net Cash (Used in) Investing Activities           (16,233)      (12,486)
                                                 ========      ========

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock              2,204         1,118
Redemption of Common Stock                         (5,275)            -
Dividends Paid                                     (5,750)       (5,452)
                                                 --------      --------
  Net Cash (Used in) by Financing Activities       (8,821)       (4,334)
                                                 ========      ========

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                               16,502        29,913

Cash and Cash Equivalents, Beginning               64,550        33,646
                                                 --------      --------

CASH AND CASH EQUIVALENTS, ENDING                $ 81,052      $ 63,559
                                                 ========      ========



                                   - 5 of 10 -

                          THE STANDARD REGISTER COMPANY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                       OF THE INTERIM FINANCIAL STATEMENTS

Results of Operations
---------------------

Net Income from the first quarter 1997 was $14.9 million, a 10.2% increase from the $13.6 million recorded in the comparable quarter of 1996. Net Income Per Share rose to $.52 per share up from $.47 per share for the comparable quarter in 1996. Total Company revenue was $230.1 million compared with $229.7 million for the prior year period. The growth in net income was primarily attributable to improved gross margins as the result of lower paper costs.

Recently, the Company announced the realignment of the Pressure Sensitive Group and the Electronic Systems Group from the Document Management Division to the Document Systems Division. This realignment will facilitate improved customer solutions and capitalize on the natural synergy between the groups. As such, the following divisional results have been restated to reflect this change.

The Document Management Division reported revenue of $168.3 million for the quarter representing an increase of 2.7%. Revenues from the Stanfast, Imaging Services and Distribution Services Groups, all strategically targeted growth opportunities, rose 11.9% and accounted for 37.5% of total division revenue. By comparison, revenues from traditional business forms products declined 2.1%.

The Communicolor Division's revenue declined 10.1% for the quarter to $22.6 million. A majority of this decline is attributable to an 8% decline in price levels between the comparable years' quarters. The Company's promotional direct mail division continues to experience softened demand. The benefits of expanded feature offerings and new sales initiatives are not expected to have an impact before the second half of the year.

The Document Systems Division's revenue declined 2.4% in the first quarter to $38.6 million as a result of declines in equipment and maintenance revenues of 14.4% and 12.5%, respectively. Offsetting these declines were improved sales in supplies, up 11.7%, the Pressure Sensitive Group, up 5.2%, and the Electronic Services Group, up 212.1%. Equipment gross margin improved from 30.5% of revenue last year to 35.0% in the current period due to increased sales of higher margin intelligent printing application products. Maintenance gross margin increased 32.4% reflecting the full impact of last year's pruning of unprofitable accounts and the restructuring of the service organization. The Company's gross margin for all products and services continued to improve for the first quarter, increasing 9.7% over the comparable period in 1996. Gross margin as a percentage of revenue was 40.7% in the current quarter compared to 37.1% in the prior year period. No LIFO inventory adjustments were recorded in either quarter. The improvement is attributed to lower paper price levels and favorable product mix. Future paper price levels are expected to align more closely with price levels experienced in the prior year's comparable periods.



                                   - 6 of 10 -

Selling, administrative, and engineering expenses increased 8.6% for the quarter as a result of increased sales support personnel related to the rollout of the STAR sales office automation project, increased advertising costs associated with the SMARTworks(TM) suite of software forms automation tools, and an additional $250,000 charge related to the Company's Russian joint venture. The Company also recorded a non-recurring $764,000 charge for equipment modification costs associated with the Travelers Express Company, Inc. August 1995 patent settlement agreement; the Company does not expect further material costs related to this matter.

Depreciation and amortization increased 10.9% to $9.2 million in line with prior years higher capital spending levels. Interest expense decreased 53% as a result of a $6.5 million decrease in debt level compared to the prior year.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong. Cash and cash equivalents of $81.1 million exceeded total debt of $4.6 million by $76.5 million. Net cash flow from operating activities for the first three months of 1997 was $41.6 million resulting primarily from increased net income and reductions in accounts receivable, down 8.0%. Current assets were 4.3 times the level of current liabilities.

Capital expenditures for the quarter totaled $13.3 million. 1997 capital expenditures are estimated to range from $55 - $60 million. The Company also invested an additional $3.0 million in F3 Software Corporation, a developer of application software for our SMARTworks(TM) product offering, increasing the Company's ownership position to 44%. In addition, the Company repurchased $5.3 million in company stock.

The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.





                                   - 7 of 10 -

                          THE STANDARD REGISTER COMPANY
                           PART II - OTHER INFORMATION
ITEMS 1 THRU 3
--------------
     None

ITEM 4  Submission of Matters to a Vote of Security Holders
------

The Company's Annual Meeting of Shareholders was held April 16, 1997. Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten.

                IN FAVOR            OPPOSED     ABSTAINED
                --------            -------     ---------
              44,406,069            323,520       73,256

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year.

         NOMINEE                   IN FAVOR     WITHHELD
         -------                   --------     --------
         Roy W. Begley, Jr        44,738,243     64,602
         F. David Clarke, III     44,751,450     51,395
         Paul H. Granzow          44,750,974     51,871
         Graeme G. Keeping        44,733,085     69,760
         Peter S. Redding         44,750,914     51,931
         Dennis L. Rediker        44,732,885     69,960
         Ann Scavullo             44,738,924     63,921
         John J. Schiff, Jr       44,751,920     50,925
         Charles F. Sherman       44,749,543     53,302
         John Q. Sherman, II      44,749,749     53,096

The Standard Register Company Management Incentive Compensation Plan was approved as a result of the following vote:

          IN FAVOR                   OPPOSED    ABSTAINED
          --------                   -------    ---------
         43,710,628                  213,591    878,625

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company's Auditors for the year 1997.

          IN FAVOR                   OPPOSED    ABSTAINED
          --------                   -------    ---------
         44,743,512                   13,083     46,250

No broker non-votes were recorded.

ITEM 5
------
 None

ITEM 6   (a)  Exhibits
------

              Exhibit No.          Description
              27                   Financial Data Schedule

     (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                  - 8 of 10 -

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 1997




                                THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                                --------------------------------------------
                             By C. J. Brown, Sr. Vice President, Administration,
                                      Treasurer & Chief Financial Officer



                                      - 9 of 10 -

                                  EXHIBIT INDEX

Number         Description

 27            Financial Data Schedule


























                                  - 10 of 10 -