Form 10-Q
period 1997-06-29
STANDARD REGISTER CO
filed 1997-08-13
CIK 93456

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarter Ended June 29, 1997

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
                           ----      ----


     CLASS                   OUTSTANDING AS OF June 29, 1997
     -----                   -------------------------------
Common Stock - $1.00 Par Value            23,707,532

Class A Stock - $1.00 Par Value            4,725,000



                           - 1 of 10 -

                  THE STANDARD REGISTER COMPANY
                              INDEX

                                                            Page
                                                             No.
                                                            ----
PART I - FINANCIAL STATEMENTS
-----------------------------
  Balance Sheet
   June 29, 1997, December 29, 1996                          3


  Statement of Income
   13 Weeks Ended June 29, 1997 and June 30, 1996
   26 Weeks Ended June 29, 1997 and June 30, 1996            4



  Statement of Cash Flows
   26 Weeks Ended June 29, 1997 and June 30, 1996            5


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


  Management's Discussion and Analysis of Results of
   Operations and Financial Condition                        6-7


PART II - OTHER INFORMATION AND SIGNATURE                    8-10
-----------------------------------------
                           - 2 of 10 -

THE STANDARD REGISTER COMPANY
                          BALANCE SHEET
                        (Dollars in Thousands)

          ASSETS                                June 29,  December 29,
                                                 1997       1996
                                              (Unaudited)  (Audited)
                                              ----------  -----------
CURRENT ASSETS
 Cash and Cash Equivalents                     $ 79,657    $ 64,550
 Investment held to maturity                      1,215       1,215
  Accounts Receivable, less Allowance
  for Losses                                    159,498     178,711
 Inventories
  Finished Products                              56,929      55,449
  Jobs in Process                                18,485      18,573
  Materials and Supplies                          9,568      12,130
 Deferred Income Tax                              8,206       8,206
 Prepaid Expense                                  5,719       6,153
                                               --------    --------
  Total Current Assets                          339,277     344,987
                                               --------    --------
PLANT AND EQUIPMENT
 Buildings and Improvements                      61,654      61,711
 Machinery and Equipment                        255,377     224,702
 Office Equipment                                45,312      60,894
                                               --------    --------
  Total                                         362,343     347,307
  Less Accumulated Depreciation                 154,356     141,021
                                               --------    --------
   Depreciated Cost                             207,987     206,286
  Construction in Process                        36,162      26,160
  Land                                            3,512       3,512
                                               --------    --------
   Total Plant and Equipment                    247,661     235,958
                                               --------    --------
OTHER ASSETS
  Goodwill, Patents, and Other                    3,175       3,278
  Investment in F3                                5,625       2,890
  Investment in Polyforms Joint Venture             500       1,000
                                               --------    --------
   Total Other Assets                             9,300       7,168
                                               --------    --------
TOTAL ASSETS                                    596,238     588,113
                                               ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                               19,149      20,225
  Dividends Payable                                   -       5,738
  Accrued Compensation                           30,751      34,355
  Accrued Other Expense                             942       5,536
  Accrued Taxes, except Income                    6,966       5,902
  Income Taxes Payable                            2,540       2,624
  Customer Deposits                               7,218       4,185
  Deferred Service Contract Income                8,010       7,274
                                               --------    --------
   Total Current Liabilities                     75,576      85,839
                                               --------    --------
LONG-TERM LIABILITIES
  Long-Term Debt                                  4,600       4,600
  Retiree Healthcare                             28,553      27,643
  Deferred Income Taxes                          16,785      16,785
                                               --------    --------
   Total Long-Term Liabilities                   49,938      49,028
                                               --------    --------
SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,295,318 Shares Issued in 1997              24,295
   24,204,392 Shares Issued in 1996                          24,204
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                  4,725       4,725
   Capital in Excess of Par Value                31,198      28,705
   Retained Earnings                            426,646     400,387
   Treasury Stock, 587,786 Shares at Cost       (16,140)
                                               --------    --------
                   239,486 Shares at Cost                    (4,775)
                                                           --------
  Total Shareholders' Equity                    470,724     453,246
                                               --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                        $596,238    $588,113
                                               ========    ========

                              - 3 of 10 -

                     THE STANDARD REGISTER COMPANY
                          STATEMENT OF INCOME
                 (In Thousands except Data Per Share)
                              (Unaudited)

                                    Second Quarter      Six Months
                                    13 Weeks Ended    26 Weeks Ended
                                June 29,  June 30,  June 29, June 30,
                                  1997      1996      1997      1996
                                --------  --------  --------  --------

TOTAL REVENUE                   $236,467  $239,352  $466,581  $469,025
                                --------  --------  --------  --------
COSTS AND EXPENSES
  Cost of Products Sold          139,930   147,708   276,455   292,091
  Engineering & Research           2,312     1,995     4,793     4,014
 Selling and Administrative       56,587    53,563   112,951   105,731
 Depreciation and Amortization     9,471     8,433    18,627    16,688
 Interest                             70       142       147       307
                                --------  --------  --------  --------
    Total Costs and Expenses     208,370   211,841   412,973   418,831
                                --------  --------  --------  --------

INCOME BEFORE INCOME TAXES        28,097    27,511    53,608    50,194

  Income Taxes                    11,098    11,425    21,661    20,545
                                --------  --------  --------  --------

NET INCOME                      $ 16,999  $ 16,086  $ 31,947  $ 29,649
                                ========  ========  ========  ========

Average Number of Shares
   Outstanding (000)              28,507    28,686     28,507   28,686


DATA PER SHARE

 Net Income                      $  0.60   $  0.56   $  1.12   $  1.03

 Dividends Paid                     0.20      0.19      0.40      0.38









                              - 4 of 10 -

                    THE STANDARD REGISTER COMPANY
                        STATEMENT OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                                  Six Months
                                                26 Weeks Ended
                                              June 29,   June 30,
                                                1997       1996
                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 31,947    $ 29,649
                                             --------    --------

Add Items not Affecting Cash:
     Depreciation and Amortization             18,627      16,688
     Loss (Gain) on Sale of Facilities            183        (171)
     Net Change to Investments                    793         780
    Net Change to Retiree Healthcare              910         374

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                       19,213      23,934
    Inventories                                 1,170      10,725
     Other Assets                                 436      (1,046)
     Accounts Payable                          (1,076)     (3,231)
     Accrued Expenses                          (7,134)       (829)
     Income Taxes Payable                         (84)       (104)
    Customer Deposits                           3,033      (2,851)
     Deferred Service Income                      736         858
                                             --------    --------
Net Adjustments                                36,807      45,127
                                             --------    --------
  Net Cash Provided by Operating Activities    68,754      74,776
                                             ========    ========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                  199         240
Proceeds from Sale of Short-term investments        -          15
Additions to Plant and Equipment              (30,610)    (28,226)
Investment in F3 Corporation                   (3,028)       (500)
Investment in Polyforms Joint Venture               -        (157)
                                             --------    --------

Net Cash (Used in) Investing Activities       (33,439)    (28,628)
                                             ========    ========

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Debt                          -      (3,235)
Proceeds from Issuance of Common Stock          2,584       1,118
Redemption of Common Stock                    (11,365)        (51)
Dividends Paid                                (11,427)    (10,904)
                                             --------    --------
  Net Cash (Used in) Financing Activities     (20,208)    (13,072)
                                             ========    ========

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                           15,107      33,076

Cash and Cash Equivalents, Beginning           64,550      33,646
                                             --------    --------
CASH AND CASH EQUIVALENTS, ENDING            $ 79,657    $ 66,722
                                             ========    ========

                              - 5 of 10 -

                  THE STANDARD REGISTER COMPANY
               MANAGEMENT DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

Net Income for the second quarter 1997 rose 5.7% to $17.0 million or $.60 per share, compared to $16.1 million or $.56 per share for the comparable quarter of 1996. Revenue for the quarter was $236.5 million, compared to $239.4 million in the second quarter 1996. For the six months year-to-date period, Net Income was $31.9 million or $1.12 per share, a 7.8% increase compared to 1996's $29.6 million and $1.03 per share result. Revenue for the first six months was $466.6 million compared with $469.0 million for 1996. The growth in net income was primarily attributable to improved gross margins as the result of lower paper costs for both the quarter and year-to-date periods.

The Document Management Division reported revenue of $171.5 million and $339.8 million for the quarter and year-to-date periods, representing increases of .7% and 1.8%, respectively. Within the Document Management Division, volume continued to shift from traditional rotary products, down 3.2% year-to-date, to targeted growth areas consisting of Stanfast's on demand printing, Imaging Services Group's print processing and fulfillment, and Distribution Service's inventory management. These three areas, taken as a whole, were up 10.5% year-to-date and accounted for 37.5% of total division revenue.

The Communicolor Division's revenue continued to decline for both the quarter, down 9.4% to $22.7 million, and the first half, down 9.7% to $45.3 million. Fifty percent of the decline was attributable to lower prices on a year-to-date basis. The benefits of recent changes in sales management and staffing levels, the announcement of two new product offerings, and continued cost control are not expected to have a noteworthy effect until late fourth quarter.

The Document Systems Division reported revenue of $41.6 million for the second quarter, down 2.1%, and $80.2 million year-to-date, down 2.6%. During the second quarter, equipment and maintenance revenues declined 19.2% and .8%, respectively, while the Pressure Sensitive Group and supplies revenues increased 5.2% and .4%, respectively. On a year-to-date basis, equipment and maintenance revenues declined 16.9% and 6.9%, respectively, while the Pressure Sensitive Group and supplies revenues increased 4.4% and 5.8%, respectively. Maintenance revenue declined as expected as a result of last year's pruning of unprofitable accounts. Document Systems Division's dollar gross margin increased 15.0% and 14.1% on a quarter and year-to-date basis, respectively, due to improved gross margins in both the maintenance and Pressure Sensitive groups, up 90.7% and 24.2%, respectively, on a year-to-date basis.

The Company's gross margin for all products and services continued to improve for both the second quarter and first half, increasing 5.3% and 7.5%, respectively. Gross margin as a percentage of revenue in the current quarter was 40.8%, consistent with the first quarter's 40.7%. Gross margin as a percentage of revenue improved 2.5 percentage points



- 6 of 10 -
over the prior year's 38.3% for the current quarter and 3.0 percentage points over the prior year-to-date's 37.7%.

The improvements in gross margin were attributable to lower paper price levels in both the Document Management Division and the Document Systems Division's Pressure Sensitive Group, along with improved cost controls in the Document Systems Division's maintenance group. Paper prices are expected to increase in the near term to levels experienced at the end of last year. No LIFO inventory adjustments were recorded on a year-to-date basis in either year.

Selling, administrative, and engineering expenses increased 6.0% and 7.3% for the quarter and year-to-date periods, respectively, as a result of increased sales support personnel related to the rollout of the STAR sales office automation project and increased information systems expense to support the development of new client server applications.

Depreciation and amortization increased approximately 12% for both the quarter and year-to-date periods in line with current higher capital spending levels. Interest expense decreased fifty percent as a result of a $3.2 million decrease in debt level compared to the prior year.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong. Cash and cash equivalents of $79.7 million exceeded total long term debt of $4.6 million by $75.1 million. Net cash flow from operating activities for the first half of 1997 was $68.8 million resulting primarily from increased net income and reductions in accounts receivable, down 10.8%. Current assets were 4.5 times the level of current liabilities.

Capital expenditures for the first half of 1997 totaled $30.6 million, in line with the Company's anticipated $60 million annual capital expenditure level. In addition, the Company continued its stock repurchase program, purchasing $6.1 million in the current quarter and $11.4 million in the first half.

The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs for the near term.
















                              - 7 of 10 -

                 THE STANDARD REGISTER COMPANY
                       PART II - OTHER INFORMATION


ITEMS 1 THRU 5
--------------

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

August 12, 1997




                          THE STANDARD REGISTER COMPANY




                                    /s/  C. J. Brown
                          -----------------------------------------
                       By C. J. Brown, Sr. Vice President, Administration,
                                      Treasurer & Chief Financial Officer





























                                      - 9 of 10 -

                          EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule












































                                     - 10 of 10 -