Form 10-Q
period 1997-09-28
STANDARD REGISTER CO
filed 1997-11-12
CIK 93456

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarter Ended September 28, 1997

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
                            ---      ---


     CLASS                   OUTSTANDING AS OF September 28, 1997

Common Stock - $1.00 Par Value            23,688,385

Class A Stock - $1.00 Par Value            4,725,000



                           - 1 of 10

                         THE STANDARD REGISTER COMPANY
                                     INDEX

                                                            Page
                                                             No.
                                                             ---
PART I - FINANCIAL STATEMENTS
-----------------------------
  Balance Sheet
   September 28, 1997, December 29, 1996                      3


  Statement of Income
   13 Weeks Ended September 28, 1997 and September 29, 1996
   39 Weeks Ended September 28, 1997 and September 29, 1996   4



  Statement of Cash Flows
   39 Weeks Ended September 28, 1997 and September 29, 1996   5


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
-----------------------------------------
                                  - 2 of 10 -

                         THE STANDARD REGISTER COMPANY
                                 BALANCE SHEET
                            (Dollars in Thousands)

          ASSETS                             September 28, December 29,
                                                  1997        1996
                                              (Unaudited)   (Audited)
                                              -----------  ------------
 CURRENT ASSETS
  Cash and Cash Equivalents                   $ 78,567     $ 64,550
  Investment held to maturity                   16,339        1,215
  Accounts Receivable, less Allowance
   for Losses                                  168,655      178,711
  Inventories
   Finished Products                            58,819       55,449
   Jobs in Process                              18,331       18,573
   Materials and Supplies                       10,024       12,130
  Deferred Income Tax                            8,206        8,206
  Prepaid Expense                                5,737        6,153
                                              --------     --------
   Total Current Assets                        364,678      344,987
                                              --------     --------
PLANT AND EQUIPMENT
  Buildings and Improvements                    65,610       61,711
Machinery and Equipment                        261,957      224,702
  Office Equipment                              49,803       60,894
                                              --------     --------
   Total                                       377,370      347,307
                                              --------     --------
  Less Accumulated Depreciation                163,623      141,021
   Depreciated Cost                            213,747      206,286
  Construction in Process                       33,720       26,160
  Land                                           4,081        3,512
                                              --------     --------
   Total Plant and Equipment                   251,548      235,958
                                              --------     --------
OTHER ASSETS
  Goodwill, Patents, and Other                   3,159        3,278
  Investment in F3                               5,277        2,890
  Investment in Polyforms Joint Venture            250        1,000
                                              --------     --------
   Total Other Assets                            8,686        7,168
                                              --------     --------
TOTAL ASSETS                                   624,912      588,113
                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                              20,587       20,225
  Dividends Payable                                  -        5,738
  Accrued Compensation                          33,853       34,355
  Accrued Other Expense                            947        5,536
  Accrued Taxes, except Income                   6,941        5,902
  Income Taxes Payable                           2,253        2,624
  Customer Deposits                             21,189        4,185
  Deferred Service Contract Income               8,352        7,274
                                              --------     --------
   Total Current Liabilities                    94,122       85,839
                                              --------     --------
LONG-TERM LIABILITIES
  Long-Term Debt                                 4,600        4,600
  Retiree Healthcare                            28,718       27,643
Deferred Income Taxes                           16,785       16,785
                                              --------     --------
   Total Long-Term Liabilities                  50,103       49,028
                                              --------     --------

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,302,091 Shares Issued in 1997             24,302
   24,204,392 Shares Issued in 1996                          24,204
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                 4,725        4,725
   Capital in Excess of Par Value               31,402       28,705
   Retained Earnings                           437,214      400,387
   Treasury Stock, 613,706 Shares at Cost      (16,956)
                                              --------
                   239,486 Shares at Cost                    (4,775)
                                                           --------
  Total Shareholders' Equity                   480,687      453,246
                                              --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       $624,912     $588,113
                                              ========     ========

                                     - 3 of 10 -

                            THE STANDARD REGISTER COMPANY
                                STATEMENT OF INCOME
                        (In Thousands except Data Per Share)
                                    (Unaudited)

                                   Third Quarter        Nine Months
                                 13 Weeks Ended       39 Weeks Ended
                                Sept 28,  Sept 29,   Sept 28,  Sept 29,
                                  1997      1996       1997      1996
                                --------  --------   --------  --------
TOTAL REVENUE                   $237,243  $230,853   $703,824  $699,878
                                --------  --------   --------  --------
COSTS AND EXPENSES
Cost of Products Sold            139,789   139,418    416,244   431,509
Engineering & Research             2,227     2,023      7,020     6,037
Selling and Administrative        58,059    53,687    171,010   159,418
Depreciation and Amortization      9,712     8,643     28,339    25,331
Interest                              71       118        218       425
                                --------  --------   --------  --------
Total Costs and Expenses         209,858   203,889    622,831   622,720
                                --------  --------   --------  --------

INCOME BEFORE INCOME TAXES        27,385    26,964     80,993    77,158

Income Taxes                      11,135    10,899     32,796    31,444
                                --------  --------   --------  --------
NET INCOME                       $16,250   $16,065    $48,197   $45,714
                                ========  ========   ========  ========
Average Number of Shares
   Outstanding (000)              28,498    28,687     28,498    28,687

DATA PER SHARE

 Net Income                      $  0.57   $  0.56    $  1.69   $  1.59

 Dividends Paid                     0.20      0.19       0.60      0.57








                                      - 4 of 10 -

                              THE STANDARD REGISTER COMPANY
                                STATEMENT OF CASH FLOWS
                                (Dollars in Thousands)
                                      (Unaudited)

                                                 Nine Months
                                                39 Weeks Ended
                                              Sept 28,   Sept 29,
                                                1997       1996
                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                   $ 48,197    $ 45,714
                                             --------    --------
Add Items not Affecting Cash:
     Depreciation and Amortization             28,339      25,330
     Loss (Gain) on Sale of Facilities            245         (30)
     Net Change to Investments                  1,267         989
     Net Change to Retiree Healthcare           1,075         945
Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                       10,056      27,719
     Inventories                               (1,022)     15,855
     Other Assets                                 417        (544)
     Accounts Payable                             362       1,379
     Accrued Expenses                          (4,052)        817
     Income Taxes Payable                        (371)        781
     Customer Deposits                         17,004      (2,264)
     Deferred Service Income                    1,078         138
                                             --------    --------
Net Adjustments                                54,398      71,115
                                             --------    --------
  Net Cash Provided by Operating Activities   102,595     116,829
                                             ========    ========

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                  401         951
Proceeds from Sale of Short-term investments        -         115
Purchase of Short Term Investments             15,000)          -
Additions to Plant and Equipment              (44,456)    (44,317)
Investment in F3 Corporation                   (3,028)       (751)
Investment in Polyforms Joint Venture               -        (157)
                                             --------    --------
Net Cash (Used in) Investing Activities       (62,083)    (44,159)
                                             ========    ========

CASH FLOWS FROM FINANCING ACTIVITIES
Principal Payments on Debt                          -      (3,235)
Proceeds from Issuance of Common Stock          2,794       1,118
Redemption of Common Stock                    (12,181)          5
Dividends Paid                                (17,108)    (16,355)
                                             --------    --------
  Net Cash (Used in) Financing Activities     (26,495)    (18,467)
                                             ========    ========
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                           14,017      54,203

Cash and Cash Equivalents, Beginning           64,550      33,646
                                             --------    --------
CASH AND CASH EQUIVALENTS, ENDING            $ 78,567    $ 87,849
                                             ========    ========

                                      - 5 of 10 -

                     THE STANDARD REGISTER COMPANY
                   MANAGEMENT DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------

Net Income for the third quarter 1997 rose 1.2% to $16.3 million or $.57 per share, compared to $16.1 million or $.56 per share for the comparable quarter of 1996. Revenue for the quarter was $237.2 million, a 2.8% increase compared to the $230.9 million reported in the third quarter 1996. For the nine months year-to-date period, Net Income was $48.2 million or $1.69 per share, a 5.4% increase compared to 1996's $45.7 million and $1.59 per share result. Revenue for the first nine months was $703.8 million compared with $699.9 million for the comparable period in 1996. The 2.8% increase in revenue for the quarter showed a slight improving trend compared to the .5% decline reported in the first half of 1997. Overall, the growth in net income was primarily attributable to improved gross margins, up 6.6% and 7.2% for the quarter and year-to-date periods, respectively, offset by increases in operating expenses and depreciation.

The Document Management Division reported revenue of $174.9 million and $514.7 million for the quarter and year-to-date periods, representing increases of 6.1% and 3.2%, respectively. The current quarter's strong revenue growth was driven by the division's Stanfast on demand printing group, up 26.1%, and the Imaging Services print processing and fulfillment group, up 12.4%. The Stanfast Group's 26.1% growth includes the transfer of envelope products previously subcontracted by the Company; restating the prior year's revenue for the inclusion of envelopes, the Stanfast Group's revenue increased 14.2%. The Document Management Division experienced improved unit growth of 4% for the quarter.

The Communicolor Division reported revenue of $23.6 million for the third quarter, 1997. While this was a 3.0% decline from the comparable period in 1996, it compared favorably to the average decline in the preceding four quarters of 11.5%. On a year-to-date basis, the Communicolor Division reported revenue of $68.9 million, down 7.5%.

The Document Systems Division reported revenue of $37.9 million for the third quarter, down 6.7%, and $118.1 million on a year-to-date basis, down 3.9%. Contributing to the third quarter decline was a 20.0% decline in equipment revenue reflecting the on-going transition to new intelligent printing application products, a 4.5% decline in maintenance revenue as a result of last year's pruning of unprofitable accounts, and a 4.0% decline in the Pressure Sensitive Group due to increased discounting of labels. Partially offsetting these declines was an increase in supplies revenue, up 3.7% for the quarter.

The Company's gross margin for all products and services continued to improve for both the third quarter and nine months year-to-date, increasing 6.6% and 7.2%, respectively. Gross margin as a percentage of revenue was 41.1% for the third quarter, slightly higher than the first half's 40.7%. Gross margin as a percentage of revenue improved 1.5 percentage points over the prior year's 39.6% for the quarter and 2.6 percentage points over the prior year-to-date's 38.3%.


                            - 6 of 10 -

The improvements in gross margin on a year-to-date basis continue to be attributable to lower paper price levels in both the Document Management Division and the Document Systems Division's Pressure Sensitive Group, along with improved cost controls in the Document Systems Division's maintenance group. No LIFO inventory adjustments were recorded on a year-to-date basis in either year. During the third quarter, the price of white bond paper, which accounts for approximately 50% of the total paper used by the Company, increased approximately 6% and another 6% increase is expected in the fourth quarter. The anticipated year-end price levels should be reflective of the prices experienced at the end of 1996. Accordingly, the year end LIFO inventory adjustment is not expected to have a material effect on earnings.

Selling, administrative, and engineering expenses increased 8.2% and 7.6% for the quarter and year-to-date periods, respectively, reflecting increased sales support expense related to the roll out of the STAR sales office automation system and heavier investment in information services related to the development and support of new internal client server applications. Depreciation and amortization expense continued to increase approximately 12% for both the quarter and year-to-date periods in line with higher capital spending levels.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong. Cash and cash equivalents of $78.6 million exceeded total long term debt of $4.6 million by $74.0 million. Net cash flow from operating activities on a year-to-date basis was $102.6 million resulting from higher net income, a 5.6% reduction in accounts receivable, and a $17 million increase in customer deposits. Current assets were 3.9 times the level of current liabilities.

Capital expenditures on a year-to-date basis totaled $44.5 million including the purchase of a $2.7 million Memphis, Tennessee manufacturing facility to house a new Stanfast demand print center utilizing color digital technology. The Company's anticipated annual capital expenditure level remains at $60 million. During the quarter, the Company also invested $15 million in short term investments and repurchased an additional $.8 million of the Company's stock, bringing the total year-to-date stock repurchases to $12.2 million.

The Company believes that a combination of internally generated funds and current cash reserves will be adequate to meet operating and financing needs in the near term.


















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

November 11, 1997




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