Form 10-K
period 1997-12-28
STANDARD REGISTER CO
filed 1998-03-27
CIK 93456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 28, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 10, 1998 was approximately $405,846,000, based on a closing sales price of $32.75 per share on March 10, 1998.

At March 10, 1998, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value                          23,706,612 shares
    Class A stock, $1.00 par value                          4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 15, 1998.

                          THE STANDARD REGISTER COMPANY

                                    FORM 10-K

                                     PART I



ITEM 1. - BUSINESS

         The Standard Register Company began operations in 1912 in Dayton, Ohio. Throughout its history, the Company's primary business has been the design, manufacture, and sale of business forms. To meet the needs of today's business environment, the business form has evolved to incorporate a wide range of sophisticated features and related services that facilitate the recording, storage and communication of business transactions and information.

         On December 31, 1997, the Company acquired the stock of Uarco Incorporated (UARCO) for $245 million in cash. The acquisition was in line with the Company's goal to become the leading document management company in the industry. The addition of UARCO enhances the Company's positions in key industry and product growth segments and creates the opportunity for significant economies of scale. With the acquisition, Standard Register believes it will be the largest company in the U.S. forms and pressure sensitive label market with an approximate 15 percent share. Moore Corporation is estimated to be a close second in the U.S. market.

         The UARCO acquisition occurred after the December 28, 1997 cut-off for the Company's fiscal year and was therefore not reflected in the Company's 1997 financial statements. UARCO's estimated 1997 sales were $474 million, nearly 50 percent the size of Standard Register's $966 million in revenue. The Company filed reports dated January 15, 1998 and March 13, 1998 on Forms 8K and 8K/A with respect to the acquisition.

         Effective January 1, 1998, the Company realigned its products and services into two divisions. The Document Management and Systems Division produces and delivers document management solutions to customers, including workflow consulting, document design, custom printed forms and labels, electronic forms, distribution services, and distributed intelligent printing and mailing systems. The Company's Impressions Division is built generally around the application of variable imaging technology, providing print on demand, promotional direct mail, and document and plastic card fulfillment services.

         The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Documents are printed at 68 geographically disbursed locations in the U.S., including 15 sites obtained in the UARCO acquisition. Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery. The management of document inventories to provide just-in-time delivery is a major element of customer service.

         The Company purchases raw paper in a wide variety of weights, grades, and colors from various paper mills in the United States and Canada. Carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors. Continuing efforts are made to assure adequate supplies to meet present and future sales objectives. The Company fills its needs by ordering from suppliers of long-standing relationship.

         The Company had engineering and research expense during 1997 of $9.1 million compared to $7.8 million for both 1996 and 1995. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve seventy-two professional employees.

         Expenditures for property, plant and equipment totaled $61.3 million in 1997, compared to $57.8 million and $48.3 million in 1996 and 1995, respectively.

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

      3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 3.5 to 1 at December 28, 1997 as compared to 4.0 to 1 at December 29, 1996 and 3.4 to 1 at December 31, 1995. Total debt, including long-term and current maturities, was 0.9% of total capital at year-end 1997, compared to 1.0% and 2.6% for years-end 1996 and 1995, respectively. At year-end 1997, cash, cash equivalents and short-term investments exceeded current and long-term debt by $79 million. Following the close of the fiscal year, the Company financed the $245 million acquisition of UARCO by applying $15 million of cash and borrowing $230 million under a $300 million revolving credit agreement. On a pro-forma basis, adjusting for the effects of the acquisition, the Company's year-end 1997 current ratio would be 3.6 to 1 and the net debt (total debt less cash, cash equivalents, and short-term investments) to total capital ratio would be 25.4 percent. These relationships demonstrate the soundness of the Company's financial position.

      4.) The business of the Company taken as a whole is not dependent upon any single customer or a few customers. No single customer accounts for 10% or more of total revenue.

      5.) The Company's backlog of custom printing orders at February 28, 1998 was $85.7 million compared to $53.8 million and $58.2 million at February 28, 1997 and February 29, 1996, respectively. The February 28, 1998 backlog included $17.6 million of business acquired in the UARCO acquisition. All orders are expected to be filled within the ensuing fiscal year.

      6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

      7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

      8.) At February 28, 1998, the Company had 9,743 employees compared to
          6,488 and 6,460 at February 28, 1997 and February 29, 1996,
          respectively. The February 28, 1998 count included 2,894 employees resulting from the UARCO acquisition.

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

         In 1994, the Company entered into a joint venture with Russian and Dutch partners to manufacture and market business forms in Russia. The Company's $5.9 million investment was primarily in the form of refurbished equipment no longer required by the Company in its U.S. operations. As a result of the difficult business environment in Russia, the Company has written off its investment, taking pretax charges of $4.9 million and $1.0 million in years 1996 and 1997, respectively.

ITEM 2 - PROPERTIES

         The Company's principal production facilities are located in the following cities:

                    -  Dayton, Ohio
                    -  Newark, Ohio
                    -  Eudora, Kansas
                    -  Shelbyville, Indiana
                    -  Middlebury, Vermont
                    -  York, Pennsylvania
                    -  Fayetteville, Arkansas
                    -  Porterville, California
                    -  Cincinnati, Ohio
                    -  Murfreesboro, Tennessee
                    -  Terre Haute, Indiana
                    -  Salisbury, Maryland
                    -  Rocky Mount, Virginia
                    -  Kirksville, Missouri
                    -  Tampa, Florida
                    -  Spring Grove, Illinois
                    -  Charlotte, North Carolina

         The following principal production facilities are from the acquisition of UARCO:

                    -  Corning, Iowa
                    -  Deep River, Connecticut
                    -  Fulton, Kentucky
                    -  Roseburg, Oregon
                    -  Radcliff, Kentucky
                    -  Toccoa, Georgia
                    -  Watseka, Illinois

         With the exceptions of Tampa, Florida and Toccoa, Georgia, these facilities are owned by the Company. In addition, the Company operates 38 smaller Stanfast Print Centers (including eight from the acquisition) and fourteen Imagining Service Centers. In most cases these facilities are located in major metropolitan locations in the U.S. and are leased.

         The Company's current capacity, augmented by modest capital additions, is expected to be sufficient to meet production requirements for the foreseeable future. Capacity utilization varies significantly by press size and feature capability. Most presses are in the 50 - 95 percent utilization range, averaging an estimated 70 percent overall. The Company believes its production facilities are suitable to meet future production needs.

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


EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                         Officer
       Name                   Age                 Office and Experience                                   Since
       ----                   ---                 ---------------------                                   -----

Alan L. Baughn                62     Vice President and Secretary.  Mr. Baughn has served                 1995
                                     in this position since April 1997. He previously
                                     served as Vice President, Corporate Planning and
                                     Development from March 1995 to April 1997 and Assistant
                                     Vice President, Corporate Planning and Development from
                                     August 1992 to March 1995.

Craig J. Brown                48     Senior Vice President, Administration, Treasurer and                 1987
                                     Chief Financial Officer. Mr. Brown has served in his
                                     current position since March 1995, having previously
                                     served as Vice President, Finance and Treasurer from April
                                     1987 to March 1995.

Brian W. Calabro              41     Vice President, Sales and Marketing, Document Management             1997
                                     Division. Mr. Calabro has served in his current position
                                     since April 1997. He previously served as General Sales
                                     Manager, National Accounts since July 1994 and Manager,
                                     National Account Sales since November 1990.

H. Franklin Coffman           59     Vice President, Customer Service and Communications.                 1995
                                     Mr. Coffman has served in this position since March 1995.
                                     Previously he held positions as Assistant Vice President,
                                     Customer Service and Communications from January 1995 to
                                     March 1995, Director, Field Automation and Customer
                                     Support from October 1993 to January 1995, and National
                                     Sales Manager from January 1992 to October 1993.

John L. Crawford              62     Vice President, Internal Auditing. Mr. Crawford was elected          1995
                                     to this position in March 1995. He previously served as
                                     Assistant Vice President, Internal Auditing since August
                                     1992.

James H. DeYoung              59    Vice President, International Operations. Mr. DeYoung has             1995
                                    served in this position since March 1995. He previously
                                    served as Assistant Vice President, International
                                    Operations from January 1994 to March 1995 and Director,
                                    World Trade from October 1990 to January 1994.

Peter A. Dorsman              43    Senior Vice President and General Manager,  Document Systems          1996
                                    Division. Mr. Dorsman has served in this position since
                                    April 1997. He served as Senior Vice President and General
                                    Manager, Equipment Division from January 1996 to April
                                    1997. Prior to joining Standard Register in January 1996,
                                    he held a number of senior marketing, strategic planning,
                                    and sales management positions with NCR Corporation.

Paul H. Granzow               70    Chairman, Board of Directors.  Mr. Granzow has served has             1984
                                    Chairman of the Board of Directors since January 1984. He
                                    is co-trustee of the John Q. Sherman Trust and also serves as Senior Vice President and Director of the Weston Paper
                                    and Manufacturing Company.

Peter S. Redding              59    President and Chief Executive Officer. Mr. Redding has                1981
                                    served in his current position since December 1994. He
                                    previously served as Executive Vice President and Chief
                                    Operating Officer from January 1994 to December 1994 and
                                    Executive Vice President, Forms Division from January 1992 to January 1994.

C. Thomas Russell             44    Vice President, Electronic Products and Chief                         1995
                                    Information Officer. Mr. Russell has served in this position since joining Standard Register in August 1995. Previously he was a partner with a major management and software
                                    consulting firm.

John E. Scarpelli             54    Vice President, Human Resources.  Mr. Scarpelli was elected           1995
                                    to this position in March 1995. He previously served as
                                    Assistant Vice President, Human Resources from January
                                    1993 to March 1995.

Joseph V. Schwan              61    Executive Vice President and Chief Operating Officer.                 1991
                                    Mr. Schwan has served in this position since April 1997.
                                    Previously he served as Senior Vice President and General
                                    Manager, Document Management Division from March 1995 to
                                    April 1997 and Vice President, Forms Sales and Marketing
                                    from August 1991 to March 1995.

Harry A. Seifert, Jr.         60    Vice President, Manufacturing. Mr. Seifert has held his               1987
                                    current position since January 1997. Previously he had
                                    been Vice President, Forms Manufacturing, Document
                                    Management Division since August 1992.

Michael Spaul                 50    Senior Vice President and General Manager, Communicolor.              1991
                                    Mr. Spaul has served in this position since March 1995. He served as Vice President and General Manager of the
                                    Communicolor Division from January 1990 through March
                                    1995.

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


                                                       1997
          --------------------------------------------------------------------------------------------------

                                  Cash
          Quarter                Dividend              High                      Low                  Last
          -------                --------              ----                      ---                  ----

           1st                    $0.20                $35.50                   $31.75               $33.12
           2nd                    $0.20                $35.75                   $30.50               $30.50
           3rd                    $0.20                $35.25                   $30.50               $32.75
           4th                    $0.20                $35.50                   $32.00               $35.37



                                                       1996
          --------------------------------------------------------------------------------------------------

                                  Cash
          Quarter                Dividend              High                      Low                  Last
          -------                --------              ----                      ---                  ----

           1st                    $0.19                $24.37                   $19.00               $23.75
           2nd                    $0.19                $28.87                   $23.37               $24.62
           3rd                    $0.19                $27.87                   $22.87               $27.62
           4th                    $0.19                $32.50                   $25.37               $32.50


    (b) The number of shareholders of record of the Company's common stock as of March 10, 1998 was 3,298, excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

    (c) Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data                 1997           1996           1995           1994            1993
------------------------------                 ----           ----           ----           ----            ----
                                                               Thousands except for per share data
                                              ---------------------------------------------------------------------
Revenue                                      $965,674        $943,979       $903,240       $767,415        $722,120

Net income                                     66,894          63,157         47,759         43,876          42,185

Earnings per share:

      Basic                                      2.35            2.20           1.67           1.53            1.47

      Diluted                                    2.33            2.19           1.67           1.53            1.47

Selected Balance Sheet Data
---------------------------

Total assets                                 $647,018        $588,113       $555,503       $525,659        $502,333

Long-term debt                                  4,600           4,600          4,600         11,071          17,546

Other
-----

Cash dividends paid
  per share                                       .80             .76            .72            .68             .64


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: 1997 Compared to 1996
--------------------------------------------

            Net Income for 1997 was a record $66.9 million, 5.9 percent above the $63.2 million reported for the prior year; Basic Earnings Per Share were $2.35 compared to 1996's $2.20 result.

            Total Revenue for 1997 was $965.7 million, up 2.3 percent from $944.0 million in fiscal 1996. The largest of the Company's three divisions, The Document Management Division, recorded a 4.3 percent increase in revenue to $702.2 million, reflecting estimated gains of 2.1 percent in units and 2.2 percent in average selling prices. Within this Division, traditional business forms and related services were down 1.9 percent, which compares favorably to an estimated 4.0 percent decline in industry demand for these products. Revenues for the Imaging Services and Stanfast Groups were up 21.0 percent and 26.2 percent, respectively, as the Company continued to exploit the significant growth opportunities in these markets. The Company believes it continues to pick up market share.

            The Communicolor Division reported revenue of $97.3 million, down
4.2 percent from the prior year. The decline was attributed in part to the mailing of fewer pieces by many of the Division's customers and competitive pressures from commercial printers equipped with high resolution imaging equipment. The Division took actions in 1997 to bolster its sales force and product offering and saw consistent progress during the year; after seven consecutive quarters of sales declines, fourth quarter revenue increased 5.0 percent.

            Revenue for the Document Systems Division was $163.1 million, down
0.9 percent from 1996's result. New equipment installations were off 7.7 percent reflecting the continuing transition from traditional forms handling equipment to newer generation intelligent printing systems. Equipment maintenance was also lower, off 2.9 percent, which resulted in part from an effort to trim unprofitable business; parenthetically, dollar gross margins in the service segment increased $3.5 million despite a $1.1 million drop in revenue. In other product segments, supplies revenue rose 4.2 percent, Pressure Sensitive label business grew 1.9 percent, and Electronic Services increased 19.4 percent.

            The gross margin improved from 39.1 percent of revenue in 1996 to
40.3 percent in the year just ended and was the major contributing factor to the Company's increased profitability. This improvement is attributed primarily to modestly improved pricing, lower average paper prices, and other manufacturing cost improvements. After peaking at year-end 1995, paper prices generally fell off until June 1997, when the first of the year's three price increases was recorded. The Company raised the prices of its forms in December 1997 in response to the rising costs of paper and other operating items. Notwithstanding a competitive marketplace, the Company has historically been able to recover higher paper costs over time by providing high value added products and services to its customers.

            Selling, administrative, and engineering costs increased 7.0 percent from $225.6 million in 1996 to $241.5 million in 1997. The Company has increased its investment in information services as part of a plan to implement integrated systems to improve order management and management reporting. In addition, the Company increased its level of sales support resource in the field as part of its program to improve overall sales productivity.

         A program to ensure that the Company's systems are Year 2000 compliant by mid-year 1999 has been undertaken; $800,000 was incurred in 1997 and an estimated $9.2 million will be spent during 1998 and 1999.

            Depreciation and amortization rose 5.3 percent in response to higher capital spending during the last two years. The income tax rate was 39.7 percent compared to 41.4 percent in 1996. The lower tax rate is primarily attributed to Russian joint venture capital losses incurred in 1996 and for which current or future tax benefits were not provided.


Results of Operations: 1996 Compared to 1995
--------------------------------------------

         Net Income for 1996 was $63.2 million, 32.2 percent above 1995's $47.8 million result. Basic Earnings Per Share were $2.20 versus $1.67 in the prior year. There were two significant adjustments in 1996 that essentially offset one another: the write-down of the Company's investment in the Russian joint venture, equivalent to approximately $0.13 per share after tax, and a favorable LIFO inventory adjustment related to lower paper prices, also $0.13 per share.

         There was an unfavorable LIFO inventory adjustment in 1995 equivalent to $10.0 million after tax, or $0.34 per share. Excluding the LIFO adjustments in both years and the Russian joint venture adjustment, Net Income was 9.7 percent higher.

         Paper prices played significant roles in both years' results. The most recent paper cycle began in June 1994 as the strengthening world-wide demand for all paper products and relatively high utilization rates at paper mills supported the first of many closely spaced price increases. By June 1995 the weighted average of all papers purchased by the Company had risen nearly 45 percent. Paper prices remained stable for the balance of 1995 and fell during the first four months of 1996, remaining at that level for the balance of the year despite several attempts at increases by the paper companies. Average paper prices in 1996 were 13 percent lower than in 1995.

         Revenue in 1996 was $944.0 million, 4.5 percent above the $903.2 million reported for 1995. The Document Management Division reported $673.5 million in revenue, a 7.4 percent increase over 1995. Traditional business forms revenue rose 0.9 percent while the Imaging Services, Stanfast, and Distribution Services Groups produced a 23.7 percent overall increase.

         The Communicolor Division, a producer of promotional direct mail, reported revenue of $101.6 million, 11.5 percent below the 1995 result. This reduction reflected fewer mailings, lower paper prices, and new competition from commercial printers. Printing and imaging capacity added during 1996 was not fully utilized, producing lower operating margins.

         The Document Systems Division generated revenue of $164.7 million, up
6.0 percent compared to 1995's $155.3 million. Note that these results were restated for the reclassification of pressure sensitive labels and electronic services to this Division from the Document Management Division. Revenue from supplies was up 11.4 percent, but new equipment installations declined 2.3 percent and maintenance revenue was 5.5 percent below the prior year. The reduction in equipment revenue reflects a product rationalization as part of the Division's plan to focus primarily on intelligent printing applications. The drop in maintenance revenue reflected the pruning of unprofitable accounts, which produced a 4.0 percent increase in gross margin dollars despite the lower revenue.

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


Liquidity and Capital Resources
-------------------------------

            The Company's financial condition remained very strong. The total balance of cash and short-term investments was $83.6 million at year end, compared to $4.6 million in total debt. Shareholders' equity ended the year at $487.9 million.

             Cash flow from operations was sufficient to fund a record $61.3 million of capital expenditures, $3.0 million of additional investment in F3 Corporation, $22.8 million of dividends, $12.2 million of stock repurchases, and an increase in cash reserves of $17.8 million.

             Capital expenditures in 1997 went in major part for manufacturing capacity additions, automation of field sales offices, and internal application software development. The Company expects 1998 capital spending to be in the $65 million to $75 million range.

             On December 15, the Company entered into a $300 million unsecured five-year revolving credit agreement underwritten by KeyBank, N.A. to provide financing for the acquisition of Uarco, Inc. and other general corporate purposes. The Company closed on the $245 million acquisition on December 31, 1997, applying $15 million of corporate cash and borrowing $230 million under the revolver. Under the terms of the agreement, the interest rate is set periodically at a spread over the London Interbank Offered Rate (LIBOR); the spread is based upon the Company's ratio of net debt (debt less cash and short-term investments) to total capital. On a pro-forma basis, the Company's net debt to total capital ratio following the December 31 acquisition was 25.4 percent. The Company subsequently entered into a five-year swap agreement that effectively fixes the interest rate on $200 million of the debt at an all-in cost of 6.0 percent.

            In management's opinion, the combination of the revolving credit agreement and internally generated cash flow will be sufficient to provide for the Company's near-term financing needs.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Not applicable


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                          Page

      Independent Auditors' Report                                                                       15
      Balance Sheet - December 28, 1997 and December 29, 1996                                           16-17
      Statement of Income - Years ended December 28, 1997,
        December 29, 1996 and December 31, 1995                                                          18
      Statement of Shareholders' Equity - Years ended
       December 28, 1997, December 29, 1996 and December 31, 1995                                        19
      Statement of Cash Flows - Years ended December 28, 1997,
        December 29, 1996 and December 31, 1995                                                          20
      Notes to Consolidated Financial Statements                                                        21-30


  Index to Financial Statement Schedule, Years ended December 31, 1997,
    December 29, 1996 and December 31, 1995

      II. Valuation and Qualifying Accounts                                                              31

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or notes thereto.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                    PART III



         Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of shareholders.

                                     PART IV



ITEM 14 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                The financial statements and financial statement schedule are listed in the accompanying Index to Financial Statements on page 11 and are incorporated herein by reference.

           3.   EXHIBITS

                The exhibits as listed on the accompanying index to exhibits on page 14 are filed as part of this Form 10-K.

(b)      REPORTS ON FORM 8-K

                The Company filed no current reports on Form 8-K during the quarter ended December 28, 1997. Form 8-K and amended Form 8-K/A were filed on January 15, 1998 and March 13, 1998, respectively.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                        THE STANDARD REGISTER COMPANY


                                        By: /S/ P.S. Redding
                                            ------------------------------------
                                            P. S. Redding, President,
                                            Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 27, 1998:

     Signatures                                    Title
     ----------                                    -----


/S/  P. H. Granzow                     Chairman of the Board and Director
----------------------------
      P. H. Granzow


/S/  C. J. Brown                       Senior Vice-President - Administration,
----------------------------           Treasurer and Chief Financial Officer
      C. J. Brown



P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 27, 1998 as attorney-in-fact for the following directors of the Registrant:

          R. W. Begley, Jr.                     D. L. Rediker
          F. D. Clarke, III                     A. Scavullo
          G. G. Keeping                         J. J. Schiff, Jr.
          P. S. Redding                         C. F. Sherman
                                                J. Q. Sherman, II



                                        /S/ P. H. Granzow
                                        -------------------------------
                                        P. H. Granzow

                                INDEX TO EXHIBITS




     3. Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-8687.

     3.1 Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company. Incorporated by reference to Form 10-K for year ended December 31, 1995.

     10.     Material contracts

     10.3 The Standard Register Company Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

     10.4 The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

     10.6 The Standard Register Company Incentive Stock Option Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

     10.8 The Standard Register Company Deferred Compensation Plan. Incorporated by reference to Registration Statement No. 333-43055.

     10.9 The Standard Register Company Management Incentive Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

     10.10 Stock Purchase Agreement dated November 26, 1997. Incorporated by reference to Form 8-K filed January 15, 1998.

     10.11 The Standard Register Dividend Reinvestment and Common Stock Purchase Plan. Incorporated by reference to Registration Statement No. 333-05321.

     13.     Financial Statements and Financial Statement Schedule.

     23.     Consent of Independent Auditors.

     24. Power of Attorney of R.W. Begley, Jr., F.D. Clark III, G.G. Keeping, P.S. Redding, D.L. Rediker, A. Scavullo, J.J. Schiff, Jr., C.F. Sherman, J.Q. Sherman II.

     27.     Financial Data Schedule (EDGAR version).

                                                                           EX-13






                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

         We have audited the accompanying balance sheet of The Standard Register Company as of December 28, 1997 and December 29, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /S/ BATTELLE & BATTELLE LLP

                                                BATTELLE & BATTELLE LLP
                                                Certified Public Accountants


Dayton, Ohio
January 23, 1998

                          THE STANDARD REGISTER COMPANY

                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                       December 28     December 29
                       A S S E T S                        1997            1996
                                                      ------------     -----------
CURRENT ASSETS
  Cash and cash equivalents                             $ 67,556        $ 64,550
  Short-term investments                                  16,055           1,215
  Accounts receivable, less allowance for losses
    of $2,864 and $3,638, respectively                   191,031         178,711
  Inventories                                             85,546          86,152
  Deferred income taxes                                    6,168           8,206
  Prepaid pension expense                                  5,371             952
  Prepaid other expense                                    7,091           5,201
                                                        --------        --------
      Total current assets                               378,818         344,987
                                                        --------        --------




PLANT AND EQUIPMENT
  Buildings and improvements                              67,874          61,711
  Machinery and equipment                                237,320         224,702
  Office equipment                                        67,324          60,894
                                                        --------       ---------
      Total                                              372,518         347,307
    Less accumulated depreciation                        155,634         141,021
                                                        --------        --------
      Depreciated cost                                   216,884         206,286
  Plant and equipment under construction                  39,070          26,160
  Land                                                     4,081           3,512
                                                         -------        --------
      Total plant and equipment                          260,035         235,958
                                                        --------        --------



OTHER ASSETS                                               8,165           7,168
                                                        --------        --------



      Total assets                                      $647,018        $588,113
                                                        ========        ========

                          THE STANDARD REGISTER COMPANY

                                  BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                      December 28        December 29
        LIABILITIES AND SHAREHOLDERS' EQUITY              1997              1996
                                                      -----------        -----------

CURRENT LIABILITIES
  Accounts payable                                      $  25,296         $  20,225
  Dividends payable                                         5,968             5,738
  Accrued compensation                                     34,817            34,355
  Accrued other expense                                     4,581             5,536
  Accrued taxes, except income                              6,977             5,902
  Income taxes payable                                      1,155             2,624
  Customer deposits                                        21,003             4,185
  Deferred service contract income                          7,222             7,274
                                                        ---------         ---------
      Total current liabilities                           107,019            85,839
                                                        ---------         ---------


LONG-TERM LIABILITIES
  Long-term debt                                            4,600             4,600
  Retiree health care obligation                           28,779            27,643
  Deferred income taxes                                    18,685            16,785
                                                        ---------         ---------
      Total long-term liabilities                          52,064            49,028
                                                        ---------         ---------


SHAREHOLDERS' EQUITY
  Common stock, $1.00 par value:
    Authorized 50,500,000 shares
    Issued 1997 - 24,308,437; 1996 - 24,204,392            24,308            24,204
  Class A stock, $1.00 par value:
    Authorized 4,725,000 shares
    Issued - 4,725,000                                      4,725             4,725
  Capital in excess of par value                           31,599            28,705
  Retained earnings                                       444,259           400,387
  Cost of common shares in treasury:
    1997 - 615,073 shares; 1996 - 239,486 shares          (16,956)           (4,775)
                                                        ---------         ---------
      Total shareholders' equity                          487,935           453,246
                                                        ---------         ---------


      Total liabilities and shareholders' equity        $ 647,018         $ 588,113
                                                        =========         =========



See accompanying notes.

                          THE STANDARD REGISTER COMPANY

                               STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                    52 Weeks Ended   52 Weeks Ended  52 Weeks Ended
                                      December 28      December 29     December 31
                                         1997             1996             1995
                                    --------------   --------------  --------------

REVENUE                                $ 965,674        $ 943,979        $ 903,240
                                       ---------        ---------        ---------

COST AND EXPENSE
  Cost of products sold                  576,292          575,316          584,088
  Engineering and research                 9,100            7,842            7,813
  Selling and administrative             232,418          217,671          200,812
  Depreciation and amortization           36,646           34,814           29,326
  Interest                                   288              532              974
                                       ---------        ---------        ---------
      Total cost and expense             854,744          836,175          823,013
                                       ---------        ---------        ---------

INCOME BEFORE INCOME TAXES               110,930          107,804           80,227
                                       ---------        ---------        ---------

INCOME TAXES
  Current                                 40,098           42,009           32,752
  Deferred                                 3,938            2,638             (284)
                                       ---------        ---------        ---------
      Total income taxes                  44,036           44,647           32,468
                                       ---------        ---------        ---------

NET INCOME                             $  66,894        $  63,157        $  47,759
                                       =========        =========        =========



EARNINGS PER SHARE

  Basic                                $    2.35        $    2.20        $    1.67
                                       =========        =========        =========

  Diluted                              $    2.33        $    2.19        $    1.67
                                       =========        =========        =========



See accompanying notes.

                          THE STANDARD REGISTER COMPANY

                        STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                      52 Weeks Ended    52 Weeks Ended     52 Weeks Ended
                                        December 28       December 29        December 31
                                           1997              1996               1995
                                      --------------    --------------     --------------

COMMON STOCK
  Beginning balance                      $  24,204         $  24,142         $  24,085
  Add shares issued under:
    Stock Incentive Plan                        50                55                57
    Dividend Reinvestment Plan                  22                 7                 -
    Stock Option Plan                           32                 -                 -
                                         ---------         ---------         ---------
  Ending balance                            24,308            24,204            24,142
                                         ---------         ---------         ---------

CLASS A STOCK                                4,725             4,725             4,725
                                         ---------         ---------         ---------

CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                         28,705            27,450            26,507
  Add excess of market over par
    value of shares issued under:
      Stock Incentive Plan                   1,562             1,062               943
      Dividend Reinvestment Plan               709               193                 -
      Stock Option Plan                        623                 -                 -
                                         ---------         ---------         ---------
  Ending balance                            31,599            28,705            27,450
                                         ---------         ---------         ---------

RETAINED EARNINGS
  Beginning balance                        400,387           359,334           332,501
  Add net income for year                   66,894            63,157            47,759
  Less cash dividends declared             (23,022)          (22,104)          (20,926)
                                         ---------         ---------         ---------
  Ending balance                           444,259           400,387           359,334
                                         ---------         ---------         ---------

TREASURY SHARES
  Beginning balance                         (4,775)           (4,434)           (3,852)
  Cost of common shares purchased          (12,181)             (341)             (582)
                                         ---------         ---------         ---------
  Ending balance                           (16,956)           (4,775)           (4,434)
                                         ---------         ---------         ---------

    Total shareholders' equity           $ 487,935         $ 453,246         $ 411,217
                                         =========         =========         =========




See accompanying notes.

                          THE STANDARD REGISTER COMPANY

                             STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                      52 Weeks Ended     52 Weeks Ended   52 Weeks Ended
                                                        December 28       December 29       December 31
                                                            1997              1996              1995
                                                         ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  66,894         $  63,157         $  47,759
                                                         ---------         ---------         ---------
  Add (deduct) items not affecting cash:
    Depreciation and amortization                           36,646            34,814            29,326
    Loss (gain) on sale of assets                              346             1,508            (1,309)
    Unrealized gain on investments                            (294)                -                 -
    Loss on other investments                                1,852             4,383               830
    Provision for deferred income taxes                      3,938             2,638              (284)
  Increase (decrease) in cash arising from
    changes in assets and liabilities:
      Accounts receivable                                  (12,320)            2,998           (29,757)
      Inventories                                              606            11,665             2,856
      Other assets                                          (6,309)           (2,494)              202
      Accounts payable and accrued expenses                  6,789             1,762             8,159
      Income taxes payable                                  (1,469)               90               256
      Customer deposits                                     16,818            (4,149)           (1,473)
      Deferred income                                          (52)           (1,181)            1,095
                                                         ---------         ---------         ---------
        Net adjustments                                     46,551            52,034             9,901
                                                         ---------         ---------         ---------

        Net cash provided by operating activities          113,445           115,191            57,660
                                                         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant and equipment                         (61,287)          (57,783)          (48,332)
  Proceeds from sale of plant and equipment                    432             1,692             3,330
  Purchases of short-term investments                      (15,000)                -            (1,330)
  Sales of short-term investments                              455               115                 -
  Additions to other investments                            (3,028)           (1,008)           (5,555)
  Other investing activities                                   (36)                               (675)
                                                         ---------         ---------         ---------

        Net cash used in investing activities              (78,464)          (56,984)          (52,562)
                                                         ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                           -            (6,471)           (6,471)
  Proceeds from issuance of common stock                     2,998             1,317             1,000
  Purchase of treasury stock                               (12,181)             (341)             (582)
  Dividends paid                                           (22,792)          (21,808)          (20,634)
                                                         ---------         ---------         ---------

        Net cash used in financing activities              (31,975)          (27,303)          (26,687)
                                                         ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           3,006            30,904           (21,589)

  Cash and cash equivalents at beginning of year            64,550            33,646            55,235
                                                         ---------         ---------         ---------

CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                         $  67,556         $  64,550         $  33,646
                                                         =========         =========         =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the year for:
    Interest                                             $     141         $     565         $     999
    Income taxes                                         $  41,317         $  42,115         $  32,496
  Non-cash investing activities:
    Note receivable from sale of assets                  $       -         $     650         $       -

See accompanying notes.

                          THE STANDARD REGISTER COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Standard Register Company is a leading domestic supplier of business forms, pressure sensitive labels, business equipment, direct mail marketing materials, and document management services. The Company markets its products and services through a direct sales organization located in offices throughout the United States.

         The Company operates in a single industry segment - providing products and services that facilitate the recording, storage and communication of business transactions and information. The accounting policies that affect the more significant elements of the financial statements are summarized below.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         FISCAL YEAR - The Company's fiscal year ends on the Sunday nearest to December 31. Each of the fiscal years ending December 28, 1997, December 29, 1996, and December 31, 1995 had 52 weeks.

         CASH EQUIVALENTS - The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. These are primarily composed of repurchase agreements, municipal notes and bond funds, which are convertible to a known amount of cash and carry an insignificant risk of change in value. Cash equivalents are valued at cost plus accrued interest which also approximates market value.

         SHORT-TERM INVESTMENTS - Debt securities for which the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Securities are classified as trading when held for short-term periods in anticipation of market gains and are reported at fair market value, with unrealized gains and losses included in income.

         INVENTORIES - Inventories are valued at the lower of cost or market. Substantially all inventory costs are determined by the last-in, first-out
(LIFO) method. Finished products include printed forms stored for future shipment and invoicing to customers.

         PLANT AND EQUIPMENT - These assets are stated at cost less accumulated depreciation. Costs of normal maintenance and repairs are charged to expense when incurred. When the assets are retired or otherwise disposed of, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income. Impairment of asset value is recognized whenever events or circumstances indicate that carrying amounts are not recoverable.

         DEPRECIATION - For financial statement purposes, depreciation is computed by the straight-line method over the expected useful lives of the depreciable assets. Depreciation expense was $36,431 in 1997, $34,601 in 1996, and $29,143 in 1995. Estimated asset lives are:

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

         REVENUE RECOGNITION - The Company generally recognizes product and related services revenue at the time of shipment to the customer. Under contractual arrangements with some customers, custom forms which are stored for future delivery are recognized as revenue when manufacturing is complete and the order is invoiced. Revenue from equipment service contracts is recognized ratably over the term of the contract.

         EARNINGS PER SHARE - Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" is effective for the Company's 1997 fiscal year. This new standard changes the manner in which earnings per share (EPS) amounts are calculated and presented. Basic EPS is the per share allocation of net income available to shareholders based on the weighted average number of shares outstanding during the period. Diluted EPS represents the per share allocation of net income based on the weighted average number of shares outstanding plus all common shares that potentially could have been issued under the Company's stock option program.

         ACCOUNTING FOR STOCK OPTIONS - The Company follows Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its employee stock options. Under APB 25, no compensation expense is recognized in the financial statements because the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         NEW ACCOUNTING PRONOUNCEMENT - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement significantly changes the way public business enterprises report information about operating segments in annual financial statements. SFAS 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments for making operating decisions and assessing performance. SFAS 131 will be effective for the Company's 1998 fiscal year and the reported business segments will reflect the organizational structure of the Company at that time.


NOTE 2 - INVENTORIES

         Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $35,601 higher at December 28, 1997 and $34,885 higher at December 29, 1996.

          Inventories at the respective year-ends are as follows:

                                           December 28             December 29
                                              1997                     1996
                                           -----------             -----------

     Finished products                      $ 58,675                $ 55,449
     Jobs in process                          16,500                  18,573
     Materials and supplies                   10,371                  12,130
                                             -------                 -------

           Total                            $ 85,546                $ 86,152
                                             =======                 =======

NOTE 3 - LONG-TERM DEBT

            Long-term debt consists of industrial development revenue bonds issued by Rutherford County, Tennessee. Interest is payable semi-annually at 6.125%. Required annual principal payments subsequent to December 28, 1997 are as follows: 1998 - None; 1999 - $525; 2000 - $555; 2001 - $590; and 2002 - $630.


NOTE 4 - INCOME TAXES

         The provision for income taxes consists of the following:

                                                                     1997                1996                1995
                                                                     ----                ----                ----

        Current
          Federal                                                  $ 32,933            $ 33,285            $ 26,386
          State and local                                             7,165               8,724               6,366

        Deferred                                                      3,938               2,638           (     284)
                                                                   --------            --------             -------

                Total                                              $ 44,036            $ 44,647            $ 32,468
                                                                    =======             =======             =======


         The significant components of the deferred tax expense (benefit) are as follows:

                                                                     1997                1996                1995
                                                                     ----                ----                ----

        Depreciation                                               $  2,357           $     853           $   1,128
        Pension                                                       2,039               1,712                 391
        Inventories                                                     110                 267                 976
        Compensation and benefits                                  (    431)         (       33)         (    1,331)
        Allowance for doubtful accounts                                 312                 111          (      690)
        Retiree health care benefits                               (    457)         (      620)         (      393)
        Other                                                             8                 348          (      365)
                                                                  ---------             -------          ----------
              Total                                                $  3,938            $  2,638          ($     284)
                                                                    =======             =======            ========


         The components of the net deferred tax asset and liability as of December 28, 1997 and December 29, 1996 are as follows:

                                                                               December 28            December 29
                                                                                  1997                    1996
                                                                               -----------            -----------
Deferred tax asset:
        Allowance for doubtful accounts                                         $  1,153               $   1,465
        Inventories                                                                2,524                   2,634
        Compensation and benefits                                                  5,127                   4,696
        Pension                                                                 (  2,739)              (     700)
        Other                                                                        103                     111
                                                                                --------               ---------
                                                                                $  6,168               $   8,206
                                                                                 =======                ========
Deferred tax liability:
        Depreciation                                                            $ 30,272               $  27,915
        Retiree health care benefits                                            ( 11,587)              (  11,130)
                                                                                  ------                  -------
                                                                                $ 18,685               $  16,785
                                                                                 =======                 =======

         The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                 1997               1996                1995
                                                                 ----               ----                ----

        Statutory federal income tax rate                        35.0%              35.0%               35.0%
        State and local income taxes                              5.3                5.3                 5.3
        Other                                                   (  .6)               1.1                  .2
                                                                 ----               ----                ----

              Effective tax rate                                 39.7%              41.4%               40.5%
                                                                 ====               ====                ====


NOTE 5 - CAPITAL STRUCTURE

         The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of the Class A. Each of the 23,693,364 shares of Common outstanding has one vote, while each of the 4,725,000 shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.


NOTE 6 - EARNINGS PER SHARE DATA

         The following per share data show the amounts used in computing earnings per share (EPS) and the dilutive effects of stock options:

                                                                             52 Weeks Ended December 28, 1997
                                                                             --------------------------------
                                                                           Net               Shares           Income
                                                                         Income              (000's)         Per Share
                                                                         ------              -------         ---------

Basic                                                                  $  66,894             28,498            $2.35
                                                                                                                ====
Dilutive effect of stock options                                             -                  203
                                                                        --------            -------
Diluted                                                                $  66,894             28,701            $2.33
                                                                        ========             ======             ====


                                                                             52 Weeks Ended December 29, 1996
                                                                             --------------------------------
                                                                           Net               Shares           Income
                                                                         Income              (000's)         Per Share
                                                                         ------              -------         ---------

Basic                                                                  $  63,157             28,687            $2.20
                                                                                                                ====
Dilutive effect of stock options                                          -                     118
                                                                        --------             ------
Diluted                                                                $  63,157             28,805            $2.19
                                                                        ========             ======             ====


                                                                             52 Weeks Ended December 31, 1995
                                                                             --------------------------------
                                                                           Net               Shares           Income
                                                                         Income              (000's)         Per Share
                                                                         ------              -------         ---------

Basic                                                                  $  47,759             28,653            $1.67
                                                                                                                ====
Dilutive effect of stock options                                             -                  -
                                                                        --------             ------
Diluted                                                                $  47,759             28,653            $1.67
                                                                        ========             ======             ====

         The effects of stock options on diluted EPS are reflected through the application of the treasury stock method. Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company's shares at the average market price for the period.

NOTE 7 - STOCK OPTION PLAN

         During 1995, the Company adopted a stock option plan authorizing the issuance of options for 2,000,000 shares of common stock to selected employees. Under the terms of the plan, options may be either incentive or non-qualified. The options have a term of ten years. The exercise price per share, determined by a committee of the Board of Directors, may not be less than the fair market value on the grant date. The options are exercisable over periods determined when granted.

         In April 1996, the Company's shareholders ratified the initial grant on December 30, 1995 of 550,000 options with an exercise price of $20.125 per share. Options to purchase 231,000 shares were granted on December 28, 1996 with an exercise price of $32.375 per share. Options to purchase 214,000 shares were granted on December 27, 1997 with an exercise price of $35.3125 per share.

         The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in the Company's financial statements. Had compensation cost for the Company's stock option plan been determined based on the fair value of such awards at the grant dates, consistent with the methods of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", the Company's total and per share net income would have been reduced as follows:

                                                                 1997             1996               1995
                                                                 ----             ----               ----

     Net income                         As reported            $ 66,894         $ 63,157          $ 47,759
                                        Pro forma                65,101           62,512            47,759

     Basic earnings per share           As reported            $   2.35         $   2.20          $   1.67
                                        Pro forma                  2.28             2.18              1.67

     Diluted earnings per share         As reported            $   2.33         $   2.19          $   1.67
                                        Pro forma                  2.27             2.17              1.67

         The fair values of options granted in fiscal years 1997, 1996, and 1995 were estimated at $10.58, $10.37, and $6.12 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

                                                                 1997             1996              1995
                                                                 ----             ----              ----

     Risk-free interest rate                                       5.7%             6.2%              5.4%
     Dividend yield                                                2.0%             2.0%              2.0%
     Expected life                                              5 years          5 years           5 years
     Expected volatility                                          29.7%            31.5%             31.2%

         Following is a summary of the status of the Company's stock option plan during fiscal years 1997, 1996, and 1995:

                                                     1997                         1996                       1995
                                            -----------------------       -------------------       --------------------
                                                           Weighted                  Weighted                   Weighted
                                                           Average                   Average                     Average
                                                           Exercise                  Exercise                   Exercise
                                            Shares          Price         Shares      Price         Shares        Price
                                            ------          -----         ------      -----         ------        -----

Outstanding, beginning of year              776,000       $ 23.772       550,000     $ 20.125            -           -
Granted                                     227,000         35.313       231,000       32.375      550,000      $20.125
Exercised                                   ( 32,580)       20.125        -            -                 -           -
Canceled                                   ( 46,000)        21.728     (   5,000)     20.125             -           -
                                            ---------                    -------                   -------
Outstanding, end of year                    924,420                      776,000                   550,000
                                            =========                    =======                   =======

             Following is a summary of the status of stock options outstanding at December 28, 1997:

                  Number                     Number                     Exercise                 Remaining
                Outstanding                Exercisable                    Price                    Term
                -----------                -----------                    -----                    ----

                 472,420                     169,420                    $ 20.125                  8 years
                 225,000                     123,600                      32.375                  9 years
                 227,000                           -                      35.313                 10 years
                 -------                     -------

                 924,420                     293,020
                 =======                     =======


NOTE 8 - PENSION PLANS

         The Company has qualified defined benefit plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation at the time of retirement, or years of service and a benefit multiplier. The Company funds its pension plans based on allowable federal income tax deductions. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. The Company has non-qualified plans which provide benefits in addition to those provided in the qualified plans.

         Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

         Assumptions used in the respective accounting years to determine pension costs, are as follows:

                                                                              1997              1996             1995
                                                                              ----              ----             ----

        Discount rate                                                          8.5%              8.5%             8.5%
        Rate of increase in compensation levels                                5.0%              5.0%             4.0%
        Expected long-term rate of return on assets                           10.5%             10.5%             9.5%

           Pension costs consist of the following components:

                                                                             1997              1996             1995
                                                                             ----              ----             ----

        Service cost of benefits earned                                     $ 6,476          $  5,734         $  4,776
        Interest cost on projected benefit
          obligation                                                         13,265            12,431           10,573
        Actual gain on plan assets                                         ( 51,987)         ( 22,507)        ( 24,657)
        Asset gain deferred                                                  36,856            10,074           14,691
        Amortization of transition asset                                   (    120)         (    605)        (    722)
        Amortization of prior service costs                                   1,950             1,950            1,898
        Amortization of net loss from prior periods                             117                62                -
        Cost of early retirement window                                       1,118                 -                -
                                                                             ------           -------          -------

              Net pension cost                                              $ 7,675          $  7,139         $  6,559
                                                                             ======           =======          =======

         The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet at the respective year ends.

                                                         December 28, 1997                  December 29, 1996
                                                     ----------------------------      ------------------------------
                                                      Assets          Accumulated         Assets          Accumulated
                                                      Exceed            Benefits          Exceed            Benefits
                                                    Accumulated          Exceed        Accumulated           Exceed
                                                     Benefits            Assets          Benefits            Assets
                                                     --------            ------          --------            ------
Actuarial present value of:
  Accumulated benefit obligation
    Vested                                           $127,611           $  5,172         $115,115           $  3,050
    Non-vested                                          8,685                  -            8,724                390
                                                     --------          ---------         --------          ---------

      Total                                          $136,296           $  5,172         $123,839           $  3,440
                                                     ========          =========         ========          =========

  Projected benefit obligation                       $169,206           $  9,470         $155,513           $  6,421
                                                     ========          =========         ========          =========

Plan assets at fair value                            $204,935           $      -         $150,857           $      -
                                                     ========          =========         ========          =========

Plan assets greater (less) than
  projected benefit obligation                       $ 35,729          ($  9,470)       ($  4,656)         ($  6,421)

Unrecognized net (gain) loss                        (  32,575)             4,290               61              1,806

Unrecognized prior service cost                         7,509              1,439            9,227              1,670

Minimum liability adjustment                                -          (   1,431)               -          (     495)

Unrecognized transition asset                      (      120)                 -        (     240)                 -
                                                     --------          ---------         --------          ---------

Prepaid (accrued) pension expense                    $ 10,543          ($  5,172)        $  4,392          ($  3,440)
                                                     ========          =========         ========          =========

Net asset recognized in
  balance sheet                                      $  5,371                            $    952
                                                     ========                            ========


NOTE 9 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         In addition to providing pension benefits, the Company provides certain health care benefits for eligible employees who retired prior to July 1, 1992.

         The components of postretirement benefit costs are as follows:

                                                                       1997             1996             1995
                                                                       ----             ----             ----

     Service cost                                                           -              -                  -
     Interest cost                                                    $ 2,401          $ 2,728          $ 2,495
     Amortization of net loss from prior periods                           -               266              143
                                                                       ------           ------           ------

     Postretirement benefit cost                                      $ 2,401          $ 2,994          $ 2,638
                                                                       ======           ======           ======

         The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, amounted to $1,265, $1,452 and $1,662 in 1997, 1996, and 1995, respectively.

         The funded status of the plan at December 28, 1997 and December 29, 1996 is as follows:

                                                                                    December 28      December 29
                                                                                       1997              1996
                                                                                    -----------      -----------

     Accumulated postretirement benefit
       obligation for retirees                                                        $ 25,597         $ 29,182
     Plan assets                                                                             -                -
                                                                                       -------          -------
     Accumulated postretirement benefit
       obligation in excess of plan assets                                              25,597           29,182
     Unrecognized net gain (loss)                                                       3,182          (  1,539)
                                                                                       -------          -------

     Retiree health care obligation shown
       in balance sheet                                                               $ 28,779         $ 27,643
                                                                                       =======          =======

         The accumulated benefit obligation was determined using the unit credit method and an assumed discount rate of 8.5%. The assumed current health care cost trend rate is 10.5% in 1997 and gradually decreases to 6.5% in the year 2014.

         A one percent increase in the health care cost trend rates used would result in a $298 increase in the service and interest components of expense for 1997 ($341 for 1996) and a $3,048 increase in the postretirement benefit obligation at December 28, 1997 ($3,503 increase at December 29, 1996).


NOTE 10 - CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents, short-term investments, and trade receivables. The Company's credit risk with respect to trade receivables are, in management's opinion, limited due to industry and geographic diversification. As disclosed on the balance sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                   December 28, 1997             December 29, 1996
                                                                   -----------------             -----------------
                                                                Fair          Carrying         Fair         Carrying
                                                                Value          Amount          Value         Amount
                                                                -----          ------          -----         ------

Assets
    Cash and equivalents                                       $ 67,556       $ 67,556       $ 64,550       $ 64,550
    Securities held to maturity                                     760            760          1,215          1,215
    Trading securities                                           15,295         15,295              -              -

Liabilities
    Long-term debt                                             $  4,695       $  4,600       $  4,654       $  4,600

         The carrying amounts of cash equivalents and securities held to maturity approximate fair value because of the short maturities of those instruments. The fair value of trading securities is based on quoted market prices. The fair value of long-term debt is estimated based on quoted market prices for similar issues of the same remaining maturities.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

         Purchase commitments for capital improvements aggregated $8,972 at December 28, 1997. Also, the Company has purchase commitments for equipment for resale of $483 at December 28, 1997. The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

         The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $25,450 in 1997, $23,320 in 1996, and $21,692 in 1995.

         Rental commitments under existing leases at December 28, 1997, are:

                                                                                    Computer and
                                Real              Sales          Transportation         Other
                               Estate            Offices            Equipment         Equipment          Total
                               ------            -------            ---------         ---------          -----

     1998                      $7,703            $7,672               $308               $2,856         $18,539
     1999                       6,517             6,092                287                2,290          15,186
     2000                       5,302             4,366                161                1,844          11,673
     2001                       3,496             3,053                141                1,135           7,825
     2002                       1,895             1,535                 99                  999           4,528
     Later years                    -               172                230                   54             456

         In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.


NOTE 13 - SUBSEQUENT EVENTS

         On December 31, 1997, the Company acquired all outstanding shares of Uarco Incorporated (Uarco), a subsidiary of Settsu Corporation of Osaka, Japan, pursuant to a definitive purchase agreement dated November 27, 1997. Uarco produces and markets business forms, pressure sensitive labels, business equipment, supplies, and workflow systems to the U.S. market. At December 31, 1997, Uarco had approximately 3,200 employees located in 18 production facilities and 125 sales offices. The unaudited sales of Uarco during 1997 were approximately $470 million, excluding operations divested prior to the acquisition date.

         The purchase price was $245 million in cash, of which $230 million was financed under a new five-year, unsecured bank revolving credit agreement. The credit line provides for borrowings up to $300 million and bears interest at a floating rate of LIBOR plus a spread dependent upon the debt to equity ratio. On January 23, 1998, $200 million of the outstanding debt was swapped to an effective fixed interest rate of 6.09%.

         The acquisition will be accounted for as a purchase in fiscal 1998. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price allocation will be determined during 1998 when additional information becomes available. Results of operations for Uarco will be included with those of the Company beginning in fiscal 1998.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data follow:


                                                                       Quarters Ended
                                               ----------------------------------------------------------------------
                                               March 30         June 29             September 28          December 28
                                                 1997             1997                  1997                  1997
                                               --------         -------             ------------          -----------


Revenue                                        $230,114         $236,467              $237,243              $261,850

Gross margin*                                    93,589           96,537                97,454               101,802

Net income                                       14,948           16,999                16,250                18,697

    Basic earnings per share                        .52              .60                   .57                   .66

    Diluted earnings per share                      .52              .59                   .57                   .65


                                                                         Quarters Ended
                                               ----------------------------------------------------------------------
                                                March 31        June 30             September 29          December 29
                                                 1996             1996                  1996                   1996
                                                --------        -------             ------------          -----------


Revenue                                        $229,673         $239,352              $230,853              $244,101

Gross margin*                                    85,290           91,644                91,435               100,294

Net income                                       13,563           16,086                16,065                17,443

    Basic earnings per share                        .47              .56                   .56                   .61

    Diluted earnings per share                      .47              .56                   .56                   .60


                                                                       Quarters Ended
                                               -----------------------------------------------------------------------
                                                April 2         July 2               October 1             December 31
                                                 1995             1995                  1995                   1995
                                                -------         ------               ---------             -----------


Revenue                                        $204,499         $222,523              $227,922              $248,296

Gross margin*                                    74,509           77,090                78,455                89,098

Net income                                       10,781           12,041                11,718                13,219

    Basic earnings per share                        .38              .42                   .41                   .46

    Diluted earnings per share                      .38              .42                   .41                   .46



*  Revenue less cost of products sold.

                                                                     SCHEDULE II


                          THE STANDARD REGISTER COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   FOR THE THREE YEARS ENDED DECEMBER 28, 1997
                             (Dollars in thousands)





Column A                                  Column B                   Column C                 Column D            Column E
--------                                  --------                   --------                 --------            --------
                                                                      Additions
                                                                      ---------
                                                                (1)              (2)
                                                              Charged
                                         Balance at          (Credited)                                            Balance
                                         beginning            to costs           Other                             at end
Description                              of period          and expenses       Additions      Deductions          of period
-----------                              ---------          ------------       ---------      ----------          ---------



Year Ended December 28, 1997
----------------------------
  Allowance for doubtful
    accounts                             $    3,638         $    1,051                       $    1,825(a)       $    2,864
  Inventory obsolescence                      2,303              2,915                            2,362(b)            2,856



Year Ended December 29, 1996
----------------------------
  Allowance for doubtful
    accounts                            $    3,913           $   1,202                      $    1,477(a)        $    3,638
  Inventory obsolescence                      1,991              2,810                           2,498(b)             2,303



Year Ended December 31, 1995
----------------------------
  Allowance for doubtful
    accounts                             $    2,200         $    3,656                       $    1,943(a)       $    3,913
  Inventory obsolescence                      3,392              2,879                            4,280(b)            1,991




(a)  Net uncollectible accounts written off
(b)  Obsolete inventory scrapped or written
     down to realizable value