Form 10-Q
period 1998-03-29
STANDARD REGISTER CO
filed 1998-05-13
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 29, 1998

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



     CLASS                   OUTSTANDING AS OF March 29, 1998

Common Stock - $1.00 Par Value            23,701,305

Class A Stock - $1.00 Par Value            4,725,000



                                      - 1 of 12 -

                  THE STANDARD REGISTER COMPANY AND SUBSIDIARY

                                      INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   March 29, 1998, December 28, 1997                         3


  Statement of Income
   13 Weeks Ended March 29, 1998 and March 30, 1997          4



  Statement of Cash Flows
   13 Weeks Ended March 29, 1998 and March 30, 1997          5

  Notes to Consolidated Financial Statements                 6

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended December 28, 1997.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

  Management's Discussion and Analysis of the Interim
   Financial Statements                                      7-9

PART II - OTHER INFORMATION AND SIGNATURE                    10-12


                                   - 2 of 12 -

                  THE STANDARD REGISTER COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

          ASSETS                            March 29,  December 28,
                                                   1998       1997
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 45,442    $ 67,556
  Short Term Investments                       15,902      16,055
  Accounts Receivable, less Allowance
   for Losses                                 261,010     191,031
  Deferred Accounts Receivable, less
   Allowance for Losses                         24,733
  Inventories
   Finished Products                            91,075       58,675
   Jobs in Process                              30,797      16,500
               Materials and Supplies                        14,683
10,371
  Deferred Income Tax                           6,168       6,168
  Prepaid Expense                              10,368      12,462
   Total Current Assets                       500,178     378,818

PLANT AND EQUIPMENT
  Buildings and Improvements                   93,355      67,874
  Machinery and Equipment                     315,745     237,320
  Office Equipment                             57,199      67,324
   Total                                      466,299     372,518
  Less Accumulated Depreciation               168,140     155,634
   Depreciated Cost                           298,159     216,884
  Construction in Process                      49,924      39,070
  Land                                          9,457       4,081
   Total Plant and Equipment                  357,540     260,035

OTHER ASSETS
  Goodwill, Patents, and Other                 37,477       3,099
  Prepaid Pension Expense                       73,889
  Investment in F3                              4,785       5,066
     Total Other Assets                        116,151        8,165

TOTAL ASSETS                                  973,869     647,018

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                             50,804      25,296
  Dividends Payable                                 -       5,968
  Accrued Compensation                         35,634      34,817
  Accrued Other Expense                         5,397       4,581
  Accrued Taxes, except Income                 12,803       6,977
  Income Taxes Payable                          6,089       1,155
  Customer Deposits                            26,225      21,003
  Deferred Service Contract Income              9,062       7,222
   Total Current Liabilities                  146,014     107,019

LONG-TERM LIABILITIES
  Long-Term Debt                              234,670       4,600
  Deferred Compensation                          2,525
  Retiree Healthcare                           55,253      28,779
  Accrued Restructuring                         37,030
  Deferred Income Taxes                           652      18,685
   Total Long-Term Liabilities                330,130      52,064

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,333,378 Shares Issued in 1998            24,333
   24,308,437 Shares Issued in 1997                        24,308
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Par Value              32,231      31,599
   Retained Earnings                          453,948     444,259
   Treasury Stock, 632,073 Shares at Cost     (17,512)
                   615,073 Shares at Cost                  (16,956)
  Total Shareholders' Equity                  497,725     487,935
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $973,869    $647,018

See notes to consolidated financial statements.

                                      - 3 of 12 -

THE STANDARD REGISTER COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(In Thousands except Data Per Share)
(Unaudited)

                                                       First Quarter
                                                        13 Weeks Ended
                                                     March 29, March 30,
                                                       1998      1997
TOTAL REVENUE                                        $344,057  $230,114

COSTS AND EXPENSES
  Cost of Products Sold                               222,473   136,525
  Engineering & Research                                2,782     2,481
  Selling and Administrative                           85,813    56,634
  Depreciation and Amortization                        13,521     9,156
  Interest                                              3,430        77

    Total Costs and Expenses                          328,019   204,603

  INCOME BEFORE INCOME TAXES                           16,038    25,511

  Income Taxes                                          6,347    10,563


NET INCOME                                           $  9,691  $ 14,948

Average Number of Shares
   Outstanding (000):
      Basic                                             28,424    28,616
      Diluted                                            28,613    28,824

DATA PER SHARE:

  Earning Per Share:
     Basic                                            $   0.34  $   0.52
     Diluted                                               0.34      0.52

  Dividends Paid                                          0.21      0.20


See notes to consolidated financial statements.





                                       - 4 of 12 -

THE STANDARD REGISTER COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                    First Quarter
                                                    13 Wks Ended
                                                 March 29,   March 30,
                                                   1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $  9,691    $ 14,948

Add Items not Affecting Cash:
     Depreciation and Amortization                 13,521       9,156
     Loss on Sale of Facilities                        63          56
     Net Change to Investments                        138         750
     Change to Retiree Healthcare                      523            455
     Net change to Deferred Compensation             2,525

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                           12,181      14,275
     Deferred Accounts Receivable                   26,036
     Inventories                                  (35,010)       (430)
     Other Assets                                  (1,113)        983
     Accounts Payable and Accrued Expenses        (20,721)    (11,907)
     Income Taxes Payable                           2,834       8,177
     Customer Deposits                              5,222       2,974
     Deferred Service Income                        1,840       2,120
Net Adjustments                                     8,039      26,609

Net Cash Provided by Operating Activities          17,730      41,556

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                       50         120
Additions to Plant and Equipment                  (14,665)    (13,326)
Acquisition                                       (245,000)           -
Maturity of Short Term Investments                  15,295            -
Purchase of Short Term Investments                 (15,000)           -
Investment in F3 Corporation                        (1,000)     (3,028)
Purchase of Key Man Life Insurance Policies        (2,400)          -

Net Cash (Used in) Investing Activities          (262,720)     (16,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt                       230,000            -
Payments of Long Term Debt                          (1,254)           -
Proceeds from Issuance of Common Stock                 657        2,204
Redemption of Common Stock                            (557)      (5,275)
Dividends Paid                                     (5,970)      (5,750)
  Net Cash Provided by (Used in)
  Financing Activities                             222,876      (8,821)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (22,114)     16,502

Cash and Cash Equivalents, Beginning               67,556      64,550

CASH AND CASH EQUIVALENTS, ENDING                $ 45,442    $ 81,052

See notes to consolidated financial statements.

                                       - 5 of 12 -

                      THE STANDARD REGISTER COMPANY AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiary, Uarco Incorporated, which was acquired on December 31, 1997. Significant intercompany balances and transactions have been eliminated in the consolidation process. Uarco Incorporated was merged into The Standard Register Company on March 31, 1998.

NOTE B - ACQUISITION OF UARCO INCORPORATED

            On December 31, 1997, the Company acquired all outstanding shares of Uarco Incorporated. The purchase price was $245 million in cash, of which $230 million was financed under a new five-year bank revolving credit agreement.

            The acquisition has been accounted for under the purchase method. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. This allocation has been completed on a preliminary basis, and as a result, adjustments to the carrying values of assets and liabilities may occur during 1998 as additional information becomes available.

The unaudited pro forma information for the periods set forth below give effect to the acquisition and related financing as if they had occurred on December 29, 1997 and December 30, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented.

                                                     (in thousands of dollars)
                                                            First Quarter
                                                            13 Weeks Ended
                                                     March 29,       March 30,
                                                       1998            1997
                                                            (Unaudited)

Total Revenue                                         $344,057       $339,948

Net Income (Loss)                                        9,691           (872)

      Earnings Per Share

                  Basic                               $   0.34       $  (0.03)
                  Diluted                                 0.34          (0.03)


                                       - 6 of 12 -

                      THE STANDARD REGISTER COMPANY AND SUBSIDIARY
                           MANAGEMENT DISCUSSION AND ANALYSIS
                           OF THE INTERIM FINANCIAL STATEMENTS


Revenue for the first quarter ended March 29, 1998 was $344.1 million, 49.5% above the $230.1 million reported for the first quarter 1997. Net Income was $9.7 million or $0.34 per share versus $14.9 million and $0.52 per share for the comparable period of 1997. The acquisition of Uarco, Incorporated on December 31, 1997 figured prominently in the results of operations for the quarter.

The table below isolates the effects that the acquisition and the Year 2000 initiative had on Standard Register's first quarter operating results. Dollars are in millions except for per share results.

                                           REVENUE    NET PROFIT    E.P.S.
      Standard Register Operations         $ 249.2       $16.2      $ 0.57
      Former Uarco Operations                123.2        -1.0       -0.04
      Revenue Recognition Policy             -28.3        -2.1       -0.07
      Interest Expense                                    -2.0       -0.07
      Integration Expenses                                -0.5       -0.02
      Year 2000 Expenses                                  -0.9       -0.03
      Reported Results                     $ 344.1      $  9.7      $ 0.34

Revenue growth for both Standard Register and the former Uarco operations, shown above, was relatively strong in the first quarter, up 8.3% and 12.0% over their respective first-quarter 1997 reported levels.

The Company has moved rapidly to consolidate Standard Register and Uarco operations into two new divisions. The Document Management and Systems Division reported revenue of $277.7 million representing an 8.2% increase over the comparable (Standard Register plus Uarco) results for the prior year. Within this division, traditional business forms and related distribution services rose 6.9%, pressure-sensitive labels were up 6.7%, and document systems increased 20.2%. The Impressions Division recorded revenue of $94.4 million, a 10% increase over the comparable prior year operating results. Among Impressions' operating groups, Stanfast continued its pattern of strong growth with a 20.5% increase and Communicolor's promotional direct-mail business was up 5.3%; the Imaging Services Group revenue was off 4.1%, reflecting the absence of large repeat orders now expected later in the year.

The Company incurred a $28.3 million adjustment to revenue to conform Uarco to Standard Register's revenue recognition policy for custom business forms stored in warehouses. Uarco recognized revenue when the finished product went into the warehouse; Standard's more conservative policy is to recognize revenue when it is delivered from the warehouse to the customer and is invoiced. These adjustments will continue, but at a declining value, over the balance of this year as Uarco product that was stored in warehouses on the date of the acquisition is replaced by new additions to storage.

Standard Register operations, excluding the effect of the acquisition and the Year 2000 initiative, produced a contribution to Net Profit of $16.2 million, compared to the Company's $14.9 million result reported for the first quarter 1997; earnings per share on this basis would have been $0.57 versus $0.52 a
year ago.   Standard's (excluding Uarco) gross margin narrowed by 1.2
percentage points as a result of higher paper costs mitigated somewhat by modest forms pricing gains. This unfavorable effect was offset, however, by improved expense ratios and a lower effective tax rate that produced an 8.7% increase in Net Profit on the 8.3% increase on Revenue.


                                      - 7 of 12 -

The former Uarco operations produced a $1.0 million Net Loss for the quarter, which was substantially improved in comparison to Uarco's reported result in the prior year and was in line with management's expectations. Cost savings from consolidations with Standard Register operations, actions taken to increase account profitability, efforts to bring outsourced production in-house, the re-negotiation of Uarco operating leases, and other purchasing economies of scale are expected to result in a positive and improving contribution to earnings as the year progresses.

The change in revenue recognition policy, discussed earlier, produced a reduction in Net Profit of $2.0 million or $0.07 per share. Interest expense, almost entirely related to the purchase of Uarco, also reduced Net Profit by $2.0 million. Expenses related to the acquisition not chargeable to the restructuring accrual, primarily travel and relocation of equipment and personnel, were $0.5 million or $0.02 per share.

Expenditures to ensure that the Company's systems and products are Year 2000 compliant totaled $1.5 million for the quarter on a pretax basis ($0.9 million or $0.03 per share after tax). This was in line with the estimated $6.0 million total year expenditure planned for 1998; an additional $3.0 million in spending is expected in 1999 prior to the project's completion.

The balance sheet as of March 29, 1998 differs substantially from the December 29, 1997 balance sheet as a result of the purchase of Uarco. The table below identifies, on a summary level, the effect of the December 31, 1997 acquisition and provides a comparison to the subsequent first quarter ending balance sheet.

                                YEAR-END 1997 ADJUSTED FOR ACQUISITION
                               12/28/97   12/31/97 ACQUISITION  ADJUSTED 3/29/98
                                  SRC        UARCO   FINANCING     SRC      SRC

Cash & Short-term Investments    $ 83.6   $ (9.4)   $(15.0)   $ 59.2    $ 61.3
Accounts Receivable               191.0     82.2               273.2     261.0
Deferred Accounts Receivable         --     50.8                50.8      24.7
Inventory                          85.6     16.0               101.6     136.6
Prepaid Expense                    12.5       --                12.5      10.4
Other Current Assets                6.1      2.9                 9.0       6.1
Total Current Assets              378.8    142.5     (15.0)    506.3     500.1

Property, Plant, & Equipment
   at NBV                         260.0     96.1               356.1     357.5
Goodwill at NBV                     1.9     24.7                26.6      26.2
Prepaid Pension Expense            --       67.0                67.0      73.9
Other Long-term Assets              6.3      7.3                13.6      16.2
Total Assets                     $647.0   $337.6    $(15.0)   $969.6    $973.9

Current Liabilities              $107.0  $  43.6              $150.6    $146.0
Retiree Health Care Liability      28.8     26.0                54.8      55.3
Deferred Tax Liability             18.7    (18.0)                0.7       0.7
Deferred Compensation              --        --                  --        2.5
Restructuring Liability            --       39.7                39.7      37.0
Long-term Debt                      4.6      1.3     230.0     235.9     234.7
Shareholders' Equity              487.9    245.0    (245.0)    487.9     497.7
Total Liabilities & Equity       $647.0   $337.6   $ (15.0)   $969.6    $973.9

A few items are noteworthy:

The $245-million purchase price was financed with $15 million in cash and $230 million in borrowing under a $300-million five-year revolving credit agreement with several banks. For $200 million of the borrowing, the interest rate is fixed for five years at an all-in rate of 6.09% as a result of an interest rate swap. The balance of the debt floats at LIBOR plus a spread.



                                      - 8 of 12 -

Uarco's revenue recognition policy for custom forms storage produced revenue and a deferred accounts receivable when product went into the warehouse. When product was delivered to the customer, the receivable transferred to current status. The drop in this balance during the quarter and the increase in inventory reflects the shift to Standard Register's policy.

Uarco's pension plan was over-funded by $67.0 million. This plan was merged with Standard Register's plan, also over-funded, on March 31, 1998.

The Company established a $39.7-million restructuring liability to cover anticipated costs associated with the acquisition. One-half of this liability reflects severance and other cash costs; the balance reflects expected asset value reductions from discontinued operations. The Company announced several restructuring actions during the first quarter, including the following:

         The closure of 130 sales offices throughout the U.S. as sales regions of the two companies are merged.

         The closure and sale of the former Uarco headquarters in Barrington, Illinois.

         The closure of the Bedford, Illinois, equipment operation and the discontinuation of Uarco's equipment line, which was duplicative to Standard's.

         The closure of forms manufacturing plants in Roseburg, Oregon, and Deep River, Connecticut. Most production equipment is being relocated to other Standard Register forms plants.

         The conversion of the Radcliff, Kentucky, forms plant to pressure-sensitive label production.

         The closure of four former Uarco Impression Print Centers; here again, most equipment will be relocated to nearby Stanfast Print Centers.

   Based on the valuation of assets and liabilities acquired under purchase accounting, including the restructuring accrual, goodwill was established at $24.7 million. The goodwill will be amortized over 15 years.

The Company produced net positive cash flow of $3.3 million in the quarter, as indicated in the table above as an increase in Cash and Short-term Investments of $2.1 million and a decrease in Long-term debt of $1.2 million. Capital expenditures during the first quarter were $14.7 million. The Company re-negotiated the buyout of several of Uarco's operating leases, most of which will be purchased during the second quarter of this year. Total capital spending for 1998, including the lease buyouts, will be approximately $80 million.

The Company's financial condition remains very strong. Net Debt (Debt less Cash, Cash Equivalents, and Short-term Investments) to total capital (Net Debt plus Equity) was 25.8% at quarter-end and the current ratio was 3.4 times. The Company believes that the combination of existing cash reserves, internally generated funds, and credit available under the revolving credit agreement will be sufficient to complete the integration of Uarco and finance its normal operations over the next year.









                                       9 of 12

                              PART II - OTHER INFORMATION
ITEMS 1 THRU 3
     None

ITEM 4  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held April 15, 1998. Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten.

             IN FAVOR          OPPOSED           ABSTAINED
            44,803,879          22,534             50,382

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year.

      NOMINEE                        IN FAVOR           WITHHELD
      Roy W. Begley, Jr.            44,825,561           51,547
      F. David Clarke, III          44,835,700           41,408
      Paul H. Granzow               44,828,830           48,277
      Graeme G. Keeping             44,826,088           51,020
      Peter S. Redding              44,824,372           52,735
      Dennis L. Rediker             44,826,917           50,190
      Ann Scavullo                  44,834,259           42,848
      John J. Schiff, Jr.           44,837,134           39,973
      Charles F. Sherman            44,826,465           50,642
      John Q. Sherman, II           44,826,406           50,702

An amendment to the 1995 Stock Option Plan to increase the number of shares of Common Stock available for option grants from 2,000,000 to 3,000,000 was approved as a result of the following vote:

              IN FAVOR        OPPOSED            ABSTAINED
             40,241,574      4,563,795             71,426

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company's Auditors for the year 1998.

            IN FAVOR            OPPOSED          ABSTAINED
           44,833,995            13,527            29,273

ITEM 5
 None

ITEM 6      (a)  Exhibits

                Exhibit No.          Description
                    27                 Financial Data Schedule

            (b) Forms 8-K and amended 8-K/A were filed on January 15, 1998 and March 13, 1998, respectively. These filings presented financial statements, pro forma financial information, and exhibits related to the December 31, 1997 acquisition of Uarco Incorporated.







                                        - 10 of 12 -

      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1998




                               THE STANDARD REGISTER COMPANY AND SUBSIDIARY




                                              /s/  C. J. Brown
                            By C. J. Brown, Sr. Vice President, Administration,
                                            Treasurer & Chief Financial Officer












































                                      - 11 of 12 -

EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule























































                                      - 12 of 12 -