Form 10-Q
period 1998-06-28
STANDARD REGISTER CO
filed 1998-08-12
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 28, 1998

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



     CLASS                   OUTSTANDING AS OF June 28, 1998

Common Stock - $1.00 Par Value            23,731,328

Class A Stock - $1.00 Par Value            4,725,000















                                     - 1 of 13 -


                         THE STANDARD REGISTER COMPANY

                                     INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   June 28, 1998, and December 28, 1997                       3

  Statement of Income
   13 Weeks Ended June 28, 1998, and June 29, 1997, and
   for the 26 Weeks Ended June 28, 1998, and June 29, 1997    4

  Statement of Cash Flows
   26 Weeks Ended June 28, 1998, and June 29, 1997            5

  Note to Financial Statements                                    6

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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

  Management's Discussion and Analysis of the Interim
   Financial Statements                                      7-10

  Quantitative and Qualitative Disclosure About Market Risk  10

PART II - OTHER INFORMATION AND SIGNATURE

  Legal Proceedings                                          11

  Changes in Securities and Use of Proceeds                  11

  Defaults upon Senior Securities                            11

  Submission of Matters to a Vote of Security Holders        11

  Other Information                                          11

  Exhibits and Reports on Form 8-K                           11

Signature                                                    12

Exhibit Index                                                13

                                  - 2 of 13 -

THE STANDARD REGISTER COMPANY
BALANCE SHEET
                            (Dollars in Thousands)


          ASSETS                            June 28,  December 28,
                                               1998       1997
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 19,656    $ 67,556
  Short Term Investments                       16,019      16,055
  Accounts Receivable, less Allowance
   for Losses                                 264,354     191,031
  Deferred Accounts Receivable, less
   Allowance for Losses                         4,514
  Inventories
   Finished Products                          118,574      58,675
   Jobs in Process                             28,543      16,500
       Materials and Supplies                  12,514      10,371
  Deferred Income Tax                           6,168       6,168
  Prepaid Expense                               9,625      12,462
   Total Current Assets                       479,967     378,818

PLANT AND EQUIPMENT
  Buildings and Improvements                   95,293      67,874
  Machinery and Equipment                     317,767     237,320
  Office Equipment                             60,093      67,324
   Total                                      473,153     372,518
  Less Accumulated Depreciation               181,140     155,634
   Depreciated Cost                           292,013     216,884
  Construction in Process                      71,731      39,070
  Land                                          9,532       4,081
   Total Plant and Equipment                  373,276     260,035

OTHER ASSETS
  Goodwill, Patents, and Other                 32,291       3,099
  Prepaid Pension Expense                      70,917
  Investment in F3                              4,785       5,066
     Total Other Assets                       107,993       8,165

TOTAL ASSETS                                  961,236     647,018

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                             45,485      25,296
  Dividends Payable                                 -       5,968
  Accrued Compensation                         33,157      34,817
  Accrued Other Expense                        11,614       4,581
  Accrued Taxes, except Income                  8,108       6,977
  Income Taxes Payable                          1,335       1,155
  Customer Deposits                            20,255      21,003
  Deferred Service Contract Income              9,544       7,222
   Total Current Liabilities                  132,498     107,019

LONG-TERM LIABILITIES
  Long-Term Debt                              234,630       4,600
  Deferred Compensation                         2,635
  Retiree Healthcare                           55,562      28,779
  Accrued Restructuring                        30,583
  Deferred Income Taxes                           652      18,685
   Total Long-Term Liabilities                324,080      52,064

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,365,964 Shares Issued in 1998            24,366
   24,308,437 Shares Issued in 1997                        24,308
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Par Value              32,841      31,599
   Retained Earnings                          460,338     444,259
   Treasury Stock, 632,636 Shares at Cost     (17,612)
                   615,073 Shares at Cost                 (16,956)
  Total Shareholders' Equity                  504,658     487,935
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $961,236    $647,018

See notes to financial statements.








                                     - 3 of 13 -

THE STANDARD REGISTER COMPANY
STATEMENT OF INCOME
(In Thousands except Data Per Share)


                                 Second Quarter              Six Months
                                 13 Weeks Ended             26 Weeks Ended
                                June 28,  June 29,      June 28,  June 29,
                                1998      1997           1998      1997

TOTAL REVENUE                   $333,654  $236,467       $677,711  $466,581

COSTS AND EXPENSES
  Cost of Products Sold          210,177   139,930        432,650   276,455
  Engineering & Research           2,441     2,312          5,223     4,793
  Selling and Administrative      83,246    56,587        169,059   112,951
  Depreciation and Amortization   13,524     9,471         27,045    18,627
  Interest                         3,614        70          7,044       147
    Total Costs and Expenses     313,002   208,370        641,021   412,973

  INCOME BEFORE INCOME TAXES      20,652    28,507         36,690    53,608
  Income Taxes                     8,284    11,098         14,631    21,661


NET INCOME                      $ 12,368  $ 16,999       $ 22,059  $ 31,947

Average Number of Shares
   Outstanding (000):
      Basic                       28,445    28,507         28,435    28,507
      Diluted                     28,606    28,716         28,609    28,716

DATA PER SHARE:

  Earning Per Share:
     Basic                      $   0.44  $   0.60        $   0.78  $   1.12
     Diluted                        0.43      0.59            0.77      1.11

  Dividends Paid                    0.21      0.20            0.42      0.40



See notes to financial statements.






















                                      - 4 of 13 -
THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in Thousands)


                                                     Six Months
                                                   26 Weeks Ended
                                                 June 28,   June 29,
                                                   1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $ 22,059    $ 31,947

Add Items not Affecting Cash:
     Depreciation and Amortization                 27,045      18,627
     Loss on Sale of Facilities                        87         183
     Net Change to Investments                         21         793
     Change to Retiree Healthcare                     831         910
     Net change to Deferred Compensation            2,653           -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                            8,838      19,213
     Deferred Accounts Receivable                  46,255           -
     Inventories                                  (58,085)      1,170
     Other Assets                                   5,863         436
     Prepaid Pension                                4,725           -
     Accounts Payable                             (10,408)     (1,076)
     Accrued Expenses                             (13,966)     (7,134)
     Accrued Restructuring Expenses                (9,378)          -
     Income Taxes Payable                          (1,920)        (84)
     Customer Deposits                               (747)      3,033
     Deferred Service Income                        2,323         736
Net Adjustments                                     4,137      36,807

Net Cash Provided by Operating Activities          26,196      68,754

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                       53         199
Additions to Plant and Equipment                  (43,445)    (30,610)
Acquisition                                      (245,000)          -
Maturity of Short Term Investments                 15,295           -
Purchase of Short Term Investments                (15,000)          -
Investment in F3 Corporation                       (1,000)     (3,028)
Purchase of Key Man Life Insurance Policies        (2,400)          -

Net Cash (Used in) Investing Activities          (291,497)    (33,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt                      230,000           -
Payments of Long Term Debt                         (1,294)          -
Proceeds from Issuance of Common Stock              1,300       2,584
Redemption of Common Stock                           (656)    (11,365)
Dividends Paid                                    (11,949)    (11,427)
  Net Cash Provided by (Used in)
  Financing Activities                            217,401 0    (20,208)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (47,900)     15,107
Cash and Cash Equivalents, Beginning               67,556      64,550

CASH AND CASH EQUIVALENTS, ENDING                $ 19,656    $ 79,657

See notes to financial statements.
                                      - 5 of 13 -


                             THE STANDARD REGISTER COMPANY

                             NOTE TO FINANCIAL STATEMENTS


NOTE - ACQUISITION OF UARCO INCORPORATED

            On December 31, 1997, the Company acquired all outstanding shares of Uarco Incorporated. Uarco Incorporated operated as a wholly owned subsidiary for three months until it was merged into The Standard Register Company on March 31, 1998.

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

                                     (in thousands of dollars)
                             Second Quarter             Six Months
                            13 Weeks Ended           26 Weeks Ended
                            June 28,  June 29,       June 28,  June 29,
                               1998      1997           1998      1997

      Total Revenue         $333,654  $353,422       $677,711  $693,370

      Net Income              12,368     3,561         22,059     2,689

      Earnings Per Share

           Basic            $   0.44  $   0.12       $   0.78  $   0.09
           Diluted              0.43      0.12           0.77      0.09




















                                      - 6 of 13 -


                             THE STANDARD REGISTER COMPANY
                          MANAGEMENT DISCUSSION AND ANALYSIS
                          OF THE INTERIM FINANCIAL STATEMENTS


Results Of Operations

      Net income for the second quarter ended June 28, 1998, was $12.4 million or $0.44 per basic share compared to $17.0 million and $0.60 per basic share for the second quarter of 1997. On a diluted basis, per-share results were $0.43 for the current quarter compared to $0.59 for the second quarter of 1997. Revenue for the quarter was $333.7 million, up 41.1% from the $236.5 million reported for the second quarter of 1997.

      The quarter's results were in line with the Company's business plan and reflected steady progress in the assimilation of Uarco Incorporated, acquired December 31, 1997. Uarco=s operating losses for 1997 were $39.2 million on revenues of $473.6 million. In order to capitalize on the significant opportunities presented by the combination of the two companies, Standard Register's business plan was built around the following objectives:

   Achieve a rapid integration to capitalize on the strengths of the respective companies and to present a single face to customers. Most restructuring actions were to be completed by mid-year 1998.

   Target profit improvements in the $80 million to $100 million range, including both cost reductions from structural changes and improved margins in unprofitable accounts. Be prepared for the loss of some revenue that is inevitable in acquisitions of this type, but minimize the loss of profitable or potentially profitable business.

   Achieve successive quarterly increases in earnings during 1998, exiting the year in a strong position for 1999.


Rapid Integration and Profit Improvements

      The operations of Uarco and Standard Register were immediately reorganized along product lines into two new divisions reporting to the Chief Operating Officer. Each division provides marketing, research and development, manufacturing, and administrative support for their respective products:

   Document Management and Systems Division (DM&S)
      Business forms
      C. Forms management and distribution services
      C. Pressure sensitive labels
      C. Document management systems, maintenance services, and supplies
      C. Application software and services for electronic forms and workflow

   Impressions Division
      Promotional direct mail
      C. Imaging services, including plastic card and fulfillment programs
      C. Stanfast on-demand printing






                                      - 7 of 13 -


     Within two weeks following the acquisition, Uarco=s and Standard Register's forms sales forces were combined into a single unit, also reporting to the Chief Operating Officer. All sales managers were appointed and sales assignments made. A plan was established, largely executed by the end of the second quarter 1998, to consolidate sales operations into a fewer number of locations in order to reduce costs and improve effectiveness. As expected, sales turnover since the reorganization has been higher than historical Standard Register levels and has contributed to the loss of a modest amount of business. In Management's judgment, the advantages realized by the sales force consolidation in terms of coordinated sales efforts, common pricing policies, and improved customer service far outweigh the transitional adverse effects.

      Uarco's former headquarters in Barrington, Illinois, was closed at the end of June after administrative support operations had been shifted during the second quarter to Standard's Dayton, Ohio, headquarters. The Company is currently negotiating a contract for the sale of the former headquarters facility. The transfer of the former Uarco operations to Standard's computer systems is well underway and is expected to be completed by year-end 1998.


      Manufacturing plants, most specialized along product and feature lines, were aligned with the new divisional structure. During the second quarter, the Company completed several plant consolidations in order to reduce costs. Forms plants at Roseburg, Oregon, and Deep River, Connecticut, were closed with most production capacity transferred to nearby forms plants. Four acquired print centers were closed, consolidating their operations into existing Stanfast Centers, which now number 34. The transformation of the Radcliff, Kentucky, plant into a specialized pressure sensitive lable plant was also begun in the second quarter. The company also announced the December 1998 closure of the former Uarco's Adrian, Michigan, customer support center; the center's duties will be performed in the regional sales offices.

      The majority of the costs related to the above consolidations were provided for in the $39.7 million restructuring liability established on the opening balance sheet for the combined entities under purchase accounting. The costs not chargeable to that liability, such as relocation and training expenses, have been relatively minor and will be addressed later in this discussion.

      Other cost-saving initiatives include the buyout of selected Uarco operating leases, in-house production of orders formerly subcontracted to outside suppliers, warehouse consolidations, and other purchasing savings. The majority of the plant consolidations and other cost-saving sanctions were completed during the latter part of the second quarter. Improving the profitability of low-margin accounts will be an ongoing effort this year. The Company expects that the actions taken to reduce costs and improve account margins will enable the Company to achieve annualized profit improvements in the range targeted at the outset of the acquisition.


Successive Quarterly Increases in Earnings

      In the first quarter 1998, the Company was able to identify the separate contributions of Uarco and Standard Register. With the integration of operations and reporting systems during the second quarter, this delineation is no longer possible. The comments that follow compare the Company's second quarter 1998 to the first quarter 1998, in keeping with the Company's objective of increasing earnings in each successive quarter of 1998.

      The following summarizes the key components of the Statement of Income for the first and second quarters 1998. Values shown are in millions except for per-share amounts.







                                      - 8 of 13 -
                                               1st Quarter  2nd Quarter

      Revenue
      DM&S Division                               $253.4      $236.6
      Impressions Division                          90.2        96.4
      Other                                          0.5         0.7
           Total Revenue                          $344.1      $333.7
           % Increase                               49.5%       41.1%

      Gross Margin                                 121.6       123.5
           % Revenue                                35.3%       37.0%

      SG&A Expenses                                $88.6        85.7

      EBITDA                                        33.0        37.8
           % Revenue                                 9.6%       11.3%

      Depreciation and Amortization                 13.5        13.5
      Interest Expense                               3.4         3.6
      Pretax Profit                                 16.1        20.7

      Income Taxes                                   6.4         8.3
           % Rate                                   39.6%       40.1%

      Net Income                                    $9.7       $12.4
           EPS--Basic                               $0.34       $0.44
              --Diluted                             $0.34       $0.43

      The revenue for the second quarter was $10.4 million below that for the first quarter, the net result of a 6% reduction in the Document Management and Systems Division and a 7% increase in the Impressions Division. The decrease in DM&S Division was primarily in the business forms product lines as a result of the sales turnover produced by the acquisition. Within the Impressions Division, each of the Communicolor, Imaging Services, and Stanfast operating groups recorded growth from the first to second quarters.


      The gross margin improved from 35.3% in the first quarter to 37.0% in the second. The cost of white bond papers were lower in the second quarter and forms pricing generally held up. Plant closings also contributed to the improvement, although most consolidations occurred too late in the quarter to have a significant effect. The adoption of Standard Register=s pricing policies had the effect of raising the target prices for some forms sold to some former Uarco customers; although management believes progress has been made on some unprofitable accounts, improvement is expected to be gradual as the year progresses. The Company did not record a LIFO inventory adjustment in either of the first two quarters.



      Selling, general, and administrative expenses were down $2.9 million, reflecting savings from consolidations that occurred prior to the end of the quarter. Integration expenses, including relocation, travel, and other expenditures not chargeable to the opening restructuring liability were $2.1 million in the second quarter, $1.3 million above the first quarter amount. Year 2000 expenditures were $1.9 million, $0.4 million higher than the $1.5 million spent in the first quarter. Excluding the increases in expense for integration and Year 2000, second quarter operating expenses dropped $4.6 million.

      The Company expects to spend $6.0 million in 1998 and an additional $3.0 million in 1999 to complete the necessary testing and modifications to ensure that its computer systems are Year 2000 complaint.

      Depreciation and amortization was unchanged at $13.5 million for the quarter; annual depreciation is expected to be approximately $55 million. Interest expense was up slightly; debt levels were unchanged during the second quarter.


                                      - 9 of 13 -
      The improved percentage Gross Margin and lower SG&A expenses lifted the second quarter's Net Income $2.7 million above that for the first quarter; basic earnings per share were $0.44 compared to $0.34 in the preceding quarter.



Financial Condition

      Cash, cash equivalents, and short-term investments totaled $35.7 million at the end of the second quarter, down $25.6 million from the balance at the end of the first quarter. The decline is attributable primarily to $8.5 million in restructuring and acquisition expenditures, $11.0 million in operating lease buyouts, and a $6.0 million reduction in customer prepayments. Debt was unchanged in the quarter.


      Capital expenditures in the quarter were $28.8 million, which included the lease buyouts ($15.5 million, including a $4.5 million deposit applied to the buyout price). Annual capital spending for 1998 is expected to be in the $80 million range, including the lease buyouts.

      The Company's financial condition remains very strong. The ratio of long-term debt to total capital (long-term debt plus equity) was 31.7% at the end of the second quarter. Subtracting the cash, cash equivalent, and short-term investment balances from the long-term debt and total capital produces a "net debt" to "net capital" ratio of 28.3%. The Company believes that the combination of internally generated funds, existing cash reserves, and $70 million of available credit under the revolving credit agreement will be sufficient to finance its operations over the next year.



Quantitative and Qualitative Disclosure About Market Risk

Not applicable.
































                                     - 10 of 13 -
                             PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

      There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.


ITEM 2  Changes in Securities and Use of Proceeds

None.


ITEM 5  Defaults Upon Senior Securities

      None.


Item 4  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held April 14, 1998. The results of the voting were reported in the Form 10Q for the quarter ended March 29, 1998.


Item 5  Other Information

      None.


Item 6  Exhibits and Reports on Form 8K

      Exhibit     Description

        27        Financial Data Schedule


Form 8K was not filed within the reporting period.



























                                     - 11 of 13 -


                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1998




                              THE STANDARD REGISTER COMPANY AND SUBSIDIARY




                            /s/  C. J. Brown
                         By C. J. Brown, Sr. Vice President, Administration,
                            Treasurer, Chief Financial Officer, and Chief Accounting Officer










































                                      - 12 of 13 -




EXHIBIT INDEX

Number              Description

  27                Financial Data Schedule
























































                           13 of 13