Form 10-Q/A
period 1998-06-28
STANDARD REGISTER CO
filed 1998-09-01
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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













                                     - 1 of 7 -


                         THE STANDARD REGISTER COMPANY

                                     INDEX

                                                            Page
                                                             No.

PART I - FINANCIAL STATEMENTS

  Balance Sheet
   June 28, 1998, and December 28, 1997                       3

  Statement of Income
   13 Weeks Ended June 28, 1998, and June 29, 1997, and
   for the 26 Weeks Ended June 28, 1998, and June 29, 1997    4

  Statement of Cash Flows
   26 Weeks Ended June 28, 1998, and June 29, 1997            5

  Note to Financial Statements                                6

  Signature                                                   7


Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to correct typographical errors that were contained in the Company's 10-Q for the period ending June 28, 1998.


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






                                  - 2 of 7 -

THE STANDARD REGISTER COMPANY
BALANCE SHEET
                            (Dollars in Thousands)

          ASSETS                            June 28,  December 28,
                                               1998       1997
CURRENT ASSETS
  Cash and Cash Equivalents                  $ 19,656    $ 67,556
  Short Term Investments                       16,019      16,055
  Accounts Receivable, less Allowance
   for Losses                                 264,354     191,031
  Deferred Accounts Receivable, less
   Allowance for Losses                         4,514
  Inventories
   Finished Products                          118,574      58,675
   Jobs in Process                             28,543      16,500
  Materials and Supplies                       12,514      10,371
  Deferred Income Tax                           6,168       6,168
  Prepaid Expense                               9,625      12,462
   Total Current Assets                       479,967     378,818

PLANT AND EQUIPMENT
  Buildings and Improvements                   95,293      67,874
  Machinery and Equipment                     317,767     237,320
  Office Equipment                             60,093      67,324
   Total                                      473,153     372,518
  Less Accumulated Depreciation               181,140     155,634
   Depreciated Cost                           292,013     216,884
  Construction in Process                      71,731      39,070
  Land                                          9,532       4,081
   Total Plant and Equipment                  373,276     260,035

OTHER ASSETS
  Goodwill, Patents, and Other                 32,291       3,099
  Prepaid Pension Expense                      70,917
  Investment in F3                              4,785       5,066
     Total Other Assets                       107,993       8,165

TOTAL ASSETS                                  961,236     647,018

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                             48,485      25,296
  Dividends Payable                                 -       5,968
  Accrued Compensation                         33,157      34,817
  Accrued Other Expense                        11,614       4,581
  Accrued Taxes, except Income                  8,108       6,977
  Income Taxes Payable                          1,335       1,155
  Customer Deposits                            20,255      21,003
  Deferred Service Contract Income              9,544       7,222
   Total Current Liabilities                  132,498     107,019

LONG-TERM LIABILITIES
  Long-Term Debt                              234,630       4,600
  Deferred Compensation                         2,653
  Retiree Healthcare                           55,562      28,779
  Accrued Restructuring                        30,583
  Deferred Income Taxes                           652      18,685
   Total Long-Term Liabilities                324,080      52,064

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
   24,365,964 Shares Issued in 1998            24,366
   24,308,437 Shares Issued in 1997                        24,308
   Class A Stock, $1.00 Par Value
    4,725,000 Shares Outstanding                4,725       4,725
   Capital in Excess of Par Value              32,841      31,599
   Retained Earnings                          460,338     444,259
   Treasury Stock, 634,636 Shares at Cost     (17,612)
                   615,073 Shares at Cost                 (16,956)
  Total Shareholders' Equity                  504,658     487,935
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                      $961,236    $647,018

See notes to financial statements.







                                     - 3 of 7 -

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




















                                      - 4 of 7 -

THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in Thousands)

                                                     Six Months
                                                   26 Weeks Ended
                                                 June 28,   June 29,
                                                   1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                       $ 22,059    $ 31,947

Add Items not Affecting Cash:
     Depreciation and Amortization                 27,045      18,627
     Loss on Sale of Facilities                        87         183
     Net Change to Investments                         21         793
     Change to Retiree Healthcare                     831         910
     Net change to Deferred Compensation            2,653           -

Increase (Decrease) in Cash Arising from
  Changes in Asset and Liabilities:
     Accounts Receivable                            8,838      19,213
     Deferred Accounts Receivable                  46,255           -
     Inventories                                  (58,085)      1,170
     Other Assets                                   5,863         436
     Prepaid Pension                                4,725           -
     Accounts Payable                             (10,408)     (1,076)
     Accrued Expenses                             (13,966)     (7,134)
     Accrued Restructuring Expenses                (9,378)          -
     Income Taxes Payable                          (1,920)        (84)
     Customer Deposits                               (747)      3,033
     Deferred Service Income                        2,323         736
Net Adjustments                                     4,137      36,807

Net Cash Provided by Operating Activities          26,196      68,754

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Facilities                       53         199
Additions to Plant and Equipment                  (43,445)    (30,610)
Acquisition                                      (245,000)          -
Maturity of Short Term Investments                 15,295           -
Purchase of Short Term Investments                (15,000)          -
Investment in F3 Corporation                       (1,000)     (3,028)
Purchase of Key Man Life Insurance Policies        (2,400)          -

Net Cash (Used in) Investing Activities          (291,497)    (33,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long Term Debt                      230,000           -
Payments of Long Term Debt                         (1,294)          -
Proceeds from Issuance of Common Stock              1,300       2,584
Redemption of Common Stock                           (656)    (11,365)
Dividends Paid                                    (11,949)    (11,427)
  Net Cash Provided by (Used in)
  Financing Activities                            217,401     (20,208)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (47,900)     15,107
Cash and Cash Equivalents, Beginning               67,556      64,550

CASH AND CASH EQUIVALENTS, ENDING                $ 19,656    $ 79,657

See notes to financial statements.


                                      - 5 of 7 -

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



















                                      - 6 of 7 -



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











































                                      - 7 of 7 -