Form 10-Q
period 1998-09-27
STANDARD REGISTER CO
filed 1998-11-05
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 1998

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number 01-1097

THE STANDARD REGISTER COMPANY
(Exact name of registrant as specified in its charter)

       OHIO CORPORATION                                   31-0455440
   (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)               Identification No.)

600 ALBANY STREET, DAYTON, OHIO, 45401
(Address of principal executive offices)
(Zip Code)

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

Yes  X    No

    Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

CLASS                                OUTSTANDING AS OF October 22,1998
Common Stock - $1.00 Par Value                              23,733,742
Class A Stock - $1.00 Par Value                              4,725,000

INDEX


                                     Page
Part I  Financial Information

    Item 1. Financial Statements

Statement of Income
for the 13 Weeks Ended September 27, 1998 and September 28, 1997 and
for the 39 Weeks Ended September 27, 1998 and September 28, 1997       3

Balance Sheet
as of September 27, 1998 and December 28, 1997                         4

Statement of Cash Flows
for the 39 Weeks Ended September 27, 1998 and September 28, 1997       5

d) Note to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  7-9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk    9


Part II  Other Information

Item 1. Legal Proceedings                                             10

Item 2. Changes in Securities and Use of Proceeds                     10

Item 3. Defaults upon Senior Securities                               10

Item 4. Submission of Matters to a Vote of Security Holders           10

Item 5. Other Information                                             10

Item 6. Exhibits and Reports on Form 8-K                              10

Signature                                                             11

Exhibit Index                                                         12



PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended December 28, 1997.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


STATEMENT OF INCOME (In Thousands except Data Per Share)


                                   Third Quarter             Nine Months
                                   13 Weeks Ended           39 Weeks Ended
                                 Sept. 27,  Sept. 28,     Sept. 27, Sept.28
                                 1998          1997          1998     1997
TOTAL REVENUE                    $340,648   $237,243     $1,018,359 $703,824

COSTS AND EXPENSES
    Cost of Products Sold          210,409   139,789         643,059  416,244
    Engineering and Research         2,305     2,227           7,528    7,020
    Selling and Administrative      82,609    58,059         251,668  171,010
    Depreciation and Amortization   12,802     9,712          39,847   28,339
    Interest                         3,371        71          10,415      218
    Total Costs and Expenses       311,496   209,858         952,517  622,831

INCOME BEFORE INCOME TAXES          29,152    27,385          65,842   80,993
Income Taxes                        11,935    11,135          26,566   32,796

NET INCOME                         $17,217   $16,250         $39,276  $48,197

Average Number of Shares Outstanding (000s):
Basic                               28,454    28,498          28,442   28,498
Diluted                             28,603    28,699          28,607   28,699

DATA PER SHARE:
Earnings Per Share
Basic                              $  0.61   $  0.57          $ 1.38   $ 1.69
Diluted                               0.60      0.57            1.37     1.68
Dividends Paid                     $  0.21   $  0.20          $ 0.63   $ 0.60

See note to financial statements.



a)  BALANCE SHEET (Dollars in Thousands)

                                                 Sept. 27,        Dec. 28,
       ASSETS                                      1998            1997
CURRENT ASSETS
Cash and Cash Equivalents                        $  36,351    $  67,556
Short Term Investments                                 834       16,055
Accounts Receivable, less Allowance for Losses     269,449      191,031
Deferred Accounts Receivable, less Allowance
 for Losses                                          2,476           -
Inventories
Finished Products                                  127,939        58,675
Jobs in Process                                     28,980        16,500
Materials and Supplies                              10,361        10,371
Deferred Income Tax                                  6,168         6,168
Prepaid Expense                                     11,860        12,462
Total Current Assets                               494,418       378,818

PLANT AND EQUIPMENT
Buildings and Improvements                          96,219        67,874
Machinery and Equipment                            327,469       237,320
Office Equipment                                    63,357        67,324
Total                                              487,045       372,518
Less Accumulated Depreciation                      193,240       155,634
Depreciated Cost                                   293,805       216,884
Construction in Process                             68,896        39,070
Land                                                 9,137         4,081
Total Plant and Equipment                          371,838       260,035

OTHER ASSETS
Goodwill, Patents, and Other                        32,148         3,099
Prepaid Pension Expense                             75,742           -
Investment in F3                                     4,785         5,066
Total Other Assets                                 112,675         8,165
TOTAL ASSETS                                      $978,931      $647,018

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                    53,886        25,296
Dividends Payable                                    3,570        5,968
Accrued Compensation                                37,832       34,817
Accrued Other Expense                                9,150        4,581
Accrued Taxes, except Income                        10,203          6,977
Income Taxes Payable                                 4,064        1,155
Customer Deposits                                   19,802       21,003
Deferred Service Contract Income                    10,594         7,222
Accrued Restructuring                               22,276                -
Total Current Liabilities                          171,377      107,019

LONG-TERM LIABILITIES
Long-Term Debt                                     234,630           4,600
Deferred Compensation                                2,653               -
Retiree Healthcare                                  54,477       28,779
Deferred Income Taxes                                  652     18,685
Total Long-Term Liabilities                        292,412        52,064

SHAREHOLDERS EQUITY
Common Stock, $1.00 Par Value
    24,384,570 Shares Issued in 1998                24,385
    24,308,437 Shares Issued in 1997                                24,308
    Class A Stock, $1.00 Par Value
       4,725,000 Shares Issued                       4,725        4,725
    Capital in Excess of Par Value                  33,740        31,599
    Retained Earnings                              471,583      444,259
    Treasury Stock
       651,152 Shares at Cost                      (18,279)
       615,073 Shares at Cost                                     (16,956)
    Common Stock held in Grantor Trust
       26,284 Shares at Cost                       (1,012)               -
       Total Shareholders Equity                  515,142      487,935
TOTAL LIABILITIES AND SHAREHOLDER EQUITY          $978,931     $647,018

See Note to Financial Statements.

STATEMENT OF CASH FLOWS (Dollars in Thousands)

                                                     Nine Months
                                                   39 Weeks Ended
                                               Sept. 27,        Sept. 28,
                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                   $39,276      $48,197

    Add Items Not Affecting Cash:
       Depreciation and Amortization              39,847        28,339
       Loss on Sale of Facilities                     94         245
       Net Change to Investments                      21      1,267
       Net Change to Retiree Healthcare             (253)      1,075
       Net Change to Deferred Compensation         2,653          -

Increase/(Decrease) in Cash Arising from Changes in Assets and Liabilities:
       Accounts Receivable                          3,743      10,056
       Deferred Accounts Receivable                48,293         -
       Inventories                                (65,735)       (1,022)
       Other Assets                                 3,306            417
       Prepaid Pension                             (3,409)                -
       Accounts Payable                            (5,006)            362
       Accrued Expenses                            (2,786)       (4,052)
       Accrued Restructuring Expenses             (17,684)                 -
       Income Taxes Payable                           808         (371)
       Customer Deposits                           (1,200)     17,004
       Deferred Service Income                      3,372        1,078
    Net Adjustments                                 6,064      54,398
    Net Cash Provided by Operating Activities      45,340     102,595

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sale of Facilities                1,159           401
    Additions to Plant and Equipment              (55,457)     (44,456)
    Acquisition                                  (245,000)                -
    Maturity of Short-Term Investments             30,481               -
    Purchase of Short-Term Investments            (15,000)     (15,000)
    Investment in F3 Corporation                   (1,000)      (3,028)
    Purchase of Key-Man Life Insurance Policies    (2,400)               -
       Net Cash (Used in) Investing Activities   (287,217)       (62,083)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Long-Term Debt                  230,000                 -
    Payments of Long-Term Debt                     (1,294)               -
    Proceeds from Issuance of Common Stock          1,948       2,794
    Redemption of Common Stock                     (2,052)    (12,181)
    Dividends Paid                                (17,930)    (17,108)
       Net Cash Provided by (Used in) Financing
        Activities                                210,672       (26,495)

NET (DECREASE)/INCREASE IN CASH AND CASH
 EQUIVALENTS                                      (31,205)      14,017

Cash and Cash Equivalents, Beginning                67,556      64,550
CASH AND CASH EQUIVALENTS, ENDING                  $36,351      $78,567

See note to financial statements.
a)  NOTE TO FINANCIAL STATEMENTS

c)  Acquisition of Uarco Incorporated

On December 31, 1997, the Company acquired all outstanding shares of Uarco Incorporated. Uarco Incorporated operated as a wholly owned subsidiary for three months until it was merged into The Standard
Register Company on March 31, 1998.

The purchase price was $245 million in cash, of which $230 million was financed under a new five-year bank revolving credit agreement.

The acquisition has been accounted for under the purchase method. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. This allocation has been completed on a preliminary basis, and as a result, adjustments to the carrying values of assets and liabilities may occur during 1998, as additional information becomes available.

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

                                         (in thousands of dollars)

                                    Third Quarter               Nine Months
                                    13 Weeks Ended          39 Weeks Ended
                               Sept. 27,     Sept. 28,   Sept. 27,  Sept. 28,
                               1998          1997            1998     1997    .
       Total Revenue          $340,648   $354,677     $1,018,359 $1,048,047

       Net Income               17,217      9,220         39,276     25,541

       Earnings Per Share
          Basic                $  0.61    $  0.33        $  1.38     $ 0.90
          Diluted                 0.60       0.32           1.37       0.89

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS FROM OPERATIONS

Results of Operations

Net Income for the third quarter ended September 27, 1998 was $17.2 million or $.61 per Basic Share, compared to $16.3 million and $.57 per Basic Share for the third quarter 1997. On a diluted basis, Net Income Per Share was $.60 in the current quarter versus $.57 in the prior year. Revenue for the third quarter was $340.6 million, 44% above the comparable quarter of 1997.

The acquisition of Uarco, Incorporated on December 31, 1997 figured prominently in the results of operations reported thus far in 1998. Uarcos operating losses for the year 1997 were $39.2 million on revenues of
$473.6 million.   An overview of the plan to integrate Uarco was provided
in the 10Q report for the second quarter 1998.   In brief, the plan was to
integrate Uarco quickly, to reduce operating costs, and to improve the price levels in acquired accounts that were not profitable. The Companys financial objective was to achieve meaningful improvements in earnings in each successive quarter of 1998.

The integration of Uarco began promptly after the December 31st close and has proceeded on schedule. The previous 10Q report outlined sales office consolidations, the closing of the former Uarco headquarters, the consolidation of two forms plants and four smaller print centers into nearby Standard Register facilities, and other cost reduction actions taken in the first half of the year. During the third quarter, the Company announced the closure of an additional forms plant in Fulton, Kentucky and three additional print centers; in each case the majority of productive capacity was transferred to other manufacturing facilities. In managements judgment, the actions taken thus far in 1998 will produce annualized savings in excess of $55 million. Although there has been some progress, the Company has not yet achieved targeted price increases on unprofitable Uarco accounts. Efforts to raise prices have been hampered by weakening paper prices as the year has progressed.
The lower paper costs have helped margins, but have not provided good footing for raising forms prices. In managements judgment, account profitability will improve during 1999 as a result of a stable or strengthening paper market and the introduction of new value added products and services to former Uarco accounts.

A summary statement of operations is shown below.  Dollar figures shown
are in millions except for per share amounts.   In keeping with our
stated financial objective of achieving improving earnings in sequential quarters, the comments following the table will address the third quarter in comparison to the two preceding quarters of the year.




    Revenue                              1st Qtr   2nd Qtr       3rd Qtr
       Shipments                         $375.1        $358.1       $343.0
       Uarco Pre-98 Storage               -31.0         -24.4         -2.4
       Revenue                            344.1         333.7        340.6
       % Increase over prior year          49.5%         41.1%        43.6%

       Gross Margin                       121.6         123.5        130.2
          % Revenue                        35.3%         37.0%        38.2%

       SG&A Expenses                       88.6          85.7         84.9
       EBITDA                              33.0          37.8         45.3
          % Revenue                         9.6%         11.3%        13.3%

       Depreciation & Amortization         13.5          13.5          12.8
       Interest Expense                     3.4           3.6          3.4
       Pretax Profit                       16.1          20.7         29.1

       Income Taxes                         6.4           8.3         11.9
           % Rate                          39.6%      40.1%     40.9%

       Net Income                           9.7         12.4         17.2
          % Revenue                         2.8%      3.7%       5.0%

       Earnings Per Share  Basic          $.34          $.44         $.61
                               Diluted     $.34          $.43          $.60


Prior to January 1, 1998, Uarco and Standard Register had different revenue recognition policies with respect to custom forms placed in company warehouses for subsequent delivery to customers. Uarco took revenue credit when the forms went into the warehouse; Standard Register recorded revenue upon shipment from the warehouse to the customer. The value of custom finished storage inventory in Uarco warehouses as of the acquisition was carried as a deferred accounts receivable and could not be recognized as revenue when Standard Register delivered it to customers following the acquisition. The value of these deferred accounts receivable shipped in the first, second, and third quarters was $31.0 million, $24.4 million, and $2.4 million respectively. Most of the January 1, 1998 balance of arco deferred accounts receivable has been shipped to customers as of the end of the third quarter.

The Companys business plan anticipated the loss of some Uarco revenue as a natural consequence of the acquisition, reflecting expected sales turnover and efforts to improve unprofitable accounts. The pattern of revenue in the first three quarters is primarily a function of the loss
of former Uarco business.    The rate of revenue erosion is expected to
slow over the next few quarters. Seasonal factors should push fourth quarter revenue above the third quarter level.

The gross margin continued its improving trend reflecting the effects of higher revenue, the cost reductions described earlier, and lower paper prices. The Company recorded a favorable LIFO inventory adjustment of approximately $2.0 million in the quarter.

SG&A expenses continued to decline, again the result of the cost reduction program. Acquisition integration costs, including equipment relocation, training, and other expenditures not chargeable to the opening restructuring liability, were $3.6 million in the quarter, compared to $2.0 million in the first half of the year. Expenses to ensure that the Company's systems will be Year 2000 compliant were $1.2 million in the quarter, compared to $3.4 million in the first half. The Company expects to complete its Year 2000 system modifications and testing by mid year 1999, spending an additional $4.5 million.

The drop in Depreciation and Amortization reflects the closure of facilities described earlier. Interest expense was slightly lower in the quarter as a result of lower rates; the balance of debt was unchanged. The tax rate was slightly higher in the third quarter, reflecting a lesser relative amount of tax exempt interest income on investments.

Financial Condition

The balance of Cash, Cash Equivalents, and Short-term Investments increased $1.5 million in the quarter to $37.2 million. Debt, which financed the majority of the $245 million Uarco acquisition on December 31, 1997, remained at $234.6 million. Netting the cash against the debt produces a net debt to net capital ratio of 27.7%. The Company's financial condition remains very strong.

Capital expenditures were $12.0 million for the quarter. The current outlook for the year calls for capital spending in the $70 million to $75 million range, below our earlier estimate of $80 million.

The Company believes that the combination of internally generated funds, existing cash reserves, and $70 million of available credit under the revolving credit agreement will be sufficient to finance its operations over the next year.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K

Exhibit          Description

Financial Data Schedule (filed only electronically with the SEC)

Form 8K was not filed within the reporting period.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

October 22, 1998


 /s/ C. J. Brown      By C. J. Brown, Sr. Vice President, Administration,
Treasurer,
                     Chief Financial Officer, and Chief Accounting Officer