Form 10-Q/A
period 1998-03-29
STANDARD REGISTER CO
filed 1998-12-03
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 1998

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

Yes  X    No

CLASS                            OUTSTANDING AS OF March 29, 1998
Common Stock - $1.00 Par Value                         23,701,305
Class A Stock - $1.00 Par Value                         4,725,000
INDEX


                                                Page
Part I  Financial Information

    Item 1. Financial Statements

       a) Statement of Income                                    3
          for the 13 Weeks Ended March 29, 1998 and March 30, 1997

       Balance Sheet                                          4
          as of March 29, 1998 and December 28, 1997

       Statement of Cash Flows                                5
          for the 13 Weeks Ended March 29, 1998 and March 30, 1997

       d) Notes to Financial Statements                          6

Signature                                                       7


Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to:

    correct typographical errors that were contained in the Statements of Income and Cash Flows for the 13 Weeks Ended March 30,1997.

    correct the classification of Accrued Restructuring Liability from Long-Term
       Liabilities to Current Liabilities.

    correct unaudited pro forma information as presented in Note B of the Notes to Financial Statements.

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

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
[CAPTION]
STATEMENT OF INCOME (In Thousands except Data Per Share)

                                                    First Quarter
                                                   13 Weeks Ended
                                                Mar. 29,      Mar. 30,
                                                  1998          1997
TOTAL REVENUE                                   $344,057       $230,114

COSTS AND EXPENSES
    Cost of Products Sold                        222,473        136,525
    Engineering and Research                       2,782         2,481
    Selling and Administrative                    85,813        56,364
    Depreciation and Amortization                 13,521         9,156
    Interest                                       3,430             77
       Total Costs and Expenses                  328,019        204,603

INCOME BEFORE INCOME TAXES                        16,038        25,511
Income Taxes                                       6,347         10,563

NET INCOME                                        $9,691        $14,948

Average Number of Shares Outstanding (000s):
    Basic                                        28,424         28,616
    Diluted                                      28,613         28,824

DATA PER SHARE:
Earnings Per Share
    Basic                                        $  0.34       $  0.52
    Diluted                                        0.34           0.52
Dividends Paid                                   $  0.21       $  0.20

See note to financial statements.
b)  BALANCE SHEET (Dollars in Thousands)
                                                 Mar. 29,          Dec. 28,
ASSETS                                                1998             1997

CURRENT ASSETS
    Cash and Cash Equivalents                    $  45,442        $  67,556
    Short Term Investments                          15,902           16,055
 Accounts Receivable, less Allowance for Losses    261,010          191,031
    Deferred Accounts Receivable,
       less Allowance for Losses                    24,733                -
    Inventories
       Finished Products                            91,075           58,675
       Jobs in Process                              30,797           16,500
       Materials and Supplies                       14,683           10,371
    Deferred Income Tax                              6,168            6,168
    Prepaid Expense                                 10,368           12,462
       Total Current Assets                        500,178          378,818

PLANT AND EQUIPMENT
    Buildings and Improvements                      93,355           67,874
    Machinery and Equipment                        315,745          237,320
    Office Equipment                                57,199           67,324
       Total                                       466,299          372,518
    Less Accumulated Depreciation                  168,140          155,634
       Depreciated Cost                            298,159          216,884
    Construction in Process                         49,924           39,070
    Land                                             9,457            4,081
       Total Plant and Equipment                   357,540          260,035

OTHER ASSETS
    Goodwill, Patents, and Other                    37,477            3,099
    Prepaid Pension Expense                         73,889                -
    Investment in F3                                 4,785            5,066
       Total Other Assets                          116,151            8,165
TOTAL ASSETS                                      $973,869         $647,018

       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
    Accounts Payable                                50,804           25,296
    Dividends Payabl                                     -            5,968
    Accrued Compensa                                35,634           34,817
    Accrued Other Expense                            5,397            4,581
    Accrued Taxes, except Income                    12,803            6,977
    Income Taxes Payable                             6,089            1,155
    Customer Deposits                               26,225           21,003
    Deferred Service Contract Income                 9,062            7,222
    Accrued Restructuring                           37,030                -
       Total Current Liabilities                   183,044          107,019

LONG-TERM LIABILITIES
    Long-Term Debt                                 234,670            4,600
    Deferred Compensation                            2,525                -
    Retiree Healthcare                              55,253           28,779
    Deferred Income Taxes                              652           18,685
       Total Long-Term Liabilities                 293,100           52,064

SHAREHOLDERS EQUITY
    Common Stock, $1.00 Par Value
       24,333,378 Shares Issued in 1998             24,333
       24,308,437 Shares Issued in 1997                              24,308
    Class A Stock, $1.00 Par Value
       4,725,000 Shares Issued                       4,725            4,725
    Capital in Excess of Par Value                  32,231           31,599
    Retained Earnings                              453,948          444,259
    Treasury Stock
       632,073 Shares at Cost                      (17,512)
       615,073 Shares at Cost                                        (16,956)
       Total Shareholders Equity                  497,725          487,935
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY        $973,869         $647,018

See Note to Financial Statements.

STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                                     Three Months
                                                     39 Weeks Ended
                                                 Mar. 29,     Mar. 30,
                                                   1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                     $  9,691      $14,948

    Add Items Not Affecting Cash:
       Depreciation and Amortization                 13,521        9,156
       Loss on Sale of Facilities                        63           56
       Net Change to Investments                        138          750
       Net Change to Retiree Healthcare                 523          455
       Net Change to Deferred Compensation            2,525            -

Increase/(Decrease) in Cash Arising from Changes in Assets and Liabilities:
       Accounts Receivable                           12,181       14,275
       Deferred Accounts Receivable                  26,036            -
       Inventories                                  (35,010)        (430)
       Other Assets                                  (1,113)         983
       Accounts Payable and Accrued Expenses        (20,721)     (11,907)
       Income Taxes Payable                           2,834        8,177
       Customer Deposits                              5,222        2,974
       Deferred Service Income                        1,840        2,120
    Net Adjustments                                   8,039       26,609
    Net Cash Provided by Operating Activities        17,730       41,557

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sale of Facilities                     50          120
    Additions to Plant and Equipment                (14,665)     (13,326)
    Acquisition                                    (245,000)           -
    Maturity of Short-Term Investments               15,295            -
    Purchase of Short-Term Investments              (15,000)           -
    Investment in F3 Corporation                     (1,000)      (3,028)
    Purchase of Key-Man Life Insurance Policies      (2,400)           -
       Net Cash (Used in) Investing Activities     (262,720)     (16,234)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Long-Term Debt                    230,000            -
    Payments of Long-Term Debt                       (1,254)           -
    Proceeds from Issuance of Common Stock              657        2,204
    Redemption of Common Stock                         (557)      (5,275)
    Dividends Paid                                   (5,970)      (5,750)
Net Cash Provided by (Used in) Financing Activities 222,876        (8,821)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS(22,114)      16,502

Cash and Cash Equivalents, Beginning                 67,556       64,550
CASH AND CASH EQUIVALENTS, ENDING                   $45,442      $81,052

See note to financial statements.
NOTES TO FINANCIAL STATEMENTS

Note A  Basis of Presentation

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

The unaudited pro forma information for the periods set forth below give effect to the acquisition and related financing as if they had occurred on December 29, 1997 and December 30, 1996. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had these transactions been consummated at the beginning of the periods presented.
[CAPTION]
                                         (in thousands of dollars)

                                                First Quarter
                                               13 Weeks Ended
                                            Mar. 27,      Mar. 28,
                                              1998          1997

       Total Revenue                         $344,057      $339,948

       Net Income                               9,691         6,342

       Earnings Per Share
          Basic                               $  0.34       $  0.22
          Diluted                                 0.34         0.22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 23, 1998


/s/ C. J. Brown                   By C. J. Brown, Sr. Vice President
                                      Administration, Treasurer,
                                      Chief Financial Officer, and
                                      Chief Accounting Officer