Form 10-Q/A
period 1998-06-28
STANDARD REGISTER CO
filed 1998-12-07
CIK 93456

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 1998

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

(937) 443-1000
(Registrant?s telephone number, including area code)

    Indicate by check mark whether the
registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No


CLASS
OUTSTANDING AS OF June 28, 1998
Common Stock - $1.00 Par Value
             23,731,328
Class A Stock - $1.00 Par Value
              4,725,000
INDEX


                                                                    Page
Part I ? Financial Information

  Item 1. Financial Statements

    Statement of Income                                             3
       for the 13 Weeks Ended June 28, 1998 and
       June 29, 1997 and for the 39 Weeks Ended
       June 28, 1998 and June 29, 1997

    Balance Sheet                                                   4
       as of June 28, 1998 and December 28, 1997

    Statement of Cash Flows                                         5
       for the 39 Weeks Ended June 28, 1998 and
       June 29, 1997

    d) Note to Financial Statements                                     6

Signature                                                               7


Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to:

    correct the classification of Accrued Restructuring Liability from Long-Term
       Liabilities
       to Current Liabilities.

    correct unaudited pro forma information as presented in the
       Note to Financial Statements.
PART I ? FINANCIAL INFORMATION

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

STATEMENT OF INCOME (In Thousands except Data Per Share)
[CAPTION]
                                        Second Quarter        Six Months
                                      13 Weeks Ended          26 Weeks Ended
                                     June 28, June 29,       June 28, June 29,
                                      1998       1997         1998     1997

TOTAL REVENUE                    $333,654   $236,467     $677,711   $466,581

COSTS AND EXPENSES
    Cost of Products Sold         210,177    139,930      432,650    276,455
    Engineering and Research        2,441      2,312        5,223      4,793
    Selling and Administrative     83,246     56,587      169,059    112,951
    Depreciation and Amortization  13,524      9,471       27,045     18,627
    Interest                        3,614         70        7,044        147
       Total Costs and Expenses   313,002    208,370      641,021    412,973

INCOME BEFORE INCOME TAXES         20,652     28,097       36,690     53,608
Income Taxes                        8,284     11,098       14,631     21,661

NET INCOME                        $12,368    $16,999      $22,059    $31,947

Average Number of Shares Outstanding (000s):
    Basic                          28,445     28,507       28,435     28,507
    Diluted                        28,606     28,716      28,609   28,716

DATA PER SHARE:
Earnings Per Share
    Basic                         $  0.44    $  0.60       $ 0.78     $ 1.12
    Diluted                          0.43       0.59         0.77       1.11
Dividends Paid                    $  0.21    $  0.20       $ 0.42     $ 0.40

See note to financial statements.
BALANCE SHEET (Dollars in Thousands)
                                          June 28,      Dec. 28,
       ASSETS                              1998         1997
CURRENT ASSETS
    Cash and Cash Equivalents           $  19,656    $  67,556
    Short Term Investments                 16,019       16,055
    Accounts Receivable, less Allowance
    for Losses                            264,354      191,031
    Deferred Accounts Receivable,
       less Allowance for Losses            4,514           -
    Inventories
       Finished Products                  118,574        58,675
       Jobs in Process                     28,543        16,500
       Materials and Supplies              12,514        10,371
    Deferred Income Tax                     6,168         6,168
    Prepaid Expense                         9,625        12,462
       Total Current Assets               479,967      378,818

PLANT AND EQUIPMENT
    Buildings and Improvements             95,293       67,874
    Machinery and Equipment               317,767      237,320
    Office Equipment                       60,093       67,324
       Total                              473,153      372,518
    Less Accumulated Depreciation         181,140      155,634
       Depreciated Cost                   292,013      216,884
    Construction in Process                71,731       39,070
    Land                                    9,532        4,081
       Total Plant and Equipment          373,276      260,035

OTHER ASSETS
    Goodwill, Patents, and Other           32,291        3,099
    Prepaid Pension Expense                70,917            -
    Investment in F3                        4,785        5,066
       Total Other Assets                 107,993        8,165
TOTAL ASSETS                             $961,236     $647,018

       LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
    Accounts Payable                       48,485       25,296
    Dividends Payable                           -        5,968
    Accrued Compensation                   33,157       34,817
    Accrued Other Expense                  11,614        4,581
    Accrued Taxes, except Income            8,108        6,977
    Income Taxes Payable                    1,335        1,155
    Customer Deposits                      20,255       21,003
    Deferred Service Contract Income        9,544        7,222
    Accrued Restructuring                  30,583            -
       Total Current Liabilities          163,081      107,019

LONG-TERM LIABILITIES
    Long-Term Debt                        234,630        4,600
    Deferred Compensation                   2,653            -
    Retiree Healthcare                     55,562       28,779
    Deferred Income Taxes                     652       18,685
       Total Long-Term Liabilities        293,497       52,064

SHAREHOLDERS EQUITY
    Common Stock, $1.00 Par Value
       24,365,964 Shares Issued in 1998    24,366
       24,308,437 Shares Issued in 1997                 24,308
    Class A Stock, $1.00 Par Value
       4,725,000 Shares Issued              4,725        4,725
    Capital in Excess of Par Value         32,841       31,599
    Retained Earnings                     460,338      444,259
    Treasury Stock
       634,636 Shares at Cost             (17,612)
       615,073 Shares at Cost                          (16,956)
       Total Shareholders? Equity         504,658      487,935
TOTAL LIABILITIES AND SHAREHOLDERS
 EQUITY                                  $961,236     $647,018

See Note to Financial Statements.

STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                               Six Months
                                            26 Weeks Ended
                                           June 28,     June 29,
                                            1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                             $22,059      $31,947

    Add Items Not Affecting Cash:
       Depreciation and Amortization        27,045       18,627
       Loss on Sale of Facilities               87          183
       Net Change to Investments                21          793
       Net Change to Retiree Healthcare        831          910
       Net Change to Deferred Compensation   2,653            -

Increase/(Decrease) in Cash Arising from Changes in Assets and Liabilities:
       Accounts Receivable                   8,838        19,213
       Deferred Accounts Receivable         46,255            -
       Inventories                         (58,085)        1,170
       Other Assets                          5,863           436
       Prepaid Pension                       4,725             -
       Accounts Payable                    (10,408)       (1,076)
       Accrued Expenses                    (13,966)      (7,134)
       Accrued Restructuring Expenses       (9,378)            -
       Income Taxes Payable                 (1,920)         (84)
       Customer Deposits                      (747)        3,033
       Deferred Service Income               2,323          736
    Net Adjustments                          4,137       36,807
Net Cash Provided by Operating Activities   26,196       68,754

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Sale of FacilitieS            53          199
    Additions to Plant and Equipment       (43,445)     (30,610)
    Acquisition                           (245,000)           -
    Maturity of Short-Term Investments      15,295            -
    Purchase of Short-Term Investments     (15,000)            -
    Investment in F3 Corporation            (1,000)       (3,028)
    Purchase of Key-Man Life Insurance
       Policies                             (2,400)           -
Net Cash (Used in) Investing Activities   (291,497)     (33,439)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Long-Term Debt           230,000            -
    Payments of Long-Term Debt              (1,294)           -
    Proceeds from Issuance of Common Stock   1,300        2,584
    Redemption of Common Stock               (656)     (11,365)
    Dividends Paid                         (11,949)     (11,427)
Net Cash Provided by (Used in) Financing
    Activities                             217,401       (20,208)

NET (DECREASE)/INCREASE IN CASH AND CASH
   EQUIVALENTS                             (47,900)       15,107

Cash and Cash Equivalents, Beginning        67,556       64,550
CASH AND CASH EQUIVALENTS, ENDING          $19,656      $79,657


See note to financial statements.

c) NOTE TO FINANCIAL STATEMENTS

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
[CAPTION]
                                        (in thousands of dollars)
                                   Second Quarter             Six Months
                                   13 Weeks Ended          26 Weeks Ended
                                  June 28,  June 29,      June 28, June 29,
                                   1998      1997          1998      1997
     [S]                        [C]       [C]           [C]       [C]
     Total Revenue              $333,654  $353,422      $677,711  $693,370

       Net Income                 12,368     9,979        22,059    16,321

       Earnings Per Share
          Basic                  $  0.44   $  0.35       $  0.78   $  0.57
          Diluted                   0.43      0.35          0.77      0.57

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