Form 10-K
period 1999-01-03
STANDARD REGISTER CO
filed 1999-03-26
CIK 93456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 3, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

                                                    Name of each exchange
   Title of each class                               on which registered
----------------------------                       ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 16, 1999 was approximately $343,524,000, based on a closing sales price of $29.50 per share on March 16, 1999.

At March 16, 1999, the number of shares outstanding of the issuer's classes of common stock are as follows:

    Common stock, $1.00 par value                  23,753,551 shares
    Class A stock, $1.00 par value                  4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 21, 1999.

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

     On December 31, 1997, the Company acquired the stock of Uarco Incorporated (UARCO) for $245 million in cash. The acquisition was in line with the Company's goal to become the leading document management company in the industry. The addition of UARCO enhances the Company's positions in key industry and product growth segments and creates the opportunity for significant economies of scale. With the acquisition, Standard Register believes it is the largest company in the U.S. forms and pressure sensitive label market with an approximate 15 percent share. Moore Corporation is estimated to be a close second in the U.S. market.

     Effective January 1, 1998, the Company realigned its products and services into two divisions. The Document Management and Systems Division produces and delivers document management solutions to customers, including workflow consulting, document design, custom printed forms and labels, electronic forms, distribution services, and distributed intelligent printing and mailing systems. The Company's Impressions(R) Division provides print on demand, promotional direct mail, document and plastic card fulfillment services, and commercial printing.

   DOCUMENT MANAGEMENT AND SYSTEMS DIVISION

     BUSINESS FORMS - Standard Register is known for its high-quality business forms and document management solutions. Traditional forms include custom continuous, secure documents, snap-apart Zipsets(R), as well as laser cut-sheet products. The Company also works with customers to analyze their workflow to improve the design of their forms or to provide electronic documents in order to improve overall business performance.

     LABELS - Standard Register produces flexographic, screen and offset printed labels, bar code/automatic ID systems, pressure sensitive labels, compliance labels and variable image products that use the latest laser and thermal transfer technology. With the acquisition of Uarco Incorporated, the Company doubled its label revenues and believes that it is now the largest domestic producer of custom pressure sensitive labels in the United States.

     SMARTWORKS - The Company provides customers with a single desktop solution for document automation and management. SMARTworks(TM) organizes all paper documents, manages their ordering, distribution, and usage, and identifies the best candidates for migration to electronic format. The system is integrated with Standard Register's warehousing and distribution/requisition/order entry systems to provide flexible, up-to-date information, with distributed access and centralized control. SMARTworks on-line, real-time access provides customers value through single-source document management, printing, fulfillment, requisition, and warehousing solutions.

     DISTRIBUTION SERVICES - Standard Register operates a nationwide network of over 80 distribution centers to provide our customers with the cost advantages of high-volume printing, coupled with just-in-time delivery service to dock or desktop.

     INTELLIGENT PRINTING SYSTEMS AND SUPPLIES - The Company's Document System Group enhances the quality, efficiency, and security of printed documents by providing turnkey printing solutions. Document management equipment, application software, service, and supplies come together with traditional business forms and labels to provide customers with a single source supplier for all their printing and processing needs.

   IMPRESSIONS DIVISION

     PRINT ON DEMAND - Stanfast(R) was established in 1983 based on the concept of providing short-run documents to the Company's forms management accounts. The trend towards outsourcing is driving rapid growth in the print on demand market and Stanfast's nationwide network of distributive print centers allows the Company to provide value and service to our customers. The Company now has 35 Stanfast print centers across the nation specializing in just-in-time production of business documents using traditional offset printing and newer digital print and image technology.

     PROMOTIONAL DIRECT MAIL - Communicolor(R) is a leading designer and printer of innovative direct-mail campaigns providing personalization services for many of the nation's largest direct-mail marketers. A pioneer in the direct-mail industry, they offer a full range of state-of-the-art technology to enhance the targeted direct mail message.

     On February 11, 1999, the Company announced that it has reached an agreement to sell the Communicolor operation to R.R. Donnelley and Sons Company. The Company believes shareholders will be better served by redirecting its investment to the Company's core products and services. The sale is expected to close by March 31, 1999.

     DOCUMENT AND PLASTIC CARD FULFILLMENT SERVICES - The Company's Imaging Services Group(SM) provides customers with complete fulfillment services, including programming, design, printing, imaging, and distribution of these types of documents. In addition, the Imaging Services Group takes advantage of the trend to outsource plastic card services by offering packages for ATMs, prepaid phone cards, membership cards, smart cards, and numerous other card programs.

     COMMERCIAL PRINTING - On January 26, 1999, the Company announced the formation of a Commercial Print Group which will include the Company's Secaucus, New Jersey facility and the newly purchased DuPont printing and publishing operation in Boothwyn, Pennsylvania. Recognizing the trend of business customers to use high-quality, commercial printing pieces to augment their traditional products, Standard Register is poised to be a single-source supplier and take advantage of this expanding marketplace.

     The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Documents are printed at 62 geographically disbursed locations in the U.S. Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery. The management of document inventories to provide just-in-time delivery is a major element of customer service.

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

     The Company had engineering and research expense during 1998 of $9.4 million compared to $9.1 and $7.8 million for 1997 and 1996, respectively. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve 98 professional employees.

     Expenditures for property, plant and equipment totaled $65.7 million in 1998, compared to $61.3 million and $57.8 million in 1997 and 1996, respectively.

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

     3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 3.6 to 1 at January 3, 1999 as compared to 3.5 to 1 at December 28, 1997 and 4.0 to 1 at December 29, 1996. Total debt, including long-term and current maturities, was 31.0% of total capital at year-end 1998, compared to 0.9% and 1.0% for years-end 1997 and 1996, respectively.

     4.) The business of the Company taken as a whole is not dependent upon any single customer or a few customers. No single customer accounts for 10% or more of total revenue.

     5.) The Company's backlog of custom printing orders at February 28, 1999 was $81.4 million compared to $85.7 million and $53.8 million at February 28, 1998 and February 28, 1997, respectively. The February 28, 1998 backlog included $17.6 million of business acquired in the UARCO acquisition. All orders are expected to be filled within the ensuing fiscal year.

     6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

     7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

     8.) At February 28, 1999, the Company had 8,682 employees compared to 9,743 and 6,488 at February 28, 1998 and February 28, 1997,
          respectively.

     9.) Substantially all of the Company's products and services facilitate the recording, storage and communication of business transactions and information.

     10.) No material portion of the Company's sales or net income is derived from sales to foreign customers. The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services. Royalties from these foreign associates are approximately .2% of total revenue.

ITEM 2 - PROPERTIES

     The Document Management and Systems Division operates major production facilities located in the following cities:

                     -   Cincinnati, Ohio
                     -   Dayton, Ohio
                     -   Fayetteville, Arkansas
                     -   Kirksville, Missouri
                     -   Middlebury, Vermont
                     -   Murfreesboro, Tennessee
                     -   Porterville, California
                     -   Radcliff, Kentucky
                     -   Rocky Mount, Virginia
                     -   Salisbury, Maryland
                     -   Shelbyville, Indiana
                     -   Spring Grove, Illinois
                     -   Tampa, Florida
                     -   Terre Haute, Indiana
                     -   Toccoa, Georgia
                     -   Watseka, Illinois
                     -   York, Pennsylvania

     With the exceptions of Tampa, Florida and Toccoa, Georgia, these facilities are owned by the Company.

     The Impressions Division operates major production facilities located in the following cities:

                     -   Boothwyn, Pennsylvania
                     -   Charlotte, North Carolina
                     -   Eudora, Kansas
                     -   Newark, Ohio
                     -   Phoenix, Arizona
                     -   Rochester, New York
                     -   Sacramento, California
                     -   Tolland, Connecticut

     Of these facilities, Phoenix, Arizona, Rochester, New York, Sacramento, California, and Tolland, Connecticut are leased. In addition, the Impressions Division operates 35 smaller Stanfast Print Centers. In most cases these facilities are located in major metropolitan locations in the U.S. and are leased. The Company currently owns Eudora, Kansas and Newark, Ohio, both of which are slated for sale to R.R. Donnelley and Sons.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                              Officer
        Name                     Age             Office and Experience                         Since
        ----                     ---             ---------------------                         -----

Craig J. Brown                   49     Senior Vice President, Administration,                 1987
                                        Treasurer and Chief Financial Officer.
                                        Mr. Brown has served in his current
                                        position since March 1995, having
                                        previously served as Vice President,
                                        Finance and Treasurer from April 1987 to
                                        March 1995.

Brian W. Calabro                 42     Corporate Vice President, Sales. Mr.                   1997
                                        Calabro has served in his current
                                        position since April 1997. He previously
                                        served as General Sales Manager,
                                        National Accounts since July 1994 and
                                        Manager, National Account Sales since
                                        November 1990.

H. Franklin Coffman              60     Corporate Vice President, Corporate                    1995
                                        Marketing and Communications. Mr.
                                        Coffman has served in this position
                                        since March 1995. Previously he held
                                        positions as Assistant Vice President,
                                        Customer Service and Communications from
                                        January 1995 to March 1995, Director,
                                        Field Automation and Customer Support
                                        from October 1993 to January 1995, and
                                        National Sales Manager from January 1992
                                        to October 1993.


                                                                                              Officer
        Name                     Age             Office and Experience                         Since
        ----                     ---             ---------------------                         -----

James H. DeYoung                 60     Corporate Vice President, International                1995
                                        Operations. Mr. DeYoung has served in
                                        this position since March 1995. He
                                        previously served as Assistant Vice
                                        President, International Operations from
                                        January 1994 to March 1995 and Director,
                                        World Trade from October 1990 to January
                                        1994.

Peter A. Dorsman                 43     Senior Vice President and General                      1996
                                        Manager, Document Management and Systems
                                        Division. Mr. Dorsman has served in this
                                        position since January 1998. He served
                                        as Senior Vice President and General
                                        Manager, Equipment Division from January
                                        1996 to January 1998. Prior to joining
                                        Standard Register in January 1996, he
                                        held a number of senior marketing,
                                        strategic planning, and sales management
                                        positions with NCR Corporation.

Paul H. Granzow                  71     Chairman, Board of Directors. Mr.                      1984
                                        Granzow has served as Chairman of the
                                        Board of Directors since January 1984.
                                        He is co-trustee of the John Q. Sherman
                                        Trust and also serves as Senior Vice
                                        President and Director of the Weston
                                        Paper and Manufacturing Company.

Kathryn A. Lamme                 52     Corporate Vice President, Secretary and                1998
                                        Deputy General Counsel. Ms. Lamme has
                                        served in this position since joining
                                        Standard Register in March 1998.
                                        Previously she was a partner with the
                                        law firm of Turner, Granzow &
                                        Hollenkamp.

J. Doug Patterson                44     Corporate Vice President, Chief                        1998
                                        Information Officer. Prior to joining
                                        Standard Register in January 1998, Mr.
                                        Patterson served as Vice President,
                                        Information Systems for Uarco
                                        Incorporated since November 1993.

Peter S. Redding                 60     President and Chief Executive Officer.                 1981
                                        Mr. Redding has served in his current
                                        position since December 1994. He
                                        previously served as Executive Vice
                                        President and Chief Operating Officer
                                        from January 1994 to December 1994 and
                                        Executive Vice President, Forms Division
                                        from January 1992 to January 1994.

John E. Scarpelli                55     Corporate Vice President, Human                        1995
                                        Resources. Mr. Scarpelli was elected to
                                        this position in March 1995. He
                                        previously served as Assistant Vice
                                        President, Human Resources from January
                                        1993 to March 1995.

Joseph V. Schwan                 62     Executive Vice President and Chief                     1991
                                        Operating Officer. Mr. Schwan has served
                                        in this position since April 1997.
                                        Previously he served as Senior Vice
                                        President and General Manager, Document
                                        Management Division from March 1995 to
                                        April 1997 and Vice President, Forms
                                        Sales and Marketing from August 1991 to
                                        March 1995.

                                                                                              Officer
        Name                     Age             Office and Experience                         Since
        ----                     ---             ---------------------                         -----


Allan F. Scott                   51     Corporate Vice President, Operational                  1998
                                        Excellence. Prior to joining Standard
                                        Register in January 1998, Mr. Scott
                                        served as Vice President, Operations for
                                        Uarco Incorporated since November 1996.
                                        Previous to his Uarco experience, Mr.
                                        Scott had been with Wilson Sporting
                                        Goods as Vice President of Golf
                                        Operations from 1995 to 1996 and plant
                                        manager from 1993 to 1995.

Harry A. Seifert, Jr.            61     Corporate Vice President and General                   1987
                                        Manager, Rotary Group. Mr. Seifert has
                                        served in this position since March
                                        1998. Previously he had been Vice
                                        President, Manufacturing - Document
                                        Management Division from January 1997 to
                                        March 1998 and Vice President, Forms
                                        Manufacturing - Document Management
                                        Division from August 1992 to January
                                        1997.

Michael Spaul                    51     Corporate Vice President. Mr. Spaul has                1991
                                        served as General Manager of
                                        Communicolor since January 1990.

Timothy J. Webb                  49     Senior Vice President and General                      1998
                                        Manager, Impressions Division. Prior to
                                        joining Standard Register in January
                                        1998, Mr. Webb served Uarco Incorporated
                                        for 26 years, most recently as President
                                        and CEO since August 1994. He also
                                        served as Executive Vice President from
                                        April 1994 to August 1994 and Senior
                                        Vice President prior to April 1994.

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

                                                       1998
           ------------------------------------------------------------------------------------------------
                                 Cash
           Quarter              Dividend               High                      Low                  Last
           -------              --------               ----                      ---                  ----
           1st                    $0.21                $36.31                   $31.00               $33.87
           2nd                    $0.21                $40.00                   $33.87               $35.69
           3rd                    $0.21                $36.75                   $28.31               $28.69
           4th                    $0.21                $30.94                   $24.50               $30.94

                                                       1997
           ------------------------------------------------------------------------------------------------
                                 Cash
           Quarter              Dividend               High                      Low                  Last
           -------              --------               ----                      ---                  ----
           1st                    $0.20                $35.50                   $31.75               $33.12
           2nd                    $0.20                $35.75                   $30.50               $30.50
           3rd                    $0.20                $35.25                   $30.50               $32.75
           4th                    $0.20                $35.50                   $32.00               $35.37

(b) The number of shareholders of record of the Company's common stock as of March 16, 1999 was 3,264, excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

(c) Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

ITEM 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data                1998             1997           1996           1995            1994
------------------------------                ----             ----           ----           ----            ----
                                                             Thousands except for per share data
                                              ---------------------------------------------------------------------
Revenue                                    $1,396,869        $965,674       $943,979       $903,240        $767,415

Net income                                     59,583          66,894         63,157         47,759          43,876

Earnings per share:

      Basic                                      2.10            2.35           2.20           1.67            1.53

      Diluted                                    2.08            2.33           2.19           1.67            1.53

Selected Balance Sheet Data
---------------------------
Total assets                                 $985,077        $647,018       $588,113       $555,503        $525,659

Long-term debt                                234,075           4,600          4,600          4,600          11,071

Other
-----

Cash dividends paid
  per share                                       .84             .80            .76            .72             .68


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:  1998 Compared to 1997
---------------------------------------------

     Net Income for 1998 was $59.6 million or $2.10 per basic share, 11% below the $66.9 million or $2.35 per basic share result for 1997. Revenue totaled $1.397 billion, 45% above the $966 million reported for 1997.

     The acquisition of Uarco, Inc., which became effective December 31, 1997 - during the first week of the Company's 1998 fiscal year, figured prominently in the results of operations for 1998. In the year prior to the acquisition, Uarco incurred a $39 million pretax operating loss on revenue of $474 million, closing its fiscal year 1997 with approximately $423 million in financial debt. Standard Register acquired the stock of Uarco, Inc. for $245 million in cash and assumed no financial debt. The table below summarizes the valuation after final purchase accounting adjustments:

         (Dollars in thousands)
         Net Operating Assets Acquired    $159.6
         Prepaid Pension Asset              67.0
         Restructuring Liability          ( 41.7)
         Goodwill                           60.1
                                          ------
         Purchase Price                   $245.0
                                          ======

         The Company's business plan for 1998 incorporated the following objectives:

- Achieve a rapid consolidation of the two companies in order to capitalize on the respective companies' personnel and market strengths and to present a single identity to the customer.

- Target profit improvements, including both improved pricing in unprofitable accounts and structural cost reductions.

- Achieve successive quarterly increases in earnings during 1998, exiting the year with a strong financial position.

     With regard to consolidations and profit improvements, the Company completed the following actions during 1998:

- The marketing and manufacturing operations of Standard Register and Uarco were immediately reorganized along product lines into two divisions.

         1. Document Management & Systems Division - Provides business forms and forms management, distribution services, pressure sensitive labels, and document management systems.

         2. Impressions Division - Provides promotional direct mail, imaging services, and on-demand printing.

- The sales forces for the two companies were consolidated within the first month, including the appointment of sales managers and the assignment of accounts. The consolidation resulted in the vacating of approximately 120 sales offices, reducing lease costs and improving effectiveness.

- Former Uarco forms plants at Roseburg, Oregon; Deep River, Connecticut, and Fulton, Kentucky were closed, shifting the majority of their productive capacity to other production facilities. Seven smaller print centers were also shut down, again relocating most manufacturing capacity into nearby Stanfast centers.

- The former Uarco headquarters in Barrington, Illinois was closed in the third quarter after most administrative support was transferred to the Company's Dayton, Ohio headquarters.

- Other cost saving actions included the buyout of selected operating leases on long-term assets, bringing subcontracted work in-house, warehouse consolidations, and other purchasing savings.

     The cost saving actions outlined above were implemented as the year progressed with most taking effect in the second half of the year. Management believes that it achieved its cost saving objectives. Conversely, management believes it fell short of its objective to improve price levels at acquired unprofitable accounts. This is attributed in part to weak paper prices, which undermined efforts to raise forms prices.

     The following table summarizes the results of operations for total 1997 and by quarter for 1998. As the table illustrates, the Company achieved its objective of improving earnings in each successive quarter of 1998. Comments on individual line items follow the table.

                                                                                   1998
(Dollars in thousands, except              1997     --------------------------------------------------------------
  per share amounts)                       Total      1st Qtr.       2nd Qtr.     3rd Qtr.    4th Qtr.       Total
                                           -----      --------       --------     --------    --------       -----
Revenue                                    $965.7       $344.1       $333.7       $340.6       $378.5      $1,396.9

Gross Margin                                389.4        121.6        123.5        130.2        147.3         522.6
  % Revenue                                  40.3%        35.3%        37.0%        38.2%        38.9%         37.4%

SG&A Expenses                               241.5         88.6         85.7         84.9         95.2         354.4
EBITDA                                      147.9         33.0         37.8         45.3         52.1         168.2
  % Revenue                                  15.3%         9.6%        11.3%        13.3%        13.8%         12.0%

Depreciation and Amortization                36.6         13.5         13.5         12.8         14.3          54.1
Interest Expense                              0.3          3.4          3.6          3.4          3.6          14.0
Pretax Profit                               110.9         16.0         20.7         29.2         34.2         100.0
  % Revenue                                  11.5%         4.7%         6.2%         8.6%         9.0%          7.2%

Net Profit                                  $66.9         $9.7        $12.4        $17.2        $20.3         $59.6
  % Revenue                                   6.9%         2.8%         3.7%         5.1%         5.4%          4.3%
  Earnings per basic share                  $2.35        $0.34        $0.44        $0.61        $0.71         $2.10

     Revenue increased 45% for the year and was impacted by two significant factors: the acquisition of Uarco and the unfavorable effect of a change in Uarco's revenue recognition policy. The Company originally expected to lose approximately $60 million in 1998 Uarco revenue as a result of sales turnover and other acquisition-related factors. Although it is not possible to determine the extent of acquisition related business loss, management believes its original estimate is reasonable. Overall, on a pro-forma basis, the favorable effects of new business and pricing gains achieved during 1998 exceeded lost business by $20 million, as indicated below.

(Dollars in thousands)
SRC 1997 Revenue                      $   966
Uarco 1997 Revenue                        474
                                      -------
Total                                   1,440
Effect of Uarco Policy Change             (63)
                                      -------
Pro-forma Revenue                       1,377

SRC 1998 Revenue                        1,397
                                      -------
Net Increase                          $    20
                                      =======

     Revenue for 1998 was adversely affected by a change in Uarco's revenue recognition policy to conform to that of Standard Register. Prior to the acquisition, Uarco had recognized revenue when custom forms were shipped from its plants to its warehouses for storage and subsequent shipment and invoicing to customers, which normally occurs over a 6 to 12 month period. Standard Register's more conservative policy is to recognize revenue when product is shipped and invoiced to the customer. This change had the effect of reducing reported revenue in 1998 by $63 million.

     The gross margin improved in each successive quarter of 1998, reflecting declining paper prices, cost reductions from consolidations realized as the year progressed, and increased seasonal volume in the fourth quarter. Overall for the year, however, the gross margin was 2.9 percentage points lower in 1998, primarily as a result of the addition of the generally less profitable Uarco business. At this writing, paper companies have announced an approximate 10% increase in white bond paper prices to be effective March 1, 1999, which should provide improved footing for higher prices at less profitable accounts.

     SG&A expenses were 25.4% of revenue in 1998, compared to 25.0% for 1997. Excluding expenses related to acquisition integration and Year 2000 activities of $9.1 million and $6.5 million, respectively, 1998's expense ratio would have been 24.3%. The increase of $17.5 million in annual depreciation and amortization reflects the addition of $98 million in Uarco capital assets, $65.7 million in 1998 capital spending, and $60.1 million in goodwill amortized over 15 years. The $14.0 million in interest expense results primarily from $230 million in debt borrowed under a bank revolving credit agreement to finance the acquisition. The Company entered into a five-year interest rate swap agreement that effectively fixes the interest rate on $200 million of the debt at an all-inclusive annual cost of 6.09%. The balance of the debt floats at the London Interbank Offered Rate, plus a spread.

     The table below summarizes the revenue and pretax profit for the two operating divisions of the Company. Operating profits shown below are expressed in millions and incorporate allocations of all corporate expenses except interest, LIFO inventory adjustments, goodwill amortization and taxes.


                                                     Revenue                              Operating Profit
                                           --------------------------------       --------------------------------
(Dollars in millions)                      1998       1997            %Chg.        1998         1997          %Chg.
                                           ----       ----            -----        ----         ----          -----

DM&S Division                            $1,010.3       $667.6        51.3%        $98.0        $87.0         12.6%
  % Revenue                                                                          9.7%        13.0%

Impressions(R)Division                   $  385.3       $294.7        30.7%        $15.9        $23.9        (33.5%)
  % Revenue                                                                          4.1%         8.1%

     DM&S' 51% revenue increase included increases of 102% in pressure sensitive products, 44% in business forms and related management services, and 51% in document systems and support services. These increases were primarily the result of the Uarco acquisition. Operating profit increased compared to 1997, but represented a lesser percentage of revenue as a result of the generally lower profitability of the acquired Uarco business. Margins improved as the year progressed in response to the cost reductions and other actions taken, as described earlier.

     The 31% increase in Impressions Division revenue was led by a 61% increase in Stanfast print center shipments and a 25% growth in Imaging Services billings; Communicolor revenue declined 1%. The acquisition had little effect on Communicolor or Imaging Services revenues or operating profits. The impact to Stanfast was significant, however, both in terms of revenue and operating profit. Eight Stanfast print centers were gained in the acquisition. As a result of geographic overlap and a relatively high cost structure, six of the eight former Uarco print centers were closed, unprofitable business was jettisoned and, as a result, second half operating margins improved. The Company plans to add six new Stanfast print centers in 1999, continuing to implement its plan to put centers in 60 major metropolitan markets.

Results of Operations:  1997 Compared to 1996
---------------------------------------------

     Total Revenue for 1997 was $965.7 million, up 2.3% from $944 million in fiscal 1996. Document Management and Systems Division's revenue declined 1.9% (restating the results in each of the years to correspond to the new divisional organizational structure put in place early in 1998), primarily reflecting a drop in traditional business forms. Revenue from equipment, supplies, and maintenance declined 3.3% as a result of the continuing transition from traditional forms handling equipment to newer generation intelligent printing systems; the drop in maintenance was due to the elimination of selected unprofitable business. Pressure sensitive labels increased 2.1%.

     The Impressions Division (restated) reported a 13.0% revenue increase, driven by increases in Imaging Services and Stanfast Groups of 21.0% and 26.2%, respectively. The division's promotional direct mail group, Communicolor, reported a 4.2% revenue decline that was attributed to customers mailing fewer pieces and to increasing competitive pressures from commercial printers.

     The gross margin improved from 39.1% of revenue in 1996 to 40.3% in 1997 and was the major contributing factor to the Company's improved profitability. This improvement was primarily to modestly improved pricing, lower average paper prices, and other manufacturing cost improvements.

     Selling, administrative, and engineering costs increased 7.0% over 1996, reflecting increased information systems expenditures and increases in field sales support personnel. The Company also undertook its program to make its systems Year 2000 compliant; expenditures in the year were $.8 million. Depreciation rose 5.3% in response to higher capital spending during the last two years. The income tax rate dropped from 41.4% to 39.7%; 1996's higher rate included capital losses on the Company's Russian joint venture write-off for which a tax deduction could not be recorded as a result of the absence of offsetting capital gains.

     Net Income for 1997 was $66.9 million, 5.9% above the $63.2 million reported for the prior year. Basic Earnings Per Share were $2.35 compared to 1996's $2.20 result. On a divisional basis, DM&S Division pretax operating profits rose 10.3% while margins for the Impressions Division declined 13.0%. The decline in profitability for the Impressions Division is attributed to continued weakness in Communicolor sales, and costs associated with the rapid growth in the Imaging Services and Stanfast groups.

Year 2000
---------

     The Company's program to ensure that its systems will be Year 2000 compliant was undertaken in 1997. Through year-end 1998, $7.3 million has been expended and an additional $6.0 million in spending is budgeted in order to bring the Company's systems into compliance no later than September 1999.

     With regard to its critical internal information systems, the Company has undertaken a rigorous three-phase process to identify potential date-related problems in all applications, make necessary modifications, and test for compliance. At this writing, this process has been completed for the Company's order entry and manufacturing systems. Modifications are currently underway for invoicing, accounts receivable, and financial systems; testing of these systems is scheduled for completion by September 1999.

     With regard to potential Year 2000 problems in equipment products sold to customers, the Company employed the same three-phase approach and has brought its current product line offering into Year 2000 compliance. Equipment sales in 1998 represented approximately 3% of total Company revenue. The Company has elected not to evaluate, modify, or test selected discontinued products. In certain cases, owners of discontinued products may purchase new equipment that is Year 2000 compliant; for certain other products, the Company will make available an upgrade to a Year 2000 compliant version. The Company is using its best efforts to notify equipment customers of their options.

     The Company has initiated inquiries to its major vendors in order to judge the likelihood and probable impact of interruptions in raw materials and other critical supplies. Responses are continuing to come in and the Company has not completed its analysis. The Company has a very broad customer base and does not plan to test its customers' Year 2000 readiness.

     Given the focus and scope of the Company's program, management believes its most likely Year 2000 problem will originate from a non-mission critical system and will represent an inconvenience rather than a significant business interruption. However, the Company intends to put contingency plans in place prior to year-end that would take effect should there be such a failure in a critical system.

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

Liquidity and Capital Resources
-------------------------------

     The Company's capital structure changed in 1998 primarily as a result of the financing and integration of the Uarco acquisition:

(Dollars in thousands)                     1998            1997          Change
                                        -------         -------          ------
Cash and Short Term Investments           $ 16.3          $83.6          ($67.3)
Total Debt                                 234.6            4.6           230.0
                                          ------         ------          ------
Net Debt                                  $218.3         ($79.0)         $297.3
                                          ======         ======          ======
Shareholders' Equity                      $521.0         $487.9          $ 33.1
                                          ======         ======          =======

     The $230 million increase in debt represents borrowings under a $300 million five-year revolving credit agreement used to provide financing for the Uarco acquisition. The balance of the $245.0 million purchase price, $15.0 million, came from corporate cash. Other acquisition-related expenditures in 1998 included $26.8 million charged against the opening restructuring liability, $18.0 million to buyout high cost Uarco operating leases on long-term assets, $5.5 million (net of tax) for integration activities charged as expense, and $8.3 million (net of tax) in interest expense. At year-end 1998, future restructuring expenditures related to the Uarco acquisition are estimated at $14.8 million.

     Excluding the $73.6 million described above in 1998 acquisition-related expenditures, the balance of cash and short-term investments increased $6.4 million during the year. Expenditures for capital additions and dividends were at record levels - $65.7 million and $23.9 million, respectively. The Company expects 1999 capital spending to be in the $65 million to $75 million range.

     At year-end 1998, current assets were 3.6 times the level of current liabilities and the ratio of Net Debt to Total Capital was 29.5%, demonstrating that the Company's financial condition continues to be very strong. In management's judgment, the combination of internally generated cash flow and available credit will be sufficient to finance the Company's near-term operating needs.

Forward-Looking Statements
--------------------------

     This report includes forward-looking statements covered by the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These statements involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 1999 and beyond to differ materially from those expressed in such forward-looking statements. Factors that could cause materially different results include product demand and market acceptance, the frequency and magnitude of raw material price changes, the effect of economic conditions, competitive activities, and other risks described in the Company's filings with The Securities and Exchange Commission.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates
--------------

     The Company borrowed $230 million against its revolving credit agreement to finance the acquisition of Uarco Incorporated. The credit line bears interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio. Through an interest rate swap agreement, the Company has effectively converted $200 million of its floating rate debt to a fixed rate of 6.09%. The Company has an additional $4.6 million of debt with a fixed interest rate of 6.125%.

     Based on the Company's fixed interest rate debt existing at January 3, 1999, a hypothetical 100 basis point decrease in prevailing interest rates would result in the Company's annualized interest expense being $2.046 million greater than would exist if all debt was subject to floating interest rates.

Commodity Prices
----------------

     Paper is the principal raw material in the production of business forms. Because the Company has historically been successful in adjusting its sales prices in response to changes in paper costs, management does not believe a 10% change in paper costs would have a material effect on the Company's financial statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements                                                                           Page
      Independent Auditors' Report                                                                       20
      Balance Sheet - January 3, 1999 and December 28, 1997                                            21 - 22
      Statement of Income - Years ended January 3, 1999,
        December 28, 1997 and December 29, 1996                                                          23
      Statement of Shareholders' Equity - Years ended
       January 3, 1999, December 28, 1997 and December 29, 1996                                          24
      Statement of Cash Flows - Years ended January 3, 1999,
        December 28, 1997 and December 29, 1996                                                        25 - 26
      Notes to Consolidated Financial Statements                                                       27 - 40

  Index to Financial Statement Schedule, Years ended
  January 3, 1999, December 28, 1997 and December 29, 1996

      II. Valuation and Qualifying Accounts                                                              41


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None


                                    PART III

     Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of shareholders.

                                     PART IV

ITEM 14 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                The financial statements and financial statement schedule are listed in the accompanying Index to Financial Statements on page 16 and are incorporated herein by reference.

           3.   EXHIBITS

                The exhibits as listed on the accompanying index to exhibits on page 19 are filed as part of this Form 10-K.

(b)      REPORTS ON FORM 8-K

                The Company filed no current reports on Form 8-K during the quarter ended January 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                                          THE STANDARD REGISTER COMPANY

                                          By: /S/ P. S. Redding
                                             ---------------------------------
                                          P. S. Redding, President,
                                          Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 26, 1999:

     Signatures                           Title
     ----------                           -----
/S/  P. H. Granzow            Chairman of the Board and Director
------------------------
     P. H. Granzow

/S/  C. J. Brown              Senior Vice-President - Administration, Treasurer,
------------------------      Chief Financial Officer and Chief Accounting Officer
     C. J. Brown

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 26, 1999 as attorney-in-fact for the following directors of the Registrant:

          R. W. Begley, Jr.              D. L. Rediker
          F. D. Clarke, III              A. Scavullo
          G. G. Keeping                  C. F. Sherman
          P. S. Redding                  J. Q. Sherman, II

                                         /S/  P. H. Granzow
                                         --------------------
                                              P. H. Granzow

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

        10.10 Stock Purchase Agreement dated November 26, 1997. Incorporated by reference to Form 8-K filed January 15, 1998.

        10.11 The Standard Register Dividend Reinvestment and Common Stock Purchase Plan. Incorporated by reference to Registration Statement No. 333-05321.

        13.     Financial Statements and Financial Statement Schedule.

        23.     Consent of Independent Auditors.

        24. Power of Attorney of R. W. Begley, Jr., F. D. Clark III, G.G. Keeping, P. S. Redding, D. L. Rediker, A. Scavullo, C. F. Sherman, J. Q. Sherman II.

        27.     Financial Data Schedule (EDGAR version).