Form 10-Q
period 1999-04-04
STANDARD REGISTER CO
filed 1999-05-17
CIK 93456

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                            FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended April 4, 1999

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From __________ to __________

                  Commission File Number 01-1097

                  THE STANDARD REGISTER COMPANY
      (Exact name of registrant as specified in its charter)

OHIO CORPORATION                           31-0455440
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)         Identification No.)

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

Yes __X__    No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AS OF May 7, 1999
-----                               -----------------------------
Common Stock - $1.00 Par Value                 23,564,171
Class A Stock - $1.00 Par Value                 4,725,000

                             INDEX

                                                           Page
Part I - Financial Information

   Item 1. Financial Statements

       a)  Statement of Income
           for the 13 Weeks Ended April 4, 1999
           and March 29, 1998  . . . . . . . . . . . .      4

       b)  Balance Sheet
           as of April 4, 1999 and January 3, 1999 . .      5

       c)  Statement of Cash Flows
           for the 13 Weeks Ended April 4, 1999
           and March 29, 1998  . . . . . . . . . . . .      6

       d)  Note to Financial Statements. . . . . . . .      7

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . .   8-11

   Item 3.  Quantitative and Qualitative Disclosure
            About Market Risk  . . . . . . . . . . . .     11


Part II - Other Information

   Item 1. Legal Proceedings . . . . . . . . . . . . .     12

   Item 2. Changes in Securities and Use of Proceeds .     12

   Item 3. Defaults upon Senior Securities . . . . . .     12

   Item 4. Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . .     12

   Item 5. Other Information . . . . . . . . . . . . .     12

   Item 6. Exhibits and Reports on Form 8-K. . . . . .     12

Signature  . . . . . . . . . . . . . . . . . . . . . .     13

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended January 3, 1999, and Current Report on Form 8-K as filed on April 15, 1999.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

a)  STATEMENT OF INCOME (In Thousands except Data Per Share)

                                           First Quarter
                                          13 Weeks Ended
                                       April 4,     March 29,
                                         1999         1998
                                       --------     ---------

TOTAL REVENUE                          $326,986     $320,089
                                       --------     --------
COSTS AND EXPENSES
   Cost of Products Sold                198,891      204,043
   Engineering and Research               1,960        2,696
   Selling and Administrative            87,309       82,726
   Depreciation and Amortization         12,212       11,267
   Interest                               3,484        3,430
                                       --------     --------
      Total Costs and Expenses          303,856      304,162
                                       --------     --------

INCOME BEFORE INCOME TAXES               23,130       15,927
Income Taxes                              9,426        6,303
                                       --------     --------
Income From Continuing Operations        13,704        9,624

Discontinued Operations:
Current Year (Loss)/Income, Net of Tax     (509)          67
Gain on Disposal, Net of Tax             13,759           -
                                       --------     --------

NET INCOME                             $ 26,954    $   9,691
                                       --------     --------
                                       --------     --------

Average Number of Shares Outstanding     28,392       28,423
Average Number of Shares Outstanding -
   Diluted                               28,567       28,626

EARNINGS PER SHARE DATA - BASIC:
  Income From Continuing Operations     $  0.48      $  0.34
  Discontinued Operations,
    Current Year (Loss)                 $ (0.02)     $  0.00
  Gain on Disposal                      $  0.49      $  0.00
  Net Income                            $  0.95      $  0.34

EARNINGS PER SHARE DATA - DILUTED:
  Income From Continuing Operations     $  0.48      $  0.34
  Discontinued Operations,
    Current Year (Loss)                 $ (0.02)     $  0.00
  Gain on Disposal                      $  0.48      $  0.00
  Net Income                            $  0.94      $  0.34

Dividends Paid Per Share                $  0.22      $  0.21
See note to financial statements.

b)  BALANCE SHEET (Dollars in Thousands)
                                               Apr 4,      Jan 3,
     ASSETS                                     1999        1999
                                               ------      -------

CURRENT ASSETS
   Cash and Cash Equivalents                $  86,968   $    9,792
   Short Term Investments                       6,530        6,530
   Accounts Receivable, less
    Allowance for Losses                      261,339      288,103
   Inventories
     Finished Products                        121,768      104,982
     Jobs in Process                            4,248       18,075
     Materials and Supplies                    12,385       15,319
  Deferred Income Taxes                        19,065       19,065
  Prepaid Expense                              15,070       11,929
                                              -------    ---------
     Total Current Assets                     527,373      473,795

PLANT AND EQUIPMENT
   Buildings and Improvements                  89,949       93,552
   Machinery and Equipment                    266,471      306,658
   Office Equipment                            62,490       98,209
                                              -------    ---------
     Total                                    418,910      498,419
   Less Accumulated Depreciation              148,132      182,218
                                              -------    ---------
     Depreciated Cost                         270,778      316,201
   Construction in Process                     46,092       44,732
   Land                                        10,208        7,228
                                              -------    ---------
     Total Plant and Equipment                327,078      368,161

OTHER ASSETS
   Goodwill                                    55,148       57,825
   Prepaid Pension Expense                     73,051       73,538
   Other                                       15,134       11,758
                                              -------    ---------
     Total Other Assets                       143,333      143,121
                                              -------    ---------
TOTAL ASSETS                                 $997,784     $985,077
                                              -------    ---------
                                              -------    ---------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of Long-Term Debt              555          525
   Accounts Payable                            28,510       29,967
   Dividends Payable                              -          6,251
   Accrued Compensation                        32,805       44,406
   Accrued Other Expense                        4,176       12,158
   Accrued Taxes, except Income                 4,687        9,329
   Income Taxes Payable                        27,176        1,335
   Customer Deposits                              223        3,138
   Deferred Service Contract Income             9,908        8,404
   Accrued Restructuring                       19,285       14,843
                                              -------    ---------
     Total Current Liabilities                127,325      130,356
                                              -------    ---------
LONG-TERM LIABILITIES
   Long-Term Debt                             233,520      234,075
   Deferred Compensation                        5,914        3,795
   Retiree Healthcare                          55,057       55,057
   Deferred Income Taxes                       31,416       40,829
                                              -------    ---------
     Total Long-Term Liabilities              325,907      333,756

SHAREHOLDERS' EQUITY
   Common Stock, $1.00 Par Value
     24,402,034 Shares Issued in 1999          24,402
     24,391,072 Shares Issued in 1998                       24,391
   Class A Stock, $1.00 Par Value
     4,725,000 Shares Issued                    4,725        4,725
   Capital in Excess of Par Value              34,405       33,957
   Accumulated Other Comprehensive Income     (1,161)      (1,161)
   Retained Earnings                          506,631      479,679
   Treasury Stock
     789,894 Shares at Cost                  (22,470)
     701,152 Shares at Cost                               (19,614)
   Common Stock held in Grantor Trust
     62,289 Shares at Cost                    (1,980)
     26,284 Shares at Cost                       -         (1,012)
                                              -------    ---------
     Total Shareholders' Equity               544,552      520,965
                                              -------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $997,784     $985,077
                                              -------    ---------
                                              -------    ---------
See note to financial statements.

c)  STATEMENT OF CASH FLOWS (Dollars in Thousands)

                                                First Quarter
                                               13 Weeks Ended
                                             April 4,   March 29,
                                              1999       1998
                                            ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                $26,954    $ 9,691
                                             -------    -------

Add Items Not Affecting Cash:
     Depreciation and Amortization            14,819    13,521
     (Gain)/Loss on Sale of Plant Assets     (23,109)       63
     Net Change to Investments                     0       138
     Net Change to Retiree Healthcare              0       523
     Net Change to Deferred Income Taxes      (9,413)        0
     Net Change to Deferred Compensation       2,119     2,525

Increase/(Decrease) in Cash Arising from
  Changes in Assets and Liabilities:
     Accounts Receivable                      10,281    12,181
     Deferred Accounts Receivable                631    26,036
     Inventories                              (3,505)  (35,010)
     Other Assets                             (8,186)   (1,957)
     Prepaid Pension                             487    (1,556)
     Accounts Payable and Accrued Expenses   (20,881)  (17,790)
     Accrued Restructuring Expenses            4,442    (2,931)
     Income Taxes Payable                     25,841     2,834
     Customer Deposits                        (2,915)    5,222
     Deferred Service Income                   1,505     1,840
                                             -------   -------
Net Adjustments                               (7,884)    5,639
                                             -------   -------
     Net Cash Provided by Operating
      Activities                              19,070    15,330
                                             -------   -------
                                             -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Facilities           98,021        50
   Additions to Plant and Equipment          (19,298)  (14,664)
   Acquisition                               (10,414) (245,000)
   Maturity of Short-Term Investments            -      15,295
   Purchase of Short-Term Investments            -     (15,000)
   Investment in F3/Keyfile Corporation          (58)   (1,000)
                                             -------   -------
     Net Cash Provided by (Used in)
      Investing Activities                    68,251  (260,319)
                                             -------   -------
                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Long-Term Debt                  -     230,000
   Payments of Long-Term Debt                   (525)   (1,254)
   Proceeds from Issuance of Common Stock        459       657
Redemption of Common Stock                 (3,825)     (557)
   Dividends Paid                             (6,254)   (5,970)
                                             -------   -------
     Net Cash (Used in) Provided by
      Financing Activities                   (10,145)  222,876
                                             -------   -------
                                             -------   -------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 77,176   (22,113)

Cash and Cash Equivalents, Beginning           9,792    67,556
                                             -------   -------
CASH AND CASH EQUIVALENTS, ENDING            $86,968   $45,443
                                             -------   -------
                                             -------   -------
See note to financial statements.

d) NOTE TO FINANCIAL STATEMENTS

     1. SEGMENT REPORTING INFORMATION - (SEE NOTE 15 TO FINANCIAL STATEMENTS AT JANUARY 3, 1999).

     Financial information about the Company's reportable operating segments is as follows:

                                     First Quarter  First Quarter
(Dollars in Thousands)                   1999           1998
                                         ----           ----
REVENUE:
   DM&SD                              $  252,066     $  253,363
   Impressions                            74,770         66,452
   Corporate                                 150            274
   Total Revenue                      $  326,986     $  320,089


INCOME BEFORE INCOME TAXES:
   DM&SD                             $    24,963    $    17,738
   Impressions                             2,828          2,089
   Corporate                              (4,661)        (3,900)
   Total Income Before Income Taxes   $   23,130    $    15,927


IDENTIFIABLE ASSETS AT END OF PERIOD:
   DM&SD                              $  594,522    $   621,956
   Impressions                           108,789         92,465
   Corporate                             294,473        176,617
     Total Identifiable Assets        $  997,784    $   891,038

Income Before Income Taxes for DM&SD and Impressions shown above incorporates allocations of all corporate expenses except interest, LIFO inventory adjustments and goodwill amortization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS FROM OPERATIONS

Significant Events

On January 26, 1999, the Company announced the formation of a new operating group within the Impressions Division - the Commercial Print Group. This group will provide business customers high-quality commercial printing pieces, adding to the Company's already extensive portfolio of printed products and services. The Group's manufacturing facilities are located in Secaucus, New Jersey and Boothwyn, Pennsylvania - the Boothwyn plant being purchased March 1.

On April 1, the Company sold the Communicolor promotional direct mail operation to R.R. Donnelley and Sons Company for $98 million, subject to post-closing adjustments, which are expected to be minor. The Company's annual revenue from this specialized direct mail segment was approximately $100 million, or about 7% of total
revenue.    The Company believes that shareholders will be better
served by redirecting its investment to the Company's core document products and services.

During the quarter, the Company also opened Stanfast print centers in Anchorage, Alaska and Milwaukee, Wisconsin bringing the total number of Stanfast facilities to 36. This continues the Company's program to put print centers in major metropolitan areas throughout the United States.

Results of Operations

Net income for the first quarter ended April 4, 1999 was $27.0 million or $.95 per basic share, compared to $9.7 million and $.34 per basic share for the first quarter 1998. On a diluted basis, net income per share was $.94 in the current quarter versus $.34 in the prior year. Net income for the first quarter 1999 included a gain of $13.8 million, or $.49 per basic share, on the sale of
Communicolor(R).   Excluding both this gain and the first quarter
operating loss equivalent to $.02 per basic share on the discontinued Communicolor operation, the Company reported net income from continuing operations of $13.7 million, or $.48 per basic share, up 42% over the comparable period of 1998.

Revenue from continuing operations for the first quarter was
$327.0 million compared to $320.1 million for the first quarter
1998.   A discussion of the underlying product results appears in
the segment reporting section of this report.

Gross margin from continuing operations improved from 36.3% of revenue in first quarter 1998 to 39.2% in first quarter 1999.
This increase is attributable primarily to cost reductions achieved in the latter half of 1998 in conjunction with the integration of Uarco, Inc., acquired December 31, 1997. In addition, paper costs in the most recent quarter were on average
slightly below that for the comparable quarter of 1998.   The
prices of white bond papers, which account for about 60% of paper purchases, rose approximately 10% in March of this year and are scheduled to go up an additional 7% in July.

The Company has historically recovered paper cost increases in the form of higher product prices and expects to do so for these
latest rounds of increases.   The Company also reclassified the
expenses associated with its Customer Support Centers for the first quarter 1999 from cost of sales to operating expense, which had the effect of improving the reported gross margin by .7% compared to the first quarter 1998, which was not restated. There were no LIFO inventory adjustments in the first quarter of either year.

Selling, Administrative, and R&D expenses were 27.3% of revenue in the first quarter 1999 compared to 26.7% for 1998. Spending for year 2000 systems compliance was $1.2 million higher than in the first quarter 1998. First quarter 1999 spending was also higher by $.8 million for Uarco acquisition integration activities and $1.1 million for computer system costs related in part to the transfer of Uarco processing to Standard Register systems. Excluding these items and the expense reclassification described in the preceding paragraph, 1999's operating expenses would have been 25.7% compared to the 26.7% reported for 1998.

Segment Reporting

The Company aligns its products and services into two operating divisions. The Document Management and Systems (DM&S) Division provides document management solutions including workflow consulting, document design, custom printed forms and labels, electronic forms, distribution services, and distributed intelligent printing and mailing systems. The Company's Impressions(R) Division provides print on demand, document and plastic card fulfillment services, and commercial printing.

Results from continuing operations for the Company's two divisions are summarized below with a comparison to the first quarter of the prior year. The divisional operating profits incorporate allocations of all corporate expenses except interest, LIFO inventory adjustments, goodwill amortization, and taxes.

                      DM&S Division          Impressions Division
                   ----------------        -----------------------
                   1st Qtr 1st Qtr         1st Qtr  1st Qtr
                    1999    1998    %Chg.    1999    1998    %Chg.
                   ------- -------  -----  -------  -------  -----
Revenue            $252.1   $253.4  -0.5%   $74.8    $66.5   12.5%


Operating Profit    $25.0    $17.7  40.7%    $2.8     $2.1   35.4%
  % Revenue          9.9%     7.0%           3.8%     3.1%

DM&S Division revenue was $252.1 million, down 0.5% from the 1998 result due primarily to an approximate 5% drop in traditional business forms and related services. Conversely, revenue from pressure sensitive label products increased 14.3% and equipment, supplies, and maintenance revenues were up 9.6%. Despite the slight drop in overall division revenue, the gross margin was up approximately $6 million, or 2.6 percentage points in relation to revenue, primarily as a result of the plant consolidations and other cost saving actions taken after the first quarter of 1998. As indicated earlier, lower paper costs were also a minor factor in this improvement. The 9.6% revenue increase for equipment, supplies, and maintenance was accompanied by a 27.3% increase in dollar gross margin, reflecting improved product mix and cost reductions achieved in the maintenance component. The improved gross margin across virtually all product segments was the primary factor contributing to the 40.7% increase in operating profit for this division.

For the Impressions Division, first quarter revenue from continuing operations was $74.8 million, up $8.3 million, or 12.5%, vs. the first quarter 1998 results. The March 1 purchase of DuPont's printing and publishing operation in Boothwyn, Pennsylvania and the related formation of the Commercial Print Group during the first quarter contributed approximately $1.0 million to the overall revenue increase. The Imaging Services and Stanfast Groups reported revenue increases of 4.4% and 8.7%,
respectively.   As was the case for the DM&S Division, 1998 cost
reductions associated with the integration of Uarco, Inc. was the primary factor responsible for the significant improvements in the gross margin and operating profit for this division.

Year 2000

Expenses incurred on year 2000 compliance projects totaled $1.8 million for the first quarter, which was in line with the Company's plan to complete its remediation and testing work by September of this year at a total 1999 cost of $6.0 million. The Company is on pace to complete the work as outlined in its January 3, 1999 report on Form 10K.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $77 million from the year-end 1998 position to $93 million at the end of the first quarter. Major factors contributing to this change include the sale of Communicolor for $98 million, the purchase of the Boothwyn, Pennsylvania operations for $10 million, and the repurchase of Company stock for $4 million. The additional $7 million reduction in cash reflects
normal seasonal changes in working capital.   Netting the $93
million of cash against total debt of $235 million produces a "net debt" to "total capital" ratio of 20.6%.

On April 13, 1999, the Company announced plans to repurchase of up to one million shares of its common stock. The timing and actual number of shares purchased will depend upon overall market conditions. Since making the announcement, the Company has purchased a total of 190 thousand shares; total shares purchased thus far in 1999 are 325 thousand.

On April 27, 1999, the Company repaid approximately $30 million of the debt outstanding under its revolving credit agreement. The remaining $200 million borrowed under the $300 million revolving credit agreement has been effectively converted to an all-in fixed rate of 6.09% as a result of the interest rate swap entered into in 1998.

Capital expenditures were $30 million for the quarter including approximately $10 million used for the purchase of the Boothwyn operation. The current outlook for the year calls for capital spending in the $65 million to $70 million range.

The Company believes that its financial condition continues to be very strong and that the combination of internally generated funds, existing cash reserves, and $100 million of available credit under the revolving credit agreement will be sufficient to finance its operations over the next year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

There have been no material changes in market risk since the year ended January 3, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

a)  Exhibits pursuant to Item 601 of Regulation S-K
      Exhibit 27  Financial Data Schedule (filed only
                  electronically with the SEC)

b)  Reports on Form 8K
    Form 8K was filed on April 15, 1999. This filing related to the disposition of assets of the Communicolor Division. The financial statements filed therewith reflect the proforma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 17, 1999


/s/ C. J. Brown        By C. J. Brown, Sr. Vice President,
                       Administration, Treasurer,
                       Chief Financial Officer, and Chief
                       Accounting Officer