Form 10-Q
period 1999-07-04
STANDARD REGISTER CO
filed 1999-08-16
CIK 93456

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

                           FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended July 4, 1999

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

Yes __X__      No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                             OUTSTANDING AS OF August 9, 1999
Common Stock - $1.00 Par Value                          23,466,907
Class A Stock - $1.00 Par Value                          4,725,000

                             INDEX

                                                          Page
                                                          ----
Part I - Financial Information

     Item 1. Financial Statements

             a)  Statement of Income
                 for the13 Weeks Ended July 4, 1999
                 and June 28, 1998 and for the 26
                 Weeks Ended July 4, 1999 and
                 June 28, 1998                              4

             b)  Balance Sheet
                 as of July 4, 1999 and
                 January 3, 1999                            5

             c)  Statement of Cash Flows
                 for the 26 Weeks Ended
                 July 4, 1999 and June
                 28, 1998                                   6

             d)  Note to Financial Statements               7

     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                             8-11

     Item 3.  Quantitative and Qualitative Disclosure
               About Market Risk                           11


Part II - Other Information

     Item 1.  Legal Proceedings                            12

     Item 2.  Changes in Securities and Use of Proceeds    12

     Item 3.  Defaults upon Senior Securities              12

     Item 4.  Submission of Matters to a Vote of
               Security Holders                         12-13

     Item 5.  Other Information                            13

     Item 6.  Exhibits and Reports on Form 8-K             13

Signature                                                  14

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



a)  STATEMENT OF INCOME (In Thousands except Data Per Share)

                           Second Quarter          Six Months
                           13 Weeks Ended        26 Weeks Ended
                          July 4,   June 28,   July 4,   June 28,
                           1999       1998      1999       1998
                          -------   --------   ------    --------
TOTAL REVENUE            $335,637   $309,005  $662,623   $629,094
                          -------    -------   -------    -------
COSTS AND EXPENSES
 Cost of Products Sold    205,479    192,282   404,370    396,325

 Engineering and Research   2,153      2,346     4,113      5,042
 Selling and
  Administrative           86,962     79,475   174,271    162,201
 Depreciation and
  Amortization             12,841     11,192    25,053     22,459
 Interest                   3,522      3,614     7,006      7,044
                          -------    -------   -------    -------
Total Costs and Expenses  310,957    288,909   614,813    593,071
                          -------    -------   -------    -------
INCOME BEFORE INCOME
  TAXES                    24,680     20,096    47,810     36,023
 Income Taxes               9,901      8,061    19,327     14,364
                          -------    -------   -------    -------
Income From Continuing
  Operations              $14,779   $ 12,035   $28,483    $21,659
                          -------    -------   -------    -------
Discontinued Operations:
Current Year (Loss)/
  Income, Net of Tax            0        333      (509)       400
Gain on Disposal, Net
  of Tax                    1,116          0    14,875          0
                          -------    -------   -------    -------
NET INCOME                $15,895    $12,368 $  42,849   $ 22,059
                          -------    -------   -------    -------
                          -------    -------   -------    -------


Average Number of
  Shares Outstanding -
    Basic                 28,140      28,445    28,266     28,435
Average Number of
  Shares Outstanding -
    Diluted               28,271      28,606    28,419     28,609

EARNINGS PER SHARE
   DATA - BASIC:
  Income From Continuing
   Operations            $  0.53     $  0.42  $   1.01    $  0.76
  Discontinued Operations,
   Current Year (Loss)/
    Income               $  0.00     $  0.02  $  (0.02)   $  0.02
  Gain on Disposal       $  0.04     $  0.00  $   0.53    $  0.00
  Net Income             $  0.57     $  0.44  $   1.52    $  0.78

EARNINGS PER SHARE
  DATA - DILUTED:
   Income From Continuing
    Operations           $  0.52     $  0.42  $   1.00    $  0.76
  Discontinued Operations,
    Current Year (Loss)/
     Income              $  0.00     $  0.01  $  (0.02)   $  0.01
  Gain on Disposal       $  0.04     $  0.00  $   0.52    $  0.00
  Net Income             $  0.56     $  0.43  $   1.50    $  0.77

Dividends Paid Per
  Share                  $  0.22     $  0.21  $   0.44    $  0.42


See note to financial statements.



b)  BALANCE SHEET (Dollars in Thousands)
                                               Jul 4,      Jan 3,
      ASSETS                                   1999         1999
CURRENT ASSETS                                 ------      ------
    Cash and Cash Equivalents                $  47,993   $  9,792
    Short Term Investments                         480      6,530
    Accounts Receivable                        279,673    302,261
       Allowance for Losses                    (14,142)   (14,158)
    Inventories
       Finished Products                       111,322    104,982
       Jobs in Process                          10,258     18,075
       Materials and Supplies                   12,698     15,319
    Deferred Income Taxes                       19,065     19,065
    Prepaid Expense                             13,632     11,929
       Total Current Assets                    480,979    473,795
                                              --------    -------
PLANT AND EQUIPMENT
    Buildings and Improvements                  90,596     93,552
    Machinery and Equipment                    271,228    306,658
    Office Equipment                            63,929     98,209
                                              --------    -------
       Total                                   425,752    498,419
    Less Accumulated Depreciation              160,012    182,218
                                              --------    -------
       Depreciated Cost                        265,740    316,201
    Construction in Process                     57,297     44,732
    Land                                        10,279      7,228
                                              --------    -------
Total Plant and Equipment                      333,316    368,161

OTHER ASSETS
    Goodwill                                    54,145     57,825
    Prepaid Pension Expense                     76,426     73,538
    Other                                       15,222     11,758
                                              --------    -------
       Total Other Assets                      145,793    143,121
                                              --------    -------
TOTAL ASSETS                                  $960,088   $985,077
                                              --------    -------
                                              --------    -------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current Portion of Long-Term Debt              555        525
    Accounts Payable                            22,332     29,967
    Dividends Payable                               -       6,251
    Accrued Compensation                        36,938     44,406
    Accrued Other Expense                        6,285     12,158
    Accrued Taxes, except Income                 5,860      9,329
    Income Taxes Payable                        20,521      1,335
    Customer Deposits                              263      3,138
    Deferred Service Contract Income             8,732      8,404
    Accrued Restructuring                       13,160     14,843
                                              --------    -------
       Total Current Liabilities               114,646    130,356
                                              --------    -------
LONG-TERM LIABILITIES
    Long-Term Debt                             203,520    234,075
    Deferred Compensation                        6,175      3,795
    Retiree Healthcare                          55,057     55,057
    Deferred Income Taxes                       31,416     40,829
                                              --------    -------
       Total Long-Term Liabilities             296,168    333,756
                                              --------    -------
SHAREHOLDERS' EQUITY
    Common Stock, $1.00 Par Value
       24,444,306 Shares Issued in 1999         24,444
       24,391,072 Shares Issued in 1998                    24,391
    Class A Stock, $1.00 Par Value
       4,725,000 Shares Issued                   4,725      4,725
    Capital in Excess of Par Value              35,183     33,957
    Accumulated Other Comprehensive Income      (1,161)    (1,161)
    Retained Earnings                          516,326    479,679
    Treasury Stock
       977,731 Shares at Cost                  (28,263)
       701,152 Shares at Cost                             (19,614)
    Common Stock held in Grantor Trust
       58,143 Shares at Cost                    (1,980)
       26,284 Shares at Cost                        -      (1,012)
                                              --------    -------
       Total Shareholders' Equity              549,274    520,965
                                              --------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $960,088   $985,077
                                              --------    -------
                                              --------    -------

See note to financial statements.


c)  STATEMENT OF CASH FLOWS (Dollars in Thousands)
                                                  Six Months
                                               26 Weeks Ended
                                             July 4,     June 28,
                                              1999         1998
                                             -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                               $42,849      $22,059

    Add Items Not Affecting Cash:
       Depreciation and Amortization          26,794       27,045
       (Gain)/Loss on Sale of Plant Assets   (23,087)          87
       Net Change to Investments               6,050           21
       Net Change to Retiree Healthcare            0          831
       Net Change to Deferred Income Taxes    (9,413)           0
       Net Change to Deferred Compensation     2,380        2,653

    Increase/(Decrease) in Cash Arising
     from Changes in Assets and Liabilities:
       Accounts Receivable                     6,088        8,838
       Deferred Accounts Receivable              631       46,255
       Inventories                               617      (58,085)
       Other Assets                           (6,848)       5,863
       Prepaid Pension                        (2,888)       4,725
       Accounts Payable and Accrued Expenses (19,644)     (24,374)
       Accrued Restructuring Expenses         (1,683)      (9,378)
       Income Taxes Payable                   19,186       (1,920)
       Customer Deposits                      (2,875)        (747)
       Deferred Service Income                   331        2,323
                                              ------      -------
Net Adjustments                               (4,361)       4,137
                                              ------      -------
       Net Cash Provided by Operating
        Activities                            38,488       26,196
                                            --------      -------
                                            --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Sale of Facilities       98,029           53
       Additions to Plant and Equipment      (36,527)     (43,445)
       Acquisition                           (10,413)    (245,000)
       Maturity of Short-Term Investments         -        15,295
       Purchase of Short-Term Investments         -       (15,000)
       Investment in F3/Keyfile Corporation      (57)      (1,000)
       Purchase of Key Man Life Insurance
        Policies                                   0       (2,400)
           Net Cash Provided by (Used in)
            Investing Activities              51,030     (291,497)
                                            --------      -------
                                            --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from Long-Term Debt               -       230,000
       Payments of Long-Term Debt            (30,525)      (1,294)
       Proceeds from Issuance of Common
        Stock                                  1,279        1,300
       Redemption of Common Stock             (9,617)        (656)
       Dividends Paid                        (12,454)     (11,949)
           Net Cash (Used in) Provided
            by Financing Activities          (51,317)     217,401
                                            --------      -------
                                            --------      -------
NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 38,201      (47,900)

Cash and Cash Equivalents, Beginning           9,792       67,556
                                            --------      -------
CASH AND CASH EQUIVALENTS, ENDING            $47,993      $19,656
                                            --------      -------
                                            --------      -------

See note to financial statements.


d) NOTE TO FINANCIAL STATEMENTS

   1.  SEGMENT REPORTING INFORMATION - (SEE NOTE 15 TO FINANCIAL
       STATEMENTS AT JANUARY 3, 1999).

   Financial information about the Company's reportable operating segments is as follows:

                                Second Quarter      Six Months
(Dollars in Thousands)         1999      1998     1999       1998
                               ----      ----     ----       ----
REVENUE:
    DM&SD                  $256,204  $236,562  $508,270   $489,925
    Impressions              78,816    72,040   153,586    138,492
    Corporate                   617       403       767        677
                            -------   -------   -------    -------
      Total Revenue        $335,637  $309,005  $662,623   $629,094



INCOME BEFORE INCOME TAXES:
    DM&SD                   $27,418   $22,168  $52,393     $39,906
    Impressions               1,109     1,150    3,937       3,239
    Corporate                (3,847)   (3,222)  (8,520)    (7,122)
                            -------   -------   -------    -------
      Total Income Before
       Income Taxes         $24,680   $20,096  $47,810     $36,023


                           July 4,   June 28,
                            1999      1998
                           -------   --------
IDENTIFIABLE ASSETS AT END
  OF PERIOD:
    DM&SD                  $584,591  $618,608
    Impressions             121,994    97,239
    Corporate               253,503   164,676
                            -------   -------
Total Identifiable Assets  $960,088  $880,523


Income Before Income Taxes for DM&SD and Impressions shown above incorporates allocations of all corporate expenses except interest, LIFO inventory adjustments and goodwill amortization.

Due to the sale of the Communicolor operation in the first quarter of 1999 and management restructuring occurring in the second quarter of 1999, future reporting will only consist of one reportable segment.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS FROM OPERATIONS

Results of Operations

Net income for the second quarter ended July 4, 1999 was $15.9 million or $.57 per basic share, compared to $12.4 million and $.44 per basic share for the second quarter 1998. On a diluted basis, net income per share was $.56 in the current quarter versus $.43 in the prior year. Net income for the second quarter 1999 included a gain of $1.1 million, or $.04 per basic share, related
to the sale of Communicolor.   Excluding this gain, the Company
reported net income from continuing operations of $14.8 million, or $.53 per basic share, up 26% over the comparable period of 1998.

Revenue from continuing operations for the second quarter was
$335.6 million compared to $309.0 million for the second quarter
1998.   A discussion of the underlying product results appears in
the segment reporting section of this report.

Gross margin from continuing operations improved from 37.8% of revenue in second quarter 1998 to 38.8% in second quarter 1999. This increase is attributable primarily to cost reductions achieved in the latter half of 1998 in conjunction with the integration of Uarco, Inc., acquired December 31, 1997. Paper costs in the most recent quarter were on average slightly above
that for the comparable quarter of 1998.   The prices of white
bond papers, which account for about 60% of paper purchases, rose approximately 10% in March of this year and an additional 7% in July. For colored papers, a 5-6% price increase was made industry wide in early June. The Company has historically recovered paper cost increases in the form of higher product prices and expects to
do so for these latest rounds of increases.   The Company also
reclassified the expenses associated with its Customer Support Centers for the second quarter 1999 from cost of sales to operating expense, which had the effect of improving the reported gross margin by .5% compared to the second quarter 1998, which was not restated. There were no LIFO inventory adjustments in the second quarter of either year.

Selling, Administrative, and R&D expenses were 26.6% of revenue in the second quarter 1999 compared to 26.5% for 1998. Spending for year 2000 systems compliance was $.9 million lower than in the second quarter 1998. Excluding this item and the expense reclassification described in the preceding paragraph, second quarter 1999's operating expenses would have been 26.0% compared to 26.1% for the same period in 1998.

Segment Reporting

Following the sale of Communicolor, the Company has reorganized its structure into one identifiable operating segment effective July 1, 1999. With the elimination of the divisional operating structure, the new segment is aligned along functional lines (e.g., sales, manufacturing, finance) designed to improve the effectiveness of customer service throughout the organization. The new structure will also bring an integrated set of the company's products and services to our customers. Prior to the July 1 reorganization, the Company aligned its products and services into two operating divisions.

The Document Management and Systems (DM&S) Division provided document management solutions including workflow consulting, document design, custom printed forms and labels, electronic forms, distribution services, and distributed intelligent printing and mailing systems. The Company's Impressions(R) Division provided print on demand, document and plastic card fulfillment services, and commercial printing.

Results from continuing operations for the Company's two divisions are summarized below with a comparison to the second quarter of the prior year. The divisional operating profits incorporate allocations of all corporate expenses except interest, LIFO inventory adjustments, goodwill amortization, and taxes.

                   DM&S Division          Impressions Division
                -------------------      ----------------------
                2nd Qtr    2nd Qtr       2nd Qtr    2nd Qtr
                  1999      1998   %Chg.   1999      1998    %Chg.
                -------    ------- ----- -------    -------  -----
Revenue          $256.2     $236.6  8.3%  $78.8      $72.0   9.4%

Operating
  Profit          $27.4      $22.0 24.5%  $1.11      $1.15  -3.5%
   % Revenue      10.7%       9.3%         1.4%       1.6%

DM&S Division revenue was $256.2 million, up 8.3% from the 1998 result due primarily to an approximate 30% increase in pressure sensitive label products. Business forms and related services increased 5% whereas equipment, supplies, and maintenance revenues were up by an overall 4%. Gross margin was up approximately $10 million, or 1.1% in relation to revenue, primarily as a result of the plant consolidations and other cost saving actions taken throughout 1998. The improved gross margin for labels and business forms was the primary factor contributing to the 24.5% increase in operating profit for this division.

For the Impressions Division, second quarter revenue from continuing operations was $78.8 million, up $6.8 million, or 9.4%, vs. the second quarter 1998 results. The March 1 purchase of DuPont's printing and publishing operation in Boothwyn, Pennsylvania and the related formation of the Commercial Print Group during the first quarter contributed approximately $6.2 million to the overall revenue increase. The Imaging Services Group revenues for the quarter were flat as compared to last year
and Stanfast reported a modest revenue increase of 1.4%.   As was
the case for the DM&S Division, 1998 cost reductions associated with the integration of Uarco, Inc. was the primary factor responsible for significant improvements in the gross margin and operating profit for Stanfast. Imaging Services also showed improved margins and profits over the comparable quarter in 1998. However, startup costs associated with the Boothwyn operation caused a decrease in the division's overall gross margin and operating profit.

Year 2000

Expenses incurred on year 2000 compliance projects totaled $1.9 million for the second quarter, which was in line with the Company's plan to complete its remediation and testing work by September of this year at a total 1999 cost of $6.0 million. The Company is on pace to complete the work as outlined in its January 3, 1999 report on Form 10K.

New Software Initiative

In July, the board of directors approved a new software initiative that will be critical to the Company's long-term growth and profitability. The software, which will be installed in phases over three years, will enable the Company to accommodate increasing order volumes, reduce operating costs, add to existing electronic commerce capabilities, and improve customer service.

Spending for the new initiative is expected to total $52 million over three years, including $38 million of capital and $14 million in expense. The reduction in earnings per share for the balance of 1999 and for the total year 2000 attributable to this project is estimated at $.08 and $.28, respectively.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments decreased $45 million from the first quarter 1999 position to $48 million at the end of the second quarter. Major factors contributing to this change include a $30 million reduction in the outstanding debt and the repurchase of Company stock for $6 million. The additional $9 million reduction in cash reflects
normal seasonal changes in working capital.   Netting the $48
million of cash against total debt of $204 million produces a "net debt" to "total net capital" ratio of 22.0%.

On April 13, 1999, the Company announced plans to repurchase of up to one million shares of its common stock. The timing and actual number of shares purchased will depend upon overall market conditions. The Company has purchased a total of 514 thousand shares in 1999, through August 12, 1999.

On April 27, 1999, the Company repaid approximately $30 million of the debt outstanding under its revolving credit agreement. The remaining $200 million borrowed under the $300 million revolving credit agreement has been effectively converted to an all-in fixed rate of 6.09% as a result of the interest rate swap entered into in 1998.

Capital expenditures were $17 million for the quarter. The current outlook for the year calls for capital spending in the $75 million to $80 million range, excluding the $10 million first quarter acquisition of the Company's Boothwyn facility and including an estimated $11 million for the new software initiative.

The Company believes that its financial condition continues to be very strong and that the combination of internally generated funds, existing cash reserves, and $100 million of available credit under the revolving credit agreement will be sufficient to finance its operations over the next year.

Forward-Looking Statements

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held April 21,
1999.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be ten:

        IN FAVOR           OPPOSED           ABSTAINED
        --------           -------           ---------
       43,826,248           16,964            26,566

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year:

       NOMINEE                       IN FAVOR         WITHHELD
       -------                       --------         --------
   Roy W. Begley, Jr.               43,830,558         39,221
   F. David Clarke, III             43,831,743         38,035
   Paul H. Granzow                  43,832,353         37,426
   Graeme G. Keeping                43,830,522         39,257
   Peter S. Redding                 43,831,696         38,083
   Dennis L. Rediker                43,832,924         36,855
   Ann Scavullo                     43,832,958         36,821
   John J. Schiff, Jr.              43,832,512         37,267
   Charles F. Sherman               43,832,383         37,396
   John Q. Sherman, II              43,830,224         39,554

An amendment to the Amended Articles of Incorporation to increase the Authorized Shares of Common Stock from 50,500,000 shares to 101,000,000 shares and to increase the Authorized Shares of Class A Stock from 4,725,000 shares to 9,450,000 shares was approved as a result of the following vote:

                             IN FAVOR      OPPOSED      ABSTAINED
                             --------      -------      ---------
Total voting power          41,523,508    2,326,380       19,890
Common stock shareholders   17,908,508    2,326,380       19,890

Following is the result of the voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company's
Auditors for the year 1999:

           IN FAVOR           OPPOSED          ABSTAINED
           --------           -------          ---------
          43,844,205          11,226            14,347

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

August 17, 1999


/s/ C. J. Brown       By C. J. Brown, Sr. Vice President,
----------------      Administration, Treasurer, Chief Financial
                      Officer, and Chief Accounting Officer