Form 10-Q
period 1999-10-03
STANDARD REGISTER CO
filed 1999-11-15
CIK 93456

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 3, 1999

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

                        (937) 221-1000
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                          Outstanding as of  November 5, 1999
Common Stock - $1.00 Par Value                          23,128,008
Class A Stock - $1.00 Par Value                          4,725,000

                              INDEX

                                                         Page
Part I - Financial Information

     Item 1. Financial Statements

          a)  Statement of Income
              for the13 Weeks Ended October 3, 1999 and
              September 27, 1998 and for the 39 Weeks
              Ended October 3, 1999 and September 27,
              1998                                         4

          b)  Balance Sheet
              as of October 3, 1999 and January 3,
              1999                                         5

          c)  Statement of Cash Flows
              for the 39 Weeks Ended October 3,
              1999 and September 27, 1998                  6

          d)  Note to Financial Statements                 7

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                 7-10

     Item 3.  Quantitative and Qualitative
              Disclosure About Market Risk                11


Part II - Other Information

     Item 1. Legal Proceedings                            11

     Item 2. Changes in Securities and Use
             of Proceeds                                  11

     Item 3. Defaults upon Senior Securities              11

     Item 4. Submission of Matters to a Vote
             of Security Holders                          11

     Item 5. Other Information                            11

     Item 6. Exhibits and Reports on Form 8-K             11

Signature                                                 12

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


a)  STATEMENT OF INCOME (In Thousands except Data Per Share)

                               Third Quarter        Nine Months
                              13 Weeks Ended      39 Weeks Ended
                           Oct. 3,   Sept. 27,  Oct. 3,  Sept. 27,
                            1999       1998      1999      1998
                           -------   ---------  -------  ---------
TOTAL REVENUE             $325,900    $318,322  $988,523  $947,416
                           -------     -------   -------   -------

COSTS AND EXPENSES
   Cost of Products Sold   201,659     194,724   606,029   591,049
   Engineering and
     Research                2,061       2,172     6,174     7,214
   Selling and
     Administrative         84,355      80,157   258,626   242,358
   Depreciation and
     Amortization           13,326      10,451    38,379    32,910
   Interest                  3,413       3,371    10,419    10,415
                           -------     -------   -------   -------

Total Costs and Expenses   304,814     290,875   919,627   883,946
                           -------     -------   -------   -------

INCOME BEFORE INCOME TAXES  21,086      27,447    68,896    63,470
Income Taxes                 6,147      11,237    25,474    25,601
                           -------     -------   -------   -------

Income From Continuing
  Operations               $14,939    $ 16,210   $43,422   $37,869
                           -------     -------   -------   -------

Discontinued Operations:
Current Year (Loss)/Income,
  Net of Tax                     0       1,007      (509)    1,407
Gain on Disposal, Net of Tax     0           0    14,875         0
                           -------     -------   -------   -------

NET INCOME                 $14,939    $ 17,217 $  57,788  $ 39,276
                           -------     -------   -------   -------
                           -------     -------   -------   -------


Average Number of
Shares Outstanding -
  Basic                     27,976     28,454    28,171     28,442
Average Number of
Shares Outstanding -
  Diluted                   28,110     28,603    28,325     28,607


EARNINGS PER SHARE DATA
   - BASIC:
  Income From Continuing
    Operations             $  0.53    $  0.57  $   1.54    $  1.33
  Discontinued Operations,
    Current Year
    (Loss)/Income          $  0.00    $  0.04  $  (0.02)   $  0.05
  Gain on Disposal         $  0.00    $  0.00  $   0.53    $  0.00
  Net Income               $  0.53    $  0.61  $   2.05    $  1.38

EARNINGS PER SHARE DATA
   - DILUTED:
  Income From Continuing
    Operations             $  0.53    $  0.56  $   1.53    $  1.32
  Discontinued Operations,
    Current Year
    (Loss)/Income          $  0.00    $  0.04  $  (0.02)   $  0.05
  Gain on Disposal         $  0.00    $  0.00  $   0.52    $  0.00
  Net Income               $  0.53    $  0.60  $   2.03    $  1.37

Dividends Paid Per Share   $  0.22    $  0.21  $   0.66    $  0.63

See note to financial statements.


b)  BALANCE SHEET (Dollars in Thousands)


                                               Oct 3,     Jan 3,
ASSETS                                          1999       1999
CURRENT ASSETS                                 ------     ------
  Cash and Cash Equivalents                 $  63,169 $    9,792
  Short Term Investments                          480      6,530
  Accounts Receivable                         271,416    302,261
  Allowance for Losses                        (13,184)   (14,158)
  Inventories
    Finished Products                         115,437    104,982
    Jobs in Process                             9,118     18,075
    Materials and Supplies                     11,169     15,319
  Deferred Income Taxes                        19,065     19,065
  Prepaid Expense                              11,646     11,929
                                              -------    -------
    Total Current Assets                      488,316    473,795

PLANT AND EQUIPMENT
  Buildings and Improvements                   92,582     93,552
  Machinery and Equipment                     283,877    306,658
  Office Equipment                             66,577     98,209
                                              -------    -------
    Total                                     443,036    498,419
   Less Accumulated Depreciation              172,036    182,218
                                              -------    -------
     Depreciated Cost                         271,000    316,201
     Construction in Process                   53,346     44,732
     Land                                      10,279      7,228
                                              -------    -------
    Total Plant and Equipment                 334,625    368,161

OTHER ASSETS
  Goodwill                                     53,142     57,825
  Prepaid Pension Expense                      80,948     73,538
  Other                                        14,900     11,758
                                              -------    -------
Total Other Assets                            148,990    143,121
                                              -------    -------
TOTAL ASSETS                                 $971,931   $985,077
                                              -------    -------
                                              -------    -------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of Long-Term Debt               555        525
  Accounts Payable                             31,916     29,967
  Dividends Payable                               -        6,251
  Accrued Compensation                         39,433     44,406
  Accrued Other Expense                         7,843     12,158
  Accrued Taxes, except Income                  5,748      9,329
  Income Taxes Payable                         15,575      1,335
  Customer Deposits                               263      3,138
  Deferred Service Contract Income              8,841      8,404
  Accrued Restructuring                        11,958     14,843
                                              -------    -------
Total Current Liabilities                     122,132    130,356
                                              -------    -------
LONG-TERM LIABILITIES
  Long-Term Debt                              203,520    234,075
  Deferred Compensation                         6,985      3,795
  Retiree Healthcare                           55,057     55,057
  Deferred Income Taxes                        31,416     40,829
                                              -------    -------
    Total Long-Term Liabilities               296,978    333,756
                                              -------    -------
SHAREHOLDERS' EQUITY
  Common Stock, $1.00 Par Value
    24,454,317 Shares Issued in 1999           24,454
    24,391,072 Shares Issued in 1998                      24,391
  Class A Stock, $1.00 Par Value
    4,725,000 Shares Issued                     4,725      4,725
  Capital in Excess of Par Value               35,459     33,957
  Accumulated Other Comprehensive Income       (1,161)    (1,161)
  Retained Earnings                           525,102    479,679
  Treasury Stock
    1,180,395 Shares at Cost                  (33,762)
    701,152 Shares at Cost                               (19,614)
  Common Stock held in Grantor Trust
    59,047 Shares at Cost                      (1,996)
    26,284 Shares at Cost                          -      (1,012)
                                              -------    -------
Total Shareholders' Equity                    552,821    520,965

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $971,931   $985,077
                                              -------    -------
                                              -------    -------
See note to financial statements.



c)  STATEMENT OF CASH FLOWS (Dollars in Thousands)


                                              Nine Months
                                            39 Weeks Ended
                                          Oct 3,      Sept 27,
                                           1999         1998
                                         ------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                              $57,788      $39,276

  Add Items Not Affecting Cash:
    Depreciation and Amortization          40,091       39,847
    (Gain)/Loss on Sale of Plant Assets   (23,252)          94
    Net Change to Investments               6,050           21
    Net Change to Retiree Healthcare            0         (253)
    Net Change to Deferred Income Taxes    (9,413)           0
    Net Change to Deferred Compensation     3,190        2,653

Increase/(Decrease) in Cash Arising from
   Changes in Assets and Liabilities:
     Accounts Receivable                   13,387        3,743
     Deferred Accounts Receivable             631       48,293
     Inventories                             (829)     (65,735)
     Other Assets                          (4,552)       3,306
     Prepaid Pension                       (7,410)      (3,409)
     Accounts Payable and Accrued
      Expenses                             (6,119)      (7,792)
     Accrued Restructuring Expenses        (2,885)     (17,684)
     Income Taxes Payable                  14,240          808
     Customer Deposits                     (2,875)      (1,200)
     Deferred Service Income                  438        3,372
                                          -------     --------
  Net Adjustments                          20,692        6,064
                                          -------     --------
  Net Cash Provided by Operating
    Activities                             78,480       45,340
                                          -------     --------
                                          -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Facilities         98,149        1,159
  Additions to Plant and Equipment        (50,072)     (55,457)
  Acquisition                             (10,414)    (245,000)
  Maturity of Short-Term Investments          -         30,481
  Purchase of Short-Term Investments          -        (15,000)
  Investment in F3/Keyfile Corporation        (57)      (1,000)
  Purchase of Key Man Life Insurance
    Policies                                    0       (2,400)
                                          -------     --------

     Net Cash Provided by (Used in)
       Investing Activities                37,606     (287,217)

                                          -------     --------
                                          -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Long-Term Debt                -        230,000
  Payments of Long-Term Debt              (30,525)      (1,294)
  Proceeds from Issuance of Common Stock    1,565        1,948
  Redemption of Common Stock              (15,132)      (2,052)
  Dividends Paid                          (18,617)     (17,930)
                                          -------     --------
     Net Cash (Used in) Provided by
      Financing Activities                (62,709)     210,672
                                          -------     --------
                                          -------     --------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                         53,377      (31,205)

Cash and Cash Equivalents, Beginning        9,792       67,556
                                          -------     --------

CASH AND CASH EQUIVALENTS, ENDING         $63,169      $36,351
                                          -------     --------
                                          -------     --------

See note to financial statements.


d)  NOTE TO FINANCIAL STATEMENTS

     1. SEGMENT REPORTING INFORMATION - (SEE NOTE 15 TO FINANCIAL STATEMENTS AT JANUARY 3, 1999).

Due to the sale of the Communicolor operation in the first quarter of 1999 and management restructuring occurring in the second quarter of 1999, the Company now has only one reportable segment.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS FROM OPERATIONS

Results of Operations

Net income for the third quarter ended October 3, 1999 was $14.9 million or $.53 per diluted share, compared to $17.2 million and $.60 per diluted share for the third quarter 1998. On a continuing operations basis, excluding the results of the Communicolor Division divested April 1, 1999, the $.53 per diluted share result for the current quarter compares to $.57 for the comparable period of 1998. Through nine months, earnings per diluted share on continuing operations rose 15.8% from $1.32 in 1998 to $1.53 this year.

Revenue from continuing operations for the third quarter was $325.9 million, 2.4% above the $318.3 million reported for the
third quarter 1998.   For the first three quarters, revenue from
continuing operations was $988.5 million, 4.3% ahead of last year's results. Product results from continuing operations for the Company are summarized below with a comparison to the prior year.

$ Millions             Third Quarter           Nine Months Y-T-D
                ---------------------------  ---------------------
                 1999     1998    % Chg.      1999   1998   % Chg.
Business Forms
 & Services    $172.8   $176.7    -2.2%     $523.2  $528.8  -1.1%
Stanfast         47.9     45.5     5.3%      144.6   137.7   5.0%
Labels           42.8     37.5    14.1%      128.2   107.5  19.3%
Equipment and
  Supplies       31.3     30.6     2.3%      103.8    98.4   5.5%
Imaging Services 24.0     27.9   -14.0%       71.2    74.2  -4.0%
Commercial
  Printing        6.6      --                 16.3     --
Interest Income
  & Other         0.5      0.1                 1.2     0.8
                 ----    -----    -----      -----   -----   ----
 Total Company $325.9   $318.3     2.4%     $988.5  $947.4   4.3%

Sales of traditional business forms and related services were down 2.2% and 1.1% for the quarter and year-to-date periods, respectively. This is generally in line with the overall industry trend of decline or slow growth in traditional forms products and faster growth in other print related products and services. Non-traditional products and services, which now account for approximately 47% of Standard Register revenue, include pressure sensitive labels, (Stanfast) print on demand, document systems, commercial printing, and (Imaging Services) print outsourcing and fulfillment. Revenue from these non-traditional product categories, taken as a whole, increased 8.1% and 11.2% for the
quarter and year-to-date periods, respectively.    The
uncharacteristic decline in Imaging Services revenue primarily reflects a shift this year in the proportion of custom produced product that is stored in distribution centers prior to shipment and invoicing to customers.

The reported gross margin from continuing operations decreased from 38.8% of revenue in the third quarter 1998 to 38.1% in the current quarter. As a result of rising paper prices, there was an unfavorable LIFO inventory charge in the third quarter of $4.4 million pretax; by comparison, the prior year's third quarter included a favorable adjustment of $2.0 million. The Company also changed the classification of certain expenses associated with its Customer Support Centers from cost of sales in 1998 to selling expense in 1999. Adjusting for the non-operating LIFO adjustments in each of the quarters and the expense classification change results in a quarter-to-quarter gross margin improvement of eighty basis points in relation to revenue. Management believes it has realized sufficient overall increases in the selling prices of its forms to recover the higher paper prices experienced thus far in 1999. This, coupled with cost reductions achieved late in 1998 and early in 1999, have produced the improvement in operating gross margin identified above.

Management expects paper costs to continue to rise modestly during 2000, based on strong demand and relatively high mill operating rates. Historically, the Company has been able to recover most, if not all, of increases in paper costs and expects to continue to do so over the foreseeable future.

Total selling, administrative, and R&D expenses were $2.8 million lower than the quarterly run rate in the first half of this year, primarily as a result of lower compensation costs. In comparison to the third quarter of 1998, the total of these operating expenses was 60 basis points higher in relation to revenue --
26.5% this year compared to 25.9% for 1998.   Adjusting for the
expense reclassification described in an earlier paragraph draws the increase in this quarter's expense ratio to within 20 basis points of the prior year result. This increase is primarily attributable to consulting fees related to various software and cost reduction initiatives that are underway.

The valuation of the Communicolor sale was completed during the quarter resulting in the Company's ability to deduct $5.5 million of prior capital losses previously not deductible. This resulted in a reduction of the tax provision of $2.3 million and reduced the effective tax rate to 31.1% for the quarter, well below the average 40.1% for the first half of the year. The effective tax rate is expected to return to normal levels in the fourth quarter.

Segment Reporting

Following the April 1, 1999 sale of Communicolor, the Company reorganized into one identifiable operating segment effective July 1, 1999. With the elimination of the divisional operating structure, the Company is aligned along functional lines (e.g., sales, manufacturing, finance) designed to improve the effectiveness of customer service throughout the organization.
The new structure brings an integrated set of the company's products and services to our customers.

Year 2000

The Company's program to ensure that its products and critical systems will be Year 2000 compliant was undertaken in 1997. With regard to its critical internal information systems, the Company has undertaken a rigorous three-phase process to identify potential date-related problems in all applications, made the necessary modifications, and tested for compliance. Management believes that all critical internal systems are now Year 2000 compliant. With regard to Year 2000 problems in equipment products sold to customers, the Company employed the same three-phase approach and has brought its current product line offering into Year 2000 compliance. The Company has elected not to evaluate, modify, or test selected discontinued products. In certain cases, owners of discontinued products may purchase new equipment that is Year 2000 compliant; for certain other products, the Company made available an upgrade to a Year 2000 compliant version. The Company is using its best efforts to notify equipment customers of their options. Equipment sales year-to-date in 1999 represented approximately 4% of total Company revenue.

The Company has initiated inquiries to its major vendors in order to judge the likelihood and probable impact of interruptions in raw materials and critical supplies. Although we are reasonably assured that our major vendors are Year 2000 compliant, interruptions are possible. A worst case scenario would involve temporary interruptions in products and services to the Company that could translate to interruptions of our products and services to our customer. As a result, the Company has developed and distributed a Year 2000 Checklist and Contingency Plan to all production facilities, warehouses, field offices, and headquarters complex. Included in this plan are our implementation steps to immediately resolve problems as they arise.

The Company has completed its work on the Year 2000 readiness at a total cost since 1997 of $12.1 million. Given the focus and scope of the Company's program, management believes its most likely Year 2000 problem will originate from a non-mission critical system and will represent an inconvenience rather than a significant business interruption.

Novation Contract

Standard Register has provided business forms, labels, and related services to Novation and to its predecessor, VHA, over the past 21 years under a contract arrangement that identified Standard Register as the endorsed supplier. Novation negotiates supplier-pricing arrangements on behalf of its member hospitals, but participating hospitals are not mandated to purchase from the Company under the contract. After 21 years as the endorsed supplier of business forms, Standard Register currently counts about 50% of member hospitals as customers with product revenues in excess of $100 million annually.

In September 1999, Novation, awarded a three-year, dual-source document services outsourcing contract to two of the Company's competitors, replacing the sole-source contract with Standard Register. Although the Company expects to lose some revenue due to the aggressive pricing levels of the dual-source contract, management expects to leverage the Company's extensive healthcare experience and long-standing relationships with individual hospitals to retain a significant majority of the business.

New Software Initiative

In July, the board of directors approved a new software initiative that will be critical to the Company's long-term growth and profitability. The software, which will be installed in phases over three years, will accommodate increasing order volumes, reduce operating costs, add to existing electronic commerce capabilities, and improve customer service.

Spending for the new initiative is expected to total $52 million over three years, including $38 million of capital and $14 million in expense. Annual savings are forecasted to be $23 million once the new software is fully operational. There was minimal expenses incurred in the third quarter, but fourth quarter 1999 and total year 2000 expenditures are estimated to reduce net income per share by $.06 and $.28, respectively.


Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $15 million during the quarter to $63 million. Debt remained at $204 million. Netting the $63 million of cash against total debt of $204 million produces a "net debt" to "total net capital" ratio of 20.3%.

On April 13, 1999, the Company announced plans to repurchase of up to one million shares of its common stock. The timing and actual number of shares purchased will depend upon overall market conditions. As of this writing, the Company has purchased a total of 672 thousand shares in 1999.

Capital expenditures were $13 million for the quarter. The current outlook for the year calls for capital spending in the $75 million to $80 million range, excluding the $10 million first quarter acquisition of the Company's Boothwyn facility and including an estimated $11 million for the new software initiative.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Exhibits pursuant to Item 601 of Regulation S-K

a) Exhibit 27 Financial Data Schedule (filed only electronically with the SEC)

b)  Reports on Form 8K
    Form 8K was not filed within the reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 16, 1999


/s/ C. J. Brown              By C. J. Brown, Sr. Vice President,
                             Administration, Treasurer,
                             Chief Financial Officer, and Chief
                             Accounting Officer