Form 10-K
period 2000-02-02
STANDARD REGISTER CO
filed 2000-03-24
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________ to ________

Commission file number 1-1097

THE STANDARD REGISTER COMPANY

(Exact name of Registrant as specified in its charter)

OHIO	31-0455440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 ALBANY STREET, DAYTON OHIO	45408
(Address of principal executive offices)	(Zip Code)

(937) 221-1000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Name of each exchange
Title of each class	on which registered

Common stock $1.00 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 17, 2000 was approximately $157,202,540, based on a closing sales price of $13.938 per share on March 17, 2000.

At March 17, 2000, the number of shares outstanding of the issuer's classes of common stock are as follows:

Common stock, $1.00 par value	22,636,328 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 19, 2000.

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

On April 1, 1999, the Company sold the Communicolor promotional direct mail operation to R.R. Donnelley and Sons Company for $97.9 million. The Company's annual revenue from this specialized direct mail segment was approximately $100 million, or about 7% of total revenue. The Company believes that shareholders will be better served by redirecting its investment to the Company's core document products and services.

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

BUSINESS FORMS - Standard Register is known for its high-quality business forms and document management solutions. Traditional forms include custom continuous, secure documents, snap-apart Zipsets (R), as well as laser cut-sheet products. The Company also works with customers to analyze their workflow to improve the design of their forms or to provide electronic documents in order to improve overall business performance.

LABELS - Standard Register produces flexographic, screen and offset printed labels, bar code/automatic ID systems, pressure sensitive labels, compliance labels and variable image products that use the latest laser and thermal transfer technology. The Company believes that it is the largest domestic producer of custom pressure sensitive labels in the United States.

SMARTWORKS - The Company provides customers with a single desktop solution for document automation and management. SMARTworks (R) organizes all paper documents, manages their ordering, distribution, and usage, and identifies the best candidates for migration to electronic format. The system is integrated with Standard Register's warehousing and distribution/requisition/order entry systems to provide flexible, up-to-date information, with distributed access and centralized control. SMARTworks on-line, real-time access provides customers value through single-source document management, printing, fulfillment, requisition, and warehousing solutions.

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

PRINT ON DEMAND - Stanfast (R) was established in 1983 based on the concept of providing short-run documents to the Company's forms management accounts. The trend towards outsourcing is driving rapid growth in the print on demand market and Stanfast's nationwide network of distributive print centers allows the Company to provide value and service to our customers. The Company now has 32 Stanfast print centers across the nation specializing in just-in-time production of business documents using traditional offset printing and newer digital print and image technology.

DOCUMENT AND PLASTIC CARD FULFILLMENT SERVICES - The Company's Imaging Services Group (SM) provides customers with complete fulfillment services, including programming, design, printing, imaging, and distribution of these types of documents. In addition, the Imaging Services Group takes advantage of the trend to outsource plastic card services by offering packages for ATMs, prepaid phone cards, membership cards, smart cards, and numerous other card programs.

COMMERCIAL PRINTING - On January 26, 1999, the Company announced the formation of a Commercial Print Group which will include the Company's Secaucus, New Jersey facility and a newly purchased printing and publishing operation in Boothwyn, Pennsylvania. Recognizing the trend of business customers to use high-quality, commercial printing pieces to augment their traditional products, Standard Register is poised to be a single-source supplier and take advantage of this expanding marketplace.

The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Documents are printed at 55 geographically disbursed locations in the U.S. Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery. The management of document inventories to provide just-in-time delivery is a major element of customer service.

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

During 1999, the Company had engineering and research expense, relating to continuing operations, of $8.9 million compared to $9.0 and $8.6 million for 1998 and 1997, respectively. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve 111 professional employees.

Expenditures for property, plant and equipment totaled $67.6 million in 1999, compared to $65.7 million and $61.3 million in 1998 and 1997, respectively.

No significant changes occurred in the types of products, manufacture, or method of distribution during the past fiscal year nor does the Company intend to change its method of doing business in the near future. Other items of information which may be pertinent to an understanding of the Company and its business are as follows:

1) The Company has several patents which provide a competitive advantage or which generate license income. None of these, individually, have a material effect upon the business.

2) No material portion of the Company's business could be considered seasonal.

3) The Company believes its working capital is sufficient for its current operations. The current ratio is 4.2 to 1 at January 2, 2000 as compared to 3.6 to 1 at January 3, 1999 and 3.5 to 1 at December 28, 1997. Total debt, including long-term and current maturities, was 27.3% of total capital at year-end 1999, compared to 31.0% and 0.9% for years-end 1998 and 1997, respectively.

4) The business of the Company taken as a whole is not dependent upon any single customer or a few customers. No single customer accounts for 10% or more of total revenue.

5) The Company's backlog of custom printing orders at February 29, 2000 was $67.7 million compared to $81.4 million and $85.7 million at February 28, 1999 and February 28, 1998, respectively. All orders are expected to be filled within the ensuing fiscal year.

6) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

7) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

8) At February 29, 2000, the Company had 8,134 employees compared to 8,682 and 9,743 at February 28, 1999 and February 28, 1998, respectively.

9) Substantially all of the Company's products and services facilitate the recording, storage and communication of business transactions and information.

10) No material portion of the Company's sales or net income is derived from sales to foreign customers. The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services. Royalties from these foreign associates are approximately .05% of total revenue.

Item 2 - PROPERTIES

The Company operates major production facilities located in the following cities:

Boothwyn, Pennsylvania

Charlotte, North Carolina

Cincinnati, Ohio

Dayton, Ohio

Fayetteville, Arkansas

Kirksville, Missouri

Middlebury, Vermont

Murfreesboro, Tennessee

Phoenix, Arizona

Porterville, California

Radcliff, Kentucky

Rochester, New York

Rocky Mount, Virginia

Sacramento, California

Salisbury, Maryland

Shelbyville, Indiana

Spring Grove, Illinois

Tampa, Florida

Terre Haute, Indiana

Toccoa, Georgia

Tolland, Connecticut

Watseka, Illinois

York, Pennsylvania

Of these facilities, Phoenix, Arizona, Rochester, New York, Sacramento, California, Tampa, Florida, Toccoa, Georgia, and Tolland, Connecticut are leased.

In addition, the Company operates 32 smaller Stanfast Print Centers. In most cases these facilities are located in major metropolitan locations in the U.S. and are leased.

The Company's current capacity, augmented by modest capital additions, is expected to be sufficient to meet production requirements for the foreseeable future. Capacity utilization varies significantly by press size and feature capability. Most presses are in the 50 - 85 percent utilization range, averaging an estimated 70 percent overall. The Company believes its production facilities are suitable to meet future production needs.

Item 3 - LEGAL PROCEEDINGS

(a.) No material claims or litigation are pending against the Company.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Registrant

Name	Age	Office and Experience	Officer Since

Donna L. Beladi	50	Corporate Vice President, Business Development. Ms. Beladi has served in this position since January, 2000. Previously she held positions as Associate Vice President, Corporate Planning & Development and Director of Business Planning. Prior to joining Standard Register in January 1996, she was Associate Vice President, Strategy and Planning, Computer Systems Group at NCR Corporation from 1995 to 1996. From 1994 to 1995, she was Associate Vice President, Industry Marketing Strategy at NCR Corporation.	2000
Craig J. Brown	50	Senior Vice President, Administration, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Brian W. Calabro	43	Senior Vice President, Sales. Mr. Calabro has served in his current position since July 1999. He previously served as Corporate Vice President, Sales from April 1997 to July 1999, and General Sales Manager, National Accounts from July 1994 to April 1997.	1997
H. Franklin Coffman	61	Corporate Vice President, Corporate Marketing and Communications. Mr. Coffman has served in this position since March 1995. Previously he held positions as Assistant Vice President, Customer Service and Communications from January 1995 to March 1995, Director, Field Automation and Customer Support from October 1993 to January 1995, and National Sales Manager from January 1992 to October 1993.	1995
Peter A. Dorsman	44	Appointed Executive Vice President and Chief Operating Officer in February 2000. He served as Senior Vice President and General Manager, Document Management and Systems Division January 1998 to January 2000. He was Senior Vice President and General Manager, Equipment Division from January 1996 to January 1998. Prior to joining Standard Register in January 1996, he held a number of senior marketing, strategic planning, and sales management positions with NCR Corporation.	1996
Paul H. Granzow	72	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Kathryn A. Lamme	53	Corporate Vice President, Secretary and Deputy General Counsel. Ms. Lamme has served in this position since joining Standard Register in March 1998. Previously she was a partner with the law firm of Turner, Granzow & Hollenkamp.	1998
J. Doug Patterson	45	Corporate Vice President, Chief Information Officer. Prior to joining Standard Register in January 1998, Mr. Patterson served as Vice President, Information Systems for Uarco Incorporated since November 1993.	1998
Peter S. Redding	61	President and Chief Executive Officer. Mr. Redding has served in his current position since December 1994. He previously served as Executive Vice President and Chief Operating Officer from January 1994 to December 1994 and Executive Vice President, Forms Division from January 1992 to January 1994.	1981
John E. Scarpelli	56	Corporate Vice President, Human Resources. Mr. Scarpelli was elected to this position in March 1995. He previously served as Assistant Vice President, Human Resources from January 1993 to March 1995.	1995
Harry A. Seifert, Jr.	62	Appointed Senior Vice President for Manufacturing and International Operations in February 2000. He served as Corporate Vice President and General Manager, Rotary Group from March 1998 to January 2000. Previously he had been Vice President, Manufacturing - Document Management Division from January 1997 to March 1998 and Vice President, Forms Manufacturing - Document Management Division from August 1992 to January 1997.	1987
Edward R. Wohlwender	39	Joined Company as Senior Vice President, Supply Chain Services in July 1999. Prior to his association with Standard Register, Mr. Wohlwender was Senior Manager for Ernst & Young LLP since June 1997. From 1990 to 1997, Mr. Wohlwender held the position of Director, Logistics for Hillshire Farms & Kahns, Division of Sara Lee.	1999

There are no family relationships among any of the officers. Officers are elected at the annual meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, for a term of office covering one year.

PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a.) The common stock of the Registrant is traded on the New York Stock Exchange National Market under the symbol SR. The range of high and low market prices and dividends paid per share for each quarterly period during the two most recent fiscal years are presented below.

1999
	Cash
Quarter	Dividend	High	Low	Last

1st	$0.22	$33.25	$27.38	$28.81
2nd	$0.22	$32.13	$28.50	$30.44
3rd	$0.22	$30.88	$22.69	$23.00
4th	$0.22	$23.63	$19.00	$19.38

1998
	Cash
Quarter	Dividend	High	Low	Last

1st	$0.21	$36.31	$31.00	$33.87
2nd	$0.21	$40.00	$33.87	$35.69
3rd	$0.21	$36.75	$28.31	$28.69
4th	$0.21	$30.94	$24.50	$30.94

(b.) The number of shareholders of record of the Company's common stock as of March 17, 2000 was 3,212, excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

(c.) Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

Item 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data	1999	1998	1997	1996	1995
Thousands except for per share data

Revenue	$1,326,681	$1,299,615	$867,842	$841,816	$787,605

Net income from continuing
operations	55,740	57,013	63,723	59,002	38,431

Earnings per share:

Basic	1.99	2.01	2.24	2.06	1.34

Diluted	1.98	1.99	2.22	2.05	1.34

Selected Balance Sheet Data

Total assets	$961,639	$985,077	$647,018	$588,113	$555,503

Long-term debt	203,520	234,075	4,600	4,600	4,600

Other

Cash dividends paid per share	0.88	0.84	0.80	0.76	0.72

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: 1999 Compared to 1998

Net Income was $70.9 million or $2.52 per diluted share in 1999 compared to $59.6 million and $2.08 per diluted share in 1998.

On April 1, 1999, the Company sold its promotional direct mail printing operation, Communicolor, to R.R. Donnelley and Sons Company for $97.9 million, recording a net gain of $15.7 million, equivalent to $.56 per diluted share. Communicolor's prior 12 months sales were just under $100 million, representing about 7 percent of Standard Register's total revenue. Communicolor had a net operating loss of $.5 million in the first quarter 1999 prior to the sale, compared to net profits of $2.6 million and $3.2 million for the total years of 1998 and 1997, respectively.

Excluding the profit or loss on Communicolor operations and the gain on its sale, Net Income from Continuing Operations was $55.7 million in 1999 compared to $57.0 million in 1998; Net Income Per Diluted Share was $1.98 in 1999 versus $1.99 in the prior year. A summary level comparison appears below; dollar amounts are in millions.

	1999	1998	Change

Revenue	$1,326.7	$1,299.6	$27.1

Gross Margin	507.5	496.0	11.5
% Revenue	38.3%	38.2%

S,G&A Expenses	353.3	341.3	12.0
Earnings Before Interest, Taxes,
Depreciation and Amortization	154.2	154.7	(0.5)
% Revenue	11.6%	11.9%

Depreciation and Amortization	50.9	45.0	5.9
Interest Expense	13.8	14.0	(0.2)
Pretax Profit	89.5	95.7	(6.2)
% Revenue	6.7%	7.4%

Income Tax	33.8	38.7	(4.9)
% Rate	37.7%	40.4%

Net Profit on Continuing Operations	$55.7	$57.0	($ 1.3)
Earnings per diluted share	$1.98	$1.99

Total Revenue on Continuing Operations was $1.3 billion, a 2.1% increase over the 1998 results. Revenue from traditional business forms and related services declined 4 percent, but still provided a solid source of cash generation for the Company. Our newer products and services generated a revenue growth of 10 percent for the year. This growth category, including pressure sensitive labels, document systems, commercial printing, imaging fulfillment and print-on-demand products and services, represented 48 percent of total revenue in 1999, compared to 44 percent in 1998.

Sales performance in 1999, particularly early in the year, was undermined to some degree by the residual effects of having combined the former Standard Register and Uarco sales operations during 1998. Turnover was high by historical standards, which resulted in some lost accounts and higher recruiting and training costs during 1999. The rate of turnover was markedly lower at year-end 1999.

The Gross Margin was $507.5 million in 1999, compared to $496.0 million in 1998. In percentage terms, the Gross Margin was 38.3 percent in 1999, slightly improved from the 38.2 percent result for the prior year. On an operating basis, excluding the effects of LIFO inventory accounting adjustments in each year, the gross margin improved from 37.9 percent of revenue in 1998 to 38.6 percent in 1999. This improvement occurred broadly across most product groups, primarily reflecting cost reductions achieved in the second half of 1998 as a result of plant consolidations and other integration actions that followed the January 1998 acquisition of Uarco.

LIFO inventory accounting adjustments reduced the gross margin by $4.9 million in 1999, equivalent to $.10 per diluted share, and improved the gross margin in 1998 by $4.1 million, or $.09 per diluted share. This $.19 per share swing occurred as the price of paper dropped steadily during 1998 and then regained most of its lost ground during 1999, ending the year near January 1998 levels.

Paper prices are expected to continue to rise in 2000, evidenced by paper companies' recent announcements of a March 1st 8.0 percent increase in white uncoated free sheet papers. The Company has historically been successful in passing most paper cost increases through to its customers within a span of one or two quarters, and plans to raise form prices in response to this latest round of raw material increases.

Total operating expenses for 1999, including selling, administrative, and engineering expenses, increased $12.0 million or 3.5 percent over the prior year and represented 26.7 percent of revenue in 1999 compared to 26.3 percent in 1998. Several 1999 expense items are noteworthy in relation to the prior year:

- Y2K spending was $1.7 million lower in 1999 as preparations were completed in September 1999.

- High sales turnover, primarily as a fallout of the Uarco acquisition, resulted in $2.4 million in year-end charges related to accounts receivable and custom stored inventories.

- As outlined in the Company's Form 10-Q Report for the quarter ended October 3, 1999, a three-year project was undertaken to install new operating software throughout the Company. Total expense in 1999 was $3.2 million, in line with expectations. Project expenses are expected to total $12.0 million, or $.26 per share in 2000.

- Spending on SMARTworks (R), the Company's e-commerce document management system, was $1.4 million higher than in 1998.

- Several cost reduction projects with payoffs expected in 2000 received $1.2 million in funding in the fourth quarter 1999.

The above items represented $6.5 million of the increase in SG&A spending, equivalent to $.14 per diluted share.

Depreciation and amortization increased $5.9 million to $50.9 million, reflecting higher capital spending in 1998 and 1999.

The effective income tax rate for 1999 was 37.7 percent, compared to 40.4 percent in 1998. The sale of Communicolor in 1999 resulted in a capital gain that permitted the Company to deduct offsetting capital losses incurred but not deductible in previous years, which created a 2.3 percentage point reduction in the effective tax rate. The effective tax rate should return to normal historical levels in 2000.

Results of Operations: 1998 Compared to 1997

Net Income in 1998 was $59.6 million or $2.08 per diluted share, compared to $66.9 million and $2.33 per diluted share in 1997. Net Income from Continuing Operations, excluding the profit contribution from the divested Communicolor operating unit, was $57.0 million in 1998 or $1.99 per diluted share, versus $63.7 million and $2.22 per diluted share in 1997. A summary statement of continuing operations appears below; dollar amounts are in millions.

	1998	1997	Change

Revenue	$1,299.6	$867.8	$431.8

Gross Margin	496.0	362.3	133.7
% Revenue	38.2%	41.7%

S,G&A Expenses	341.3	228.9	112.4
Earnings Before Interest, Taxes,
Depreciation and Amortization	154.7	133.4	21.3
% Revenue	11.9%	15.4%

Depreciation and Amortization	45.0	27.4	17.6
Interest Expense	14.0	0.3	13.7
Pretax Profit	95.7	105.7	(10.0)
% Revenue	7.4%	12.2%

Income Tax	38.7	42.0	(3.3)
% Rate	40.4%	39.7%

Net Profit on Continuing Operations	$57.0	$63.7	($ 6.7)
Earnings per diluted share	$1.99	$2.22

The acquisition of Uarco Incorporated, which became effective during the first week of the Company's fiscal 1998 reporting period, figured prominently in the results of operations for that year. Uarco had been unprofitable for several years prior to the acquisition, reporting a $39 million pretax loss before interest and taxes on revenues of $474 million for the year prior to Standard Register's purchase. The Company paid $245 million in cash for Uarco and assumed no financial debt. The transaction created $60.1 million of goodwill.

The Company's business plan was to achieve cost reductions through the consolidation of the two companies' operations and to gradually improve pricing in unprofitable acquired accounts. Three major forms printing plants and seven smaller print centers were closed with selected production capacity relocated to nearby facilities. The former Uarco headquarters was closed and the facility was sold. The field sales operations for the two companies were consolidated, eliminating 120 office leases. Warehouses were consolidated and several high cost operating leases were bought out. These and other cost saving actions were implemented as the year progressed, with most taking effect in the second half of the year.

Revenue from Continuing Operations increased 50%, primarily as a result of the Uarco acquisition. The Company did not meet its objective for price increases in unprofitable accounts. This was attributed in major part to declining paper prices, which undermined efforts to raise business forms prices.

The percentage Gross Margin improved markedly in each successive quarter of 1998 as a result of declining paper prices and cost reductions from on-going consolidations described earlier. For the total year, however, the percentage gross margin declined by 3.5 percentage points from 41.7 percent in 1997 to 38.2 percent in 1998. This drop reflected the generally lower pricing levels on acquired business.

SG&A Expenses in 1998 were 26.3 percent of revenue, slightly below the 26.4 percent recorded in 1997. The 1998 expense included $9.1 million spent on acquisition integration activities and $6.5 million for Y2K conformance. The $17.6 million increase in depreciation and amortization primarily reflected the addition of $98 million in Uarco capital assets and the addition of $60.1 million in goodwill. The $13.7 million increase in interest expense resulted from $230 million borrowed to finance the acquisition.

Environmental Matters

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

Liquidity and Capital Resources

The Company's financial condition remains very strong, as indicated by the comparative year-end capital structures presented below; amounts are in millions:

	1999	1998	Change

Cash and Trading Securities	$57.3	$16.3	$41.0
Total Debt	203.5	234.6	(31.1)
Net Debt	146.2	218.3	72.1

Shareholders' Equity	$541.7	$521.0	$20.7

Net Debt % of Total Capital	21.3%	29.5%

The balance of cash and trading securities increased $41.0 million as a net result of the following items:

$ Mil
Proceeds from the sale of Communicolor	$97.9
Tax on the gain on the sale of Communicolor	(10.6)
Repayment of debt	(31.1)
Repurchase of Standard Register stock	(28.2)
Acquisition of Printing Plant	(10.4)
Free cash flow from operations
after capital and dividends	23.4
Net increase	$41.0

In December 1997, the Company entered into a five year $300 million bank revolving credit agreement and subsequently borrowed $230 million to finance the majority of its acquisition of Uarco. During 1999, the Company repaid $30 million, resulting in a $200 million balance outstanding at year-end 1999. The Company has effectively fixed the borrowing rate at an all-in cost of 6.09% by entering into a $200 million swap agreement that expires in January 2003.

The Company repurchased 1.1 million of its shares on the open market during 1999 at a total cost of $28.2 million; the average price paid per share was $24.79.

The Company acquired a commercial printing facility located in Boothwyn, Pennsylvania from the Dupont Corporation at a cost of $10.4 million.

The $23.4 million in net cash inflow from operations was after the deduction of $57.2 million in capital spending (excludes $10.4 million acquisition) and dividend expenditures of $24.7 million. Capital spending in 2000 is expected to be in the $65 million to $75 million range.

The combination of the $57 million in year-end 1999 cash reserves, internally generated cash flow, and the $100 million in available debt capacity under the revolving credit agreement is expected to be more than sufficient to meet operating cash needs over the next year.

Subsequent Event

On February 18, 2000, the Company announced a restructuring plan designed to reduce future operating costs. The Company plans to reduce excess production capacity for selected business form products for which industry demand has declined. The Company will close its Corning, Iowa forms printing plant in the first quarter 2000 and will relocate some productive capacity to other facilities. The Company will also phase out the Dayton, Ohio production of certain forms handling equipment products that are approaching the end of their life cycle. In addition, the Company will offer enhanced early retirement benefits to a number of employees in the Dayton, Ohio corporate headquarters. These and other cost reduction actions will result in a restructuring charge in the first quarter 2000 that is expected to be in the $15 million to $18 million range. This charge will be comprised of asset write-downs and cash closing costs. The Company expects to realize savings sufficient to recover the cash closing costs in less than one year.

Forward-Looking Statements

This report includes forward-looking statements covered by the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These statements involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2000 and beyond to differ materially from those expressed in such forward-looking statements. Factors that could cause materially different results include product demand and market acceptance, the frequency and magnitude of raw material price changes, the effect of economic conditions, competitive activities, and other risks described in the Company's filings with The Securities and Exchange Commission.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The Company has $200 million borrowed against its revolving credit agreement. The credit line bears interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio. Through an interest rate swap agreement, the Company has effectively converted $200 million of its floating rate debt to an all-in fixed rate of 6.09%. The Company has an additional $3.5 million of debt with a fixed interest rate of 6.125%.

Based on the Company's fixed interest rate debt existing at January 2, 2000, a hypothetical 100 basis point decrease in prevailing interest rates would result in the Company's annualized interest expense being $2.046 million greater than would exist if all debt was subject to floating interest rates.

Commodity Prices

Paper is the principal raw material in the production of business forms. Because the Company has historically been successful in adjusting its sales prices in response to changes in paper costs, management does not believe a 10% change in paper costs would have a material effect on the Company's financial statements.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page

Independent Auditors' Report	18
Balance Sheet - January 2, 2000 and January 3, 1999	19 - 20
Statement of Income - Years ended January 2, 2000,
January 3, 1999 and December 28, 1997	21
Statement of Shareholders' Equity - Years ended
January 2, 2000, January 3, 1999 and December 28, 1997	22
Statement of Cash Flows - Years ended January 2, 2000,
January 3, 1999 and December 28, 1997	23 - 24
Notes to Consolidated Financial Statements	25 - 36

Index to Financial Statement Schedule, Years ended
January 2, 2000, January 3, 1999 and December 28, 1997

II. Valuation and Qualifying Accounts	37

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or notes thereto.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of shareholders.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2. Financial statements and financial statement schedule

The financial statements and financial statement schedule are listed in the accompanying Index to Financial Statements on page 15 and are incorporated herein by reference.

3. Exhibits

The exhibits as listed on the accompanying index to exhibits on page 17 are filed as part of this Form 10-K.

(b) Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended January 2, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

THE STANDARD REGISTER COMPANY

By: /S/ P. S. Redding

P. S. Redding, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 24, 2000:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President - Administration, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 24, 2000 as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	D. L. Rediker
F. D. Clarke, III	A. Scavullo
G. G. Keeping	J.Q. Sherman, II
P. S. Redding

/S/ P. H. Granzow

P. H. Granzow

INDEX TO EXHIBITS

3.	Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-8687.

3.1	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company. Incorporated by reference to Form 10-K for year ended December 31, 1995.

10.	Material contracts

10.3	The Standard Register Company Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

10.4	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

10.6	The Standard Register Company Incentive Stock Option Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.8	The Standard Register Company Deferred Compensation Plan. Incorporated by reference to Registration Statement No. 333-43055.

10.9	The Standard Register Company Management Incentive Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.10	Stock Purchase Agreement dated November 26, 1997. Incorporated by reference to Form 8-K filed January 15, 1998.

10.11	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan. Incorporated by reference to Registration Statement No. 333-05321.

13.	Financial Statements and Financial Statement Schedule.

23.	Consent of Independent Auditors.

24.	Power of Attorney of R. W. Begley, Jr., F. D. Clark III, G.G. Keeping, P. S. Redding, D. L. Rediker, A. Scavullo, J. Q. Sherman II.

27.	Financial Data Schedule (EDGAR version).

EX-13

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying balance sheet of The Standard Register Company as of January 2, 2000 and January 3, 1999, and the related statements of income, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company as of January 2, 2000 and January 3, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2000, in conformity with generally accepted accounting principles.

/S/ BATTELLE & BATTELLE LLP

BATTELLE & BATTELLE LLP

Certified Public Accountants

Dayton, Ohio

January 29, 2000

THE STANDARD REGISTER COMPANY

BALANCE SHEET (Dollars in thousands)

	January 2	January 3
A S S E T S	2000	1999

CURRENT ASSETS
Cash and cash equivalents	$ 56,957	$ 9,792
Trading securities	380	6,530
Accounts receivable, less allowance for doubtful
accounts of $3,477 and $14,158, respectively	262,005	288,103
Inventories	131,754	138,376
Prepaid income taxes	1,448	-
Deferred income taxes	13,720	19,065
Prepaid expense	11,316	11,929
Total current assets	477,580	473,795

PLANT AND EQUIPMENT
Buildings and improvements	89,528	93,552
Machinery and equipment	242,641	306,658
Office equipment	100,614	98,209
Total	432,783	498,419
Less accumulated depreciation	161,849	182,218
Depreciated cost	270,934	316,201
Plant and equipment under construction	46,966	44,732
Land	10,243	7,228
Total plant and equipment	328,143	368,161

OTHER ASSETS
Goodwill, less accumulated amortization
of $8,024 and $4,491, respectively	52,140	57,825
Prepaid pension expense	88,111	73,538
Other	15,665	11,758
Total other assets	155,916	143,121

See accompanying notes.
THE STANDARD REGISTER COMPANY

BALANCE SHEET (Dollars in thousands)

	January 2	January 3
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	1999

CURRENT LIABILITIES
Current portion of long-term debt	$ -	$ 525
Accounts payable	38,356	29,967
Dividends payable	6,302	6,251
Accrued compensation	38,672	44,406
Income taxes payable	-	1,335
Customer deposits	263	3,138
Deferred service contract income	7,892	8,404
Accrued restructuring	3,550	14,843
Other current liabilities	18,902	21,487
Total current liabilities	113,937	130,356

LONG-TERM LIABILITIES
Long-term debt	203,520	234,075
Retiree health care obligation	54,164	55,057
Deferred compensation	7,709	3,795
Deferred income taxes	40,578	40,829
Total long-term liabilities	305,971	333,756

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 1999 - 24,467,544; 1998 - 24,391,072	24,468	24,391
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	35,669	33,957
Accumulated other comprehensive losses	(417)	(1,161)
Retained earnings	525,835	479,679
Treasury stock at cost:
1999 - 1,793,395 shares; 1998 - 701,152 shares	(46,540)	(19,614)
Common stock held in grantor trust, at cost:
1999 - 59,697 shares; 1998 - 26,284 shares	(2,009)	(1,012)
Total shareholders' equity	541,731	520,965

Total liabilities and shareholders' equity	$ 961,639	$ 985,077

See accompanying notes.

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2	January 3	December 28
	2000	1999	1997

REVENUE	$ 1,326,681	$ 1,299,615	$ 867,842

COST AND EXPENSE
Cost of products sold	819,173	803,588	505,545
Engineering and research	8,875	9,012	8,626
Selling and administrative	344,388	332,252	220,265
Depreciation and amortization	50,858	45,027	27,446
Interest	13,850	14,044	288
Total cost and expense	1,237,144	1,203,923	762,170

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	89,537	95,692	105,672

PROVISION FOR INCOME TAXES	33,797	38,679	41,949

INCOME FROM CONTINUING
OPERATIONS	55,740	57,013	63,723

DISCONTINUED OPERATIONS
(Loss) income from operations, net of applicable
income taxes of ($350), $1,743 and $2,087	(509)	2,570	3,171
Gain on sale, net of applicable income
taxes of $10,568	15,670	-	-

NET INCOME	$ 70,901	$ 59,583	$ 66,894

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.99	$2.01	$2.24
(Loss) income from discontinued operations	(0.02)	0.09	0.11
Gain on sale of discontinued operations	0.56	-	-
Net income	$2.53	$2.10	$2.35

DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.98	$1.99	$2.22
(Loss) income from discontinued operations	(0.02)	0.09	0.11
Gain on sale of discontinued operations	0.56	-	-
Net income	$2.52	$2.08	$2.33

See accompanying notes.

THE STANDARD REGISTER COMPANY

STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2	January 3	December 28
	2000	1999	1997
COMMON STOCK
Beginning balance	$ 24,391	$ 24,308	$ 24,204
Add shares issued under:
Management Incentive Plan	-	6	50
Dividend Reinvestment Plan	36	23	22
Stock Option Plan	41	54	32
Ending balance	24,468	24,391	24,308

CLASS A STOCK	4,725	4,725	4,725

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	33,957	31,599	28,705
Add excess of market over par
value of shares issued under:
Management Incentive Plan	27	195	1,562
Dividend Reinvestment Plan	841	739	709
Stock Option Plan	783	1,141	623
Fund grantor trust with treasury shares	61	283	-
Ending balance	35,669	33,957	31,599

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	(1,161)	-	-
Minimum pension liability	744	(1,161)	-
Ending balance	(417)	(1,161)	-

RETAINED EARNINGS
Beginning balance	479,679	444,259	400,387
Add net income	70,901	59,583	66,894
Less dividends declared (1999 - $.89 per share;
1998 - $.85 per share; 1997 - $.81 per share)	(24,745)	(24,163)	(23,022)
Ending balance	525,835	479,679	444,259

TREASURY STOCK AT COST
Beginning balance	(19,614)	(16,956)	(4,775)
Cost of common shares purchased	(28,210)	(3,387)	(12,181)
Shares issued under Management Incentive Plan	404	-	-
Fund grantor trust with treasury shares	880	729	-
Ending balance	(46,540)	(19,614)	(16,956)

COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	(1,012)	-	-
Shares issued under Dividend Reinvestment Plan	(56)	-	-
Fund grantor trust with treasury shares	(941)	(1,012)	-
Ending balance	(2,009)	(1,012)	-

Total shareholders' equity	$ 541,731	$ 520,965	$ 487,935

COMPREHENSIVE INCOME
Net income	$ 70,901	$ 59,583	$ 66,894
Minimum pension liability, net of $(501) and $782
deferred income tax (expense) benefit	744	(1,161)	-
Total comprehensive income	$ 71,645	$ 58,422	$ 66,894

See accompanying notes.

THE STANDARD REGISTER COMPANY

STATEMENT OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2	January 3	December 28
	2000	1999	1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 70,901	$ 59,583	$ 66,894
Add (deduct) items not affecting cash:
Depreciation and amortization	53,042	54,112	36,646
Gain on sale of discontinued operations	(26,238)	-	-
Loss on sale of assets	603	19	346
(Gain) loss from investments	-	(7)	1,558
Deferred income taxes	5,094	2,494	3,938
Increase (decrease) in cash arising from changes
in assets and liabilities, net of acquisition/disposition:
Trading securities	6,150	8,771	(15,000)
Accounts receivable	10,246	22,523	(12,320)
Inventories	2,730	(38,194)	606
Other assets	(17,220)	(2,243)	(6,309)
Accounts payable and accrued expenses	(6,197)	(50,827)	5,653
Income taxes payable	(2,783)	261	(1,469)
Customer deposits	(2,875)	(17,865)	16,818
Deferred income	(512)	1,182	(52)
Other liabilities	3,019	3,146	1,136
Net adjustments	25,059	(16,628)	31,551

Net cash provided by operating activities	95,960	42,955	98,445

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(67,567)	(65,733)	(61,287)
Proceeds from sale of discontinued operations	97,937	-	-
Proceeds from sale of plant and equipment	3,205	5,657	432
Proceeds from sale of held-to-maturity securities	-	760	455
Acquisition	-	(245,000)	-
Additions to other investments	(58)	-	(3,064)

Net cash provided by (used in) investing activities	33,517	(304,316)	(63,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(31,080)	(1,294)	-
Proceeds from issuance of long-term debt	-	230,000	-
Proceeds from issuance of common stock	1,672	2,158	2,998
Purchase of treasury stock	(28,210)	(3,387)	(12,181)
Dividends paid	(24,694)	(23,880)	(22,792)

Net cash (used in) provided by financing activities	(82,312)	203,597	(31,975)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	47,165	(57,764)	3,006

Cash and cash equivalents at beginning of year	9,792	67,556	64,550

CASH AND CASH EQUIVALENTS
AT END OF YEAR	$ 56,957	$ 9,792	$ 67,556

See accompanying notes.

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:
Interest	$ 12,456	$ 14,453	$ 141
Income taxes	41,202	37,667	41,317

Details of acquisiton:
Working capital	$ -	$ 56,841	$ -
Plant and equipment	-	98,011	-
Other assets	-	74,412	-
Other liabilities	-	(44,391)	-
Excess of purchase price over fair value
of net assets acquired	-	60,127	-

Cash paid for acquisition	$ -	$ 245,000	$ -

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading domestic supplier of business forms, pressure sensitive labels, business equipment, and document management services. The Company markets its products and services through a direct sales organization located in offices throughout the United States.

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

Fiscal Year - The Company's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal years 1999, 1998, and 1997 ended on January 2, 2000, January 3, 1999, and December 28, 1997, respectively. Fiscal years 1999 and 1997 each included 52 weeks; fiscal year 1998 included 53 weeks.

Segment Reporting - During 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Two operating segments were identified for 1998 financial reporting. Due to the sale of the Communicolor operation (Note 2) in the first quarter of 1999 and management restructuring occurring in the second quarter of 1999, the Company now has only one reportable segment for 1999 financial reporting.

Cash Equivalents - The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Trading Securities - Securities are classified as trading when held for short-term periods in anticipation of market gains and are reported at fair market value, with unrealized gains and losses included in income.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation - For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense from continuing operations was $46,847 in 1999, $41,016 in 1998, and $27,444 in 1997. Estimated asset lives are:

Classification	Years

Buildings and improvements	10-40
Machinery and equipment	5-15
Office furniture and equipment	5-15

Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is being amortized on a straight-line basis over 15 years. The Company reviews the recoverability of goodwill whenever events or changes in circumstances indicate potential impairment of the carrying value. In management's opinion, no material impairment exists at January 2, 2000. Amortized goodwill expense from continuing operations was $4,011 in 1999 and 1998, and $2 in 1997.

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

Income Taxes - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial and tax bases, using enacted rates.

Earnings Per Share - Basic earnings per share is the per share allocation of net income available to shareholders based on the weighted average number of shares outstanding during the period. Diluted earnings per share represents the per share allocation of net income based on the weighted average number of shares outstanding plus all common shares that potentially could have been issued under the Company's stock option program.

New Accounting Standard - During 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs associated with developing or obtaining internal use software be capitalized and then amortized over the useful life. The adoption of this new standard has no material effect on the Company's financial statements.

NOTE 2 - ACQUISITION AND DISCONTINUED OPERATIONS

On April 1, 1999, the Company sold substantially all of the business and operating assets of its Communicolor promotional direct mail operation for approximately $97,900 in cash. The transaction resulted in a gain of $15,670, net of income taxes of $10,568. This business has been accounted for as a discontinued operation and the operating results of Communicolor have been excluded from continuing operations and reported as a separate line on the statement of income for all years presented. Revenues reclassified to discontinued operations were $97,254 and $97,832 in fiscal years 1998 and 1997, respectively.

On December 31, 1997, the Company acquired all outstanding shares of Uarco Incorporated (Uarco) for $245,000, exclusive of acquisition costs. $230,000 of the purchase price was financed under a new five-year bank revolving credit agreement. Uarco produced and marketed business forms, pressure sensitive labels, business equipment, supplies, and workflow systems to the U.S. market. Uarco Incorporated operated as a wholly owned subsidiary for three months until it was merged into The Standard Register Company on March 31, 1998.

The acquisition has been accounted for under the purchase method and, accordingly, operating results of the Uarco business subsequent to the date of acquisition are included in the Company's financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the respective fair values on the date of acquisition.

Certain liabilities were also recognized in connection with the Uarco purchase and included in the acquisition cost allocation. These liabilities include costs relating to the closings of former Uarco production and sales facilities, and termination and relocation of former Uarco employees. Such recognized liabilities totaled $41,659, of which $3,550 remains unpaid and is recorded as accrued restructuring liability at January 2, 2000 ($14,843 at January 3, 1999).

The excess of purchase price, acquisition costs and recognized liabilities over the fair values of the net assets acquired was $60,127 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years.

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $36,441 higher at January 2, 2000 and $31,530 higher at January 3, 1999.

Inventories at the respective year-ends are as follows:

	January 2	January 3
	2000	1999

Finished products	$101,717	$104,982
Jobs in process	18,321	18,075
Materials and supplies	11,716	15,319

Total	$131,754	$138,376

During 1999, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1999 purchases, the effect of which decreased cost of products sold by approximately $635 and increased net income by approximately $380 or $.01 per share.

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

	January 2	January 3
	2000	1999

Revolving credit facility	$200,000	$230,000
Industrial development revenue bonds	3,520	4,600
Total	203,520	234,600
Less current portion	-	525

Long-term portion	$203,520	$234,075

In December 1997, the Company entered into a $300,000 unsecured revolving credit line agreement maturing in December 2002. On December 31, 1997, $230,000 was borrowed against the line for financing the acquisition of Uarco Incorporated. The credit line bears interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio. In January 1998, the Company entered into an interest rate swap agreement that effectively converted $200,000 of its floating rate debt to an all-in fixed rate of 6.09%. On April 27, 1999, the Company repaid $30,000 of the revolving credit debt.

Long-term debt also includes industrial development revenue bonds issued by Rutherford County, Tennessee. Interest is payable semi-annually at 6.125%. Required annual bond principal payments subsequent to fiscal 1999 are as follows: 2001 - $590; 2002 - $630; and 2003 - $2,300.

NOTE 5 - INCOME TAXES

The provision for income taxes, relating to continuing operations, consists of the following:

	1999	1998	1997
Current
Federal	$16,067	$28,767	$30,721
State and local	2,857	6,657	6,684
	18,924	35,424	37,405

Deferred	14,873	3,255	4,544

Total	$33,797	$38,679	$41,949

The significant components of the deferred tax expense (benefit) are as follows:

	1999	1998	1997

Depreciation	$4,114	$2,609	$2,963
Pension	5,775	1,961	2,039
Inventories	459	(230)	110
Compensation and benefits	(483)	(2,107)	(431)
Allowance for doubtful accounts	4,236	1,192	312
Retiree health care benefits	359	(132)	(457)
Other	413	(38)	8

Total	$14,873	$3,255	$4,544

NOTE 5 - INCOME TAXES (CONTINUED)

The components of the current net deferred tax asset and long-term net deferred tax liability as of January 2, 2000 and January 3, 1999 are as follows:

	January 2	January 3
	2000	1999
Deferred tax asset:
Allowance for doubtful accounts	$1,400	$5,701
Inventories	3,071	3,546
Compensation and benefits	9,134	9,276
Other	115	542

Total current	$13,720	$19,065

Deferred tax liability:
Depreciation	$26,235	$32,120
Pension	36,152	30,879
Retiree health care benefits	(21,809)	(22,170)

Total long-term	$40,578	$40,829

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	1999	1998	1997

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	5.3	5.3	5.3
Utilization of capital loss carryover	(2.3)	-	-
Other	(0.3)	0.1	(0.6)

Effective tax rate	37.7%	40.4%	39.7%

NOTE 6 - CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of Class A stock. Each of the 22,614,452 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

During 1999, the shareholders approved an amendment to the Articles of Incorporation that doubled the authorized number of Common shares and Class A shares from 50,500,000 to 101,000,000 and 4,725,000 to 9,450,000, respectively. Par value remains at $1.00 per share.

The Company repurchased Common stock shares for treasury as follows: 1999 - 1,137,901 shares at average cost of $24.79; 1998 - 112,363 shares at average cost of $30.14; and 1997 - 375,587 shares at average cost of $32.43.

NOTE 7 - COMMON STOCK HELD IN GRANTOR TRUST

During 1998, the Company established a grantor trust ("Trust") to fund the Company's obligations under a deferred compensation plan for eligible participants. The benefits payable from the Trust are included in the "Deferred compensation" liability shown on the Company's balance sheet. Although the Trust is funded with both cash and shares of the Company's common stock, obligations under the deferred compensation plan are intended to be settled only in cash. Therefore, the shares of the Company's common stock held by the Trust are not considered to be potentially dilutive. Company shares held by the Trust were 59,697 and 26,284 at January 2, 2000 and January 3, 1999, respectively.

Company shares funding the Trust are recorded as "Common stock held in grantor trust" at their fair market value as of the transfer date. "Capital in excess of par value" is increased for any differences between the cost of the shares and their recorded fair value. Increases or decreases in the deferred compensation liability, that result from changes in the value of the Company's common stock held by the Trust, are recognized in current income.

NOTE 8 - EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	1999	1998	1997

Weighted average shares outstanding - basic	28,051	28,426	28,498

Dilutive effect of stock options	96	175	203

Weighted average shares outstanding - diluted	28,147	28,601	28,701

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method. Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company's shares at the average market price for the period. Outstanding options to purchase 1,273 and 842 shares during fiscal years 1999 and 1998, respectively, were not included in the computation of EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.

NOTE 9 - STOCK OPTION PLAN

The Company has a plan under which stock options may be granted to officers and key employees for the purchase of a maximum of 3,000,000 shares of common stock. Under the terms of the plan, options may be either incentive or non-qualified. The options have a term of ten years. The exercise price per share, determined by a committee of the Board of Directors, may not be less than the fair market value on the grant date. The options are exercisable over periods determined when granted.

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

		1999	1998	1997

Net income	As reported	$70,901	$59,583	$66,894
	Pro forma	67,852	57,364	65,101

Basic earnings per share	As reported	$2.53	$2.10	$2.35
	Pro forma	2.42	2.02	2.28

Diluted earnings per share	As reported	$2.52	$2.08	$2.33
	Pro forma	2.41	2.00	2.27

The weighted average fair values of options granted in fiscal years 1999, 1998, and 1997 were estimated at $7.82, $9.75, and $10.58 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	1999	1998	1997

Risk-free interest rate	5.5%	4.7% and 5.4%	5.7%
Dividend yield	2.8%	2.0%	2.0%
Expected life	5 years	5 years	5 years
Expected volatility	29.5%	29.8%	29.7%

The following summarizes stock option activity during fiscal years 1999, 1998 and 1997:

1999	1998	1997
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,757,340	$ 30.385	924,420	$ 26.836	776,000	$ 23.772
Granted	18,000	29.049	979,500	33.217	227,000	35.313
Exercised	(40,950)	20.125	(54,180)	22.069	(32,580)	20.125
Canceled	(169,500)	32.363	(92,400)	31.478	(46,000)	21.728

Outstanding, end of year	1,564,890	30.424	1,757,340	30.385	924,420	26.836

NOTE 9 - STOCK OPTION PLAN (CONTINUED)

Following is a summary of the status of stock options outstanding at January 2, 2000:

Number	Number	Exercise	Remaining
Outstanding	Exercisable	Price	Term

352,890	265,890	$20.125	6 years
171,000	155,200	32.375	7 years
179,000	152,400	35.313	8 years
632,000	128,000	34.125	9 years
213,000	155,064	30.938	9 years
17,000	-	29.118	10 years

NOTE 10 - PENSION PLANS

The Company has qualified defined benefit plans covering substantially all of its employees. The benefits are based on years of service and the employee's compensation at the time of retirement, or years of service and a benefit multiplier. The Company funds its pension plans based on allowable federal income tax deductions. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future. The Company also has two non-qualified plans that provide benefits in addition to those provided in the qualified plans.

Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

During 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of assets, and eliminates certain previous disclosure requirements.

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans:

Change in Benefit Obligation	1999	1998

Benefit obligation at beginning of year	$435,305	$178,676

Service cost	11,778	12,413
Interest cost	29,587	29,017
Amendments	-	564
Actuarial (gain) loss	(24,227)	50,196
Acquisition	-	193,472
Benefits paid	(48,612)	(29,033)

Benefit obligation at end of year	$403,831	$435,305

NOTE 10 - PENSION PLANS (CONTINUED)

Change in Plan Assets	1999	1998

Fair value of plan assets at beginning of year	$447,440	$204,935

Actual return on plan assets	78,795	3,739
Participants' contributions	2,331	2,122
Employer contributions	4,992	3,646
Acquisition	-	262,031
Benefits paid	(48,612)	(29,033)

Fair value of plan assets at end of year	$484,946	$447,440

Funded status	$81,115	$12,135
Unrecognized net actuarial loss	728	54,253
Unrecognized prior service cost	7,942	10,300
Minimum pension liability	(1,674)	(3,150)

Prepaid pension expense shown in balance sheet	$88,111	$73,538

Minimum pension liability:
Intangible asset	$976	$1,207
Deferred income tax benefit	281	782
Accumulated other comprehensive losses	417	1,161

Total	$1,674	$3,150

Net periodic benefit (income) cost includes the following components:

	1999	1998	1997

Service cost of benefits earned	$11,778	$10,291	$6,476
Interest cost on projected benefit obligation	29,587	29,017	13,265
Expected return on plan assets	(51,987)	(41,265)	(15,131)
Amortization of prior service costs	2,358	2,322	1,950
Amortization of transition asset	-	(120)	(120)
Amortization of net loss from prior periods	160	238	117
Cost of early retirement window	-	237	1,118

Net periodic benefit (income) cost	$(8,104)	$720	$7,675

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.5 percent for 1999, 7.0 percent for 1998 and 8.5 percent for 1997. The rate of increase for future compensation levels used in determining the obligation was 5.0 percent for 1999, 1998 and 1997. The expected long-term rate of return on plan assets in 1999, 1998 and 1997 was 10.5 percent.

The Company's two non-qualified plans have no plan assets. The total unfunded projected benefit obligations of these two plans were $18,406, $22,099, and $9,470 at the respective 1999, 1998 and 1997 year ends. The related accumulated benefit obligations were $14,857, $16,947, and $5,172 at the same respective year ends.

NOTE 11 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain health care benefits for eligible retired employees. The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan:

Change in Accumulated Postretirement Benefit Obligation	1999	1998

Beginning balance	$53,466	$25,597

Service cost	-	-
Interest cost	3,587	4,077
Actuarial (gain) loss	(2,929)	1,602
Acquisition	-	25,951
Net retiree benefits paid	(4,240)	(3,761)

Ending balance	$49,884	$53,466

Plan assets	-	-

Funded status	$49,884	$53,466
Unrecognized net actuarial gain	4,280	1,591

Retiree health care obligation shown in balance sheet	$54,164	$55,057

The components of postretirement benefit cost are as follows:

	1999	1998	1997

Service cost	$-	$-	$-
Interest cost	3,587	4,077	2,401
Amortization of net gain from prior periods	(240)	(48)	-

Net postretirement benefit cost	$3,347	$4,029	$2,401

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, amounted to $4,240, $3,761 and $1,265 in 1999, 1998 and 1997, respectively.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.5 percent for 1999, 7.0 percent for 1998 and 8.5 percent for 1997. The assumed current health care cost trend rate is 9.0 percent in 1999 and gradually decreases to 5.0 percent in the year 2007.

A one percent increase in the assumed health care cost trend rate would result in a $375 increase in the service and interest components of expense for 1999 and a $4,618 increase in the postretirement benefit obligation at January 2, 2000. Similarly, a one percent decrease would result in a $332 decrease in the service and interest components of 1999 expense and a $3,928 decrease in the postretirement benefit obligation at January 2, 2000.

NOTE 12 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents, short-term investments, and trade receivables. The Company's credit risk with respect to trade receivables is, in management's opinion, limited due to industry and geographic diversification. As disclosed on the balance sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

	January 2, 2000		January 3, 1999
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets
Cash and equivalents	$ 56,957	$ 56,957	$ 9,792	$ 9,792
Trading securities	380	380	6,530	6,530

Liabilities
Long-term debt	$ 202,328	$ 203,520	$ 237,083	$ 234,600

The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments. The fair value of trading securities is based on quoted market prices. The fair value of long-term debt, including the current portion, is estimated using a discounted cash flow analysis based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $13,793 at January 2, 2000. Also, the Company has purchase commitments for equipment for resale of $3,809 at January 2, 2000. The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $46,223 in 1999, $46,838 in 1998, and $25,450 in 1997.

Rental commitments under existing leases at January 2, 2000, are:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2000	$ 16,631	$ 10,043	$ 322	$ 7,005	$ 34,001
2001	11,259	8,139	253	4,967	24,618
2002	6,038	5,904	227	3,105	15,274
2003	2,392	3,254	209	2,334	8,189
2004	1,516	1,286	209	1,405	4,416
Later years	54	702	264	17	1,037

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

(Dollars in thousands, except per	Quarters Ended
share amounts)	April 4	July 4	October 3	January 2
	1999	1999	1999	2000

Revenue	$ 326,986	$ 335,637	$ 325,900	$ 338,158

Gross margin*	128,095	130,158	124,241	125,014

Income from continuing operations	13,704	14,779	14,939	12,318

Income from discontinued operations	13,250	1,116	-	795

Net income	26,954	15,895	14,939	13,113

Earnings per share - basic:
Income from continuing operations	.48	.53	.53	.44
Income from discontinued operations	.47	.04	-	.03
Net income	.95	.57	.53	.47

Earnings per share - diluted:
Income from continuing operations	.48	.52	.53	.44
Income from discontinued operations	.46	.04	-	.03
Net income	.94	.56	.53	.47

Quarters Ended
	March 29	June 28	September 27	January 3
	1998	1998	1998	1999

Revenue	$320,089	$309,005	$318,322	$352,199

Gross margin*	116,046	116,723	123,598	139,660

Income from continuing operations	9,624	12,035	16,210	19,144

Income from discontinued operations	67	333	1,007	1,163

Net income	9,691	12,368	17,217	20,307

Earnings per share - basic:
Income from continuing operations	.33	.43	.57	.67
Income from discontinued operations	.01	.01	.04	.04
Net income	.34	.44	.61	.71

Earnings per share - diluted:
Income from continuing operations	.34	.42	.56	.67
Income from discontinued operations	-	.01	.04	.04
Net income	.34	.43	.60	.71

* Revenue less cost of products sold.

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED JANUARY 2, 2000

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Additions
		(1)	(2)
		Charged
	Balance at	(Credited)			Balance
	beginning	to costs	Other		at end
Description	of period	and expenses	Additions	Deductions	of period

Year Ended January 2, 2000
Allowance for doubtful
accounts	$ 14,158	$ 5,762		$ 16,443(a)	$ 3,477
Inventory obsolescence	4,342	2,999		3,892(b)	3,449
Restructuring liability	14,843			11,293(d)	3,550

Year Ended January 3, 1999
Allowance for doubtful
accounts	$ 2,864	$ 5,053	$ 19,667(c)	$ 13,426(a)	$ 14,158
Inventory obsolescence	2,856	2,685	1,048(c)	2,247(b)	4,342
Restructuring liability			41,659(c)	26,816(d)	14,843

Year Ended December 28, 1997
Allowance for doubtful
accounts	$ 3,638	$ 1,051		$ 1,825(a)	$ 2,864
Inventory obsolescence	2,303	2,915		2,362(b)	2,856

(a) Net uncollectible accounts written off

(b) Obsolete inventory scrapped or written

down to realizable value

(c) Recognized in connection with purchase

business combination

(d) Payment of exit costs for acquired business

EX-23

CONSENT OF INDEPENDENT AUDITORS

As independent auditors, we hereby consent to the incorporation of our reports included in and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements File No.'s 333-02683, 333-05231, 333-15851, 333-43055, 333-51189, 333-51181, 333-57779 and 333-84483.

/S/ BATTELLE & BATTELLE LLP

BATTELLE & BATTELLE LLP

Dayton, Ohio

March 24, 2000

EX-24

P O W E R O F A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints P. S. Redding and P. H. Granzow, and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended January 2, 2000, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ P. H. Granzow	Chairman of the Board	February 17, 2000
P. H. Granzow

/S/ P. S. Redding	President and Chief Executive	February 17, 2000
P. S. Redding	Officer and Director

/S/ C. J. Brown	Senior Vice President-Administration,	February 17, 2000
C. J. Brown	Treasurer and Chief Financial Officer

/S/ R. W. Begley, Jr.	Director	February 17, 2000
R. W. Begley, Jr.

/S/ F. D. Clark, III	Director	February 17, 2000
F. D. Clark, III

/S/ G. G. Keeping	Director	February 17, 2000
G. G. Keeping

/S/ D. L. Rediker	Director	February 17, 2000
D. L. Rediker

/S/ A. Scavullo	Director	February 17, 2000
A. Scavullo

/S/ J. Q. Sherman, II	Director	February 17, 2000
J. Q. Sherman, II

Signed and acknowledged in the presence of:

/S/ P. H. Granzow	/S/ K.A Lamme
P. H. Granzow, Chairman of the	K.A. Lamme, Corporate Vice President,
Board of Directors of The Standard	Secretary and Deputy General Counsel
Register Company	of The Standard Register Company

[Corporate Seal]

STATE OF OHIO, MONTGOMERY COUNTY:

The foregoing Directors of The Standard Register Company personally appeared before me, a Notary Public for the State of Ohio, and each of them acknowledged that they did sign this Power of Attorney, and that it is the free act and deed of each said Director.

I have signed and sealed this Power of Attorney at Dayton, Ohio on February 17, 2000.

/S/ K.A Lamme

Kathryn A. Lamme

[ Notary Seal ]