Form 10-Q
period 2000-03-31
STANDARD REGISTER CO
filed 2000-05-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2000
Common stock, $1.00 par value	22,637,589 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 2, 2000

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements	3

a)	Statement of Income
	for the 13 Weeks Ended April 2, 2000 and April 4, 1999	4

b)	Balance Sheet
	as of April 2, 2000 and January 2, 2000	5-6

c)	Statement of Cash Flows
	for the 13 Weeks Ended April 2, 2000 and April 4, 1999	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	10

Part II - Other Information

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11

Signature	12

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 2, 2000

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended January 2, 2000.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	First Quarter
	13 Weeks Ended
	Apr. 2	Apr. 4
	2000	1999

TOTAL REVENUE	$314,241	$326,986

COSTS AND EXPENSES
Cost of products sold	194,083	198,891
Engineering and research	2,439	1,960
Selling and administrative	86,253	87,309
Depreciation and amortization	14,332	12,212
Interest	3,145	3,484
Restructuring	17,200	-
Total costs and expenses	317,452	303,856

(LOSS) INCOME BEFORE INCOME TAXES	(3,211)	23,130
Income taxes (benefit)	(1,296)	9,426

(Loss) Income from continuing operations	(1,915)	13,704

Discontinued operations:
(Loss), net of tax benefit	0	(509)
Gain on disposal, net of tax	0	13,759

NET (LOSS) INCOME	$ (1,915)	$ 26,954

Average number of shares outstanding - basic	27,349	28,392
Average number of shares outstanding - diluted	27,349	28,567

EARNINGS PER SHARE DATA - BASIC
(Loss) Income from continuing operations	($0.07)	$0.48
Discontinued operations	$0.00	($0.02)
Gain on disposal	$0.00	$0.49
Net (loss) income	($0.07)	$0.95

EARNINGS PER SHARE DATA - DILUTED
(Loss) Income from continuing operations	($0.07)	$0.48
Discontinued operations	$0.00	($0.02)
Gain on disposal	$0.00	$0.48
Net (loss) income	($0.07)	$0.94

Dividends paid per share	$0.23	$0.22

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	Apr. 2	Jan. 2
A S S E T S	2000	2000

CURRENT ASSETS
Cash and cash equivalents	$ 62,021	$ 56,957
Trading securities	380	380
Accounts receivable	244,294	265,482
Allowance for losses	(10,847)	(3,477)
Inventories
Finished products	112,579	101,717
Jobs in process	16,082	18,321
Materials and supplies	12,311	11,716
Prepaid income taxes	3,488	1,448
Deferred income taxes	13,720	13,720
Prepaid expense	11,807	11,316
Total current assets	465,835	477,580

PLANT AND EQUIPMENT
Buildings and improvements	89,777	89,528
Machinery and equipment	254,365	242,641
Office equipment	100,902	100,614
Total	445,044	432,783
Less accumulated depreciation	172,219	161,849
Depreciated cost	272,825	270,934
Construction in process	54,903	46,966
Land	10,243	10,243
Total plant and equipment	337,971	328,143

OTHER ASSETS
Goodwill	51,137	52,140
Prepaid pension expense	91,322	88,111
Other	18,457	15,665
Total other assets	160,916	155,916

Total assets	$ 964,722	$ 961,639

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	Apr. 2	Jan. 2
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	2000

CURRENT LIABILITIES
Current portion of long-term debt	$ 590	$ -
Accounts payable	32,380	38,356
Dividends payable	-	6,302
Accrued compensation	41,720	38,672
Accrued other expense	8,761	11,450
Accrued taxes, except income	5,241	7,452
Customer deposits	263	263
Deferred service contract income	8,114	7,892
Accrued restructuring	20,517	3,550
Total current liabilities	117,586	113,937

LONG-TERM LIABILITIES
Long-term debt	202,930	203,520
Deferred compensation	9,314	7,709
Retiree healthcare	54,164	54,164
Deferred income taxes	40,578	40,578
Total long-term liabilities	306,986	305,971

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,482,724 shares issued	24,483
24,467,544 shares issued		24,468
Class A stock, $1.00 par value
4,725,00 shares issued	4,725	4,725
Capital in excess of par value	35,580	35,669
Accumulated other comprehensive losses	(417)	(417)
Retained earnings	523,922	525,835
Treasury stock, at cost
1,748,058 shares	(45,363)
1,793,395 shares		(46,540)
Common stock held in grantor trust, at cost
99,957 shares	(2,780)
59,697 shares		(2,009)
Total shareholders' equity	540,150	541,731

Total liabilities and shareholders' equity	$ 964,722 =========	$ 961,639 =========

THE STANDARD REGISTER COMPANY

STATEMENT OF CASH FLOWS
(Dollars in thousands)
	First Quarter
	13 Weeks Ended
	Apr. 2	Apr. 4
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (1,915)	$ 26,954

Add items not affecting cash:
Depreciation and amortization	14,332	14,819
Gain on sale of plant assets	(1,582)	(23,109)
Net change to deferred income taxes	-	(9,413)
Net change to deferred compensation	1,713	2,119

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	28,558	10,281
Deferred accounts receivable	-	631
Inventories	(9,218)	(3,505)
Prepaid income taxes	(2,040)
Other assets	(3,246)	(8,186)
Prepaid pension	(3,211)	487
Accounts payable and accrued expenses	(7,828)	(20,881)
Accrued restructuring expenses	16,967	4,442
Income taxes payable		25,841
Customer deposits	-	(2,915)
Deferred service income	222	1,505
Net adjustments	34,667	(7,884)
Net cash provided by operating activities	32,752	19,070

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	86	98,021
Additions to plant and equipment	(21,698)	(19,298)
Acquisition	-	(10,414)
Investment in F3/Keyfile Corporation	-	(58)
Net cash (used in) provided by investing activities	(21,612)	68,251

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	-	(525)
Proceeds from issuance of common stock	224	459
Redemption of common stock	-	(3,825)
Dividends paid	(6,300)	(6,254)
Net cash used in provided by financing activities	(6,076)	(10,145)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	5,064	77,176

Cash and cash equivalents, beginning	56,957	9,792

CASH AND CASH EQUIVALENTS, ENDING	$ 62,021	$ 86,968

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS FROM OPERATIONS

Significant Events

On February 17, 2000, the Company announced the closing of its Corning, Iowa forms printing plant and the phasing out of its Dayton, Ohio production of certain forms handling equipment products. Also announced was the consolidation of field sales management and an enhanced early retirement option to a number of its Dayton, Ohio corporate headquarters employees. On April 28, 2000, the company announced the immediate closing of its Toccoa, Georgia forms printing plant and consolidation of operations with plants nationwide. The plant's adjacent supply chain service center will remain in operation as Standard Register increases utilization of the center's state-of-the-art customer order entry and document design services. These actions resulted in a pre-tax charge of $17.2 million, or $.37 per diluted share after tax. The $17.2 million consisted of asset write-downs and cash closing costs. Annual savings will recover the cash closing costs in approximately one year.

Results of Operations

Net loss for the first quarter ended April 2, 2000 was $1.9 million or $.07 per diluted share, compared to net income of $27.0 million and $.94 per diluted share for the first quarter 1999.

Excluding restructuring and discontinued operations, net income from continuing operations was $8.3 million, or $.31 per diluted share compared to $13.7 million, or $.48 per diluted share for the same period last year.

$ Millions	First Quarter Net Income(Loss)
	2000	1999	Chg.
Continuing Operations before Restructuring	$ 8.3	$13.7	<$ 5.4>
Restructuring (net of tax)	<10.2>		< 10.2>
Discontinued Operations (Communicolor)		13.3	< 13.3>
Total Reported	<$1.9>	$27.0	<$28.9>

Three factors were primarily responsible for the $5.4 million reduction in net income from continuing operations: lower revenue in three product categories, LIFO inventory adjustment, and the new software initiative described in the third quarter 1999 10Q report. These unfavorable factors were mitigated by growth in nontraditional product categories, such as pressure sensitive labels and Imaging Services, and lower selling, administration, and engineering costs.

Revenue from continuing operations for the first quarter was $314.2 million, 3.9% below the $327.0 million reported for the first quarter 1999. Product results from continuing operations for the Company are summarized below with a comparison to the prior year.

$ Millions	First Quarter
	2000	1999	% Chg.
Business Forms & Services	$158.8	$171.7	-7.5%
Stanfast	46.1	47.8	-3.6%
Labels	44.5	41.0	8.5%
Equipment and Supplies	28.9	39.4	-26.6%
Imaging Services	27.3	23.4	16.7%
Commercial Printing	8.0	3.5	128.6%
Interest Income & Other	0.6	0.2
Total Company	$314.2	$327.0	-3.9%

Sales of traditional business forms and related services were down 7.5% for the quarter. This is generally in line with the overall industry trend of decline or slow growth in traditional forms products and faster growth in other print related products and services. Non-traditional products and services, which now account for approximately 49% of Standard Register revenue, include pressure sensitive labels, (Stanfast) print on demand, document systems, commercial printing, and (Imaging Services) print outsourcing and fulfillment. Revenue from these non-traditional product categories, taken as a whole, was flat for the quarter. The uncharacteristic decline in Equipment and Supplies revenue primarily reflects a delay in realizing anticipated large one-time sales. Revenue from the non-traditional products and services excluding the Equipment and Supplies was up 9.1%.

The reported gross margin from continuing operations decreased from 39.2% of revenue in the first quarter 1999 to 38.2% in the current quarter. As a result of rising paper prices, there was an unfavorable LIFO inventory charge in the first quarter 2000 of $2.1 million pretax. By comparison, there was no adjustment in the prior year's first quarter. Adjusting for the non-operating LIFO adjustments in the first quarter 2000, results in a quarter-to-quarter slight gross margin decrease of twenty basis points in relation to revenue. Management believes it has realized sufficient overall increases in the selling prices of its forms to recover the higher paper prices experienced thus far in 2000. The slight decrease in gross margin percentage can be attributed to the overall reduction in revenue identified above.

Management expects paper costs to continue to rise modestly during the rest of 2000 based on strong demand and relatively high mill operating rates. Historically, the Company has been able to recover most, if not all, of increases in paper costs and expects to continue to do so over the foreseeable future.

Total selling, administrative, and R&D expenses were $.6 million lower than the same period in 1999. In comparison to the first quarter of 1999, the total of these operating expenses was 90 basis points higher in relation to revenue 28.2% this year compared to 27.3% for 1999. This increase is primarily attributable to spending for the new software initiative that was outlined in the third quarter 1999 10Q report in the amount of $3.3 million, partially offset by a decrease of $1.8 million for Year 2000 spending in the first quarter of 1999. After adjusting for the new software initiative in 2000 and Year 2000 expenses in 1999, total selling, administrative, and R&D expenses were under the same period in 1999 by $2.1 million. This reduction is primarily attributable to cost reduction activities, lower information management cost as resources are dedicated to the new software initiative, and lower revenue.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $5 million during the quarter to $62 million. Netting the $62 million of cash against total long-term debt of $203 million produces a "net debt" to "total net capital" ratio of 20.7%.

Capital expenditures were $ 21.7 million for the quarter. The current outlook for the year calls for capital spending in the $75 million to $80 million range, including an estimated $25 million for the new software initiative.

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

There have been no material changes in market risk since the year ended January 2, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a) Exhibits pursuant to Item 601 of Regulation S-K

Exhibit 27 Financial Data Schedule (filed only electronically with the SEC)

b) Reports on Form 8K

Form 8K was not filed within the reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 15, 2000

/S/ C. J. Brown -----------------------------------------	By C. J. Brown, Sr. Vice President, Administration, Treasurer
Chief Financial Officer, and Chief Accounting Officer