Form 10-Q
period 2000-07-02
STANDARD REGISTER CO
filed 2000-08-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class --------------------------------------- Common stock, $1.00 par value Class A stock, $1.00 par value	Outstanding as of July 31, 2000 -------------------------------------- 22,653,054 shares 4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements

a)	Statement of Income
	for the 13 Weeks Ended July 2, 2000 and July 4, 1999 and
	for the 26 Weeks Ended July 2, 2000 and July 4, 1999	4

b)	Balance Sheet
	as of July 2, 2000 and July 4, 1999	5-6

c)	Statement of Cash Flows
	for the 26 Weeks Ended July 2, 2000 and July 4, 1999	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 2. Changes in Securities and Use of Proceeds	12

Item 3. Defaults upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12-13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

Signature	14

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
	Second Quarter 13 Weeks Ended		Six Months 26 Weeks Ended

	July 2,	July 4,	July 2,	July 4,
	2000 -----------	1999 -----------	2000 -----------	1999 -----------
TOTAL REVENUE	$321,081 -----------	$335,637 -----------	$635,322 -----------	$662,623 -----------
COSTS AND EXPENSES
Cost of products sold	197,897	205,479	391,980	404,370
Engineering and research	2,834	2,153	5,273	4,113
Selling and administrative	85,848	86,962	172,101	174,271
Depreciation and amortization	13,890	12,841	28,222	25,053
Interest	3,214	3,522	6,359	7,006
Restructuring	- -----------	- -----------	17,200 -----------	- -----------
Total costs and expenses	303,683 -----------	310,957 -----------	621,135 -----------	614,813 -----------
INCOME BEFORE INCOME TAXES	17,398	24,680	14,187	47,810
Income taxes	6,995 -----------	9,901 -----------	5,699 -----------	19,327 -----------
Income from continuing operations	10,403 -----------	14,779 -----------	8,488 -----------	28,483 -----------
Discontinued operations:
(Loss), net of tax benefit	0	0	0	(509)
Gain on disposal, net of tax	0 -----------	1,116 -----------	0 -----------	14,875 -----------
NET INCOME	$10,403 ======	$15,895 ======	$8,488 ======	$42,849 ======
Average number of shares outstanding - basic	27,366	28,140	27,358	28,266
Average number of shares outstanding - diluted	27,366	28,271	27,358	28,419

EARNINGS PER SHARE DATA - BASIC:
Income from continuing operations	$0.38	$0.53	$0.31	$1.01
Discontinued operations, current year (loss)/income	$0.00	$0.00	$0.00	($0.02)
Gain on disposal	$0.00	$0.04	$0.00	$0.53
Net income	$0.38	$0.57	$0.31	$1.52
EARNINGS PER SHARE DATA - DILUTED:
Income from continuing operations	$0.38	$0.52	$0.31	$1.00
Discontinued operations, current year (loss)/income	$0.00	$0.00	$0.00	($0.02)
Gain on disposal	$0.00	$0.04	$0.00	$0.52
Net income	$0.38	$0.56	$0.31	$1.50

Dividends paid per share	$0.23	$0.22	$0.46	$0.44
THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	July 2,	Jan. 2,
A S S E T S	2000 ------------	2000 ------------
CURRENT ASSETS
Cash and cash equivalents	$52,254	$56,957
Short-term investments	295	380
Accounts receivable	250,450	265,482
Allowance for losses	(11,094)	(3,477)
Inventories
Finished products	112,755	101,717
Jobs in process	12,962	18,321
Materials and supplies	10,773	11,716
Prepaid income taxes	6,177	1,448
Deferred income taxes	13,720	13,720
Prepaid expense	13,902 ------------	11,316 ------------
Total current assets	462,194 ------------	477,580 ------------
PLANT AND EQUIPMENT
Buildings and improvements	102,296	89,528
Machinery and equipment	341,569	242,641
Office equipment	140,581 ------------	100,614 ------------
Total	584,446	432,783
Less accumulated depreciation	299,106 ------------	161,849 ------------
Depreciated cost	285,340	270,934
Construction in process	50,277	46,966
Land	10,243 ------------	10,243 ------------
Total plant and equipment	345,860 ------------	328,143 ------------
OTHER ASSETS
Goodwill	50,134	52,140
Prepaid pension expense	94,435	88,111
Other	17,977 ------------	15,665 ------------
Total other assets	162,546 ------------	155,916 ------------
Total assets	$970,600 =======	$961,639 =======

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)
	July 2, 2000 -----------	Jan. 2, 2000 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$590	$-
Accounts payable	32,080	38,356
Dividends payable	-	6,302
Accrued compensation	41,246	38,672
Accrued other expense	8,536	11,450
Accrued taxes, except income	8,497	7,452
Customer deposits	263	263
Deferred service contract income	7,615	7,892
Accrued restructuring	20,030 -----------	3,550 -----------
Total current liabilities	118,857	113,937

LONG-TERM LIABILITIES
Long-term debt	202,930	203,520
Deferred compensation	9,602	7,709
Retiree healthcare	54,164	54,164
Deferred income taxes	40,578 -----------	40,578 -----------
Total long-term liabilities	307,274	305,971

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,498,935 shares issued	24,499
24,467,544 shares issued		24,468
Class A stock, $1.00 par value
4,725,00 shares issued	4,725	4,725
Capital in excess of par value	35,782	35,669
Accumulated other comprehensive losses	(417)	(417)
Retained earnings	528,047	525,835
Treasury stock, at cost
1,748,082 shares	(45,364)
1,793,395 shares		(46,540)
Common stock held in grantor trust, at cost
101,680 shares at cost	(2,803)
59,697 shares at cost	-----------	(2,009) -----------
Total shareholders' equity	544,469 -----------	541,731 -----------
Total liabilities and shareholders' equity	$970,600 =======	$961,639 =======
THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Six Months 26 Weeks Ended

	July 2, 2000 -------------	July 4, 1999 -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,488 -------------	$ 42,849 -------------
Add items not affecting cash:
Depreciation and amortization	28,222	26,794
Gain on sale of plant assets	(896)	(23,087)
Net change to investments	85	6,050
Net change to deferred income taxes	-	(9,413)
Net change to deferred compensation	1,893	2,380

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	22,649	6,088
Deferred accounts receivable	-	631
Inventories	(4,736)	617
Other assets	(4,897)	(6,848)
Prepaid pension	(6,324)	(2,888)
Accounts payable and accrued expenses	(5,571)	(19,644)
Accrued restructuring expenses	16,480	(1,683)
Income taxes payable	(4,729)	19,186
Customer deposits	-	(2,875)
Deferred service income	(277) -------------	331 -------------
Net adjustments	41,899 -------------	(4,361) -------------
Net cash provided by operating activities	50,387 -------------	38,488 -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	230	98,029
Additions to plant and equipment	(43,268)	(36,527)
Acquisition	-	(10,413)
Investment in F3/Keyfile Corporation	- -------------	(59) -------------
Net cash provided by (used in) investing activities	(43,038) -------------	51,030 -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	-	(30,525)
Proceeds from issuance of common stock	144	1,279
Redemption of common stock	382	(9,617)
Dividends paid	(12,578) -------------	(12,454) -------------
Net cash used in financing activities	(12,052) -------------	(51,317) -------------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(4,703)	38,201
Cash and cash equivalents, beginning	56,957 -------------	9,792 -------------
CASH AND CASH EQUIVALENTS, ENDING	$ 52,254 ========	$ 47,993 =======

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

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

FORM 10-Q

For the Quarter Ended July 2, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS FROM OPERATIONS

Significant Events

On April 28, 2000, the Company announced the closing of its Toccoa, Georgia forms printing plant. The plant's adjacent supply chain service center will remain in operation as Standard Register increases utilization of the center's customer order entry and document design services. Closing costs, other than severance, were included in the first quarter 2000 restructuring charge.

On May 1, 2000, Dennis L. Rediker, former chief executive officer of English China Clays plc and a Standard Register Board member for five years was named chief executive officer, effective June 2, 2000. Mr. Rediker replaced Peter S. Redding who retired from the Company and the Board of Directors.

On June 6, 2000, Standard Register launched SMARTworks.com, Inc. SMARTworks.com, Inc. provides the printing industry's first supplier-independent open platform for e-procurement and integrated document management. SMARTworks.com operates as an Application Service Provider (ASP) of SMARTworks®, which it markets through its network of channel partners. SMARTworks.com Inc. is a wholly-owned subsidiary of Standard Register.

Results of Operations

Net income for the second quarter ended July 2, 2000 was $10.4 million or $.38 per diluted share, compared to net income of $15.9 million and $.56 per diluted share for the second quarter 1999. On a continuing operations basis, excluding the Communicolor direct mail division that was sold in the first quarter of 1999, the $.38 per diluted share result for the current quarter compared to $.52 for the same quarter of 1999.

Net income through six months ended July 2, 2000 was $8.5 million or $.31 per diluted share, compared to net income of $42.8 million and $1.50 per diluted share for the same period in 1999.

Excluding the restructuring charge taken in the first quarter of this year and discontinued Communicolor operations, net income from continuing operations for the six months ended July 2, 2000 was $18.7 million, or $.68 per diluted share compared to $28.5 million, or $1.00 per diluted share for the same period last year.

$ Millions - Net Income	Second Quarter			Six Months Y-T-D
	2000 -------	1999 -------	Chg. --------	2000 --------	1999 --------	Chg. ---------
Continuing Operations
Before Restructuring	$10.4	$14.8	<$4.4>	$18.7	$28.5	<$9.8>
Restructuring (net of tax)	-------	-------	---------	<10.2> ---------	--------	<10.2> ---------
Continuing Operations	$10.4	$14.8	<$4.4>	$ 8.5	$28.5	<20.0>
Discontinued Operations
(Communicolor)	-------	1.1 -------	<1.1> --------	---------	14.3 --------	<14.3> ---------
Total Reported	$10.4	$15.9	<5.5>	$ 8.5	$42.8	<34.3>

Two factors were primarily responsible for the $4.4 million reduction in net income from continuing operations for the quarter: lower revenue in business forms and related services and the new software initiative described in the third quarter 1999 report. These unfavorable factors were mitigated by growth in nontraditional product categories, such as pressure sensitive labels and Imaging Services, and lower selling, administrative and R&D expense.

Revenue from continuing operations for the second quarter was $321.1 million, 4.3% below the $335.6 million reported for the second quarter 1999. Revenue by product is summarized below with a comparison to the prior year.

$ Millions	Second Quarter			Six Months Y-T-D
	2000 --------	1999 --------	%Chg. ---------	2000 --------	1999 --------	% Chg. --------
Business forms & services	$156.9	$178.8	<12.2%>	$315.7	$350.4	<9.9%>
Stanfast	50.6	48.8	3.7%	96.7	96.6	0.1%
Labels	45.9	44.4	3.4%	90.4	85.4	5.9%
Equipment and Supplies	29.6	33.0	<10.3%>	58.5	72.4	<19.2%>
Imaging Services	29.8	23.8	25.2%	57.1	47.2	21.0%
Commercial Printing	7.6	6.2	22.6%	15.6	9.7	60.8%
Interest Income & Other	0.7 --------	0.6 --------	----------	1.3 ----------	0.9 ----------	----------
Total Company	$321.1	$335.6	<4.3%>	$635.3	$662.6	<4.1%>

Sales of traditional business forms and related services were down 12.2% and 9.9% for the quarter and year-to-date periods, respectively. The factors that underlie the decline of traditional forms include residual sales attrition related to the Uarco acquisition, impact of technology on selected product segments, and cost reductions initiatives in the healthcare market.

Non-traditional products and services, which now account for approximately 50% of Standard Register revenue, include pressure sensitive labels, [Stanfast] print on demand, document systems, commercial printing, and [Imaging Services] print outsourcing and fulfillment. Revenue from these non-traditional product categories, taken as a whole, was up 4.7% and 2.4% for the quarter and year-to-date, respectively. Equipment and Supplies revenue, although well below 1999 levels which were fueled by Y2K replacement demand, showed an 8.4% increase over the first quarter of this year. Excluding Equipment and Supplies, non-traditional revenue grew 8.7% for both the quarter and year-to-date.

Total revenue in the second half of the year is expected to approximate that for the first half.

The reported gross margin from continuing operations decreased from 38.8% of revenue in the second quarter 1999 to 38.4% in the current quarter. The slight decrease in gross margin percentage is primarily attributed to the $14.5 million reduction in revenue identified above. For the first six months ended in 2000, gross margin from continuing operations decreased from 39.0% in 1999 to 38.3% in the current year. As a result of rising paper prices, there was an unfavorable LIFO inventory charge in the first quarter, 2000 of $2.1 million pretax. By comparison, there was no adjustment in the prior year. Adjusting for the non-operating LIFO adjustment results in a year-to-year gross margin decrease of forty basis points in relation to revenue.

Management expects paper costs to rise modestly during the second half of 2000 based on relatively high mill operating rates. Historically, the Company has been able to recover most, if not all, of increases in paper costs and expects to continue to do so over the foreseeable future. The current year LIFO charge may increase in the fourth quarter based on the anticipated paper price increase discussed above.

Total selling, administrative, and R&D expenses were $.4 million lower than the second quarter of 1999. Spending for the new software initiative that was outlined in the third quarter 1999 report in the amount of $3.8 million and increased investment in SMARTworks.com, Inc. of $.6 million was partially offset by a decrease of $1.9 million for Year 2000 (Y2K) spending in the second quarter of 1999. After adjusting for the new software initiative in 2000, investment in SMARTworks(R), and Y2K expenses in 1999, total selling, administrative, and R&D expenses were under the same period in 1999 by $2.9 million. This reduction is primarily attributable to cost reduction activities, lower Information Management cost as resources are dedicated to the new software initiative, and lower revenue.

A Corporate Strategy Review, scheduled for completion by year-end 2000, has been undertaken. The process will add $2 - $3 million of expense in the second half of 2000.

Total Selling, Administrative and R&D expenses are expected to be slightly higher in the second half of the year due to increased spending for the launch of SMARTworks.com, Inc. and the strategy project discussed above. These additional expenses should be partially offset by decreased spending in the software project versus the first half of the year.

Management plans to evaluate the Company's capacity utilization during the second half of the year. This, coupled with the outcome of the strategy review, may result in additional restructuring actions.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments decreased $9 million during the quarter to $53 million. Long-term debt remained at $203 million. Netting the $53 million of cash against total long-term debt of $203 million produces a "net debt" to "total net capital" ratio of 21.6%.

Capital expenditures were $ 21.6 million for the quarter. The current outlook for the year calls for capital spending in the $75 million to $80 million range.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

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

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held April 19, 2000.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be nine:

IN FAVOR -------------- 44,705,154	OPPOSED ------------- 67,960	ABSTAINED ----------------- 43,153

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year:

NOMINEE --------------	IN FAVOR --------------	WITHHELD ----------------
Roy W. Begley, Jr.	44,693,502	122,765
F. David Clarke, III	44,649,754	166,513
Paul H. Granzow	44,702,226	114,041
Graeme G. Keeping	44,700,291	115,976
Peter S. Redding	44,648,493	167,774
Dennis L. Rediker	44,698,298	117,969
Ann Scavullo	44,700,565	115,702
John J. Schiff, Jr.	42,766,913	2,049,354
John Q. Sherman, II	44,539,303	276,964

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

An amendment to the Code of Regulations to permit alternative methods of proxy voting and shareholder communications and to allow such communication to be by mail, electronic, facsimile or telephone means, or by such other means deemed necessary by the Board of Directors to be sufficiently secure and reliable, was approved as a result of the following vote:

IN FAVOR -------------- 44,650,014	OPPOSED -------------- 50,066	ABSTAINED ----------------- 116,187

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company's Auditors for the year 2000:

IN FAVOR -------------- 44,707,976	OPPOSED ------------- 74,461	ABSTAINED ----------------- 33,830

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a) Exhibits pursuant to Item 601 of Regulation S-K

Exhibit 27	Financial Data Schedule (filed only electronically with the SEC)

b) Reports on Form 8K
Form 8K was not filed within the reporting period.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2000

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President-Administration, Treasurer
and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of the Registrant)