Form 10-Q
period 2000-10-01
STANDARD REGISTER CO
filed 2000-11-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class ------------------------------------------	Outstanding as of October 31, 2000 --------------------------------------------
Common stock, $1.00 par value	22,666,760 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

INDEX

Page
Part I - Financial Information

Item 1. Financial Statements

a)	Statement of Income
	for the 13 Weeks Ended October 1, 2000 and October 3, 1999 and
	for the 39 Weeks Ended October 1, 2000 and October 3, 1999	4

b)	Balance Sheet
	as of October 1, 2000 and January 2, 2000	5-6

c)	Statement of Cash Flows
	for the 39 Weeks Ended October 1, 2000 and October 3, 1999	7

d)	Note to Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	11

Part II - Other Information

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signature	13

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

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

THE STANDARD REGISTER COMPANY
STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)
	Third Quarter		Nine Months
	13 Weeks Ended ----------------------------		39 Weeks Ended ----------------------------
	Oct. 1,	Oct. 3,	Oct. 1,	Oct. 3,
	2000 -----------	1999 -----------	2000 -----------	1999 -----------
TOTAL REVENUE	$303,895 -----------	$325,900 -----------	$939,217 -----------	$988,523 -----------
COSTS AND EXPENSES
Cost of products sold	185,715	201,659	577,695	606,029
Engineering and research	2,808	2,061	8,081	6,174
Selling and administrative	84,264	84,355	256,365	258,626
Depreciation and amortization	14,431	13,326	42,653	38,379
Interest	3,147	3,413	9,506	10,419
Restructuring	- -----------	- -----------	17,200 -----------	- -----------
Total costs and expenses	290,365 -----------	304,814 -----------	911,500 -----------	919,627 -----------
INCOME BEFORE INCOME TAXES	13,530	21,086	27,717	68,896
Income taxes	5,174 -----------	6,147 -----------	10,873 -----------	25,474 -----------
Income from continuing operation	8,356 -----------	14,939 -----------	16,844 -----------	43,422 -----------
Discontinued operations:
Current year (loss), net of tax benefit	0	0	0	(509)
Gain on disposal, net of tax	0 -----------	0 -----------	0 -----------	14,875 -----------
NET INCOME	$8,356 =======	$14,939 =======	$16,844 =======	$57,788 =======
Average number of shares outstanding - basic	27,381	27,976	27,366	28,171
Average number of shares outstanding - diluted	27,381	28,110	27,366	28,325

EARNINGS PER SHARE DATA - BASIC:
Income from continuing operations	$0.31	$0.53	$0.62	$1.54
Discontinued operations, current year (loss)	$0.00	$0.00	$0.00	($0.02)
Gain on disposal	$0.00	$0.00	$0.00	$0.53
Net income	$0.31	$0.53	$0.62	$2.05

EARNINGS PER SHARE DATA - DILUTED:
Income from continuing operations	$0.31	$0.53	$0.62	$1.53
Discontinued operations, current year (loss)	$0.00	$0.00	$0.00	($0.02)
Gain on disposal	$0.00	$0.00	$0.00	$0.52
Net income	$0.31	$0.53	$0.62	$2.03

Dividends paid per share	$0.23	$0.22	$0.69	$0.66

See note to financial statements.

THE STANDARD REGISTER COMPANY
BALANCE SHEET
(Dollars in thousands)

	Oct. 1,	Jan. 2,
A S S E T S	2000 ------------	2000 ------------
CURRENT ASSETS
Cash and cash equivalents	$60,721	$56,957
Short-term investments	295	380
Accounts receivable	239,158	265,482
Allowance for losses	(11,362)	(3,477)
Inventories
Finished products	120,170	101,717
Jobs in process	16,694	18,321
Materials and supplies	9,121	11,716
Prepaid income taxes	4,389	1,448
Deferred income taxes	13,720	13,720
Prepaid expense	10,861 ------------	11,316 ------------
Total current assets	463,767 ------------	477,580 ------------
PLANT AND EQUIPMENT
Buildings and improvements	100,100	89,528
Machinery and equipment	354,463	242,641
Office equipment	137,203 ------------	100,614 ------------
Total	591,766	432,783
Less accumulated depreciation	318,401 ------------	161,849 ------------
Depreciated cost	273,365	270,934
Construction in process	60,336	46,966
Land	8,359 ------------	10,243 ------------
Total plant and equipment	342,060 ------------	328,143 ------------
OTHER ASSETS
Goodwill	49,131	52,140
Prepaid pension expense	97,474	88,111
Other	17,394 ------------	15,665 ------------
Total other assets	163,999 ------------	155,916 ------------
Total assets	$969,826 ========	$961,639 ========

See note to financial statements.

THE STANDARD REGISTER COMPANY
BALANCE SHEET
(Dollars in thousands)

	Oct. 1,	Jan. 2
LIABILITIES AND SHAREHOLDERS' EQUITY	2000 ------------	2000 ------------
CURRENT LIABILITIES
Current portion of long-term debt	$ 590	$ -
Accounts payable	26,209	38,356
Dividends payable	-	6,302
Accrued compensation	44,538	38,672
Accrued other expense	13,059	11,450
Accrued taxes, except income	5,381	7,452
Customer deposits	263	263
Deferred service contract income	8,436	7,892
Accrued restructuring	16,475 ------------	3,550 ------------
Total current liabilities	114,951 ------------	113,937 ------------
LONG-TERM LIABILITIES
Long-term debt	202,930	203,520
Deferred compensation	10,472	7,709
Retiree healthcare	54,164	54,164
Deferred income taxes	40,578 ------------	40,578 ------------
Total long-term liabilities	308,144 ------------	305,971 ------------
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,515,976 shares issued	24,516
24,467,544 shares issued		24,468
Class A stock, $1.00 par value
4,725,00 shares issued	4,725	4,725
Capital in excess of par value	35,987	35,669
Accumulated other comprehensive losses	(417)	(417)
Retained earnings	530,110	525,835
Treasury stock
1,748,082 shares	(45,364)
1,793,395 shares		(46,540)
Common stock held in grantor trust
103,519 shares at cost	(2,826)
59,697 shares at cost	------------	(2,009) ------------
Total shareholders' equity	546,731 ------------	541,731 ------------
Total liabilities and shareholders' equity	$969,826 ==========	$961,639 ==========

See note to financial statements.

THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Nine Months
	39 Weeks Ended
	Oct. 1,	Oct. 3,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,844 ---------------	$57,788 ---------------
Add items not affecting cash:
Depreciation and amortization	42,654	40,091
Gain on sale of plant assets	(1,679)	(23,252)
Net change to investments	85	6,050
Net change to deferred income taxes	-	(9,413)
Net change to deferred compensation	1,946	3,190

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	34,209	13,387
Deferred accounts receivable	-	631
Inventories	(14,231)	(829)
Other assets	(1,297)	(4,552)
Prepaid pension	(9,363)	(7,410)
Accounts payable and accrued expenses	(6,743)	(6,119)
Accrued restructuring expenses	12,925	(2,885)
Income taxes payable	(2,941)	14,240
Customer deposits	-	(2,875)
Deferred service income	544 ---------------	438 ---------------
Net adjustments	56,109 ---------------	20,692 ---------------
Net cash provided by operating activities	72,953 ---------------	78,480 ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	4,435	98,149
Additions to plant and equipment	(56,295)	(50,072)
Acquisition	-	(10,414)
Investment in F3/Keyfile Corporation	- ---------------	(57) ---------------
Net cash (used in) provided by investing activities	(51,860) ---------------	37,606 ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	-	(30,525)
Proceeds from issuance of common stock	366	1,565
Redemption of common stock	1,176	(15,132)
Dividends paid	(18,871) ---------------	(18,617) ---------------
Net cash used in financing activities	(17,329) ---------------	(62,709) ---------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS	3,764	53,377
Cash and cash equivalents, beginning	56,957 ---------------	9,792 ---------------
CASH AND CASH EQUIVALENTS, ENDING See note to financial statements.	$60,721 =========	$63,169 =========

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

d) NOTE TO FINANCIAL STATEMENTS

New Accounting Standards

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB No. 101, as amended, will become effective for the Company in the fourth quarter of fiscal year 2000. The Company is reviewing the impact of SAB No. 101 and does not believe that its adoption will have a material effect on its financial statements.

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedging criteria are met. SFAS No. 133, as amended, will become effective for the Company beginning in the first quarter of fiscal year 2001. Due to the Company's limited use of derivatives, the impact is not expected to be material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

Subsequent Significant Events

On October 6, 2000, the Company announced the closing of its Dayton, Ohio business forms printing plant as part of a broad effort to align production with shifting demand for traditional forms products. One-time cash closing costs are estimated at $4 million; savings are expected to be $3.7 million annually. An additional non-cash charge of $3 million for capital assets and inventory writedowns is also anticipated. These restructuring charges will be recorded in the fourth quarter 2000 results.

Results of Operations

Net income for the third quarter ended October 1, 2000 was $8.4 million or $.31 per diluted share, compared to net income of $14.9 million and $.53 per diluted share for the third quarter 1999.

Net income through nine months ended October 1, 2000 was $16.8 million or $.62 per diluted share, compared to net income of $57.8 million and $2.03 per diluted share for the same period in 1999.

Excluding the restructuring charge taken in the first quarter of this year, net income from continuing operations for the nine months ended October 1, 2000 was $27.3 million, or $1.00 per diluted share. This result is compared to $43.4 million, or $1.53 per diluted share for the same period last year, which excludes the discontinued Communicolor operations.

THE STANDARD REGISTER COMPANY FORM 10-Q For the Quarter Ended October 1, 2000
$ Millions - Net Income	Third Quarter --------------------------------			Nine months Y-T-D -----------------------------------
	2000	1999	Chg.	2000	1999	Chg.
Continuing Operations
Before Restructuring	$ 8.4	$14.9	<$6.5>	$27.3	$43.4	<$16.1>
Restructuring (net of tax)				<10.5>		< 10.5>
Continuing Operations	$ 8.4	$14.9	<$6.5>	$16.8	$43.4	<$26.6>
Discontinued Operations
(Communicolor)					14.4	< 14.4>
Total Reported	$ 8.4	$14.9	<$6.5>	$16.8	$57.8	<$41.0>

The primary factor responsible for the $6.5 million reduction in net income from continuing operations for the quarter was lower revenue in traditional business forms and related services. The effect of the lower revenue was mitigated by growth in nontraditional product categories, such as Imaging Services, lower LIFO charges than in the third quarter 1999, and lower selling, administrative and R&D expense as outlined later.

Revenue from continuing operations for the third quarter was $303.9 million, 6.8% below the $325.9 million reported for the third quarter 1999. Revenue by product is summarized below with a comparison to the prior year.

$ Millions
	Third Quarter ---------------------------------			Nine Months Y-T-D -----------------------------------
	2000 ---------	1999 ---------	% Chg. ---------	2000 ---------	1999 ---------	% Chg. ---------
Traditional business
forms & services	$148.8	$172.8	<14%>	$464.5	$523.2	<11%>
Stanfast	45.9	48.0	< 4%>	142.6	144.6	< 1%>
Labels	42.3	42.8	< 1%>	132.7	128.2	4%
Equipment and supplies	29.2	31.3	< 7%>	87.7	103.7	<15%>
Imaging services	28.3	24.0	18%	85.4	71.2	20%
Commercial printing	8.6	6.6	30%	24.2	16.3	48%
Interest income & other	0.8 ---------	0.4 ---------	---------	2.1 ---------	1.3 ---------	---------
Total company	303.9	$325.9	< 7%>	$939.2	$988.5	<5%>

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

Sales of traditional business forms and related services, representing about 50% of total revenue, were down 14% and 11% for the quarter and year-to-date periods, respectively. The factors that underlie the decline of traditional forms include the residual effect of sales attrition related to the Uarco acquisition, the impact of technology on selected product segments, and a reduction in volume from Novation as outlined in the third quarter 1999 report.

Non-traditional printed products and services, which now account for approximately 41% of Standard Register revenue, include [Stanfast] print on demand, pressure sensitive labels, [Imaging Services] print outsourcing and fulfillment, and commercial printing. Revenue from these non-traditional print product categories, taken as a whole, was up 4% and 7% for the quarter and year-to-date, respectively. Sales of equipment and supplies were lower in both the quarter and year-to-date periods, reflecting a shifting product mix with longer sales cycles and a prior year aided by Y2K related sales.

The reported gross margin from continuing operations increased from 38.1% of revenue in the third quarter 1999 to 38.9% in the current quarter. The increase in gross margin percentage is primarily attributed to a lower LIFO charge and the effects of plant closings initiated in the first quarter of the year. These favorable factors more than offset the unfavorable margin effect of lower revenue.

Management expects paper costs to rise modestly during the fourth quarter of 2000 based on announced increases. Historically, the Company has been able to recover most, if not all, of increases in paper costs and expects to continue to do so over the foreseeable future. An increase in paper prices would likely produce a modest fourth quarter LIFO charge.

Total selling, administrative, and R&D expenses were $.7 million higher than the third quarter of 1999. Two expense items were noteworthy in the quarterly comparison: a $1.8 million increase in spending on the new Smartworks.com venture and $1.3 million in consulting expense related to the strategy work that is underway. Excluding these two items, total expense was down $2.4 million, reflecting cost containment initiatives and lower revenue.

During the quarter, the Company decided to cease work on emPOWER, an enterprise wide application software initiative, The Company has successfully deployed human resources and financial modules and has significantly upgraded its technical infrastructure. Work on accounts receivable and data warehouse applications currently underway will be completed. The Company will tailor any future system investments to specific operating unit needs justified by future business plans. To date, approximately $24 million has been spent on the initiative and the remaining expenditures will bring the total to significantly less than the preliminary $52 million budget.

A strategic planning process is underway consisting of an extensive effort involving five teams that are analyzing the Company's markets, competitors, and strengths in the new economy era. The Company's board is involved in the process and is scheduled to conclude its review of management's recommendations in January 2001. Management expects to communicate an approved plan to employees, shareholders, customers and suppliers early in 2001. This process is expected to result in two separate nonrecurring charges to income which may be material, but which cannot be estimated at this time. The first charge will occur in the fourth quarter 2000 as a result of an extensive review currently underway of goodwill and other asset accounts. The second will be a restructuring charge in the first quarter of 2001 related to the implementation of the new business strategy.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

Outlook

The Company anticipated its second-half 2000 operating earnings performance before restructuring and other non-operating charges to be similar to the first half of the year and below the prior year result. That continues to be the expectation as we enter the fourth quarter.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $8 million during the quarter to $61 million. Long-term debt remained at $203 million. Netting the $61 million of cash against total long-term debt of $203 million produces a "net debt" to "total net capital" ratio of 20.6%.

Capital expenditures were $ 13.0 million for the quarter. The current outlook for the year calls for capital spending in the $70 million to $75 million range.

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

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a)	Exhibits pursuant to Item 601 of Regulation S-K
	Exhibit 27	Financial Data Schedule (filed only electronically with the SEC)
b)	Reports on Form 8K
Form 8K was not filed within the reporting period.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 13, 2000

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President-Administration, Treasurer
and Chief Financial Officer (Chief Accounting Officer and Duly Authorized Officer of the Registrant)