Form 10-K
period 2000-12-31
STANDARD REGISTER CO
filed 2001-03-16
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 7, 2001 was approximately $171,652,055, based on a closing sales price of $17.56 per share on March 7, 2001.

At March 7, 2001, the number of shares outstanding of the issuer's classes of common stock are as follows:

Common stock, $1.00 par value	22,851,317 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 18, 2001.

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

During the first fiscal month of 1998, the Company acquired Uarco, Incorporated, a competitor approximately half the size of Standard Register. The Company paid $245 million in cash and financed the purchase by borrowing $230 million under a bank revolving credit agreement. $60 million of goodwill was created.

On April 1, 1999, the Company sold its promotional direct mail printing operation, Communicolor, to R. R. Donnelley & Sons Company for $98 million, recording an after-tax gain of $16 million. This gain, net of operating losses incurred by this division prior to the sale, increased the Company's net income in 1999 by $15 million or $0.54 per diluted share.

In July, 2000, the Company undertook an analysis of its asset utilization as a preliminary step to the development of a new strategic plan. As a result of the analysis, long-term asset impairments of $74 million (rounded) and current asset write-offs of $8 million were recorded in the fourth quarter 2000. Assets judged to be impaired included $48 million of goodwill related to the 1998 Uarco acquisition, $17 million of idled production equipment, $6 million of software no longer utilized, and a $2 million write-down in the value of an investment in which the Company holds an approximate 10% interest. These write-offs of long-term and short-term assets reduced the year 2000 pretax income by $82 million or $1.82 per diluted share after tax.

In order to reduce excess capacity and fixed operating costs, the Company closed several manufacturing facilities during 2000, including its Dayton, Ohio equipment plant and printing plants in Toccoa, Georgia; Corning, Iowa; and Dayton, Ohio. The Company also offered an early retirement plan to select employees in its Dayton, Ohio headquarters. These actions produced pretax restructuring charges totaling $25 million, equivalent to $0.57 per diluted share. The Company expects annual savings from these actions to recover the cash component of these charges within 12-15 months.

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

SMARTWORKS - The Company provides the leading e-business platform for e-procurement and enterprise print management. Operating as an Application Service Provider (ASP) of SMARTworks(R), SMARTworks.com enables users to quickly order and manage print and other indirect products from their selected providers: commercial print, office supplies, business forms and labels, MRO supplies, computer supplies, manuals, ad specialties, facilities management and more.

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

PRINT ON DEMAND - Stanfast(R) was established in 1983 based on the concept of providing short-run documents to the Company's forms management accounts. The trend towards outsourcing is driving rapid growth in the print on demand market and Stanfast's nationwide network of distributive print centers allows the Company to provide value and service to our customers. The Company now has 28 Stanfast print centers across the nation specializing in just-in-time production of business documents using traditional offset printing and newer digital print and image technology.

DOCUMENT AND PLASTIC CARD FULFILLMENT SERVICES - The Company's Imaging Services GroupSM provides customers with complete fulfillment services, including programming, design, printing, imaging, and distribution of these types of documents. In addition, the Imaging Services Group takes advantage of the trend to outsource plastic card services by offering packages for ATMs, prepaid phone cards, membership cards, smart cards, and numerous other card programs.

The Company's products and services are marketed by direct selling and service organizations operating from offices located in principal cities throughout the United States. Documents are printed at 49 geographically disbursed locations in the U.S. Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery. The management of document inventories to provide just-in-time delivery is a major element of customer service.

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

During 2000, the Company had engineering and research expense, relating to continuing operations, of $10.3 million compared to $8.9 and $9.0 million for 1999 and 1998, respectively. These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored and involve 83 professional employees.

Expenditures for property, plant and equipment totaled $65.8 million in 2000, compared to $67.6 million and $65.7 million in 1999 and 1998, respectively.

No significant changes occurred in the types of products, manufacture, or method of distribution during the past fiscal year nor does the Company intend to change its method of doing business in the near future. However, the Company has initiated a restructuring and reorganization plan, as defined on page 14 of this filing, that will change the Company from a single functional organizational structure to four strategic business units. Other items of information which may be pertinent to an understanding of the Company and its business are as follows:

1.) The Company has several patents which provide a competitive advantage or which generate license income. None of these, individually, have a material effect upon the business.

2.) No material portion of the Company's business could be considered seasonal.

3.) The Company believes its working capital is sufficient for its current operations. The current ratio is 4.3 to 1 at December 31, 2000 as compared to 4.2 to 1 at January 2, 2000 and 3.6 to 1 at January 3, 1999. Total debt, including long-term and current maturities, was 29.2% of total capital at year-end 2000, compared to 27.3% and 31.0% for years-end 1999 and 1998, respectively.

4.) The business of the Company taken as a whole is not dependent upon any single customer or a few customers. No single customer accounts for 10% or more of total revenue.

5.) The Company's backlog of custom printing orders at February 28, 2001 was $54.6 million compared to $67.7 million and $81.4 million at February 29, 2000 and February 28, 1999, respectively. All orders are expected to be filled within the ensuing fiscal year.

6.) The Company has no significant exposure with regard to the renegotiation or termination of government contracts.

7.) Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

8.) At February 28, 2001, the Company had 7,717 employees compared to 8,134 and 8,682 at February 29, 2000 and February 28, 1999, respectively.

9.) Substantially all of the Company's products and services facilitate the recording, storage and communication of business transactions and information.

10.) No material portion of the Company's sales or net income is derived from sales to foreign customers. The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services. Royalties from these foreign associates are approximately .02% of total revenue.

Item 2 - PROPERTIES

The Company operates major production facilities located in the following cities:

- Boothwyn, Pennsylvania

- Charlotte, North Carolina

- Cincinnati, Ohio

- Fayetteville, Arkansas

- Kirksville, Missouri

- Middlebury, Vermont

- Murfreesboro, Tennessee

- Phoenix, Arizona

- Porterville, California

- Radcliff, Kentucky

- Rochester, New York

- Rocky Mount, Virginia

- Sacramento, California

- Salisbury, Maryland

- Shelbyville, Indiana

- Spring Grove, Illinois

- Tampa, Florida

- Terre Haute, Indiana

- Tolland, Connecticut

- Watseka, Illinois

- York, Pennsylvania

Of these facilities, Phoenix, Arizona, Rochester, New York, Sacramento, California, Tampa, Florida, and Tolland, Connecticut are leased.

In addition, the Company operates 28 smaller Stanfast Print Centers. In most cases these facilities are located in major metropolitan locations in the U.S. and are leased.

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

Pursuant to the restructuring plans disclosed on page 14 of this filing, the Boothwyn, Pennsylvania and Rocky Mount, Virginia facilities have been designated for closure during 2001.

Item 3 - LEGAL PROCEEDINGS

(a.) No material claims or litigation are pending against the Company.

(b.) The Company has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations. None of these matters have reached the stage where a significant liability has been assessed against the Company. The Company has evaluated each of these matters and believes that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures. This assessment is notwithstanding the ability of the Company to recover on existing insurance policies or from other parties which the Company believes would be held as joint and several obligors under any such liabilities. However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions. However, management does not now believe that there is a likelihood of a material adverse effect on the financial condition of the Company in these circumstances.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Registrant

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	51	Corporate Vice President, Business Development. Ms. Beladi has served in this position since January, 2000. Previously she held positions as Associate Vice President, Corporate Planning & Development and Director of Business Planning. Prior to joining Standard Register in January 1996, she was Associate Vice President, Strategy and Planning, Computer Systems Group at NCR Corporation from 1995 to 1996. From 1994 to 1995, she was Associate Vice President, Industry Marketing Strategy at NCR Corporation.	2000
Craig J. Brown	51	Senior Vice President, Administration, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
H. Franklin Coffman	62	Corporate Vice President, Corporate Marketing and Communications. Mr. Coffman has served in this position since March 1995. Previously he held positions as Assistant Vice President, Customer Service and Communications from January 1995 to March 1995, Director, Field Automation and Customer Support from October 1993 to January 1995, and National Sales Manager from January 1992 to October 1993.	1995
Robert J. Crescenzi	50	Mr. Crescenzi joined the Company in January 2001 as Vice President - Six Sigma. Prior to joining the Company, he was Vice President of Customer Satisfaction and Quality at Compaq Corp. from 1997 through 2000. From 1985 to 1997, he was Director of Corporate Quality at Norand Corp.	2001
Peter A. Dorsman	45	Appointed Executive Vice President and Chief Operating Officer in February 2000. He served as Senior Vice President and General Manager, Document Management and Systems Division January 1998 to January 2000. He was Senior Vice President and General Manager, Equipment Division from January 1996 to January 1998. Prior to joining Standard Register in January 1996, he held a number of senior marketing, strategic planning, and sales management positions with NCR Corporation.	1996
Paul H. Granzow	73	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984

Name	Age	Office and Experience	Officer Since
Michael T. Jacoutot	41	Mr. Jacoutot assumed the position of Corporate Vice President - Sales in March of 2000. He previously served as Marketing Vice President from February 2000 through March 2000. He was also Area Vice President - National Accounts from February 1999 through January 2000. From March of 1997 through February 1999 he was General Sales Manager - National Accounts. From January 1996 through March 1997 he was Director of Marketing, Document Management Division.	2000
Kathryn A. Lamme	54	Corporate Vice President, Secretary and Deputy General Counsel. Ms. Lamme has served in this position since joining Standard Register in March 1998. Previously she was a partner with the law firm of Turner, Granzow & Hollenkamp.	1998
J. Doug Patterson	46	Corporate Vice President, Chief Information Officer. Prior to joining Standard Register in January 1998, Mr. Patterson served as Vice President, Information Systems for Uarco Incorporated since November 1993.	1998
Dennis L. Rediker	57	Mr. Rediker assumed the position of Chief Executive Officer in June 2000. In 1993 he joined English China Clays plc as President, American Pacific Division. He was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys' in 1999 and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000
Harry A. Seifert, Jr.	63	Appointed Senior Vice President for Manufacturing and International Operations in February 2000. He served as Corporate Vice President and General Manager, Rotary Group from March 1998 to January 2000. Previously he had been Vice President, Manufacturing - Document Management Division from January 1997 to March 1998 and Vice President, Forms Manufacturing - Document Management Division from August 1992 to January 1997.	1987
Edward R. Wohlwender	41	Joined Company as Senior Vice President, Supply Chain Services in July 1999. Prior to his association with Standard Register, Mr. Wohlwender was Senior Manager for Ernst & Young LLP since June 1997. From 1990 to 1997, Mr. Wohlwender held the position of Director, Logistics for Hillshire Farms & Kahns, Division of Sara Lee.	1999

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

2000
	Cash
Quarter ---------------	Dividend --------------	High ---------------	Low ---------------	Last -------------

1st	$0.23	$18.75	$12.06	$12.87
2nd	$0.23	$15.50	$12.56	$14.25
3rd	$0.23	$16.00	$12.38	$16.00
4th	$0.23	$15.50	$11.94	$14.25

1999
	Cash
Quarter -------------	Dividend --------------	High --------------	Low --------------	Last --------------

1st	$0.22	$33.25	$27.38	$28.81
2nd	$0.22	$32.13	$28.50	$30.44
3rd	$0.22	$30.88	$22.69	$23.00
4th	$0.22	$23.63	$19.00	$19.38

(b.) The number of shareholders of record of the Company's common stock as of March 7, 2001 was 3,139, excluding individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

(c.) Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company. No events have occurred which would indicate a curtailment of the payment of dividends.

Item 6 - SELECTED FINANCIAL DATA

Selected Income Statement Data ---------------------------------------	2000 ------------	1999 ------------	1998 -----------	1997 -----------	1996 -----------
Thousands except for per share data -----------------------------------------------

Revenue	$1,265,838	$1,326,681	$1,299,615	$867,842	$841,816

Net income (loss) from
Continuing operations	(29,175)	55,740	57,013	63,723	59,002

Earnings per share:

Basic	(1.06)	1.99	2.01	2.24	2.06

Diluted	(1.06)	1.98	1.99	2.22	2.05

Selected Balance Sheet Data -----------------------------------------
Total assets	$902,606	$961,639	$985,077	$647,018	$588,113

Long-term debt	203,520	203,520	234,075	4,600	4,600

Other -----------------------------------------
Cash dividends paid per share	0.92	0.88	0.84	0.80	0.76

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ITEMS

During the first fiscal month of 1998, the Company acquired Uarco, Incorporated, a competitor approximately half the size of Standard Register. The Company paid $245 million in cash and financed the purchase by borrowing $230 million under a bank revolving credit agreement. $60 million of goodwill was created.

On April 1, 1999, the Company sold its promotional direct mail printing operation, Communicolor, to R. R. Donnelley & Sons Company for $98 million, recording an after-tax gain of $16 million. This gain, net of operating losses incurred by this division prior to the sale, increased the Company's net income in 1999 by $15 million or $0.54 per diluted share.

In July, 2000, the Company undertook an analysis of its asset utilization as a preliminary step to the development of a new strategic plan. As a result of the analysis, long-term asset impairments of $74 million (rounded) and current asset write-offs of $8 million were recorded in the fourth quarter 2000. Assets judged to be impaired included $48 million of goodwill related to the 1998 Uarco acquisition, $17 million of idled production equipment, $6 million of software no longer utilized, and a $2 million write-down in the value of an investment in which the Company holds an approximate 10% interest. These write-offs of long-term and short-term assets reduced the year 2000 pretax income by $82 million or $1.82 per diluted share after tax.

In order to reduce excess capacity and fixed operating costs, the Company closed several manufacturing facilities during 2000, including its Dayton, Ohio equipment plant and printing plants in Toccoa, Georgia; Corning, Iowa; and Dayton, Ohio. The Company also offered an early retirement plan to select employees in its Dayton, Ohio headquarters. These actions produced pretax restructuring charges totaling $25 million, equivalent to $0.57 per diluted share. The Company expects annual savings from these actions to recover the cash component of these charges within 12-15 months.

RESULTS OF OPERATIONS:

2000 Compared to 1999

Three of the above significant items had material effects on the comparison of the Company's performance in years 2000 and 1999: the 1999 gain on the sale of Communicolor, the year-end 2000 asset write-offs and the year 2000 restructuring charges. Excluding the effects of these special items, Net Income in 2000 was $36 million or $1.33 per diluted share, compared to $56 million or $1.98 per diluted share in 1999.

The table below and the commentary that follows it present a summary level comparative analysis of the major factors responsible for this decrease in Net Income, as adjusted for the special items. Dollar amounts are in rounded millions, except per share amounts.

	2000 --------	% Revenue -------------	1999 ---------	% Revenue ---------------	$ Change ------------

OPERATING RESULTS
Revenue	$1,266		$1,327		$-61
Gross Margin	487	38.5%	508	38.3%	-21
S,G&A Expenses	360		353		7
EBITDA	127	10.0%	155	11.6%	-28

Depreciation & Amortization	55		51		4
Interest Expense	13		14		-1
Pretax Income	59	4.7%	90	6.7%	-31

Income Tax	23		34		-11
% Effective Rate	38.7%		37.7%
Net Income	$36		$56		$-20
Earnings Per Diluted Share	$1.33		$1.98		$-0.65

NON-RECURRING ITEMS
Discontinued Operations Including Gain on Sale	-		25		-25
Restructuring Charges	-25		-		-25
Asset Impairments	-74		-		-74
Other Special Charges	-8		-		-8
Total Pretax Non-Recurring Items	-107		25		-132
Net Income (Loss) Effect of Non-Recurring Items	-66		15		-81
Earnings (Loss) Per Diluted Share	$-2.39		$0.54		$-2.93

TOTAL REPORTED NET INCOME (LOSS)	$-29		$71		$-100
Earnings (Loss) Per Diluted Share	$-1.06		$2.52		-3.58

Revenue declined by $61 million or 5%. Business forms and related services were down 10%, reflecting lower demand for traditional paper forms due to inroads made by competing electronic technologies. Also contributing to the decline in traditional forms was the loss of approximately $20 million in annual business from some member hospitals of the Novation group purchasing organization. Sales of equipment and related supplies and services declined 11% in the year, attributed in part to a relatively high level of replacement installations in 1999 related to customers' Y2K concerns. Revenue from all other products and services increased 5%, led by Imaging Services which was up 16%.

The gross margin was $21 million lower as a result of the decline in revenue. Despite lower production volumes, the percentage gross margins improved slightly from 38.3% of revenue in 1999 to 38.5% in 2000 as a result of the plant closings early in the year that reduced fixed costs. The gross margin was reduced modestly in both years for LIFO inventory adjustments related to the rising cost of paper.

The rise in paper prices during 2000 proceeded somewhat uncertainly, increasing by $60.00 per ton in April, rolling back $40.00 per ton in July, and then moving back to the April level in September. Paper mills generally operated above 90% utilization by taking downtime and closing less efficient plants. A $60.00 per ton increase for forms bond attempted early in 2001 was not supported and was pulled back because of overall excess supply and weak demand. The Company has been generally successful in recovering any paper cost increases within a short period of time by raising the prices of its business forms.

Selling, General & Administrative Expenses increased by $7 million or 2% over 1999. Figures shown below are in rounded millions.

	2000 ---------	1999 ----------	Change ---------

S,G&A EXPENSES
Y2K	0	5	-5
EmPower Software Initiative	11	3	8
SMARTworks	9	4	5
Strategy Consulting	3	0	3
All Other Expense	337	341	-4
Total	360	353	7

The EmPower software initiative undertaken in October 1999 to install a Company-wide software system was stopped in the second half of 2000 when the on-going strategy work pointed toward separate strategic business units that could not be individually well served by a single application software package. The Company did successfully complete a data warehouse and several standard corporate installations, including payroll, human resources, general ledger and other financial applications. Future IT spending on mission critical operating systems will be cost justified by and tailored to the unique requirements of each strategic business unit.

SMARTworks is the Company's business to business e-commerce initiative built initially around managing Standard Register's customers' documents and office supplies. In order to exploit this application's technical leadership position, the Company opted in July 2000 to establish SMARTworks.com, Inc. as a wholly owned subsidiary and an independent business unit with a broader e-commerce target customer base and mission. Spending on software development increased significantly following the launch; spending in 2001 is expected to more than double that for 2000, primarily supporting application software and sales channel development.

Depreciation increased $4 million to $51 million as a result of capital spending in recent years averaging approximately $65 million. Goodwill amortization was unchanged at $4 million. Interest expense was slightly lower as a result of the 1999 repayment of $31 million of debt. Interest rates were fixed in both years at approximately 6.1% as a result of an interest rate swap.

Pretax operating income was down $31 million or one-third from the 1999 level. This decrease was largely due to the effects of lower revenue, mitigated by plant cost reductions. The overall effective tax rate increased by 1.1 percentage points to 38.7%. This rise related to the below normal tax rate in 1999 as a result of a capital gain realized upon the sale of Communicolor; this capital gain permitted the Company to deduct offsetting capital losses incurred but not deductible in previous years.

RESULTS OF OPERATIONS:

1999 Compared to 1998

Net Income was $71 million or $2.52 per diluted share in 1999, compared to $60 million or $2.08 per diluted share in 1998. As mentioned at the outset, the Company sold its direct mail division, Communicolor, at a profit in 1999. Excluding Communicolor operating results in both years and the gain on the 1999 sale, Net Income on Continuing Operations was $56 million in 1999 vs. $57 million in 1998; earnings per diluted share were comparatively lower- $1.98 vs. $1.99.

The Company acquired Uarco during the first month of 1998 and established a restructuring liability as part of the initial valuation to cover anticipated integration costs. The business plan was to achieve cost reductions from the consolidation of the two companies and to gradually improve margins in unprofitable acquired accounts. Three major and seven smaller printing plants were closed, with most productive capacity relocated to nearby facilities. The distribution network, including field sales operations and warehousing for the two companies was consolidated. The Company achieved the targeted annual cost reductions, mostly in the second half of 1998, but was ultimately not as successful in improving unprofitable accounts.

A summary level comparison of the two years' operating results appears below; dollar amounts are in rounded millions, except per share amounts.

	1999 --------	% Revenue -------------	1998 --------	% Revenue -------------	$ Change ------------

CONTINUING OPERATIONS
Revenue	$1,327		$1,300		$27
Gross Margin	508	38.3%	496	38.2%	12
S,G&A Expenses	353		341		12
EBITDA	155	11.6%	155	11.9%	0

Depreciation & Amortization	51		45		6
Interest Expense	14		14		0
Pretax Income	90	6.7%	96	7.4%	-6

Income Tax	34		39		-5
% Effective Rate	37.7%		40.4%
Net Income	$56		$57		$-1
Earnings Per Diluted Share	$1.98		$1.99		$0

DISCONTINUED COMMUNICOLOR OPERATIONS
Pretax Income Including Gain on Sale	25		4		21
Net Income	15		3		13
Earnings Per Diluted Share	$0.54		$0.09		$0.45

TOTAL REPORTED NET INCOME	$71		$ 60		$ 11
Earnings Per Diluted Share	$2.52		$ 2.08		$0.44

Revenue on Continuing Operations rose $27 million or 2%. Traditional business forms sales were off 4%, but all other product categories were up 10% overall, led by strong growth in labels. Sales results for 1999 were undermined somewhat by abnormally high sales turnover attributed to the prior year consolidation of the Standard Register and Uarco sales forces.

The gross margin rose $12 million and the percentage margin improved slightly from 38.2% to 38.3%. LIFO inventory adjustments were favorable in 1998 as paper prices fell, but turned unfavorable in 1999 as paper prices rebounded. Excluding LIFO adjustments in both years, the percentage gross margin improved from 37.9% in 1998 to 38.6% in 1999. This improvement occurred broadly across most product categories as a result of cost reductions from second half 1998 plant consolidations that followed the January 1998 acquisition of Uarco.

S,G&A Expenses were up $12 million during the year. The majority of that increase can be traced to first year expenditures for the Company's EmPower software initiative, higher spending on the SMARTworks e-commerce offering, and working capital charges related to high turnover in the newly consolidated and reorganized sales force.

Depreciation increased $6 million, reflecting higher capital expenditures. Interest expense was essentially unchanged and the tax rate was lower by 2.7 percentage points, mostly as a result of the capital gain on the sale of Communicolor discussed earlier.

ENVIRONMENTAL MATTERS

The Company has been named as one of a number of potentially responsible parties at several waste disposal sites, none of which has ever been Company owned. The Company's policy is to accrue for investigation and remediation at sites where costs are probable and estimable. At this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on the operating results or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At year-end 2000, the Company had a net debt position of $147 million - $204 million of total debt less $57 million of cash. With Shareholders' Equity of $494 million, the Company's net debt to capital ratio was a very strong 23%.

At $57 million, the cash position was essentially unchanged from the prior year-end. The major elements of the year's cash flow appear below:

2000 -----------------------------------------------------------------

CASH FLOW
Operations	100
Restructuring	-11 --------
Subtotal	89
Capital Expenditures	-66
Dividends	-25
All Other	2 --------
Net Cash Flow	0 =====

New capital spending and annual depreciation in 2000 were $66 million and $51 million, respectively. The Company's forecast of capital expenditures for 2001 is in the range of $50 million to $60 million; depreciation is estimated at $45 million.

In December, 1997, the Company entered into a five year, $300 million revolving credit agreement with nine banks. Current borrowings under the revolver are $200 million. The Company effectively fixed its interest rate at approximately 6.1% by entering into a $200 million interest rate swap agreement in 1998.

In January, 2001, the Company announced a new strategic plan, described briefly below as a subsequent event. The plan includes a restructuring action expected to produce a $109 million charge. As a result of the cash component of this charge, estimated at $53 million, the Company will likely be required to amend or refinance the current revolving credit agreement. Given the Company's current strong financial condition and the improvements expected as a result of the restructuring, the Company expects to be successful in this endeavor. The Company expects to pay a modestly higher rate of interest as a result of spreads over LIBOR that have widened since the current revolver was established.

The Company expects to meet its operating cash needs over the next year through a combination of internal cash flow, current cash reserves and available credit.

SUBSEQUENT EVENT

On January 25, 2001, the Company announced a new business strategy designed to recover the market value of the Company and establish a platform for long-term earnings growth and shareholder return. The plan has four components, including restructuring, reorganization, performance improvement and growth initiatives.

After an extensive analysis, the Company decided to jettison selected elements of its business that did not provide an adequate return or were not consistent with the Company's new strategic direction. These elements were estimated to represent $225 - $250 million of the Company's $1.266 billion in annual revenue. In conjunction with these actions, the Company also targeted $125 million in annual cost reductions resulting primarily from a reduction of 2,400 jobs and a 30% reduction in production capacity. A restructuring charge estimated at $109 million will be recorded in the first quarter 2001, including cash costs of $53 million, mostly for severance and other personnel related items, and $56 million of asset write-downs.

The Company will change from a single functional organizational structure to four strategic business units with distinct profiles and missions, including Document Management, Fulfillment Services, Labels and Label Systems, and SMARTworks.com. These organizational changes will take place during 2001 and the Company expects to report along these segments no later than first quarter 2002.

OTHER MATTERS

The Securities and Exchange Commission (SEC) issued Staff Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During fiscal year 2000, a comprehensive review of the Company's revenue recognition policies was performed and it was determined that the Company is in compliance with SAB 101.

This report includes forward-looking statements covered by the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These statements involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal 2001 and beyond to differ materially from those expressed in such forward-looking statements. Factors that could cause materially different results include demand and market acceptance, the frequency and magnitude of raw material price changes, the effect of economic conditions, competitive activities, and other risks described in the Company's filings with The Securities and Exchange Commission.

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

Based on the Company's fixed interest rate debt existing at December 31, 2000, a hypothetical 100 basis point decrease in prevailing interest rates would result in the Company's annualized interest expense being $2.046 million greater than would exist if all debt was subject to floating interest rates.

COMMODITY PRICES

Paper is the principal raw material in the production of business forms. Because the Company has historically been successful in adjusting its sales prices in response to changes in paper costs, management does not believe a 10% change in paper costs would have a material effect on the Company's financial statements.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements	Page

Independent Auditors' Report	19
Balance Sheet - December 31, 2000 and January 2, 2000	20 - 21
Statement of Income - Years ended December 31, 2000,
January 2, 2000 and January 3, 1999	22
Statement of Shareholders' Equity - Years ended
December 31, 2000, January 2, 2000 and January 3, 1999	23
Statement of Cash Flows - Years ended December 31, 2000,
January 2, 2000 and January 3, 1999	24 - 25
Notes to Consolidated Financial Statements	26 - 39

Index to Financial Statement Schedule, Years ended
December 31, 2000, January 2, 2000 and January 3, 1999

II. Valuation and Qualifying Accounts	40

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the financial statements or notes thereto.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of shareholders.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 and 2.		Financial statements and financial statement schedule
The financial statements and financial statement schedule are listed in the accompanying Index to Financial Statements on page 15 and are incorporated herein by reference.
	3.	Exhibits
The exhibits as listed on the accompanying index to exhibits on page 18 are filed as part of this Form 10-K. Included in this filing is the Employment Agreement between the Company and Dennis L. Rediker, President, Chief Executive Officer and Director (see exhibit 10.12).
(b)	Reports on Form 8-K
The Company filed no current reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

THE STANDARD REGISTER COMPANY

By: /S/ D. L. Rediker D. L. Rediker, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 16, 2001:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President - Administration, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 16, 2001 as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
G. G. Keeping	J.Q. Sherman, II
D. L. Rediker

/S/ P. H. Granzow P. H. Granzow

INDEX TO EXHIBITS

3.	Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-8687.

3.1	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company. Incorporated by reference to Form 10-K for year ended December 31, 1995.

10.	Material contracts

10.3	The Standard Register Company Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

10.4	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan. Incorporated by reference to Form 10-K for year ended January 2, 1994.

10.6	The Standard Register Company Incentive Stock Option Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.8	The Standard Register Company Deferred Compensation Plan. Incorporated by reference to Registration Statement No. 333-43055.

10.9	The Standard Register Company Management Incentive Plan. Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.10	Stock Purchase Agreement dated November 26, 1997. Incorporated by reference to Form 8-K filed January 15, 1998.

10.11	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan. Incorporated by reference to Registration Statement No. 333-05321.

10.12.	Employment Agreement between The Standard Register Company and Dennis L. Rediker, President, Chief Executive Officer and Director.

13.	Financial Statements and Financial Statement Schedule.

23.	Consent of Independent Auditors.
24.	Power of Attorney of R. W. Begley, Jr., F. D. Clark III, G.G. Keeping, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.

EX-13

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying balance sheet of The Standard Register Company as of December 31, 2000 and January 2, 2000, and the related statements of income, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company as of December 31, 2000 and January 2, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ BATTELLE & BATTELLE LLP

BATTELLE & BATTELLE LLP Certified Public Accountants

Dayton, Ohio

January 25, 2001

THE STANDARD REGISTER COMPANY

CONSOLIDATED
(Dollars in thousands)

	December 31		January 2
A S S E T S	2000 --------------		2000 -------------
CURRENT ASSETS
Cash and cash equivalents	$56,381		$56,957
Trading securities	295		380
Accounts receivable, less allowance for doubtful
accounts of $6,238 and $3,477, respectively	246,932		262,005
Inventories	131,812		131,754
Prepaid income taxes	10,154		1,448
Deferred income taxes	21,773		13,720
Prepaid expense	16,906 ---------------		11,316 --------------
Total current assets	484,253 ---------------		477,580 --------------

PLANT AND EQUIPMENT
Buildings and improvements	93,168		104,969
Machinery and equipment	312,529		339,069
Office equipment	155,251 ---------------		124,948 --------------
Total	560,948		568,986
Less accumulated depreciation	284,301 ---------------		298,052 --------------
Depreciated cost	276,647		270,934
Plant and equipment under construction	25,432		46,966
Land	8,139 ---------------		10,243 --------------
Total plant and equipment	310,218 ---------------		328,143 --------------

OTHER ASSETS
Goodwill, less accumulated amortization
of $60,164 and $8,024, respectively	-		52,140
Prepaid pension expense	94,276		88,111
Other	13,859 ---------------		15,665 --------------
Total other assets	108,135 ---------------		155,916 --------------

Total assets	$902,606 ========	$	$ 961,639 ========

-20-

	December 31	January 2
LIABILITIES AND SHAREHOLDERS' EQUITY	2000 --------------	2000 --------------
CURRENT LIABILITIES
Current portion of long-term debt	$590	$-
Accounts payable	37,821	38,356
Dividends payable	-	6,302
Accrued compensation	34,182	38,672
Customer deposits	259	263
Deferred service contract income	6,910	7,892
Accrued restructuring	8,583	3,550
Other current liabilities	25,237 --------------	18,902 --------------
Total current liabilities	113,582 --------------	113,937 --------------
LONG-TERM LIABILITIES
Long-term debt	202,930	203,520
Retiree health care obligation	52,798	54,164
Deferred compensation	10,515	7,709
Deferred income taxes	28,627 --------------	40,578 --------------
Total long-term liabilities	294,870 --------------	305,971 --------------
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2000 - 24,704,329; 1999 - 24,467,544	24,704	24,468
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	38,123	35,669
Accumulated other comprehensive losses	(934)	(417)
Retained earnings	477,731	525,835
Treasury stock at cost:
2000 - 1,748,082 shares; 1999 - 1,793,395 shares	(45,364)	(46,540)
Unearned compensation - restricted stock	(1,981)	-
Common stock held in grantor trust, at cost:
2000 - 105,443 shares; 1999 - 59,697 shares	(2,850) --------------	(2,009) --------------
Total shareholders' equity	494,154 --------------	541,731 --------------

Total liabilities and shareholders' equity	$902,606 ========	$961,639 =======

-21-
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31	January 2	January 3
	2000 -----------------------	2000 -----------------------	1999 ----------------------
REVENUE	$1,265,838 -------------	$1,326,681 -------------	$1,299,615 -------------
COST AND EXPENSE
Cost of products sold	781,932	819,173	803,588
Engineering and research	10,289	8,875	9,012
Selling and administrative	354,542	344,388	332,252
Depreciation and amortization	54,694	50,858	45,027
Asset impairments	73,746	-	-
Restructuring charges	24,633	-	-
Interest	12,691 -------------	13,850 -------------	14,044 -------------
Total cost and expense	1,312,527 -------------	1,237,144 ------------	1,203,923 -------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(46,689)	89,537	95,692

INCOME TAXES (BENEFIT)	(17,514) -------------	33,797 -------------	38,679 -------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS	(29,175)	55,740	57,013

DISCONTINUED OPERATIONS
Income (loss) from operations, net of applicable
income taxes of ($350) and $1,743	-	(509)	2,570
Gain on sale, net of applicable income
taxes of $10,568	- -------------	15,670 -------------	- -------------
NET INCOME (LOSS)	$(29,175) ========	$70,901 ========	$59,583 ========
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations	($1.06)	$1.99	$2.01
Income (loss) from discontinued operations	-	(0.02)	0.09
Gain on sale of discontinued operations	- -------------	0.56 -------------	- -------------
Net income (loss)	($1.06) ========	$2.53 ========	$2.10 ========
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations	($1.06)	$1.98	$1.99
Income (loss) from discontinued operations	-	(0.02)	0.09
Gain on sale of discontinued operations	-	0.56	-
Net income (loss)	($1.06) ========	$2.52 ========	$2.08 ========
NET INCOME (LOSS)	$(29,175)	$70,901	$59,583

Minimum pension liability adjustment, net of
$349, $(501) and $782 deferred income tax
(expense) benefit	(517) -------------	744 -------------	(1,161) -------------
COMPREHENSIVE INCOME (LOSS)	$(29,692) ========	$71,645 ========	$58,422 ========
See accompanying notes.
-22-
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31	January 2	January 3
	2000 ----------------------	2000 ---------------------	1999 ---------------------
COMMON STOCK
Beginning balance	$24,468	$24,391	$24,308
Add shares issued under:
Management Incentive Plan	-	-	6
Dividend Reinvestment Plan	67	36	23
Restricted Stock Award	169	-	-
Stock Option Plan	- ---------------	41 ---------------	54 ---------------
Ending balance	24,704 ---------------	24,468 ---------------	24,391 ---------------
CLASS A STOCK	4,725 ---------------	4,725 ---------------	4,725 ---------------
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	35,669	33,957	31,599
Add excess of market over par
value of shares issued under:
Management Incentive Plan	(44)	27	195
Dividend Reinvestment Plan	842	841	739
Restricted Stock Award	1,910	-	-
Stock Option Plan	-	783	1,141
Fund grantor trust with treasury shares	(254) ---------------	61 ---------------	283 ---------------
Ending balance	38,123 ---------------	35,669 ---------------	33,957 ---------------
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	(417)	(1,161)	-
Minimum pension liability	(517) ---------------	744 ---------------	(1,161) ---------------
Ending balance	(934) ---------------	(417) ---------------	(1,161) ---------------
RETAINED EARNINGS
Beginning balance	525,835	479,679	444,259
Add net income (loss)	(29,175)	70,901	59,583
Less dividends declared (2000 - $.69 per share;
1999 - $.89 per share; 1998 - $.85 per share)	(18,929) ---------------	(24,745) ---------------	(24,163) ---------------
Ending balance	477,731 ---------------	525,835 ---------------	479,679 ---------------
TREASURY STOCK AT COST
Beginning balance	(46,540)	(19,614)	(16,956)
Cost of common shares purchased	(1)	(28,210)	(3,387)
Shares issued under Management Incentive Plan	174	404	-
Fund grantor trust with treasury shares	1,003 ---------------	880 ---------------	729 ---------------
Ending balance	(45,364) ---------------	(46,540) ---------------	(19,614) ---------------
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	-	-	-
Issuance of restricted stock	(2,079)	-	-
Amortization of unearned compensation	98 ---------------	- ---------------	- ---------------
Ending balance	(1,981) ---------------	- ---------------	- ---------------
COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	(2,009)	(1,012)	-
Shares issued under Dividend Reinvestment Plan	(92)	(56)	-
Fund grantor trust with treasury shares	(749) ---------------	(941) ---------------	(1,012) ---------------
Ending balance	(2,850) ---------------	(2,009) ---------------	(1,012) ---------------
Total shareholders' equity	$494,154 =========	$541,731 =========	$520,965 =========
See accompanying notes.
-23-

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31	January 2	January 3
	2000 ----------------	2000 ----------------	1999 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,175) ----------------	$70,901 ----------------	$59,583 ----------------
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	54,792	53,042	54,112
Asset impairments	73,746	-	-
Restructuring charges	24,633	-	-
Gain on sale of discontinued operations	-	(26,238)	-
Loss on sale of assets	4,502	603	12
Deferred income taxes	(19,655)	5,094	2,494
Restructuring spending	(11,240)	(11,293)	(26,816)
Changes in operating assets and liabilities, net of
effects from acquisition and disposition:
Trading securities	85	6,150	8,771
Accounts receivable	15,073	10,246	22,523
Inventories	(2,810)	2,730	(38,194)
Income taxes	(8,706)	(2,783)	261
Other assets	(13,974)	(17,220)	(2,243)
Accounts payable and accrued expenses	(4,895)	5,096	(24,011)
Customer deposits	(4)	(2,875)	(17,865)
Deferred income	(982)	(512)	1,182
Other liabilities	7,775 ----------------	3,019 ----------------	3,146 ----------------
Net adjustments	118,340 ----------------	25,059 ----------------	(16,628) ----------------
Net cash provided by operating activities	89,165 ----------------	95,960 ----------------	42,955 ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(65,792)	(67,567)	(65,733)
Proceeds from sale of discontinued operations	-	97,937	-
Proceeds from sale of plant and equipment	466	3,205	5,657
Proceeds from sale of held-to-maturity securities	-	-	760
Acquisition	-	-	(245,000)
Additions to other investments	- ----------------	(58) ----------------	- ----------------
Net cash (used in) provided by investing activities	(65,326) ----------------	33,517 ----------------	(304,316) ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	-	(31,080)	(1,294)
Proceeds from issuance of long-term debt	-	-	230,000
Proceeds from issuance of common stock	817	1,672	2,158
Purchase of treasury stock	(1)	(28,210)	(3,387)
Dividends paid	(25,231) ----------------	(24,694) ----------------	(23,880) ----------------
Net cash (used in) provided by financing activities	(24,415) ----------------	(82,312) ----------------	203,597 ----------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(576)	47,165	(57,764)

Cash and cash equivalents at beginning of year	56,957 ----------------	9,792 ----------------	67,556 ----------------
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$56,381 =========	$56,957 =========	$9,792 =========

See accompanying notes.

-24-

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31	January 2	January 3
	2000 ----------------	2000 ----------------	1999 ----------------
SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the year for:
Interest	$12,680	$12,456	$14,453
Income taxes	10,847	41,202	37,667

Details of acquisiton:
Working capital	$-	$-	$56,841
Plant and equipment	-	-	98,011
Other assets	-	-	74,412
Accrued restructuring liability	-	-	(41,659)
Other liabilities	-	-	(2,732)
Excess of purchase price over fair value
of net assets acquired	- ----------------	- ----------------	60,127 ----------------
Cash paid for acquisition $	- ==========	$ - ==========	$245,000 ==========

See accompanying notes.
-25-

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading domestic supplier of printed documents, pressure sensitive labels, document management services, and e-procurement services. The Company markets its products and services primarily through direct sales organizations operating throughout the United States.

The accounting policies that affect the more significant elements of the financial statements are summarized below.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year - The Company's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal years 2000, 1999, and 1998 ended on December 31, 2000, January 2, 2000, and January 3, 1999, respectively. Fiscal years 2000 and 1999 each included 52 weeks; fiscal year 1998 included 53 weeks.

Principles of Consolidation - The consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits and balances.

Segment Reporting - The Company manages its business on the basis of one reportable segment.

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

Plant and Equipment - These assets are stated at cost less accumulated depreciation. Costs of normal maintenance and repairs are charged to expense when incurred. Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income. Impairment of asset value is recognized whenever events or circumstances indicate that carrying amounts are not recoverable. Prior to December 31, 2000, the Company had followed the accounting practice of eliminating from the balance sheet the respective cost and accumulated depreciation for all fully depreciated assets still on hand. The December 31, 2000 and January 2, 2000 balance sheets have been restated to include the cost and accumulated depreciation of all fully depreciated assets. This restatement had no effect on reported earnings.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation - For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense from continuing operations was $50,683 in 2000, $46,847 in 1999, and $41,016 in 1998. Estimated asset lives are:

Classification	Years

Buildings and improvements	10-40
Machinery and equipment	5-15
Office furniture and equipment	5-15

Goodwill - Goodwill represents the excess of the cost of businesses acquired over the fair market value of identifiable net assets at the dates of acquisition. Goodwill is amortized on a straight-line basis over 15 years. Amortized goodwill expense from continuing operations was $4,011 in each of fiscal years 2000, 1999 and 1998.The Company reviews the recoverability of goodwill whenever events or changes in circumstances indicate potential impairment of the carrying value. Goodwill impairment of $48,129 has been recognized in 2000.

Revenue Recognition - The Company generally recognizes product and related services revenue at the time of shipment to the customer. Under contractual arrangements with some customers, custom forms which are stored for future delivery are recognized as revenue when manufacturing is complete and the order is invoiced under normal credit terms. Revenue from equipment service contracts is recognized ratably over the term of the contract.

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

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", are disclosed for stock options in Note 10.

Comprehensive Income (Loss) - Comprehensive income (loss) represents net income (loss) and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders' equity. Components include net income (loss) and the minimum pension liability adjustment.

Reclassifications - Certain prior-year amounts have been reclassified to conform to the current-year presentation.

New Accounting Standard - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedging criteria are met. SFAS No. 133, as amended, will become effective for the Company beginning in the first quarter of fiscal year 2001. Due to the Company's limited use of derivatives, the impact is not expected to be material.

NOTE 2 - RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

For the year ended December 31, 2000, the Company recorded a restructuring charge of $17,200 in the first quarter plus a second restructuring charge of $7,433 in the fourth quarter, for a total of $24,633. These restructurings relate to the reduction of 364 employees and the closings of four production facilities.

Through December 31, 2000, the Company has paid or incurred $17,700 of the $24,633 restructuring charges. The Company anticipates that substantially all of the remaining restructuring costs will be paid by the end of fiscal year 2001.

			Balance
	Total	Incurred	December 31,
	Charge -------------	in 2000 ------------	2000 --------------

Severance and employee related costs	$8,013	$8,013	$-
Exit and termination costs	2,022	1,327	695
Plant and equipment write-downs	11,016	5,608	5,408
Inventories write-downs	3,582 -------------	2,752 -------------	830 -------------

Total	$24,633 ========	$17,700 =======	$6,933 ========

The total $8,583 accrued restructuring liability at December 31, 2000 also includes $1,650 of non-cancelable lease obligations and unsettled tax assessments recognized in connection with the acquisition of Uarco, Inc. on December 31, 1997.

In the fourth quarter of 2000, the Company completed a balance sheet review that identified assets whose carrying amounts are not recoverable. As a result of this review, the Company recorded asset impairment charges totaling $73,746. These charges include the write-off of goodwill of $48,129, write-off of unamortized software costs of $6,280, $17,242 of machinery and equipment write-downs, and a $2,095 investment impairment.

The write-off of goodwill is based on the market value method of assessing enterprise level goodwill for impairment. The impairment of goodwill results from the continued decline during 1999 and 2000 of the market price of the Company's stock. The software cost write-off relates to license fees and other costs incurred for projects that were subsequently abandoned. The machinery and equipment write-downs relate to idle manufacturing assets held for disposal. The investment impairment is recognized for permanent decline in value of a company in which the Company has a 10% equity interest.

NOTE 3 - DISCONTINUED OPERATIONS

On April 1, 1999, the Company sold substantially all of the business and operating assets of its Communicolor promotional direct mail operation for approximately $97,900 in cash. The transaction resulted in a gain of $15,670, net of income taxes of $10,568. This business has been accounted for as a discontinued operation and the operating results of Communicolor have been excluded from continuing operations and reported as a separate line on the statement of income for all years presented. Revenues reclassified to discontinued operations were $16,053 and $97,254 for fiscal years 1999 and 1998, respectively.

NOTE 4 - INVENTORIES

Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $42,003 higher at December 31, 2000 and $36,441 higher at January 2, 2000.

Inventories at the respective year-ends are as follows:

	December 31	January 2
	2000 ---------------	2000 --------------

Finished products	$104,806	$101,717
Jobs in process	18,451	18,321
Materials and supplies	8,555 --------------	11,716 ------------

Total	$131,812 ========	$131,754 =======

During fiscal years 2000 and 1999, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of products sold by approximately $464 and $635 and increased net income by approximately $274 and $380 or $.01 and $.01 per share for fiscal years 2000 and 1999, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

	December 31	January 2
	2000 ----------------	2000 ---------------

Revolving credit facility	$200,000	$200,000
Industrial development revenue bonds	3,520 ------------	3,520 -------------
Total	203,520	203,520
Less current portion	590 -------------	- -------------

Long-term portion	$202,930 ========	$203,520 ========

The Company has a $300,000 unsecured revolving credit line agreement maturing December 31, 2002. The credit line bears interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio. The Company had $200,000 of borrowings outstanding under this credit line at December 31, 2000 and January 2, 2000. The Company has an interest rate swap agreement that effectively converts $200,000 of its floating rate debt to an all-in fixed rate of 6.09%, throughout the term of the credit line.

Long-term debt also includes industrial development revenue bonds issued by Rutherford County, Tennessee. Interest is payable semi-annually at 6.125%. Required annual bond principal payments subsequent to fiscal 2000 are as follows: 2001 - $590; 2002 - $630; and 2003 - $2,300.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes, relating to continuing operations, consists of the following:

	2000 --------------	1999 --------------	1998 --------------
Current:
Federal	$1,714	$16,067	$28,767
State and local	427 ------------	2,857 ------------	6,657 ------------
	2,141	18,924	35,424

Deferred	(19,655) ------------	14,873 ------------	3,255 ------------

Total	$(17,514) ========	$33,797 ========	$38,679 ========

The significant components of the deferred tax expense (benefit) are as follows:

	2000 -------------	1999 -------------	1998 --------------

Depreciation	$3,929	$4,114	$2,609
Goodwill impairment	(19,379)	-	-
Restructuring	(3,471)	-	-
Pension			1,961
Inventories	44	459
Compensation and benefits
Allowance for doubtful accounts			1,192
Retiree health care benefits	550	359
Litigation		-	-
Other	46 -------------	413 -------------	(38) -------------

Total	$(19,655) ========	$14,873 ========	$3,255 ========

NOTE 6 - INCOME TAXES (CONTINUED)

The components of the current net deferred tax asset and long-term net deferred tax liability as of December 31, 2000 and January 2, 2000 are as follows:

	December 31	January 2
	2000 --------------	2000 --------------
Deferred tax asset:
Allowance for doubtful accounts	$2,512	$1,400
Inventories	3,027	3,071
Compensation and benefits	11,678	9,134
Restructuring	3,471	-
Litigation	805	-
Other	280 -------------	115 -------------
Total current	$21,773 ========	$13,720 =======

Deferred tax liability:
Depreciation	$30,164	$26,235
Goodwill impairment		-
Pension	38,890	36,152
Retiree health care benefits
Other	211 -------------	- -------------

Total long-term	$28,627 ========	$40,578 ========

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2000 --------------	1999 --------------	1998 --------------

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State and local income taxes	(5.3)	5.3	5.3
Capital loss	1.8
Utilization of capital loss carryover	-	(2.3)	-
Other	1.0 -------------	(0.3) -------------	0.1 -------------

Effective tax rate	(37.5)% ========	37.7% ========	40.4% ========

NOTE 7 - CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of Class A stock. Each of the 22,850,804 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

The Company repurchased Common stock shares for treasury as follows: 2000 - 24 shares at average cost of $25.95; 1999 - 1,137,901 shares at average cost of $24.79; and 1998 - 112,363 shares at average cost of $30.14.

NOTE 8 - COMMON STOCK HELD IN GRANTOR TRUST

During 1998, the Company established a grantor trust ("Trust") to fund the Company's obligations under a deferred compensation plan for eligible participants. The benefits payable from the Trust are included in the "Deferred compensation" liability shown on the Company's balance sheet. Although the Trust is funded with both cash and shares of the Company's common stock, obligations under the deferred compensation plan are intended to be settled only in cash. Therefore, the shares of the Company's common stock held by the Trust are not considered to be potentially dilutive. Company shares held by the Trust were 105,443 and 59,697 at December 31, 2000 and January 2, 2000, respectively.

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

NOTE 9 - EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2000 -------------	1999 -------------	1998 -------------

Weighted average shares outstanding - basic	27,401	28,051	28,426

Dilutive effect of stock options	- -------------	96 -------------	175 -------------

Weighted average shares outstanding - diluted	27,401 ========	28,147 ========	28,601 =======

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method. Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company's shares at the average market price for the period. Outstanding options to purchase 1,273 and 842 shares during fiscal years 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive. Due to the net loss incurred in fiscal year 2000, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 10 - STOCK OPTIONS AND RESTRICTED STOCK

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

NOTE 10 - STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

		2000 -------------	1999 -------------	1998 -------------

Net income (loss)	As reported	$(29,175)	$70,901	$59,583
	Pro forma	(29,351)		57,364

Basic earnings per share	As reported	$(1.06)	$2.53	$2.10
	Pro forma	(1.07)	2.42	2.02

Diluted earnings per share	As reporte	$(1.06)	$2.52	$2.08
	Pro forma	(1.07)	2.41	2.00

The weighted average fair values of options granted in fiscal years 2000, 1999 and 1998 were estimated at $3.05, $7.82, and $9.75 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

2000 -------------	1999 -------------	1998 -------------

Risk-free interest rate	5.8%	5.5%	4.7% and 5.4%
Dividend yield	4.6%	2.8%	2.0%
Expected life	5 years	5 years	5 years
Expected volatility	30.9%	29.5%	29.8%

The following summarizes stock option activity during fiscal years 2000, 1999 and 1998:

2000 -------------------------------	1999 -------------------------------	1998 ---------------------------------
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares -------------	Price ------------	Shares -------------	Price -----------	Shares -------------	Price -----------

Outstanding, beginning of year	1,564,890	$30.424	1,757,340	$30.385	924,420	$26.836
Granted	912,870	13.157	18,000	29.049	979,500	33.217
Exercised	-	-	(40,950)	20.125	(54,180)	22.069
Canceled	(340,668) -------------	29.862	(169,500) -------------	32.363	(92,400) -------------	31.478

Outstanding, end of year	2,137,092 ========	23,070	1,564,890 ========	30.424	1,757,340 ========	30.385

NOTE 10 - STOCK OPTIONS AND RESTRICTED STOCK (CONTINUED)

Following is a summary of the status of stock options outstanding at December 31, 2000:

Number	Number	Exercise	Remaining
Outstanding ----------------	Exercisable ----------------	Price ----------------	Term ----------------

282,890	282,890	$20.125	5 years
136,000	132,800	32.375	6 years
140,200	128,000	35.313	7 years
489,700	196,000	34.125	8 years
178,932	154,698	30.250	8 years
13,000	8,000	29.118	9 years
160,000	-	15.438	10 years
736,370	-	12.625	10 years

On November 1, 2000, the Company awarded 168,839 restricted shares of common stock to its chief executive officer. The market value of the shares awarded was $2,079. This amount was recorded as unearned compensation-restricted stock and is shown as a reduction of shareholders' equity. Unearned compensation is being amortized to expense over vesting periods of three, four and five years. Fiscal 2000 amortized expense amounted to $98.

NOTE 11 - PENSION PLANS

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

Pension fund assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans:

Change in Benefit Obligation ----------------------------------------------------------------	2000 --------------	1999 --------------
Benefit obligation at beginning of year	$403,831	$435,305

Service cost	12,203	11,778
Interest cost	29,469	29,587
Early retirement window	4,064	-
Amendments	(88)	-
Actuarial (gain) loss	13,258
Benefits paid	(51,517) ----------------	(48,612) ---------------
Benefit obligation at end of year	$411,220 =========	$403,831 =========

NOTE 11 - PENSION PLANS (CONTINUED)

Change in Plan Assets ----------------------------------------------------------------------	2000 -------------	1999 -------------
Fair value of plan assets at beginning of year	$484,946	$447,440

Actual return on plan assets	56,974	78,795
Participants' contributions	870	2,331
Employer contributions	2,912	4,992
Benefits paid	(51,517) ------------	(48,612) ------------
Fair value of plan assets at end of year	$494,185 =======	$484,946 =======
Funded status	$82,965	$81,115
Unrecognized net actuarial loss	8,682	728
Unrecognized prior service cost	4,938	7,942
Minimum pension liability	(2,309) ------------	(1,674) ------------
Prepaid pension expense shown in balance sheet	$94,276 =======	$88,111 =======
Minimum pension liability:
Intangible asset	$745	$976
Deferred income tax benefit	630	281
Accumulated other comprehensive losses	934 -------------	417 -------------
Total	$2,309 ========	$1,674 =======

Net periodic benefit (income) cost includes the following components:

	2000 -------------	1999 -------------	1998 -------------
Service cost of benefits earned	$ 12,203	$ 11,778	$ 10,291
Interest cost on projected benefit obligation	29,469	29,587	29,017
Expected return on plan assets	(52,773)	(51,987)	(41,265)
Amortization of prior service costs	2,348	2,358	2,322
Amortization of transition asset	-	-	(120)
Curtailment loss	568	-	-
Amortization of net loss from prior periods	232	160	238
Cost of early retirement window	4,064 -------------	- -------------	237 -------------
Net periodic benefit (income) cost	$ (3,889) ========	$ (8,104) ========	$ 720 ========

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.5% for 2000 and 1999 and 7.0% for 1998. The rate of increase for future compensation levels used in determining the obligation was 5.0% for 2000, 1999 and 1998. The expected long-term rate of return on plan assets in 2000, 1999 and 1998 was 10.5%.

The Company's two non-qualified plans have no plan assets. The total unfunded projected benefit obligations of these two plans were $21,477, $18,406, and $22,099 at the respective 2000, 1999 and 1998 year ends. The related accumulated benefit obligations were $17,808, $14,857, and $16,947 at the same respective year ends.

NOTE 12 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain health care benefits for eligible retired employees. The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan:

Change in Accumulated Postretirement Benefit Obligation --------------------------------------------------------------------------------	2000 ----------------	1999 ----------------
Beginning balance	$ 49,884	$ 53,466

Service cost	-	-
Interest cost	3,588	3,587
Amendments	(8,951)
Actuarial loss (gain)	1,499	(2,929)
Net retiree benefits paid	(4,449) -------------	(4,240) -------------
Ending balance	$ 41,571	$ 49,884
Plan assets	- -------------	- -------------
Funded status	$ 41,571	$ 49,884
Unrecognized net actuarial gain	2,276	4,280
Unrecognized prior service cost	8,951 -------------	- -------------
Retiree health care obligation shown in balance sheet	$ 52,798 =========	$ 54,164 =========

The components of postretirement benefit cost are as follows:

	2000 --------------	1999 ---------------	1998 ---------------

Service cost	$-	$-	$-
Interest cost	3,588	3,587	4,077
Amortization of net gain from prior periods	(411) ------------	(240) ------------	(48) ------------
Net postretirement benefit cost	$3,177 =======	$3,347 =======	$4,029 =======

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, amounted to $4,449, $4,240 and $3,761 in 2000, 1999 and 1998, respectively.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 7.5% for 2000 and 1999 and 7.0% for 1998. The assumed current health care cost trend rate is 8.0% in 2000 and gradually decreases to 5.0% in the year 2007.

A one percent increase in the assumed health care cost trend rate would result in a $375 increase in the service and interest components of expense for 2000 and a $4,612 increase in the postretirement benefit obligation at December 31, 2000. Similarly, a one percent decrease would result in a $294 decrease in the service and interest components of 2000 expense and a $4,098 decrease in the postretirement benefit obligation at December 31, 2000.

NOTE 13 - CONCENTRATION OF CREDIT RISK

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

December 31, 2000 ---------------------------------	January 2, 2000 ------------------------------
	Fair	Carrying	Fair	Carrying
	Value ------------	Amount -----------	Value ------------	Amount -------------
Assets
Cash and equivalents	$56,381	$56,381	$56,957	$56,957
Trading securities	295	295	380	380
Interest rate swap	1,677	-	1,186	-

Liabilities
Long-term debt, including current portion	$203,552	$ 203,520	$203,514	$203,520

The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments. The fair value of trading securities is based on quoted market prices. The fair values of the interest rate swap and long-term debt are estimated using discounted cash flow analyses based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $4,952 at December 31, 2000. Also, the Company has purchase commitments for equipment for resale of $2,525 at December 31, 2000. The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $45,357 in 2000, $46,223 in 1999 and $46,838 in 1998.

Rental commitments under existing leases at December 31, 2000, are:

Computer and
Real	Sales	Transportation	Other
	Estate ---------------	Offices ---------------	Equipment ---------------	Equipment ---------------	Total --------------

2001	$19,070	$9,188	$309	$5,843	$34,410
2002	13,376	6,788	312	3,755	24,231
2003	8,562	4,002	297	2,886	15,747
2004	3,763	1,840	290	1,758	7,651
2005	2,205	885	160	1,008	4,258
Later years	647	107	188	1	943

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 16 - SUBSEQUENT EVENT

On January 25, 2001, the Company announced a new business strategy designed to recover the market value of the Company and establish a platform for long-term earnings growth and shareholder return. It is comprised of four components, including restructuring, reorganizing, operational improvements, and growth initiatives.

After an extensive analysis, the Company decided to jettison elements of its business that were not economically profitable. These elements were estimated to represent $225-$250 million of the Company's $1.266 billion in annual revenue. In conjunction with these actions, the Company also targeted $125 million in annual cost reductions resulting primarily from a reduction of 2,400 jobs and a 30% reduction in production capacity. A restructuring charge estimated at $109 million will be recorded in the first quarter 2001, including cash costs of $53 million, mostly for severance and other personnel related items, and $56 million of asset write-downs.

The Company will migrate from a single functional organizational structure to four strategic business units with distinct profiles and missions, including Document Management, Fulfillment, Labels, and SMARTworks.com. These organizational changes will take place during 2001 and the Company expects to report along these segments no later than the first quarter 2002.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

(Dollars in thousands, except per share amounts)	Quarters Ended ---------------------------------------------------------------------------------
	April 2	July 2	October 1	December 31
	2000 -------------	2000 -------------	2000 -------------	2000 --------------
Revenue	$ 314,241	$ 321,081	$ 303,895	$ 326,621

Gross margin*	120,158	123,184	118,180	122,384

Income (loss) from continuing operations	(1,915)	10,403	8,356	(46,019)

Income from discontinued operations	-	-	-	-

Net income (loss)	(1,915)	10,403	8,356	(46,019)

Earnings per share - basic:
Income (loss) from continuing operations	(.07)	.38	.31	(1.67)
Income from discontinued operations	-	-	-	-
Net income (loss)	(.07)	.38	.31	(1.67)

Earnings per share - diluted:
Income (loss) from continuing operations	(.07)	.38	.31	(1.67)
Income from discontinued operations	-	-	-	-
Net income (loss)	(.07)	.38	.31	(1.67)

(Dollars in thousands, except per	Quarters Ended ------------------------------------------------------------------------------
share amounts)	April 4	July 4	October 3	January 2
	1999 ------------	1999 -------------	1999 -------------	2000 --------------

Revenue	$ 326,986	$ 335,637	$ 325,900	$ 338,158

Gross margin*	128,095	130,158	124,241	125,014

Income from continuing operations	13,704	14,779	14,939	12,318

Income from discontinued operations	13,250	1,116	-	795

Net income	26,954	15,895	14,939	13,113

Earnings per share - basic:
Income from continuing operations	.48	.53	.53	.44
Income from discontinued operations	.47	.04	-	.03
Net income	.95	.57	.53	.47

Earnings per share - diluted:
Income from continuing operations	.48	.52	.53	.44
Income from discontinued operations	.46	.04	-	.03
Net income	.94	.56	.53	.47

* Revenue less cost of products sold.

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2000

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Additions
		(1)	(2)
		Charged
	Balance at	(Credited)			Balance
	beginning	to costs	Other		at end
Description	of period	and expenses	Additions	Deductions	of period

Year Ended December 31, 2000
Allowance for doubtful
Accounts	$3,477	$7,490		$4,729(a)	$ 6,238
Inventory obsolescence	3,449	2,475		2,641(b)	3,283
Restructuring liability	3,550	24,633(e)		19,600(d,f)	8,583

Year Ended January 2, 2000
Allowance for doubtful
Accounts	$14,158	$5,762		$16,443(a)	$ 3,477
Inventory obsolescence	4,342	2,999		3,892(b)	3,449
Restructuring liability	14,843			11,293(d)	3,550

Year Ended January 3, 1999
Allowance for doubtful
Accounts	$2,864	$5,053	$19,667(c)	$13,426(a)	$ 14,158
Inventory obsolescence	2,856	2,685	1,048(c)	2,247(b)	4,342
Restructuring liability			41,659(c)	26,816(d)	14,843

(a) Net uncollectible accounts written off

(b) Obsolete inventory scrapped or written down to realizable value

(c) Recognized in connection with purchase business combination

(d) Payment of exit costs for acquired business

(e) Recognized in connection with restructuring plan

(f) Payment of costs in connection with restructuring plan

X-23

CONSENT OF INDEPENDENT AUDITORS

As independent auditors, we hereby consent to the incorporation of our reports included in and incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statements File No.'s 333-02683, 333-05231, 333-15851, 333-43055, 333-51189, 333-51181, 333-57779 and 333-84483.

/S/ BATTELLE & BATTELLE LLP
BATTELLE & BATTELLE LLP

Dayton, Ohio March 16, 2001

EX-24

P O W E R O F A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints D. L. Rediker and P. H. Granzow, and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended December 31, 2000, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ P. H. Granzow	Chairman of the Board	February 15, 2001
P. H. Granzow

/S/ D. L. Rediker	President and Chief Executive	February 15, 2001
D. L. Rediker	Officer and Director

/S/ C. J. Brown	Senior Vice President-Administration,	February 15, 2001
C. J. Brown	Treasurer and Chief Financial Officer

/S/ R. W. Begley, Jr.	Director	February 15, 2001
R. W. Begley, Jr.

/S/ F. D. Clark, III	Director	February 15, 2001
F. D. Clark, III

/S/ G. G. Keeping	Director	February 15, 2001
G. G. Keeping

/S/ D. L. Rediker	Director	February 15, 2001
D. L. Rediker

/S/ A. Scavullo	Director	February 15, 2001
A. Scavullo

/S/ J. J. Schiff, Jr.	Director	February 15, 2001
J. J. Schiff, Jr.

/S/ J. Q. Sherman, II	Director	February 15, 2001
J. Q. Sherman, II

Signed and acknowledged in the presence of:

/S/ P. H. Granzow	/S/ K. A. Lamme
P. H. Granzow, Chairman of the	K. A. Lamme, Corporate Vice President,
Board of Directors of The Standard	Secretary and Deputy General Counsel
Register Company	of The Standard Register Company

[Corporate Seal]

STATE OF OHIO, MONTGOMERY COUNTY:

The foregoing Directors of The Standard Register Company personally appeared before me, a Notary Public for the State of Ohio, and each of them acknowledged that they did sign this Power of Attorney, and that it is the free act and deed of each said Director.

I have signed and sealed this Power of Attorney at Dayton, Ohio on February 15, 2001.

/S/ K. A. Lamme Kathryn A. Lamme

[ Notary Seal ]

EX-10.12

EMPLOYMENT AGREEMENT

between

THE STANDARD REGISTER COMPANY

and

DENNIS LOUIS REDIKER

THIS EMPLOYMENT AGREEMENT is made this 17 day of October, 2000,

BETWEEN

THE STANDARD REGISTER COMPANY, an Ohio corporation, whose address is 600 Albany Street, Dayton, Ohio 45408, (the Company); and

DENNIS LOUIS REDIKER, (the Employee)

WHEREAS

(A) The Company's Board of Directors has offered the Employee the position of President and Chief Executive Officer of the Company effective June 3, 2000; and

(B) The Employee has accepted this position; and

(C) The Company and the Employee wish to set forth herein the terms and conditions of their employment agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

1. DEFINITIONS:

The following definitions apply to this Agreement:

a) Associated Company: is defined as any company of which the Company directly or indirectly owns controlling interest.

b) Board: is defined as the Board of Directors of the Company, however it may be constituted.

c) Compensation Committee: is defined as the Compensation Committee appointed by the Board, however it may be constituted.

2. POSITION OF EMPLOYEE

a) The Company shall employ the Employee and the Employee shall serve the Company in the capacity of President and Chief Executive Officer. In this capacity, the Employee shall have full world wide operational and management responsibility for the growth, establishment, productivity and profitability of the Company.

3. TERM

3.1 Except as hereinafter provided, this Agreement shall continue from year to year.

3.2 Except as set forth in clauses 14 and 15 below, the Employee's employment may be terminated by the Company at any time by providing the Employee with not less than twelve months' notice in writing of his termination. The notice of termination shall be effective upon service thereof on the Employee (the "Notice Date"). The Employee's date of termination (the "Termination Date") shall be twelve months after the Notice Date.

3.3 Except as set forth in clauses 14 and 15 below, the Company may accelerate the Employee's date of termination to the date of payment to the Employee of the following:

a) An amount equal to the Employee's Annual Base Salary, as defined in clause 5.1, less any salary amount paid to the Employee for time worked between the Notice Date and the date of accelerated payment.

b) An amount equal to any previously approved but unpaid discretionary annual bonus, as provided in clause 5.2.

c) An amount equal to the discretionary annual bonus provided in clause 5.2, which the Compensation Committee would have approved for the Employee had he continued to work until the Termination Date. This amount, if any, is to be determined by the Compensation Committee.

d) An amount which fairly compensates the Employee for the loss of non-cash benefits, including retirement benefits, that would have been enjoyed by the Employee had he continued to work until the Termination Date. Non-cash benefits shall not however include paid time off (such as vacation pay).

The reasonable, good faith determination by the Compensation Committee of the amounts payable under the foregoing clauses and the determination by such Committee in its absolute discretion of the amounts payable under the foregoing clauses (b) and (c), shall be final and binding on the Company and the Employee. With respect to such benefits as life and disability, medical and dental coverage, it is agreed that the Compensation Committee may use as the basis for its determination the average cost to the Company of providing comparable coverage to other employees. Amounts payable under this clause 3.3 shall be net amounts after subtracting any taxes or other withholdings required under applicable laws and regulations.

3.4 The Employee may terminate this Agreement at any time by giving the Company not less than six months' advance notice in writing.

4. POWERS AND DUTIES

4.1 The Employee shall exercise such powers and perform such duties (being appropriate to his senior status) in relation to the business of the Company as may from time to time be vested in or assigned to him by the Board. The Employee shall comply with all reasonable directions from the Board and with all regulations of the Company.

4.2 The Employee shall work such hours as may reasonably be required for the proper performance of his duties and, unless prevented by ill-health or subject as follows, shall devote the whole of his time, attention and abilities during those hours to carrying out his duties in a proper, loyal and efficient manner. With the consent of the Company, such consent not to be unreasonably withheld, the Employee shall be permitted to accept any non-executive directorships of any company or body outside of the Company. Except for such directorships, during the term of his employment hereunder the Employee shall not work in any other business or profession or be an employee or agent of any other person, business, corporation or entity, or assist or have any financial interest in any other business, corporation, entity or profession other than ownership of securities held as bona fide investments in businesses managed and operated by others.

4.3 The Employee shall travel to such places as the Company may from time to time require.

4.4 The Employee shall accept all vaccinations or immunizations that are considered necessary by a qualified medical doctor for the protection of his health whilst carrying out his duties hereunder, or which are required by governmental regulations in order to travel to locations to which the Company requires the Employee to travel.

4.5 The Employee's normal place of work shall be in Dayton, Ohio or at such other place within the United States as the Company may from time to time determine, provided that the Company shall pay to the Employee all reasonable relocation costs to such other place.

4.6 The Company shall be under no obligation to vest in or assign to the Employee any powers or duties or to provide any work for the Employee, and the Company may at any time when notice has been served by either party in accordance with clause 3 suspend the Employee from the performance of his duties and/or exclude him from any premises of the Company. Annual Base Salary (as defined in clause 5.1) and employee benefits will not cease to be payable by reason only of such suspension or exclusion.

4.7 The Employee is expected at all times to conduct himself in a professional and businesslike manner consistent with his senior status.

5. REMUNERATION

5.1 The Employee shall be paid a base salary of 670,000.00 U.S. Dollars per annum (the "Annual Base Salary") or at such other rate or rates as the Board may in its discretion from time to time determine, but no less than $670,000.00. Such Annual Base Salary shall be payable twice monthly in equal installments in accordance with the Company's standard payroll procedures.

5.2 The Employee shall be eligible to receive a discretionary annual bonus subject to such targets, and objectives and standards as the Compensation Committee in its absolute discretion may set, and subject to the Committee's determination in its absolute discretion of achievement against such targets and objectives. The determination of the amount of this annual discretionary bonus, rests solely with the Compensation Committee, whose decision is final. During calendar year 2000, the Compensation Committee has determined that the Employee shall participate in the short term component, but not in the long term component, of the Company's Management Incentive Compensation Plan with a target award equal to 75% of salary.

5.3 The Employee shall be granted within 30 days after execution of this Agreement 118,373 shares of restricted common stock of the Company, in lieu of participation in the long term component of the Company's Management Incentive Compensation Plan during years 2000 through 2004. This grant of restricted shares shall vest ratably at the end of the third, fourth and fifth years of the Employee's employment by the Company; provided, however, that if the Employee's employment by the Company is terminated pursuant to clause 16.2 hereof, then this grant of restricted shares shall fully vest on the effective date of such termination of employment.

5.4 The Employee shall be granted within 30 days after execution of this Agreement 50,466 shares of restricted common stock of the Company. This grant of restricted shares shall vest at the end of the third year of the Employee's employment by the Company or at such earlier date as the Employee's employment as President and Chief Executive Officer of the Company is terminated by the Company, unless such termination is for cause, in which case this grant shall be forfeited; provided, however, that if the Employee's employment by the Company is terminated pursuant to clause 16.2 hereof, then this grant of restricted shares shall fully vest on the effective date of such termination of employment.

5.5 The Employee shall be granted within 30 days after execution of this Agreement 16,870 options pursuant to the Company's 1995 Stock Option Plan. The Employee may be granted additional options pursuant to the terms of the Company's Stock Option Plan in such amounts, at such times and upon such terms and conditions as the Compensation Committee, in its absolute discretion, may determine.

5.6 At least once in each year commencing in 2001 the Compensation Committee shall review (but shall not be obliged to increase) the Employee's Annual Base Salary hereunder.

5.7 The Employee shall not be entitled to any other salary or fees as a director or employee of the Company or any Associated Company, and the Employee shall, as the Company may direct, either waive his right to any such salary or fees or account for the same to the Company. The Employee shall however be permitted to retain any fees received as a result of accepting any non-executive directorship pursuant to sub-clause 4.2.

6. PENSION & LIFE INSURANCE

6. The Employee shall be entitled to participate in the employee benefit plans of the Company now subsisting and as more particularly described in Schedule I and to become a participant in any other such employee benefit plans of the Company as may hereafter be established to the extent that he remains or becomes eligible to participate therein under the terms of any such plans, and if more than one, in such one or more as the Company may decide.

7. EXPENSES

7. The Company shall meet the cost of, or reimburse to the Employee against the production of receipts or other valid evidence, all reasonable traveling, hotel, entertainment and other out-of-pocket expenses that he may from time to time properly incur in carrying out his duties hereunder.

8. HOLIDAYS & VACATION

8.1 In addition to U.S. public holidays observed by the Company the Employee will be entitled to 25 working days paid vacation in every calendar year to be taken at such time or times convenient to him and the Company.

8.2 Annual vacation not taken in the calendar year of entitlement will be lost and cannot be carried forward without the written approval of the Board.

8.3 Payment will not be made in lieu of vacation not taken.

9. CONFIDENTIALITY

9.1 During the term of his employment with the Company, and for the period identified in clause 9.2 below subsequent to the termination of his employment with the Company, the Employee shall not divulge to any person, business, organization or group (other than in the proper course of executing his duties) any trade secret or any Confidential Information concerning the business or affairs of the Company or any Associated Company which the Employee may have come to know and/or possess as a result of his employment with the Company; neither shall the Employee use any Company trade secret or Confidential Information to the detriment or prejudice of the Company or any Associated Company.

9.2 As to trade secrets, the post-termination obligations of the Employee under clause 9.1 above shall continue for as long as the information remains a trade secret, but no less than five (5) years. As to Confidential Information, the post-termination obligations of the Employee under clause 9.1 shall apply during the five years immediately following termination of his employment.

9.3 Confidential Information means any data or information other than trade secrets, that is material to the Company and not generally known to the public, regardless of whether such data or information is in written form and includes, but is not limited to, information regarding technical procedures, pricing, sales strategy, marketing strategy, suppliers, vendors, present customers, potential customers, employees, etc.

10. NON SOLICITATION

10. The Employee will not after the termination of his employment with the Company (howsoever caused) either directly or indirectly:

(a) for a period of 18 months after such termination either on his own account or for any other person, firm or company or in association with, or in the employment of, any other person, firm or company solicit or seek to interfere with or endeavor to entice away from the Company or any Associated Company any person, firm or company who within twelve months prior to or at the date of such termination was a customer of the Company or any Associated Company, and with whom the Employee had contact or about whom he became aware or informed in the course of his employment with the Company; or

(b) for a period of 18 months after such termination either on his own account or for any other person, firm or company solicit any employee or director of the Company or any Associated Company or interfere with or endeavor to entice away from the Company any employee, director or consultant of the Company or any Associated Company if such person was an employee, director of consultant during all or part of the twelve months preceding the Employee's termination of employment.

11. NON-COMPETITION

11. The Employee will not anywhere in North America and for a period of 24 months after the Termination Date either directly or indirectly either on his own account or for any other person, firm, business or company or in association with or in the employment of any other person, firm, business or company, be engaged in or concerned directly or indirectly in an executive, sales or managerial capacity or as an advisor to sales or management in any business concern (of whatever kind) which is engaged in a business that produces, develops or markets a product, process or service which is competitive with those products, processes or services of the Company or any Associated Company. It is understood that the acceleration of payments pursuant to clause 3.3 will not change the 24 month period set forth herein.

12. RETURN OF COMPANY PROPERTY

12. The Employee shall promptly whenever requested by the Company and in any event upon the termination of his employment deliver to the Company:

a) all lists of clients or customers, correspondence and all other documents, papers, computer disks, files, notebooks, and records which may have been prepared by him or have come into his possession, custody or control in the course of his employment, and the Employee shall not be entitled to, and shall not retain, any copies thereof;

b) All other Company property.

13. INTELLECTUAL PROPERTY

13.1 If during his employment hereunder the employee shall at any time whether during the course of the Employee's duties either alone or in conjunction with any other person originate any design (whether registrable or not) or other work in which copyright may subsist, the Employee shall forthwith disclose the same to the Company and shall regard himself in relation thereto as a trustee for the Company.

13.2 The Employee hereby assigns to the Company by way of future assignment of copyright the copyright and other proprietary rights, if any, in respect of all copyright works written, originated, conceived or made by the Employee (except only those copyright works written, originated, conceived or made by the Employee wholly outside his normal working hours hereunder and wholly unconnected with his service hereunder) during the continuance of his employment hereunder.

13.3 It is agreed that the execution of this Agreement on the part of the Company shall as between the Company and the Employee be treated as good consideration and the Company shall be treated as the proprietor of any design of which the Employee may be the author in the course of his employment hereunder.

13.4 The Employee agrees and undertakes that he will execute such deeds, assignments or documents and do all such acts and things as may be necessary or desirable to substantiate the rights of the Company in respect of the matters referred to in clauses 13.2 and 13.3 above.

13.5 It shall be part of the duties of the Employee at all times to consider in what manner and by what new methods or devices the products, services, processes, equipment or systems of the Company with which he is concerned or for which he is responsible might be improved, promptly to give to the Company full details of any improvements which he may from time to time devise, invent or discover and to further the interests of the Company with regard to such improvements.

13.6 Subject to the provisions of any applicable laws relating to patents, registered designs and copyright, the Company shall be entitled free of charge to the sole ownership of any such improvements and, so far as the law permits, to the exclusive use thereof.

13.7 Subject to the foregoing the Employee shall, when so requested by the Company at any time during or after the termination of his employment hereunder at the expense of the Company, execute and do all such documents, acts and things as the Company shall deem necessary for the purpose of obtaining letters patent or other privileges for any such improvement in all such countries as the Company may require and in any event the Employee hereby irrevocably authorizes the Company on his behalf at its expense to execute and do all such documents acts and things as aforesaid for such purpose. Any such letters patent or other monopoly privileges shall when granted belong absolutely to the Company and the Employee shall at the request and expense of the Company assign them to the Company or as it may direct.

13.8 If the Company, upon full information before it as to any such improvements as aforesaid, shall resolve that the same be not adopted or not fully adopted by the Company, then such improvements and all letters patent or other protection in respect thereof shall belong to the Employee to the extent to which they are not adopted by the Company and clauses 13.6 and 13.7 above shall not apply thereto except as to any interest therein retained by the Company, but the Company shall not have the right to recover from the Employee any expenditure already borne or incurred by the Company in respect thereof.

14. SICKNESS

14.1 If the Employee is unable to attend work due to sickness or other disability, the Company must be notified as soon as practicable. During the first 6 months of such incapacity, subject to the production of medical certificates or other evidence satisfactory to the Company, the Employee shall continue to be paid his Annual Base Salary in accordance with clause 5.1, but, subject to any applicable laws or regulations, the Company may reduce remuneration during incapacity by an amount equal to the income benefit which the Employee would be entitled to claim during such incapacity under the social security regulations pertaining to the Employee, and by any payments received under disability insurance policies included in the Employee's benefits.

14.2 At the end of the 6 month period, the Company will assess the Employee's situation. If it seems a reasonable probability that the Employee will be fit to return to work, payment of two-thirds of the Employee's Annual Base Salary adjusted as in clause 14.1 above will continue to be paid until the Employee's return to work or until payment of a long term disability benefit commences in accordance with the terms of the long term disability plan applicable to the Employee. If, at the end of the 6 month period or subsequently, it seems a reasonable probability that the Employee will never be fit to return to work, application will be made for immediate payment of long term disability benefits in accordance with the terms of the long term disability plan applicable to the Employee. Upon commencement of payments under the long term disability plan applicable to Employee, this Agreement shall terminate forthwith and the Company shall have no further payment obligation to the Employee under this Agreement.

15. TERMINATION OF EMPLOYMENT FOR CAUSE

15. The Company shall be entitled by notice in writing to the Employee to forthwith terminate for Cause (as hereinafter defined) his employment under this Agreement with pay only accrued to the date of such termination. As used herein, "Cause" shall mean the occurrence of any one or more of the following events:

(a) theft, fraud, embezzlement or similar behavior by Employee;

(b) any material breach by Employee of the terms of this Agreement;

(c) any commission by Employee of a felony or act evidencing moral turpitude;

(d) refusal or neglect by Employee to comply with any lawful orders given to him by the Board.

The Employee shall have no claim against the Company or any Associated Company by reason of such termination for Cause. Any delay or forbearance by the Company in exercising any right of termination for Cause shall not constitute a waiver of it.

16. CHANGE OF CONTROL

16.1 If before the expiration of this Agreement there is any Change in Control (as hereinafter defined) of the Company, and the Employee's employment with the Company, and thus this Agreement, are terminated as a result of that Change in Control, but the Employee is offered employment with any resultant business, concern or undertaking on terms not materially less favorable than the terms of this Agreement, the Employee shall have no claim against the Company with respect to that termination of his employment by the Company.

16.2 If before the expiration of this Agreement there is any Change of Control (as hereinafter defined) and the Employee shall not be offered employment with any resultant business, concern or undertaking on terms materially as favorable as the terms of this Agreement, then the Employee shall be entitled within a period of one month of the Change of Control to terminate his employment under this Agreement by giving not less than one month's notice and shall receive a payment equal to the amount due upon termination under clause 3, provided however, that such payment shall not exceed the maximum amount which may be paid without loss of deductibility by the Company under Section 280(G) of the United States of America Internal Revenue Code of 1986, as amended, or any successor provision.

16.3 In the event that the Employee is not offered employment as a result of a Change of Control (as hereinafter defined) pursuant to clause 16.2, the Company at its expense shall make arrangements to provide a suitable outplacement service for the Employee.

16.4 For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if, at any time after the date of this Agreement, any person (other than an Associated Company) acting alone or with others, acquires more than 50% of the equity or assets of the Company, whether by merger, consolidation, purchase or otherwise, and regardless of whether or not the Company is liquidated or otherwise ceases to exist as a separate entity after such acquisition.

17. NOTICE

17. Any notice required by this Agreement may be given in writing personally to the Employee or to the Secretary of the Company (as the case may be) or may be mailed to the Company (for the attention of its Secretary) at its above mentioned office for the time being or to the Employee either at his address given above or at his last known address. Any such notice sent by mail shall be deemed served forty-eight hours after it is posted and in proving such service it shall be sufficient to prove that the envelope containing the notice was properly addressed and mailed as a prepaid letter.

18. INVALIDITY OF ANY PROVISION

18. If any provision of this Agreement is held by any Court to be void or unenforceable in whole or in part, this Agreement shall continue to be valid and enforceable as to the other provisions thereof.

19. DIRECTORSHIPS

19. Upon the termination of his employment hereunder for whatever reason the Employee shall, if he is a Director of the Company or of any Associated Company, resign such directorship(s) without compensation and should the Employee fail to do so the Company is irrevocably authorized to appoint some person in his name and on his behalf to sign any documents and to do things necessary or requisite to give effect thereto.

20. LAW

20. This Agreement shall be governed by the laws of the State of Ohio.

IN WITNESS WHEREOF this Agreement has been entered into the date and year first above written.

THE STANDARD REGISTER COMPANY

SIGNED by a duly authorized) Officer on behalf of the Company)	By /S/ P. H. Granzow Paul H. Granzow Chairman of the Board

SIGNED by the Employee)	/S/ D. L. Rediker Dennis L. Rediker

SCHEDULE 1

The following is a list of benefits provided by the Company:

1. Standard Benefits - Standard benefits are the benefits provided to all employees of the Company and are subject to the eligibility requirements and coverage as contained in the plan documents, plus any applicable federal or state law. A description of Standard Benefits is contained in the Company handbook. These benefits are subject to change and modification to the same extent benefits for other employees are changed or modified.

2. Mandatory Benefits - Mandatory benefits are all benefits which the Company must legally provide. These benefits include the Company's contribution for the Employee's social security, workers compensation and federal and state unemployment insurance.

3. Supplemental Benefits - Supplemental benefits are benefits made available to officers and certain other highly compensated employees of the Company which are not generally available for other employees of the Company. These benefits are subject to the terms and conditions of the plan document plus any applicable federal or state law.

4. Supplemental Retirement Agreement for Dennis Rediker - Supplemental retirement benefits made available only to the Employee the terms of which are contained in Schedule 2.

SCHEDULE 2

SUPPLEMENTAL RETIREMENT AGREEMENT FOR

DENNIS LOUIS REDIKER

THIS AGREEMENT is effective as of June 3, 2000, by and between THE STANDARD REGISTER COMPANY, an Ohio corporation (the "Company"), and DENNIS LOUIS REDIKER (the "Executive").

Background statement

The Executive is now employed by the Company in the capacity of President and Chief Executive Officer under the Agreement between the Company and the Executive dated October 17, 2000 (the "Employment Agreement").

Prior to becoming employed by the Company, the Executive was employed by ECC International, Inc. and by English China Clays, plc. As a result of such prior employment, the Executive is entitled to receive certain retirement benefits from the English China Clays Retirement Income Plan (the "ECC Qualified Plan") and under an agreement between the Executive and ECC International, Inc. dated December 1, 1993 (the "ECC Non-Qualified Supplemental Retirement Agreement"), and under the Supplemental Retirement Agreement for Dennis Louis Rediker between the Executive and ECC International, Inc. dated June 1, 1999 (the "ECC Rediker Supplemental Retirement Agreement").

Upon termination of the Executive's employment by the Company, the Executive may be entitled to receive retirement benefits under one or more qualified and/or non-qualified plans maintained by the Company, including, without limitation, The Stanreco Retirement Plan (the "Stanreco Plan"), The Standard Register Company Non-Qualified Retirement Plan (the "SRC Non-Qualified Plan"), and The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan (the "SRC Officers' Non-Qualified Plan").

The Company desires to supplement the amounts payable to the Executive under all of the foregoing qualified and non-qualified plans so as to provide the Executive with an enhanced amount of retirement income determined by the formula set out herein.

By his execution of this document, the Executive acknowledges that the special pension arrangement set out herein accurately reflects his agreement with the Company.

Now, therefore, the parties agree as follows:

1. The retirement income payable to Executive under this Supplemental Retirement Agreement (Supplemental Benefits) shall be equal to the excess of (a) over (b) where:

a. is the amount of annual retirement income which would be payable to the Executive using the following retirement benefit formula:

(1) if the Executive remains in the employment of the Company until he attains age 57, he shall be vested in, and entitled to receive upon retirement at age 60 or thereafter, a retirement income equal to thirty-five per cent (35%) of his Supplemental Agreement Final Earnings, and

(2) the vested percentage set out in clause (1) above shall increase by an additional five percentage points (5%) at each of Executive's subsequent birthdays on which he is still employed by the Company until, but not beyond, the Executive's sixtieth birthday, at which time if still employed by the Company, the Executive shall be vested in, and entitled to receive upon retirement at age 60 or thereafter, a retirement income equal to fifty percent (50%) of his Supplemental Agreement Final Earnings; and

b. is the sum of the following:

(1) the amount of annual retirement income which the Executive receives from the Stanreco Plan (ignoring any commutation of pension into lump sum and assuming the pension is taken in the form of a single life annuity as described in the Stanreco Plan);

(2) the amount of retirement income which the Executive receives from the SRC Non-Qualified Plan (ignoring any commutation of pension into lump sum and assuming the pension is taken in the form of a single life annuity);

(3) the amount of retirement income which the Executive receives from the SRC Officers' Non-Qualified Plan;

(4) the amount of retirement income which the Executive receives from the ECC Qualified Plan, (ignoring any commutation of pension into lump sum and assuming the pension is taken in the form of a ten year certain and life annuity);

(5) the amount of retirement income which the Executive receives from the ECC Non-Qualified Supplemental Retirement Agreement (ignoring any commutation of pension into lump sum and assuming the pension is taken in the form of a ten year certain and life annuity); and

(6) the amount of retirement income that the Executive receives from the ECC Rediker Supplemental Retirement Agreement, but only to the extent that such amount is in addition to and not the same as the amount of retirement income that is payable under the ECC Non-Qualified Supplemental Retirement Agreement (ignoring any commutation of pension into lump sum and assuming the pension is taken in the form of a ten year certain and life annuity).

For the purpose of this agreement, Supplemental Agreement Final Earnings means the average Annual Base Salary paid by the Company to the Executive during the last three consecutive calendar years of his employment with the Company in accordance with clause 5.1 of the Employment Agreement.

2. In the event of a Change in Control of the Company (as such term is defined in the Employment Agreement Clause 16.3) the Supplemental Benefits payable to the Executive shall be determined as follows:

a. the Executive shall have no claim against the Company other than for the vested benefits as defined in paragraph 1 above determined by using the age of the Executive at the date that the Change in Control takes effect.

3. In the event of a Disability of the Executive, the Supplemental Benefits payable to the Executive shall be determined as follows:

a. if the employment of the Executive shall terminate at any time prior to age 60 because of Disability and if the Executive shall be eligible for and receive disability benefits under the Social Security Act for the period of time from the date of his Disability (after the waiting period required in such Act) continuously until age 60, the Executive shall be entitled to receive a Supplemental Benefits as determined in paragraph 3(b) below commencing at age 60;

b. the yearly amount of the Supplemental Benefits payable to the Executive shall be calculated as if the employment of the Executive had continued from the date of the Disability to age 60, and as if the Executive's annual compensation continued to age 60 at the rate in effect just prior to the onset of the Disability.

c. for purposes of this Agreement, the Disability of the Executive means total and permanent disability of the Executive determined in accordance with the Company's long term disability plan applicable to the Executive;

4. In the event of death of the Executive prior to retirement, the Executive's surviving spouse, if any, shall be entitled to receive fifty percent (50%) of that portion of the Executive's Supplemental Benefits vested in accordance with paragraph 1 above at date of the Executive's death. In the event of death of the Executive prior to retirement with no spouse surviving him, no Supplemental Benefits shall be payable hereunder.

5. The Executive or his surviving spouse (as the case may be) may elect to have Supplemental Benefits paid in any of the benefit forms described in the Stanreco Plan. The amount of Executive's Supplemental Benefits will be actuarially determined in accordance with his election in the same manner and by using the same factors as are applied to convert a form of benefit under the Stanreco Plan.

6. The Executive shall use his reasonable best efforts to receive all benefits which he is entitled to receive under the ECC Qualified Plan, the ECC Non-Qualified Supplemental Retirement Agreement and the ECC Rediker Supplemental Retirement Agreement (collectively the "ECC Plans") and shall provide to the Company in a timely manner all documents and information reasonably requested by the Company about the ECC Plans and the benefits received by the Executive from the ECC Plans.

7. The Executive shall forfeit all Supplemental Benefits to which he would otherwise be entitled under this Supplemental Retirement Agreement if he breaches paragraph 6 above or clauses 10 or 11 of the Employment Agreement (or would have breached either such clause had those clauses been set out in full herein).

8. The rights of the Executive, the Executive's surviving spouse, or any other person claiming through the Executive under this Supplemental Retirement Agreement, shall be solely those of any unsecured general creditor.

9. The Company may withhold from any Supplemental Benefit payment hereunder all federal, state and local taxes as required pursuant to any law or governmental regulation of ruling.

10. No sale, transfer, alienation, assignment, pledge, collateralization, or attachment of any benefits under this Supplemental Retirement Agreement shall be valid or recognized by the Company, except insofar as this provision may be contrary to applicable law.

11. The terms and conditions of this Agreement can only be modified, changed, or altered through the written mutual consent of the Executive and the Company.

12. If any provision of this Agreement is held by any Court to be void or unenforceable in whole or in part, this Agreement shall continue to be valid as to the other provisions thereof and the remainder of the affected provision.

13. This Agreement shall be governed by the laws of Ohio.

THE STANDARD REGISTER COMPANY

By: /S/ P. H. Granzow Paul H. Granzow Chairman of the Board	/S/ D. L. Rediker Dennis L. Rediker