Form 10-Q
period 2001-04-01
STANDARD REGISTER CO
filed 2001-05-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2001
Common stock, $1.00 par value	22,866,142 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

INDEX

Part I - Financial Information		Page

Item 1. Financial Statements		3

a)	Statement of Income
	for the 13 Weeks Ended April 1, 2001 and April 2, 2000	4

b)	Balance Sheet
	as of April 1, 2001 and December 31, 2000	5-6

c)	Statement of Cash Flows
	for the 13 Weeks Ended April 1, 2001 and April 2, 2000	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations		8-10

Item 3. Quantitative and Qualitative Disclosure About Market Risk		10

Part II - Other Information

Item 1. Legal Proceedings		11

Item 2. Changes in Securities and Use of Proceeds		11

Item 3. Defaults upon Senior Securities		11

Item 4. Submission of Matters to a Vote of Security Holders		11

Item 5. Other Information		11

Item 6. Exhibits and Reports on Form 8-K		11

Signature		12

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

The financial statements of the Registrant included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	First Quarter
	13 Weeks Ended
	Apr. 1	Apr. 2
	2001	2000

TOTAL REVENUE	$297,921	$314,241

COSTS AND EXPENSES
Cost of products sold	183,427	194,083
Engineering and research	2,684	2,439
Selling and administrative	84,894	86,253
Depreciation and amortization	13,762	14,332
Interest	3,177	3,145
Restructuring	112,676	17,200
Total costs and expenses	400,620	317,452

LOSS BEFORE INCOME TAXES	(102,699)	(3,211)
Income tax benefit	(41,605)	(1,296)

NET LOSS	$ (61,094) =======	$ (1,915) =======

Average number of shares outstanding - basic	27,574	27,349
Average number of shares outstanding - diluted	27,574	27,349

EARNINGS PER SHARE DATA - BASIC
Net loss	($2.22)	($0.07)

EARNINGS PER SHARE DATA - DILUTED
Net loss	($2.22)	($0.07)

Dividends paid per share	$0.23	$0.23

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	Apr. 1	Dec. 31
A S S E T S	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$ 88,941	$ 56,381
Trading securities	295	295
Accounts receivable	217,532	253,170
Allowance for losses	(12,215)	(6,238)
Inventories
Finished products	106,525	104,806
Jobs in process	19,076	18,451
Materials and supplies	6,563	8,555
Prepaid income taxes	1,186	10,154
Deferred income taxes	50,105	21,773
Prepaid expense	15,926	16,906
Total current assets	493,934	484,253

PLANT AND EQUIPMENT
Buildings and improvements	93,859	93,168
Machinery and equipment	309,386	312,529
Office equipment	159,590	155,251
Total	562,835	560,948
Less accumulated depreciation	291,208	284,301
Depreciated cost	271,627	276,647
Construction in process	22,949	25,432
Land	8,139	8,139
Loss on equip held for disposal	(41,721)	-
Total plant and equipment	260,994	310,218

OTHER ASSETS
Prepaid pension expense	102,898	94,276
Other	15,968	13,859
Total other assets	18,866	108,135
Total assets	$ 873,794 =======	$ 902,606 =======

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)
	Apr. 1	Dec. 31
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of long-term debt	$ 590	$ 590
Accounts payable	28,690	37,821
Accrued compensation	34,559	34,182
Accrued other expense	28,325	25,237
Customer deposits	304	259
Deferred service contract income	6,838	6,910
Accrued restructuring	70,925	8,583
Total current liabilities	170,231	113,582

LONG-TERM LIABILITIES
Long-term debt	202,340	202,930
Deferred compensation	9,958	10,515
Retiree healthcare	52,798	52,798
Deferred income taxes	11,809	28,627
Other long-term liabilities	3,821	-
Total long-term liabilities	280,726	294,870

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,764,507 shares issued	24,765
24,704,329 shares issued		24,704
Class A stock, $1.00 par value
4,725,00 shares issued	4,725	4,725
Capital in excess of par value	38,920	38,123
Accumulated other comprehensive losses	(4,756)	(934)
Retained earnings	410,299	477,731
Treasury stock, at cost
1,797,150 shares	(46,124)
1,748,082 shares		(45,364)
Unearned compensation	(2,118)	(1,981)
Common stock held in grantor trust, at cost
106,832 shares	(2,874)
105,443 shares		(2,850)
Total shareholders' equity	22,837	494,154
Total liabilities and shareholders' equity	$ 873,794 ========	$ 902,606 ========
-6-
THE STANDARD REGISTER COMPANY

STATEMENT OF CASH FLOWS
(Dollars in thousands)
	First Quarter
	13 Weeks Ended
	Apr. 1	Apr. 2
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (61,094)	$ (1,915)

Add items not affecting cash:
Depreciation and amortization	13,762	14,332
Loss (gain) on sale of plant assets	432	(1,582)
Asset impairment	41,721	-
Restructuring charges	69,934	17,200
Net change to deferred income taxes	(45,150)	-
Net change to deferred compensation	(719)	1,713

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	41,615	28,558
Inventories	(352)	(9,218)
Prepaid income taxes	-	(2,040)
Other assets	(1,086)	(3,246)
Prepaid pension	(8,622)	(3,211)
Accounts payable and accrued expenses	(5,666)	(7,828)
Accrued restructuring expenses	(7,592)	(233)
Income taxes payable	8,968	-
Customer deposits	45	-
Deferred service income	(72)	222
Net adjustments	107,218	34,667
Net cash provided by operating activities	46,124	32,752

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	334	86
Additions to plant and equipment	(7,069)	(21,698)
Net cash used in investing activities	(6,735)	(21,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(590)	-
Proceeds from issuance of common stock	858	224
Purchase of Treasury Stock	(760)	-
Dividends paid	(6,337)	(6,300)
Net cash used in financing activities	(6,829)	(6,076)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	32,560	5,064
Cash and cash equivalents, beginning	56,381	56,957
CASH AND CASH EQUIVALENTS, ENDING	$ 88,941 ========	$ 62,021 ========
-7-

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS FROM OPERATIONS

Significant Events

On January 25, 2001, the Company announced a Renewal Plan designed to recover the market value of the Company and establish a platform for long-term earnings growth and shareholder return. The Plan consists of four phases: Restructuring, Reorganization, Performance Improvement and Growth Initiatives.

Restructuring

In order to establish a strong foundation for growth in profitability, the Company will eliminate an estimated $230 - $250 million of low margin revenue that does not provide an adequate return on assets and overhead employed. In concert with this action, the workforce and production capacity will be reduced by approximately 30%, generating $125 million in projected annual cost savings.

To date, 11 production facilities have been closed and the workforce has been reduced by 1,030 people. In addition, 21 sales offices and eight warehouses have been consolidated into other locations. The restructuring actions will be completed by year-end. These actions resulted in a pre-tax charge of $113 million, or $2.44 per share after tax. The $113 million consisted of asset write-downs of $42 million, other non-cash costs of $19 million and cash closing costs of $52 million. Annual savings will recover the cash closing costs in approximately one year. The Company also anticipates approximately $8 million of expense related to the implementation of the Plan throughout the rest of 2001.

Reorganization

In the Reorganization phase, The Company will change from a single functional organizational structure to four strategic business units with distinct profiles and missions, including Document Management, Fulfillment, Labels, and SMARTworks.com. Each strategic business unit will evolve into an independent organization responsible for its own sales, marketing, manufacturing, distribution, and administrative functions in order to accomplish its distinct mission. Document Management will manage the traditional business to sustain value while incubating new opportunities and helping our customers migrate selected printed documents to Electronic Document Management Systems. Fulfillment, Labels and SMARTworks.com will pursue significant growth opportunities in their respective markets.

These organizational changes will take place during 2001 and the Company expects to report along these segments no later than the first quarter 2002.

Performance Improvement

This phase of the plan deals with improving operating performance through a series of initiatives including intensifying account management, reducing the cost of quality, reducing working capital and redefining incentive plans. The phase will center around using Six Sigma business processes to improve performance and increase customer satisfaction. The Company will make a significant investment in people and training in order to implement the process over the next two years.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

Growth Initiatives

The growth initiatives are expected to increase the Company's revenue from higher growth markets. Identified growth initiatives that will kick off in 2001 include Distribution Labels, Document Consulting, Fulfillment Services and E-Procurement.

Results of Operations

The net loss for the first quarter ended April 1, 2001 was $61.1 million or $2.22 per share, compared to a net loss of $1.9 million and $.07 per share for the first quarter 2000. These results and comparisons were significantly impacted by restructuring actions in both periods.

Excluding restructuring, net income before restructuring was $5.9 million, or $.22 per share compared to $8.3 million, or $.31 per share for the same period last year.

$ Millions

First Quarter Net Profit
	2001	2000	Chg.
Net Profit before Restructuring	$ 5.9	$ 8.3	<$ 2.4>
Restructuring (net of tax)	< 67.0>	<10.2>	< 56.8>
Total Reported	<$61.1>	<$1.9>	<$59.2>

Two factors were primarily responsible for the $2.4 million reduction in net income before restructuring: lower revenue and increased investment in SMARTworks.com, Inc.

Revenue for the first quarter was $297.9 million, $16.3 million or 5.2% below the $314.2 million reported for the first quarter 2000. The Restructuring phase of the Renewal Plan includes the elimination during 2001 of an estimated $230 to $250 million in annual revenue of low margin business. In the quarter, revenue from this low margin business was approximately $25 million lower that the comparable quarter of 2000. Revenue from all other sources increased $9 million, or 3%, for the quarter.

The reported gross margin from continuing operations increased from 38.2% of revenue in the first quarter 2000 to 38.4% in the current quarter. The first quarter 2000 results included an unfavorable LIFO inventory charge of $2.1 million pretax. By comparison, there was no LIFO adjustment in the current year's first quarter. Adjusting for the non-operating LIFO adjustment in the first quarter 2000 results in a quarter-to-quarter gross margin decrease of 0.5% in relation to revenue. This decline is primarily attributable to the decline in revenue. The decline in gross margin was in line with the results predicted by the restructuring plan, which calls for declines in revenue in advance of the related plant closings and cost reductions. Gross margins are expected to exceed the prior year level by the fourth quarter of the year.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

Total selling, administrative, and R&D expenses were $1 million lower than the same period in 2000. Overall, spending decreases of $4 million were offset by a $3 million planned increase in SMARTworks.com, Inc.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $33 million during the quarter to $89 million. Debt decreased $1 million to $202 million. Netting the $89 million of cash against total debt of $202 million produces a "net debt" to "total net capital" ratio of 21.1%. The increase in cash was driven by reduced working capital, primarily accounts receivable, and relatively light capital spending. Capital expenditures were $6 million for the quarter. The current outlook for the year calls for capital spending in the $45 million to $50 million range.

Effective May 11, 2001, the Company executed a new revolving credit agreement to replace its previous agreement. In the new agreement, 10 banks provided a four-year commitment of up to $170 million and a one-year commitment (plus a one-year term loan extension at the Company's option), of up to $85 million. The interest rate swap, which matures January 2003, remained in place. As a result of the higher spread over LIBOR in the new agreement, the Company will incur a 56 basis point increase in the effective interest rate over the balance of the interest rate swap period, bringing the all-in, fully-drawn rate during that period to 6.65%.

The Company believes that the combination of internally generated funds, existing cash reserves, and available credit will be sufficient to finance its operations over the next year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedging criteria are met.

The Company entered into an interest rate swap agreement to reduce the impact of potential increases on floating rate debt. The interest rate swap, which was entered into during 1997, had a notional amount of $200 million at April 1, 2001. The Company accounts for the swap as a cash flow hedge whereby the fair value of the swap is reflected in other long term liabilities in the accompanying consolidated balance sheet with the offset recorded as accumulated other comprehensive income (loss). At April 1, 2001, the fair value of the swap was $3.8 million.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2001

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

a) Reports on Form 8K

Form 8K was not filed within the reporting period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 15, 2001

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President, Administration, Treasurer
Chief Financial Officer, and Chief Accounting Officer