Form 10-Q
period 2001-07-01
STANDARD REGISTER CO
filed 2001-08-14
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2001
Common stock, $1.00 par value	22,884,064 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

INDEX

		Page
Part I - Financial Information

Item 1. Financial Statements

a)	Statement of Income
	for the 13 Weeks Ended July 1, 2001 and July 2, 2000 and
	for the 26 Weeks Ended July 1, 2001 and July 2, 2000	4

b)	Balance Sheet
	as of July 1, 2001 and July 2, 2000	5-6

c)	Statement of Cash Flows
	for the 26 Weeks Ended July 1, 2001 and July 2, 2000	7

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk		11

Part II - Other Information

Item 1. Legal Proceedings		12

Item 2. Changes in Securities and Use of Proceeds		12

Item 3. Defaults upon Senior Securities		12

Item 4. Submission of Matters to a Vote of Security Holders		12-13

Item 5. Other Information		13

Item 6. Exhibits and Reports on Form 8-K		13

Signature		14

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

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

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	Second Quarter		Six Months
	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

TOTAL REVENUE	$ 294,768	$ 321,081	$ 592,689	$ 635,322

COSTS AND EXPENSES
Cost of products sold	193,488	197,897	376,915	391,980
Engineering and research	4,554	2,834	7,238	5,273
Selling and administrative	75,599	85,848	160,493	172,101
Depreciation and amortization	12,513	13,890	26,275	28,222
Interest	3,249	3,214	6,426	6,359
Restructuring	2,331	-	115,007	17,200
Total Costs and Expenses	291,734	303,683	692,354	621,135

INCOME (LOSS) BEFORE INCOME TAXES	3,034	17,398	(99,665)	14,187
Income Tax (Benefit)	1,121	6,995	(40,484)	5,699

NET INCOME (LOSS)	$ 1,913 =======	$ 10,403 =======	$ (59,181) =======	$ 8,488 =======

Average Number of Shares Outstanding - Basic	27,594	27,366	27,584	27,358
Average Number of Shares Outstanding - Diluted	27,691	27,366	27,584	27,358

Net Income (Loss) Per Share - Basic	$0.07	$0.38	($2.15)	$0.31
Net Income (Loss) Per Share - Diluted	$0.07	$0.38	($2.15)	$0.31

Dividends Paid Per Share	$0.23	$0.23	$0.46	$0.46

THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	July 2,	Dec. 31,
A S S E T S	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$ 99,655	$ 56,381
Short-term investments	295	295
Accounts receivable	224,834	253,170
Allowance for losses	(12,509)	(6,238)
Inventories
Finished products	82,159	104,806
Jobs in process	6,567	18,451
Materials and supplies	6,439	8,555
Prepaid income taxes	189	10,154
Deferred income taxes	50,105	21,773
Prepaid expense	17,207	16,906
Total current assets	474,941	484,253

PLANT AND EQUIPMENT
Buildings and improvements	94,140	93,168
Machinery and equipment	313,412	312,529
Office equipment	160,752	155,251
Total	568,304	560,948
Less accumulated depreciation	302,497	284,301
Depreciated cost	265,807	276,647
Construction in process	20,149	25,432
Land	8,139	8,139
Loss on equip held for disposal	(41,298)	-
Total plant and equipment	252,797	310,218

OTHER ASSETS
Prepaid pension expense	105,196	94,276
Other	16,827	13,859
Total other assets	122,023	108,135

Total assets	$ 849,761 ========	$ 902,606 ========

THE STANDARD REGISTER COMPANY
BALANCE SHEET
(Dollars in thousands)
	July 1,	Dec. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of long-term debt	$ 630	$ 590
Accounts payable	25,911	37,821
Accrued compensation	33,006	34,182
Accrued other expense	28,847	25,237
Customer deposits	304	259
Deferred service contract income	6,636	6,910
Accrued restructuring	53,519	8,583
Total current liabilities	148,853	113,582

LONG-TERM LIABILITIES
Long-term debt	202,300	202,930
Deferred compensation	11,449	10,515
Retiree healthcare	52,798	52,798
Deferred income taxes	11,809	28,627
Other long-term liabilities	4,646	-
Total long-term liabilities	283,002	294,870

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,789,574 shares issued	24,790
24,704,329 shares issued		24,704
Class A stock, $1.00 par value
4,725,00 shares issued	4,725	4,725
Capital in excess of par value	39,287	38,123
Accumulated other comprehensive losses	(5,580)	(934)
Retained earnings	405,866	477,731
Treasury stock, at cost
1,797,150 shares	(46,124)
1,748,082 shares		(45,364)
Unearned compensation	(2,052)	(1,981)
Common stock held in grantor trust, at cost
115,708 shares at cost	(3,006)
105,443 shares at cost		(2,850)
Total shareholders' equity	417,906	494,154

Total liabilities and shareholders' equity	$ 849,761 ========	$ 902,606 ========
-6-
THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Six Months
	26 Weeks Ended
	July 1,	July 2,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (59,181)	$ 8,488

Add items not affecting cash:
Depreciation and amortization	26,275	28,222
Loss (gain) on sale of plant assets	1,038	(896)
Asset impairment	41,721	-
Restructuring charges	69,934	-
Net change to investments	-	85
Net change to deferred income taxes	(45,150)	-
Net change to deferred compensation	707	1,893

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	34,607	22,649
Inventories	36,647	(4,736)
Other assets	(2,757)	(4,897)
Prepaid pension	(10,920)	(6,324)
Accounts payable and accrued expenses	(9,476)	(5,571)
Accrued restructuring expenses	(24,998)	16,480
Income taxes payable	9,965	(4,729)
Customer deposits	45	-
Deferred service income	(274)	(277)
Net adjustments	127,364	41,899
Net cash provided by operating activities	68,183	50,387

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	460	230
Additions to plant and equipment	(12,104)	(43,268)
Investment in VeriCode	(481)	-
Net cash used in investing activities	(12,125)	(43,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on longterm debt	(590)	-
Proceeds from issuance of common stock	1,250	144
Redemption of common stock	(760)	382
Dividends paid	(12,683)	(12,578)
Net cash used in financing activities	(12,783)	(12,052)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	43,275	(4,703)

Cash and cash equivalents, beginning	56,380	56,957

CASH AND CASH EQUIVALENTS, ENDING	$ 99,655 =======	$ 52,254 =======
-7-

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

Significant Events

Restructuring

In order to establish a strong foundation for growth in profitability, the Company previously announced that it will eliminate an estimated $230 - $250 million of low margin revenue that does not provide an adequate return on assets and overhead employed. In concert with this action, the workforce and production capacity will be reduced by approximately 30%, generating $125 million in projected annual cost savings.

To date, 21 production facilities have been closed and the workforce has been reduced by 1,600 people. In addition, 110 sales offices and 21 warehouses have been consolidated into other locations. During the quarter, the Company spent $1.4 million after tax in implementing the restructuring plan. This expense is primarily for equipment and personnel relocations from closed facilities. The Company anticipates approximately $3 million in additional expense after tax related to the implementation of the Plan throughout the rest of 2001.

Reorganization

In the Reorganization phase, The Company is in the process of changing from a single functional organizational structure to four strategic business units (SBU's) with distinct profiles and missions. The four SBU's will be Document Management, Fulfillment Services, Labels and Label Systems, and SMARTworks.com. Each strategic business unit will be responsible for its own sales, marketing, manufacturing, distribution, and administrative functions. Document Management will manage the traditional business to sustain value, incubate new investment opportunities, and help our customers migrate selected printed documents to Electronic Document Management Systems. Fulfillment Services, Labels and Label Systems, and SMARTworks.com will pursue significant growth opportunities in their respective markets.

These organizational changes will continue to take place during 2001 and the Company expects to report along these segments no later than the first quarter 2002.

Performance Improvement

This phase of the plan deals with improving operating performance through a series of initiatives including intensifying account management, reducing the cost of quality, reducing working capital and implementing new incentive plans. The phase will center around using Six Sigma business processes to improve performance and increase customer satisfaction. The Company will make a significant investment in people and training in order to implement the process over the next two years.

Growth Initiatives

The growth initiatives are expected to increase the Company's revenue from higher growth markets. Identified growth initiatives that will kick off in 2001 include Distribution Labels, Document Consulting, Fulfillment Services and E-Procurement.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

Results of Operations

The Company announced its restructuring plan in January 2001. The discussion of second quarter 2001 results is presented here primarily in the context of the expected pattern of 2001 quarterly operating earnings that flow from the restructuring actions. Since the elimination of low margin accounts will generally precede cost reductions, the Company expected first and second quarter 2001 operating earnings to be relatively low in relation to prior periods (first and second quarter 2000 net operating results, excluding restructuring, were $.31 and $.38 per share, respectively). The expectation for the third quarter 2001 was for improved earnings in relation to the first and second quarters. The announced target for fourth quarter 2001 net profit was $.45 per share, excluding restructuring costs, which would represent a 35% increase over the average operating result for 2000.

The first and second quarters of the year were significantly impacted by restructuring charges and other non-recurring adjustments, as indicated in the table below.

	2Q01
	Reported		Non-Oper	Operating		1Q01
	$ Mil	% Rev	$ Mil	$ Mil	% Rev	$ Mil	% Rev
Revenue	294.8	100.0%	8.8	285.9	100.0%	297.9	100.0%
% Change	-8.2%			-10.9%		-5.2%

Cost of Products Sold	193.5	65.6%	13.3	180.2	63.0%	183.4	61.6%
Gross Margin	101.3	34.4%	-4.5	105.8	37.0%	114.5	38.4%

SG&A Expenses	80.2	27.2%		80.2	28.0%	87.6	29.4%
EBITDA	21.1	7.2%	-4.5	25.6	9.0%	26.9	9.0%

Depreciation & Amortization	12.5			12.5		13.8
Interest Expense	3.2			3.2		3.2
EBT	5.4	1.8%	-4.5	9.8	3.4%	10.0	3.4%

Income Tax	2.1		-1.8	3.9		4.1
Net Profit Before Restructuring	3.3	1.1%	-2.7	6.0	2.1%	5.9	2.0%
Earnings Per Share	$0.12		-$0.10	$0.22		$0.22

Restructuring After Tax	-1.4		-1.4			-67.0
Total Net Profit	1.9 ======		-4.1 =======	6.0 ======		-61.1 =====
Earnings Per Share	$0.07		-$0.15	$0.22		-$2.22

Total reported net profit for the second quarter was $1.9 million or $.07 per share. The quarter's results were reduced by after tax restructuring expenses and other adjustments of $1.4 million and $2.7 million, respectively.

The restructuring expense of $1.4 million after tax represents costs not chargeable to the first quarter restructuring accrual, such as the cost of moving manufacturing equipment from closed facilities to plants remaining open.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

The $2.7 million in after tax adjustments was comprised of three non-operating items. First, a cutoff error at the end of last year resulted in an $8.8 million understatement of revenue. Second, the value of finished goods was reduced by $21.4 million as a result of the accumulation of many individually small transactional errors that were traced as far back as January 1998 when a new cost system was installed. Third, the Company changed an accounting procedure to provide for the proper matching of cost to revenue for warehousing services. Previously, cost was reported up front, as incurred, instead of being matched to revenue as the stored product was shipped from the warehouse and invoiced. The effects of these adjustments are summarized below:

		Cost of	Gross
($Millions)	Revenue	Goods Sold	Margin
Revenue Cutoff	8.8		8.8
Finished Goods Inventory		21.4	-21.4
Costing Policy Change		-8.1	8.1
Total Pretax	8.8	13.3	-4.5

After Tax			-.2.7

Excluding these non-operating items, net income for the second quarter was $6.0 million or $.22 per share. This result was in line with the first quarter 2001's $5.9 million, $.22 per share net operating result and met management's expectations.

As expected, revenue in the second quarter was below both the second quarter of the prior year and the first quarter of the current year, primarily as a result of the on-going elimination of low margin business. The Company expects further revenue reductions in the third and fourth quarters. Although difficult to predict with precision, management believes its original estimate remains reasonable that revenue reductions would total $230 - $250 million on an annualized basis by year-end.

The second quarter gross margin (before adjustments) was $106 million, down $9 million from the first quarter figure. Fixed manufacturing costs were lower, but the lower revenue and residual clean-up costs at plants being closed accounted for the net margin reduction.

SG&A expenses continued to come down, dropping $8 million below the first quarter level as a result of personnel and other expense cuts. Depreciation was $1 million lower, a reflection of fewer fixed assets in operation. Interest expense was essentially unchanged.

Overall, at the midpoint of the year, management believes it is on track to achieve its stated 4th quarter earnings goal.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $11 million during the quarter to $100 million. Debt remained at $203 million. Netting the $100 million of cash against total debt of $203 million produces a "net debt" to "total net capital" ratio of 19.8%. The increase in cash was driven by reduced working capital, primarily inventories, and relatively light capital spending. Capital expenditures were $5 million for the quarter and $12 million for the first six months. The rate of capital spending is expected to increase in the second half of the year, but the year's total expenditures will be well below historical levels.

Effective May 11, 2001, the Company executed a new revolving credit agreement to replace its previous agreement. In the new agreement, 10 banks provided a four-year commitment of up to $170 million and a one-year commitment (plus a one-year term loan extension at the Company's option), of up to $85 million. The interest rate swap, which matures January 2003, remained in place and had a notional amount of $200 million at July 1, 2001. As a result of the higher spread over LIBOR in the new agreement, the Company will incur a 56 basis point increase in the effective interest rate over the balance of the interest rate swap period, bringing the all-in, fully-drawn rate during that period to 6.65%. The Company accounts for the swap as a cash flow hedge whereby the fair value of the swap is reflected in other long term liabilities in the accompanying consolidated balance sheet with the offset recorded as accumulated other comprehensive income (loss). At July 1, 2001, the fair value of the swap was $4.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in market risk since the quarter ended July 1, 2001.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held April 18, 2001.

Following is the result of voting by the Shareholders regarding fixing and determining the number of Directors to be eight:

IN FAVOR	OPPOSED	ABSTAINED
44,506,314	380,909	41,406

As a result of voting of the Shareholders, the following were elected to the Company's Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	WITHHELD
Roy W. Begley, Jr.	44,805,949	122,680
F. David Clarke, III	44,754,373	174,256
Paul H. Granzow	44,012,624	916,005
Graeme G. Keeping	44,790,655	137,974
Dennis L. Rediker	44,002,417	926,212
Ann Scavullo	44,806,280	122,349
John J. Schiff, Jr.	44,807,969	120,660
John Q. Sherman, II	44,803,305	125,324

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company's Auditors for the year 2001:

IN FAVOR	OPPOSED	ABSTAINED
44,890,487	21,195	16,947

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a) Reports on Form 8K

    Form 8K was not filed within the reporting period.

b) Material Contacts

The Exhibit listed below is filed as part of this Form 10-Q.

Included in this filing is the Credit Agreement between the Company and the following banking institutions: KeyBank National Association, The Chase Manhattan Bank, National City Bank, The Fifth Third Bank, The Bank of New York, Bank One Michigan, Firstar Bank N.A., Harris Trust and Savings Bank, Bank of America N.A., and Standard Federal Bank.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President, Administration, Treasurer
Chief Financial Officer, and Chief Accounting Officer