Form 10-Q
period 2001-09-30
STANDARD REGISTER CO
filed 2001-11-14
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of the each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2001
Common stock, $1.00 par value	22,904,396 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

INDEX

		Page
Part I - Financial Information

Item 1. Financial Statements

a)	Statement of Income
	for the 13 Weeks Ended September 30, 2001 and October 1, 2000 and
	for the 39 Weeks Ended September 30, 2001 and October 1, 2000	4

b)	Balance Sheet
	as of September 30, 2001 and December 31, 2000	5-6

c)	Statement of Cash Flows
	for the 39 Weeks Ended September 30, 2001 and October 1, 2000	7

Item 2. Managements Discussion and Analysis of Financial Condition
and Results of Operations	8-12

Item 3. Quantitative and Qualitative Disclosure About Market Risk	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 2. Changes in Securities and Use of Proceeds	14

Item 3. Defaults upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14-15

Signature	16

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

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

THE STANDARD REGISTER COMPANY

STATEMENT OF INCOME
(Dollars in thousands, except per share amounts)

	Third Quarter		Nine Months
	13 Weeks Ended		39 Weeks Ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2001	2000	2001	2000

TOTAL REVENUE	$ 255,405	$ 303,895	$ 848,094	$ 939,217

COSTS AND EXPENSES
Cost of products sold	165,093	185,715	542,008	577,695
Engineering and research	3,900	2,808	11,138	8,081
Selling and administrative	71,530	84,264	232,023	256,365
Depreciation and amortization	10,490	14,431	36,765	42,653
Interest	3,411	3,147	9,837	9,506
Restructuring	5,241	-	120,248	17,200
Total Costs and Expenses	259,665	290,365	952,019	911,500

(LOSS) INCOME BEFORE INCOME TAXES	(4,260)	13,530	(103,925)	27,717
Income Tax (Benefit) Expense	(2,831)	5,174	(43,315)	10,873

NET (LOSS) INCOME	$ (1,429) =======	$ 8,356 =======	$ (60,610) =======	$ 16,844 =======

Average Number of Shares Outstanding - Basic	27,611	27,381	27,593	27,366
Average Number of Shares Outstanding - Diluted	27,611	27,381	27,593	27,366

Net (Loss) Income Per Share - Basic	($0.05)	$0.31	($2.20)	$0.62
Net (Loss) Income Per Share - Diluted	($0.05)	$0.31	($2.20)	$0.62

Dividends Paid Per Share	$0.23	$0.23	$0.69	$0.69

-4-
THE STANDARD REGISTER COMPANY

BALANCE SHEET
(Dollars in thousands)

	Sept. 30,	Dec. 31,
A S S E T S	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$ 134,341	$ 56,381
Short-term investments	295	295
Accounts receivable	191,027	253,170
Allowance for losses	(12,554)	(6,238)
Inventories
Finished products	66,985	104,806
Jobs in process	13,783	18,451
Materials and supplies	7,859	8,555
Prepaid income taxes	3,215	10,154
Deferred income taxes	50,105	21,773
Prepaid expense	15,614	16,906
Total current assets	470,670	484,253

PLANT AND EQUIPMENT
Buildings and improvements	95,557	93,168
Machinery and equipment	300,546	312,529
Office equipment	165,632	155,251
Total	561,735	560,948
Less accumulated depreciation	297,445	284,301
Depreciated cost	264,290	276,647
Construction in process	11,591	25,432
Land	8,139	8,139
Loss on equipment held for disposal	(33,262)	-
Total plant and equipment	250,758	310,218

OTHER ASSETS
Prepaid pension expense	107,122	94,276
Other	11,692	13,859
Total other assets	118,814	108,135

Total assets	$ 840,242 ========	$ 902,606 ========

-5-
THE STANDARD REGISTER COMPANY
BALANCE SHEET
(Dollars in thousands)
	Sept. 30,	Dec. 31,
LIABILITIES AND SHAREHOLDERS EQUITY	2001	2000

CURRENT LIABILITIES
Current portion of long-term debt	$ 630	$ 590
Accounts payable	34,919	37,821
Accrued compensation	41,010	34,182
Accrued other expense	32,210	25,237
Customer deposits	171	259
Deferred service contract income	6,546	6,910
Accrued restructuring	32,299	8,583
Total current liabilities	147,785	113,582

LONG-TERM LIABILITIES
Long-term debt	202,300	202,930
Deferred compensation	10,280	10,515
Retiree healthcare	52,798	52,798
Deferred income taxes	11,809	28,627
Other long-term liabilities	8,462	-
Total long-term liabilities	285,649	294,870

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value
24,810,802 shares issued	24,810
24,704,329 shares issued		24,704
Class A stock, $1.00 par value
4,725,000 shares issued	4,725	4,725
Capital in excess of par value	39,621	38,123
Accumulated other comprehensive losses	(9,396)	(934)
Retained earnings	398,086	477,731
Treasury stock, at cost
1,797,150 shares	(46,124)
1,748,082 shares		(45,364)
Unearned compensation	(1,879)	(1,981)
Common stock held in grantor trust, at cost
117,113 shares at cost	(3,035)
105,443 shares at cost		(2,850)
Total shareholders equity	406,808	494,154
Total liabilities and shareholders equity	$ 840,242 ========	$ 902,606 ========
-6-
THE STANDARD REGISTER COMPANY
STATEMENT OF CASH FLOWS
(Dollars in thousands)
	Nine Months
	39 Weeks Ended
	Sep. 30,	Oct. 1,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (60,610)	$ 16,844

Add items not affecting cash:
Depreciation and amortization	36,765	42,654
Gain on sale of assets	(1,310)	(1,679)
Asset impairment	41,721	-
Restructuring charges	68,016	-
Net change to investments	-	85
Net change to deferred income taxes	(45,150)	-
Net change to deferred compensation	(318)	1,946

Increase/(decrease) in cash arising from changes in assets and liabilities:
Accounts receivable	68,459	34,209
Inventories	43,185	(14,231)
Other assets	(7,690)	(1,297)
Prepaid pension	(12,846)	(9,363)
Accounts payable and accrued expenses	10,898	(6,743)
Accrued restructuring expenses	(44,300)	12,925
Income taxes payable	6,939	(2,941)
Customer deposits	(88)	-
Deferred service income	(364)	544
Net adjustments	163,917	56,109
Net cash provided by operating activities	103,307	72,953

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of plant assets	474	4,435
Additions to plant and equipment	(13,472)	(56,295)
Proceeds from sale of IcomXpress investment	6,899	-
Investment in Vericode	(468)	-
Net cash used in investing activities	(6,567)	(51,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(590)	-
Proceeds from issuance of common stock	1,604	366
Redemption of common stock	(760)	1,176
Dividends paid	(19,034)	(18,871)
Net cash used in financing activities	(18,780)	(17,329)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	77,960	3,764

Cash and cash equivalents, beginning	56,381	56,957

CASH AND CASH EQUIVALENTS, ENDING	$ 134,341 ========	$ 60,721 ========
-7-

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

Significant Events

The Company announced in January 2001 that it would undertake a four-phase initiative designed to renew the value of the Company and establish a strong foundation for long-term earnings growth.

Restructuring

In the first phase, the Company expected to eliminate an estimated $230 - $250 million of low margin revenue that did not provide an adequate return on assets and overhead employed. In concert with this action, the workforce and production capacity was to be reduced by approximately 30%, generating $125 million in projected annual cost savings. These actions, which were to occur over the first three quarters of this year, would enable Standard Register to emerge in the fourth quarter as a smaller, but more profitable company.

The Company completed its restructuring on schedule. Twenty-five production facilities have been closed and the workforce has been reduced by approximately 2,400 people. In addition, 149 sales offices and 29 warehouses have been consolidated into other locations. When the full effect of actions taken through the third quarter are realized, the Company expects to achieve its $125 million cost savings target.

The cost of the restructuring is expected to be equal to or slightly less than the planned amount. The Company recorded a charge of $113 million in the first quarter of the year. It has also recorded restructuring expense in the second and third quarters of $2 million and $5 million, respectively, to recognize expenditures related to the restructuring but not chargeable to the opening restructuring accrual. The most prominent examples of these expenses have been for the relocation of equipment and personnel from closed facilities. The Company expects to record approximately $2.0 million after tax in restructuring expense in the fourth quarter.

Reorganization

In the Reorganization phase, the plan was for the Company to change from a single functional organizational structure to four strategic business units (SBU's) with distinct profiles and missions. The four SBU's will be Document Management, Fulfillment Services, Label Solutions, and SMARTworks.com. Each strategic business unit will be responsible for its sales, marketing, manufacturing, distribution, and administrative functions.

These organizational changes are largely in place and the Company expects to report along these segments in the fourth quarter 2001.

Performance Improvement

This phase of the plan recognized that significant gains in revenue, profitability, asset management, and market value were possible by making investments in people and processes that improved basic on-going operations.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

Two examples of performance improving initiatives undertaken this year are the installation Customer Relationship Management (CRM) software and the rollout of Six Sigma business processes. Sales representatives have been trained on the CRM software and there are early indications that this disciplined approach will result in improved sales productivity. Investments in Six Sigma have focused on recruiting high caliber talent from inside and outside of the Company, establishing the program infrastructure, and completing the first rounds of training. Management views Six Sigma as a permanent and integral component of the Company's drive to improve productivity and customer satisfaction.

Growth Initiatives

This phase recognized that restructuring alone would not establish the basis for long-term value growth and that an increasing portion of the Company's business must come from markets that exhibit more significant growth and value potential. In addition to redirecting internal investments, the Company intends to develop acquisition plans and expects to use its strong balance sheet to execute acquisitions that bring technology and capability to drive a greater presence in growth markets.

Two early examples of the Company's 2001 investments for growth in value are its distribution label initiative and SMARTworks.com, the Company's e-procurement offering. The Company formed a joint venture to provide turnkey solutions, including printers, custom software, and labels, to retailers shipping large volumes of packages to their customers. At SMARTworks, the Company expects its 2001 investment (recorded entirely as expense) to reach approximately $18 million, approximately three times the prior year spending.

Results of Operations

The Company announced its restructuring plan in January 2001. A discussion of third quarter year-to-date 2001 versus 2000 is not presented due to the impact that the four-phase initiative discussed above had on the comparability of the results of operations. The discussion of third quarter 2001 results is presented here in the context of the expected pattern of 2001 quarterly operating earnings that flow from the restructuring actions. Since the elimination of low margin accounts would generally precede cost reductions, the Company expected earnings in the first three quarters of 2001 to be relatively low. The third quarter marks the end of the restructuring period, which spanned the first nine months of 2001. The announced target for fourth quarter 2001 net income was $.45 per share, excluding restructuring expense, which would represent a 35% increase over the average quarterly net income in 2000.

The first, second and third quarters of the year were significantly impacted by restructuring charges and other non-recurring adjustments, as indicated in the table below (please refer to Form 10-Q reports for analyses of the first and second quarter results shown in the table). Third quarter Net Income Excluding Restructuring was $1.7 million or $.06 per share, compared to the $.22 per share result in each of the first and second quarters. Including restructuring expenses, the third quarter resulted in a net loss of $1.4 million or $.05 per share.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

A pro forma result for the third quarter is also shown below, which adjusts the third quarter operating result for two categories of items. First, since many of the restructuring actions occurred during the third quarter, a full quarter's savings were not realized. Secondly, there were some non-recurring charges discussed below that had an impact on the results. On a pro forma basis, net income excluding restructuring and other non-recurring expenses was $7.9 million or $.29 per share in the third quarter, up from the $.22 per share in both the first and second quarters of 2001.

	1Q 01	2Q 01	3Q01	3Q01
			Reported	ProForma
Revenue	297.9	286.0	255.4	255.4

Gross Margin	114.5	105.8	90.3	96.0
% Revenue	38.4%	37.0%	35.4%	37.6%

SG&A Expenses	87.6	80.2	75.4	70.0
EBITDA	26.9	25.6	14.9	26.0

Interest	3.2	3.2	3.4	3.4
Depreciation	13.8	12.5	10.5	10.5
Pretax Profit	9.9	9.9	1.0	12.1

Net Income Excluding Restructuring	5.9 =====	6.2 =====	1.7 =====	7.9 ====
Earnings Per Share	0.22	0.22	0.06	0.29

Restructuring After Tax	-67.0	-1.5	-3.1
Write Offs/Adjustments after Tax	-	-2.8	-

Reported Net (Loss) Income	-61.1 =====	1.9 =====	-1.4 =====
Earnings Per Share	-2.22	0.07	-0.05

Third quarter revenue of $255 million was below revenue in the first two quarters of the year, primarily as a result of the on-going elimination of low margin business discussed earlier. The quarter's revenue did fall about $12 million short of expectations, however, this was primarily due to weak shipments in September, which reduced earnings by approximately $0.13 per share. This revenue shortfall is believed to be in reaction to weak economic conditions and the business disruption following the September 11 terrorist attacks. It is noteworthy that the quarter ended with strong production and delivery backlogs and management expects fourth quarter revenue to be above the third quarter level.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

The third quarter gross margin (before adjustments) was $90.3 million, down $15.5 million from the second quarter figure. The revenue decline discussed above outpaced the cost eliminations, thus accounting for a significant portion of the gross margin decline. Fixed manufacturing costs were lower, but the productivity in the plants was lower as a result of the extensive redistribution of equipment and products to different plants. Setup and training issues have increased variable costs in the plants. This is a temporary cost increase while the plants become more experienced with the new equipment and products. The pro forma view adjusts for an estimated $5.7 million in the third quarter gross margin that related to costs at closed facilities and non-recurring expenses.

SG&A expenses continued to decline, dropping $4.8 million below the second quarter level as a result of personnel and other expense cuts. The pro forma view adjusts for an estimated $5.4 million of expense primarily related to investments in sales force automation, legal expenses and computer lease buyouts. Depreciation was $2 million lower than the second quarter, a reflection of fewer fixed assets in operation. Interest expense was essentially unchanged.

Management continues to believe the Company will achieve its fourth quarter net income goal of $.45 per share before restructuring expenses.

Liquidity and Capital Resources

The balance of Cash, Cash Equivalents, and Short-term Investments increased $34 million during the quarter to $134 million. The Company realized an increase in cash of $6.9 million due to the sale of a minor interest in IcomXpress. Debt remained at $202 million. Netting the $134 million of cash against total debt of $202 million produces a "net debt" to "total net capital" ratio of 14.3%. The increase in cash was driven by reduced working capital, primarily accounts receivable and inventories, and low capital spending. Capital expenditures were $1 million for the quarter and $13 million for the first nine months. The rate of capital spending for the year will be well below historical levels.

The Company believes that the combination of internally generated funds, existing cash reserves, and available credit will be sufficient to finance its operations.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", which addresses the financial accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. It is anticipated that SFAS No. 141 will not have a material effect on the financial position or results of operations of the Company.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 addresses how intangible assets that are acquired in an acquisition should be recognized and, if necessary, amortized. It also requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company must adopt SFAS No. 142 in fiscal year 2002. Goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of SFAS No. 142. It is anticipated that SFAS No. 142 will not have a material effect on the financial position or results of operations of the Company.

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This statement will require the Company to record a long-lived asset and related liability for the estimated future costs of retiring certain assets. The estimated asset retirement obligation, discounted to reflect present value, will grow to reflect accretion of the interest component. The related retirement asset will be amortized over the economic life of the related asset. Upon adoption of this statement, a cumulative effect of a change in accounting principle will be recorded at the beginning of the effective year to recognize the deferred asset and related accumulated amortization to date, and the estimated discounted asset retirement liability together with cumulative accretion since the inception of the liability.

The Company will perform assessments and obtain the appraisals required to estimate the future retirement costs. Because those evaluations are not yet complete, the Company cannot currently estimate the cumulative effect of this change in accounting principle. Currently, the Company plans to adopt this statement during the first quarter of fiscal 2003.

Forward-Looking Statements

This report includes forward-looking statements covered by the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These statements involve important assumptions, risks, uncertainties and other factors that could cause the Company's actual results for fiscal year 2001 and beyond to differ materially from those expressed in such forward-looking statements. Factors that could cause materially different results include product demand and market acceptance, the frequency and magnitude of raw material price changes, the effect of economic conditions, competitive activities, and other risks described in the Company's filings with The Securities and Exchange Commission.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company entered into an interest rate swap agreement in 1997 to reduce the impact of potential increases on floating rate debt. The interest rate swap, maturing in January 2003, has a notional amount of $200 million at September 30, 2001. As a result of the higher spread over LIBOR in the Company's revolving credit agreement, the Company will incur a 56 basis point increase in the effective interest rate over the balance of the interest rate swap period, bringing the all-in, fully-drawn rate during that period to 6.65%. The Company accounts for the swap as a cash flow hedge whereby the fair value of the swap is reflected in other long term liabilities in the accompanying consolidated balance sheet with the offset recorded as accumulated other comprehensive income (loss). At September 30, 2001, the fair value of the swap was $8.5 million.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

A)  Exhibits

      Part I:

Exhibit#	Description	Location

11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
23	Consents of accountants	Not applicable

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

Part II:

Exhibit #	Description	Location

2	Plan of acquisition, reorganization, arrangement,
	liquidation or succession	Not applicable
3	Articles of incorporation and bylaws	Not applicable
4	Instruments defining the rights of security	Not applicable
10	Material contracts	Not applicable
22	Published reports regarding matters submitted
	to vote of security holders	Not applicable
23	Consents of experts and counsel (not accountants)	Not applicable
24	Power of attorney	Not applicable
99	Additional exhibits	Not applicable

b) Reports on Form 8K

     Form 8K was not filed within the reporting period.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President, Administration, Treasurer
Chief Financial Officer, and Chief Accounting Officer