Form 10-K
period 2001-12-30
STANDARD REGISTER CO
filed 2002-03-22
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

Commission file number 1-1097

THE STANDARD REGISTER COMPANY

(Exact name of Registrant as specified in its charter)

OHIO	31-0455440
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

600 ALBANY STREET, DAYTON OHIO	45408
(Address of principal executive offices)	(Zip Code)

(937) 221-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Name of each exchange
Title of each class	on which registered

Common stock $1.00 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 12, 2002 was approximately $307,417,607, based on a closing sales price of $26.75 per share on March 12, 2002.

At March 12, 2002, the number of shares outstanding of the issuer's classes of common stock are as follows:

Common stock, $1.00 par value	23,057,650 shares
Class A stock, $1.00 par value	4,725,000 shares

Parts I, II, and IV incorporates information by reference from the Annual Report to Shareholders for the year ended December 30, 2001.

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 17, 2002.

#

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                    Description

Page

Item  1.              Business

3

Item  2.              Properties

10

Item  3.              Legal Proceedings

11

Item  4.              Submission of Matters to a Vote of Security Holders

11

Item  5.              Market for Registrant’s Common Equity and Related

                                 Shareholder Matters

14

Item  6.              Selected Consolidated Financial Data

15

Item  7.              Management’s Discussion and Analysis of Financial Condition

                                and Results of Operations

15

Item  7a.            Qualitative and Quantitative Disclosures about Market Risk

15

Item  8.              Financial Statements and Supplementary Data

15

Item  9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 10.             Directors and Executive Officers of the Registrant

16

Item 11.             Executive Compensation

16

Item 12.             Security Ownership of Certain Beneficial Owners and Management

16

Item 13.             Certain Relationships and Related Transactions

16

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K

17

#

Safe Harbor Statement

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  Because such statements deal with future events, they are subject to various risks and uncertainties and actual results for fiscal year 2002 and beyond could differ materially from the Company’s current expectations.  Forward-looking statements are identified by words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  Factors that could cause the Company’s results to differ materially from those expressed in forward-looking statements include, without limitation, variation in demand and acceptance of the Company’s products and services, the frequency, magnitude and timing of paper and other raw-material-price changes, general business and economic conditions beyond the Company’s control, timing of the completion and integration of acquisitions, the consequences of competitive factors in the marketplace, cost-containment strategies, and the Company’s success in attracting and retaining key personnel.  The Company undertakes no obligation to update forward-looking statements as a result of new information since these statements may no longer be accurate or timely.

PART I

Item 1. - BUSINESS

General Overview

The Standard Register Company (the “Company”), a publicly traded company (SR:NYSE), began operations in 1912 in Dayton, Ohio.  Throughout its history, the Company's core business has been the design, manufacture, and sale of business forms.  Currently the Company is one of the largest providers of customized business forms in the United States.  It is a leader in document management for the financial industry – with 20 of the largest 25 banks as customers.  It also serves 18 of the nation’s largest Integrated Delivery Networks (IDNs) in the healthcare industry.  Outside the United States, the Company provides technology and support to business form companies in approximately 30 countries.  With today’s ever changing business environment, the Company continuously focuses not only on design, manufacturing, and the sale of business forms, but also on a wider range of technological products and services that facilitate the recording, storage, and communication of business transactions and information.

In the first month of fiscal 1998, the Company acquired Uarco, Incorporated, a provider of document management services, increasing the size of the Company by 50%.  The Company paid $245 million in cash and financed the purchase by borrowing $230 million under a bank revolving credit agreement.  $60 million of goodwill was created.

On April 1, 1999, the Company sold its promotional direct mail printing operation, Communicolor, to R. R. Donnelley & Sons Company for $98 million, recording an after-tax gain of $16 million.  This gain, net of operating losses incurred by this division prior to the sale, increased the Company’s net income in 1999 by $15 million or $0.54 per diluted share.

Renewal Plan

In July 2000, the Company began work on a restructuring and renewal plan (the “Renewal Plan”) designed to recover the market value of the Company and establish a solid platform for long-term earnings growth.

Late in that year, management concluded that as much as 20% of its customer accounts did not return sufficient margin to justify the levels of investment and overhead required to support them. The effect of this low margin business was to drive the Company’s overall return on capital to a level below its cost of capital.

A second conclusion was that the Company was becoming increasingly over invested in markets with below-average growth prospects.  Further, this tendency was being reinforced by a functional organizational structure that did not nurture those elements of the business that had significant growth potential.

Finally, it was apparent that the Company had many strong attributes, including leadership positions in the hospital and financial services markets, a track record of providing innovative document and work flow solutions valued by its customers, strong cash flow from a diversified base of renewable business, and a very strong financial condition.

In the fourth quarter 2000, as a by-product of work done to develop the Renewal Plan, the Company recognized impairment of long-term assets totaling $74 million and current asset write-offs of $8 million.  The asset impairment included $48 million of goodwill originated in the 1998 acquisition of Uarco, $18 million of idled production equipment, $6 million of software no longer utilized, and a $2 million write-down in an investment in which the Company owned an approximate 10% interest.

In order to reduce excess capacity and fixed operating costs, the Company closed four manufacturing facilities during 2000, its Dayton, Ohio equipment plant and printing plants in Toccoa, Georgia; Corning, Iowa; and Dayton, Ohio.  The Company also offered an early retirement plan to select employees in its Dayton, Ohio headquarters.  These actions produced pretax restructuring charges totaling $25 million.

In January 2001, the Company announced a Renewal Plan comprised of four components:  restructuring, reorganization, performance improvement, and early stage investments for future growth.  Management’s judgment was that all four of these elements were critical to renewing the Company’s value.  Most of the emphasis in 2001 was directed to restructuring and reorganization.  However, several key investments were also initiated in the year to lay the groundwork for operational improvement and growth in 2002 and beyond.

Restructuring

During the latter part of 2000, the Company had analyzed each of its product lines and every customer with over $5 million of revenue to determine the current level of profitability.  In the restructuring component, management decided to eliminate that portion of its business that likely could not be improved to provide an acceptable return, representing an estimated $225 to $250 million of the Company’s $1.3 billion in annual revenue.  The annual revenue base at the end of 2001 was approximately $1.1 billion.

The restructuring program also included consolidation of sales region offices, manufacturing plants and warehouse closures.  In conjunction with these actions, the Company targeted a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative expense, and depreciation.  The objective was for the annualized value of the cost reductions to exceed the annualized loss of contribution margin on the eliminated business.

The Company slightly exceeded its goal of reducing annualized fixed costs by $125 million.  During the restructuring, 25 plants and print centers were closed.  Some production capacity was relocated to other locations, but overall capacity was reduced by about 30%, in line with the Renewal Plan.  In addition, 29 warehouses were closed and their operations were consolidated into other locations.  The savings resulted from the closings and consolidations and a corresponding decrease in employment of 2,330 persons, equivalent to 29% of the workforce.

In the first quarter of 2001, the Company recorded expenses for restructuring and asset impairment of $71 million and $42 million, respectively.  Restructuring costs were primarily for severance and other personnel-related costs.  The impairment charges resulted from facilities and equipment to be removed from operation.  In addition to this first quarter provision, the Company also recorded net restructuring expenses totaling $13 million for the second, third, and fourth quarters for items which could not be accrued at the time the restructuring was announced, such as the relocation of equipment and personnel during those subsequent periods.

Reorganization

An important element of the Renewal Plan was the change from a single functional organizational structure to four strategic business units (“SBUs”) with distinct profiles and missions primarily organized along product lines: Document Management, Fulfillment Services, Label Solutions, and SMARTworks.com, Inc.  In order to promote focus, accountability, and growth, each SBU was equipped with its own marketing, sales, manufacturing, and line support functions.  The Company recruited experienced executives to head up each SBU.

The Company now operates in four business segments that are aligned with the SBUs.  Information concerning the revenues, operating profit, identifiable assets, and capital expenditures of each business segment for years 1999 through 2001 appears under Note 14 “Segment Reporting” in the Notes to Consolidated Financial Statements in the Company’s Annual Report to Shareholders for the year ended December 30, 2001.  Such information is incorporated by reference and is included as Exhibit 13.1 of this report.

DOCUMENT MANAGEMENT

Document Management provides custom printed documents, workflow consulting, integrated system solutions, and storage and distribution services that help customers optimize internal information processes, enhance output, and scale with technology.  This SBU accounted for approximately 78%, 78%, and 80% of the Company’s consolidated revenues in 2001, 2000, and 1999, respectively.  It primarily serves Fortune 2000 companies in the healthcare, financial, insurance, and manufacturing markets. The customer base includes most of the largest 25 banks in the United States and has the largest market share of hospitals in the United States.  The types of products and services offered include:

·

Document audit and analysis

·

Workflow consulting

·

Paper and e-forms design and output

·

Secure documents

·

Digital print-on-demand

·

Commercial printing and binding

·

Document-handling systems

·

Distributed printers and software

·

Document warehousing and distribution services

·

Global sourcing of print solutions

This SBU provides a wide array of printed documents and selected services that facilitate the recording, storage, and communication of business information.  Document Management sells a full suite of solutions that include documents, hardware, software, and services.  Customers select Standard Register when they want to outsource the management of documents (ordering, inventorying or distributing) or to buy document-related products to print data on or process documents.  Some portions of this SBU provide mature products, such as traditional business forms that exhibit slow growth or modest decline, while other portions provide integrated solutions with solid growth potential.  In addition, this SBU is launching a professional services business unit that will assist customers in designing and implementing cost-effective document management practices.

Stanfastâ was established in 1983 based on the concept of providing short-run documents to the Company’s forms management accounts.  The trend towards outsourcing is driving rapid growth in the print on demand market and Stanfast’s nationwide network of distributive print centers allows the Company to provide value and service to our customers.  Document Management now has 22 Stanfast print centers across the nation specializing in just-in-time production of business documents using traditional offset printing and newer digital print and image technology.

Market Trends - The industry demand for several categories of traditional business forms, which represent about two-thirds of this SBU’s revenue, has been flat or in modest decline in recent years as a result of inroads made by competing technologies.  Notwithstanding this trend, this SBU has a significant opportunity to increase its market share in accounts that value the Company’s emphasis on quality, innovation, service, and workflow efficiency. The remaining categories have good growth potential.  Market trends include:

·

Outsourcing of document management is a growing trend – the market is growing 18% per year.

·

Customers are increasingly viewing documents that touch customers as strategic to their business.

·

Customers are migrating to single source suppliers

·

Paper-based documents are being automated to electronic documents

·

Industry consolidation is creating larger and more diverse printing companies

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, and Relizon, a privately held company spun off from Reynolds and Reynolds.  These companies offer a similar set of products and services.  In addition, the Company competes against local and regional brokers and distributors.  The Company believes it possesses several strategic competitive advantages including: recognized leadership in secure documents (particularly in the healthcare and financial markets), knowledge and experience in document workflow management, national reputation and geographic coverage, and a complete document line.

Backlog – Document Management’s backlog of custom printing orders at February 24, 2002 was approximately $31.9 million.  All orders are expected to be filled within the ensuing year.

FULFILLMENT SERVICES

Fulfillment Services creates and delivers client-driven, high-value solutions through the end-to-end management of client’s customer communication processes, both print and electronic.  This SBU accounted for approximately 10%, 9%, and 7% of the Company’s consolidated revenues in 2001, 2000, and 1999, respectively.  It focuses on outsourcing services that primarily serve mid- to large companies in the financial, healthcare, insurance and membership markets.  The types of products and services offered include:

·

Billing and statement solutions

·

Internet/electronic document presentment

·

Variable digital color solutions

·

CD_ROM archiving

·

One-to-one marketing communications

·

Customer information cards, kits, packages, and policies

·

Targeted (profile-based) cross-selling programs

This SBU provides customers with complete fulfillment services, including programming, design, printing, imaging and distribution of documents.  In addition, the Company is taking advantage of the trend to outsource plastic card services by offering packages for ATMs, prepaid phone cards, membership cards, smart cards, and numerous other card programs.

Fulfillment consists of a series of steps.  A document is designed and programming sets up the format and the data from the host location.  The document is printed and then put on an electronic web site, processed through finishing equipment, or kitted into a customized package and mailed to the end consumer.  The creation of packages requires special inserting equipment or manual labor to manage the kitting process.  Therefore, most customers outsource this activity so as not to worry about obsolescence of the technology or scheduling of temporary labor.

Market Trends - The overall market for document outsourcing and related services in the United States is forecasted at $26 billion and projected to grow to $59 billion by 2004.  This is a growing market as customers try to personalize documents and target specific end user profiles to market to consumers.  The ability to distribute these documents “on demand” will fuel growth in this area.  There are about a dozen competitors in the market that have national coverage for statements and kits, and it is also a large and rapidly growing market.  The companies compete on capabilities and price. Market trends include:

·

Document outsourcing has typically involved many manual processes, but is utilizing more technology as it matures

·

Consumers and businesses are migrating to online digital statements – known as electronic bill presentment and payment

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, ADP Investor Communications Services, Vestcom, Bowne, and Scicom among others. Some of these companies are much smaller or are regional.  Others are quite large and concentrate on specific market segments.

Backlog – Fulfillment Services’ backlog of orders at February 24, 2002 was approximately $4.1 million.  All orders are expected to be filled within the ensuing year.

LABEL SOLUTIONS

Label Solutions offers identification solutions designed to improve customers’ operational and financial performance.  Its products and services help reduce cycle time, error rate, and processing costs while enhancing the integrity and security associated with distribution, manufacturing, inventory control, product identification, regulatory compliance, healthcare, and other applications.  This SBU accounted for approximately 12%, 13%, and 13% of the Company’s consolidated revenues in 2001, 2000, and 1999, respectively.  This SBU is a major domestic producer of custom pressure-sensitive labels in the United States and the fourth largest label converter in the world.  Label Solutions produces flexographic, screen and offset printed labels, bar code/automatic ID systems, pressure-sensitive labels, compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Applications are sold primarily in the healthcare, manufacturing, and distribution markets.  The types of products and services offered include:

·

Custom and stock label products

·

Form/label combinations

·

Automatic identification and data-collection systems

·

Software and system integration

·

Compete packaged solutions for distribution warehousing and manufacturing

Market Trends – Driven by a steady increase in both consumer and industrial end-use applications, the market for pressure sensitive labels in North America is projected to exhibit steady growth.  The price of raw material is expected to decline as a percentage of total applied costs.  The need for operational efficiency is likely to drive consolidation in the industry and companies in the industry will increasingly incorporate technologies such as Internet-based commerce, digital presses, and environmentally friendly adhesives and inks.  All of these factors will make the industry more efficient, allowing it to compete for new markets with alternative technologies such as shrink sleeve and in mold label technology. (Source: Tag and Labels Manufacturers Institute.)  Market trends include:

·

Increasing demands for Radio Frequency Identification, linerless, laser, thermal, and on-press adhesives

·

Media recommendations by printer manufacturers influencing designs

·

One-stop shopping – customers buying labels as part of a package with printers/software/service

·

Increasing amount of variable data by the customer

·

Removable adhesive use growing

·

Internet dot.com companies creating increased demand for shipping labels.

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, and Relizon.  The Company also competes against regional and local manufacturers.

Backlog – Label Solutions’ backlog of custom printing orders at February 24, 2002 was approximately $6.9 million.  All orders are expected to be filled within the ensuing year.

SMARTworks.com, Inc.

SMARTworks.com, Inc. (“SMARTworks.com”) was formed July 1, 2000, as a wholly owned subsidiary of the Company to capitalize on a growth opportunity and to meet industry and customer demand.  This SBU provides market-specific e-business solutions that enable on-line connectivity via the Internet between buyers and suppliers of business printing.  By streamlining procedures and providing better controls, SMARTworks.com solutions enable organizations to improve their operational efficiencies by significantly reducing the overall costs associated with designing, procuring, distributing, and managing printed and electronic documents throughout the enterprise.  This SBU provides services to other business segments of the Company, principally Document Management.  This SBU also markets its services through other third-party channels and directly to its customers.  Current SMARTworks.com customers number 750, with a total of 73,000 users.  The types of products and services offered include:

·

E-procurement and e-catalog solutions

·

Usage/order tracking systems

·

Internet-based, customized, collateral-design tools

·

Print-management tools

·

Solution-integration services

·

Custom solution development

SMARTworks.com operates as an Application Service Provider (ASP) of its SMARTworks Web application.  This application provides the first supplier-independent open platform for enterprise print management across all broad printing markets.  SMARTworks.com’s open platform provides customers with maximum flexibility in managing all print activities and relationships with multiple best-in-class print providers.  With SMARTworks, authorized users can manage users and groups, inquire about product activity, enter production orders, and generate reports on usage trends, dollar expenditures, order histories, inventory information, and low stock notices.  Authorized users can also rely on the application to manage daily work in process and to analyze documents for on going process improvement recommendations.

Print categories include commercial printers, quick printers, forms manufacturers, statement printers, office supplies companies, and facilities managers.  To manage a print program, companies must establish and maintain relationships with a multitude of print providers.  The challenge this creates for customers is that their resulting print program typically contains 20-40 percent inefficiency arising from waste, obsolescence, redundancy, poor quality, and other inefficiencies.  Positioned at the center of print management, SMARTworks.com provides an integrated platform to manage a customer’s entire print program across the enterprise.

Market Trends – SMARTworks.com operates within the $115 billion United States print industry.  The print industry has many different categories, each distinguished by one or two large competitors and many smaller competitors.  In this highly fragmented, capital-intensive market, over 50,000 printers and publishers compete for market share.  Market trends within the emerging Internet business include:

·

Click and Mortar businesses – printers or print brokers who use the Internet as their primary channel and bill the customer for product purchased

·

Print ASP – Internet services that automate or streamline processes between customers and suppliers for a fee

Competition – ImageX and I-Print are examples of “click and mortar” businesses.  Noosh and Impresse are examples of Print ASPs.  Operating as an ASP of the SMARTworks Web application, this SBU offers customers the only service of its kind for enterprise print management.  SMARTworks.com is in an early stage of its life cycle as it is the first and only tool of its kind in the marketplace.

Marketing and Distribution

Document Management has direct sales teams that are assigned to larger customers.  Sales support is assigned to the team or is maintained in sales support centers, based on the size of the account.  Fulfillment Services and Label Solutions each have their own dedicated sales force.  Their products and services can also be sold by Document Management’s sales force as part of a large account total solution.  SMARTworks.com uses channel partners that resell the SMARTworks service to their customers.  End users remain the customers of the channel partner, not of SMARTworks.com.  Initial channel partners are the sales forces of the Company’s other SBUs.  Targeted channel partners include generic e-procurement software providers, software providers, expense reduction consultants, emerging vertical marketplaces, print-specific services, and corporate cost consultants.  SMARTworks.com is also establishing a direct sales force.

Documents are printed at 36 geographically disbursed locations in the U.S.  Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of customer service.

During 2001, the Company launched Customer Relationship Management systems to improve sales productivity by automating repetitive and administrative tasks, reducing selling costs, and enhancing account management.  The Company plans to continue to invest in strategic marketing tools to help in its one-to-one marketing and e-business efforts.

Raw Materials

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

Research and Development

During 2001, the Company had engineering and research expense of $14.4 million compared to $10.3 and $8.9 million for 2000 and 1999, respectively. Engineering and research spending for 2001 primarily focused on two areas: the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.  Spending on software application development by SMARTworks increased significantly in 2001.  Process improvement activities primarily relate to improving the manufacturing of products offered by the Company.  The Company adopted Six Sigma as a means to improve quality, customer service, and productivity.  These efforts are entirely company sponsored and involve 84 professional employees.

Intellectual Property

The Company has several patents related to documents, equipment labels, and security products that provide a competitive advantage or which generate license income.  None of these, individually, have a material effect upon the business.

Seasonal

No material portion of the Company's business could be considered seasonal.

Customers

The business of the Company taken as a whole, or by individual business segment, is not dependent upon any single customer or a few customers.  No single customer accounts for 10% or more of total consolidated revenue.

Governmental and Environmental Regulation

The Company has no significant exposure with regard to the renegotiation or termination of government contracts.  Expenditures made by the Company in order to comply with federal, state, or local provisions of environmental protection have not had a material effect upon the Company's capital expenditures, earnings, or competitive position.

Employees

At December 30, 2001, the Company had 5,692 employees compared to 8,022 and 8,208 at December 31, 2000 and January 2, 2000, respectively.

International Operations

No material portion of the Company's revenues or net income is derived from sales to foreign customers.  The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services.

Item 2 – PROPERTIES

The Company’s corporate offices are located in Dayton, Ohio.  SMARTworks.com, Inc. occupies separate facilities, also located in Dayton, Ohio. The following table summarizes the Company’s major production facilities:

Square

Location

Footage

Business Segment

__________________________

_______________

______________________

Fayetteville, Arkansas

146,349

Document Management

Kirksville, Missouri

190,784

Document Management

Middlebury, Vermont

115,698

Document Management

Murfreesboro, Tennessee

  82,209

Document Management

Phoenix, Arizona (Stanfast)

  86,000

Document Management

Salisbury, Maryland

114,607

Document Management

Shelbyville, Indiana

  60,930

Document Management

York, Pennsylvania

214,110

Document Management

Charlotte, North Carolina

  57,191

Fulfillment Services

Sacramento, California

  22,000

Fulfillment Services

Spring Grove, Illinois

101,285

Fulfillment Services

Tolland, Connecticut

  56,159

Fulfillment Services

Radcliff, Kentucky

  79,000

Label Solutions

Tampa, Florida

  39,634

Label Solutions

Terre Haute, Indiana

  53,757

Label Solutions

Of these facilities, Phoenix, Arizona, Sacramento, California, Tampa, Florida, and Tolland, Connecticut are leased.

In addition, the Company operates 21 smaller Stanfast Print Centers.  In most cases these facilities are located in major metropolitan locations in the U.S. and are leased.

The Company's current capacity, augmented by modest capital additions, is expected to be sufficient to meet production requirements for the foreseeable future.  Capacity utilization varies significantly by press size and feature capability.  Most presses are in the 55-80 percent utilization range, averaging an estimated 70 percent overall.  The Company believes its production facilities are suitable to meet future production needs.

Item 3 - LEGAL PROCEEDINGS

(a.)

No material claims or litigation are pending against the Company.

(b.)

The Company has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations.  None of these matters have reached the stage where a significant liability has been assessed against the Company.  The Company has evaluated each of these matters and believes that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures.  This assessment is notwithstanding the ability of the Company to recover on existing insurance policies or from other parties that the Company believes would be held as joint and several obligors under any such liabilities.  However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions.  However, management does not now believe that there is a likelihood of a material adverse effect on the financial condition of the Company in these circumstances.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Registrant

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	52	Vice President, Business Development. Ms. Beladi has served in this position since January, 2000. Previously she held positions as Associate Vice President, Corporate Planning & Development and Director of Business Planning. Prior to joining Standard Register in January 1996, she was Associate Vice President, Strategy and Planning, Computer Systems Group at NCR Corporation from 1995 to 1996. From 1994 to 1995, she was Associate Vice President, Industry Marketing Strategy at NCR Corporation.	2000
Craig J. Brown	52	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Robert J. Crescenzi	51	Mr. Crescenzi joined the Company in January 2001 as Vice President - Six Sigma. Prior to joining the Company, he was Vice President of Customer Satisfaction and Quality at Compaq Corp. from 1997 through 2000. From 1985 to 1997, he was Director of Corporate Quality at Norand Corp.	2001

#

#

Name	Age	Office and Experience	Officer Since

Peter A. Dorsman	46	Appointed Executive Vice President and Chief Operating Officer in February 2000. He served as Senior Vice President and General Manager-Manufacturing Operations, from July 1999 to February 2000, and Senior Vice President and General Manager-Document Management and Systems Division from January 1998 to July 1999. He was Senior Vice President and General Manager, Equipment Division from January 1996 to January 1998. Prior to joining Standard Register in January 1996, he held a number of senior marketing, strategic planning, and sales management positions with NCR Corporation.	1996
Paul H. Granzow	74	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Jeffrey P. Kenny	43	Mr. Kenny assumed the position of President – Label Solutions in October 2001. Prior to joining Standard Register, he was Chief Operating Officer for W/S Packaging Group from 1996 to 2001. From 1994 to 1996, he was General Manager, Prime Label Business of Fasson Roll Division, Avery Dennison Corp.	2001
Kathryn A. Lamme	55	Vice President- Secretary and Deputy General Counsel. Ms. Lamme has served in this position since joining Standard Register in March 1998. Previously she was a partner with the law firm of Turner, Granzow & Hollenkamp.	1998
Mark E. Little	44	Mr. Little assumed the position of President – Document Management in November 2001. Prior to joining Standard Register, he was with Kinko’s from 1999 to 2001, most recently as Senior Vice President of Sales and Market Services. In 1998, he was a Principal with The Alexander Group, Inc. From 1992 through 1997, he served with Learning International in various management positions, culminating with Senior Vice President, Client Services.	2001
J. Doug Patterson	47	Vice President, Chief Information Officer. Prior to joining Standard Register in January 1998, Mr. Patterson served as Vice President, Information Systems for Uarco Incorporated since November 1993.	1998
Dennis L. Rediker	58	Mr. Rediker assumed the position of President and Chief Executive Officer in June 2000. In 1993 he joined English China Clays plc as President, American Pacific Division. He was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys' in 1999 and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000
Jeffrey R. Relick	46	Mr. Relick assumed the position of President – Fulfillment Services in January 2001. Prior to joining Standard Register, he was Vice President and Chief Operating Officer of Synxis Corporation from August 1999 to January 2001. Previously he was Vice President and General Manager, Industry Markets, for Moore Business Communications Services from January 1999 to August 1999, and Vice President and General Manager, Telecommunications Markets, for Moore Business Communications Services from February 1994 to December 1998.	2001
M. Jay Romans	51	Mr. Romans assumed the position of Senior Vice President – Human Resources in April 2001. Prior to joining Standard Register, he was President of Romans & Associates from 2000 to April 2001. From 1997 to 2000, Mr. Romans held the position of Vice President, Human Resources for Becton Dickinson Corporation, and from 1995 to 1997 he was Senior Partner of STS International, a consulting firm.	2001
Laurie A. Spiegelberg	35	Ms. Spiegelberg assumed the position of Vice President – Corporate Communications in August 2001. Prior to joining Standard Register, she was Vice President-Corporate Communications for Brady Corporation from 1996 to 2001. In 1996, Ms. Spiegelberg held the position of Global Communication and Public Relations Manager at GE Medical Systems. From 1989 to 1996 she was Corporate Communications Manager/Specialist for the Brady Corporation.	2001

There are no family relationships among any of the officers.  Officers are elected at the annual meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, for a term of office covering one year.

#

PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED                      STOCKHOLDER MATTERS

(a.)

The common stock of the Registrant is traded on the New York Stock Exchange National Market under the symbol SR.  The range of high and low market prices and dividends paid per share for each quarterly period during the two most recent fiscal years are presented below.

2001
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 18.65	$ 14.00	$ 16.30
2nd	$ 0.23	$ 18.90	$ 15.52	$ 17.45
3rd	$ 0.23	$ 19.40	$ 14.50	$ 14.50
4th	$ 0.23	$ 19.55	$ 14.75	$ 18.53

2000
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 18.75	$ 12.06	$ 12.87
2nd	$ 0.23	$ 15.50	$ 12.56	$ 14.25
3rd	$ 0.23	$ 16.00	$ 12.38	$ 16.00
4th	$ 0.23	$ 15.50	$ 11.94	$ 14.25

(b.)

The number of shareholders of record of the Company's common stock, including restricted shares, as of March 12, 2002 was 3,011, excluding individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

(c.)

Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.  No events have occurred which would indicate a curtailment of the payment of dividends.

Item 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to “Six-Year Financial Summary” of the Company’s Annual Report to Shareholders for the year ended December 30, 2001, Exhibit 13.1 herein.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to “Management’s Discussion and Analysis” of the Company’s Annual Report to Shareholders for the year ended December 30, 2001, Exhibit 13.1 herein.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

                  RISK

INTEREST RATES

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under its revolving credit facility agreement (the “Credit Facility”).  At December 30, 2001, the Company had $200 million borrowed against the Credit Facility.  The Credit Facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio.  The Company has an additional $3.5 million of debt with a fixed interest rate of 6.125%.

The Company’s objectives in managing its exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has a $200 million five-year interest rate swap that fixed the Company’s borrowing rate at 5.84% plus the spread and bank fees through January 2003.  The all-in annual fixed cost of the $200 million of borrowings under the credit facility agreement is 6.65% at December 30, 2001.  The use of interest rate swaps is solely to minimize the Company’s interest rate exposure and not for speculative or trading purposes.

Had the Company not entered in the interest rate swap, a hypothetical 100 basis point movement in prevailing interest rates on the $200 million of borrowings under the Credit Facility would result in a $2.0 million annualized effect on the Company’s interest expense.

The Company also has short-term investments of $148.0 million as of December 30, 2001 that primarily bear interest at variable rates.   A hypothetical 100 basis point movement in the interest rate would result in an approximate $1.5 million annualized effect on the Company’s investment income

.

COMMODITY PRICES

Paper is the principal raw material in the production of business forms.  Because the Company has historically been successful in adjusting its sales prices in response to changes in paper costs, management does not believe a 10% change in paper costs would have a material effect on the Company’s financial statements.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to “Consolidated Financial Statements and Notes to Consolidated Financial Statements,” together with the report thereon of Battelle & Battelle LLP and “Quarterly Financial Data (Unaudited)” of the Company’s Annual Report to Shareholders for the year ended December 30, 2001, Exhibit 13.1 herein.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2002.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I, pages 11 through 13, of this report.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2002.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “ Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2002.

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2002.

PART IV

Item 14 -

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

Documents filed as part of this report.

1.

Financial statements and financial statement schedule

Financial Statements:

The following financial statements of Standard Register included in the Annual Report to Shareholders for the year ended December 30, 2001, are incorporated by reference at Item 8 of this report.

Independent Auditors’ Report

Consolidated Balance Sheet – December 30, 2001 and December 31, 2000

Consolidated Statement of Income and Comprehensive Income – Years ended          December 30, 2001, December 31, 2000, and January 2, 2000

Consolidated Statement of Shareholders’ Equity – Years ended December 30,          2001, December 31, 2000, and January 2, 2000

Consolidated Statement of Cash Flows – Years ended December 30, 2001,               December 31, 2000, and January 2, 2000

Notes to Consolidated Financial Statements

1.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II                     Valuation and Qualifying Accounts and Reserves                   21

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.   Exhibits

The exhibits as listed on the accompanying index to exhibits on page 20 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

THE STANDARD REGISTER COMPANY

                                                                           By:  /S/  D. L. Rediker

D. L. Rediker, President,

President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 22, 2002:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 22, 2002 as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
G. G. Keeping	J.Q. Sherman, II
D. L. Rediker

/S/  P. H. Granzow

      P. H. Granzow

INDEX TO EXHIBITS

ARTICLES OF INCORPORATION

3.1	Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-8687.

3.2	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company. Incorporated by reference to Form 10-K for year ended December 31, 1995.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1

The Credit Agreement between Standard Register and the following banking institutions: KeyBank National Association, The Chase Manhattan Bank, National City Bank, The Fifth Third Bank, The Bank of New York, Bank One Michigan, Firstar Bank N.A., Harris Trust and Savings Bank, Bank of America N.A., and Standard Federal Bank, incorporated by reference from Form 10-Q for the quarter ended July 1, 2001.

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.2	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.3	The Standard Register Company Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.4	The Standard Register Company Deferred Compensation Plan, incorporated by reference from Registration Statement No. 333-43055.

10.5	The Standard Register Company Management Incentive Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.6	Stock Purchase Agreement dated November 26, 1997, incorporated by reference from Form 8-K filed January 15, 1998.

10.7	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.8.

Employment Agreement between The Standard Register Company and Dennis L. Rediker, President, Chief Executive Officer and Director, incorporated by reference from Form 10-K for the year ended December 31, 2000.

COMPUTATION OF PER SHARE EARNINGS

11.1	Computation of per share earnings is included in exhibit 13.1.

#

ANNUAL REPORT TO SECURITY HOLDERS

13.1

Standard Register Annual Report to Shareholders for the year ended December 30, 2001.  Those portions of the Annual Report as are specifically referenced under Parts I, II, and IV of this report are filed herein.

CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Independent Auditors.
POWER OF ATTORNEY

24.1	Power of Attorney of R. W. Begley, Jr., F. D. Clark III, G.G. Keeping, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.

#

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 30, 2001

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

		Charged
	Balance at	(credited)		Balance
	beginning	to costs		at end
Description	of period	and expenses	Deductions	of period

Year Ended December 30, 2001
Allowance for doubtful
accounts	$ 6,238	$ 3,966	$ 1,054(a)	$ 9,150
Inventory obsolescence	3,283	(21)	655(b)	2,607
Restructuring liability	8,583	58,304(d)	51,580(c,e)	15,307

Year Ended December 31, 2000
Allowance for doubtful
accounts	$ 3,477	$ 7,490	$ 4,729(a)	$ 6,238
Inventory obsolescence	3,449	2,475	2,641(b)	3,283
Restructuring liability	3,550	24,633(d)	19,600(c,e)	8,583

Year Ended January 2, 2000
Allowance for doubtful
accounts	$ 14,158	$ 5,762	$ 16,443(a)	$ 3,477
Inventory obsolescence	4,342	2,999	3,892(b)	3,449
Restructuring liability	14,843		11,293(c)	3,550

(a)  Net uncollectible accounts written off

(b)  Obsolete inventory scrapped or written down to realizable value

(a)

Payment of exit costs for acquired business

(b)

Recognized in connection with restructuring plan

(c)

Payment of costs in connection with restructuring plan

#