Form 10-Q
period 2002-03-31
STANDARD REGISTER CO
filed 2002-05-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2002
Common stock, $1.00 par value	23,179,970 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

		Page
Part I – Financial Information

Item 1. Financial Statements

a)	Statement of Income and Comprehensive Income
	for the 13 Weeks Ended March 31, 2002 and April 1, 2001	3

b)	Balance Sheet
	as of March 31, 2002 and December 30, 2001	4-5

c)	Statement of Cash Flows
	for the 13 Weeks Ended March 31, 2002 and April 1, 2002	6

d)	Notes to Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10-16

Item 3. Quantitative and Qualitative Disclosure About Market Risk		16

Part II – Other Information

Item 1. Legal Proceedings		17

Item 2. Changes in Securities and Use of Proceeds		17

Item 3. Defaults upon Senior Securities		17

Item 4. Submission of Matters to a Vote of Security Holders		17

Item 5. Other Information		17

Item 6. Exhibits and Reports on Form 8-K		17

Signatures		18

PART I - FINANCIAL INFORMATION

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	March 31	April 01
	2002	2001
REVENUE
Products	$ 214,968	$ 265,364
Services	48,811	52,232
Total revenue	263,779	317,596

OPERATING EXPENSES
Cost of sales	158,193	203,911
Engineering and research	4,160	2,684
Selling and administrative	69,728	84,844
Depreciation and amortization	10,965	13,762
Asset impairments	-	41,512
Restructuring charges	-	71,164
Total cost and expense	243,046	417,877

INCOME (LOSS) FROM OPERATIONS	20,733	(100,281)

OTHER INCOME (EXPENSE)
Interest expense	(3,347)	(3,177)
Investment income and other	758	759
Total other expense	(2,589)	(2,418)

INCOME (LOSS) BEFORE INCOME TAXES	18,144	(102,699)

INCOME TAXES (BENEFIT)	7,227	(41,605)

NET INCOME (LOSS)	$ 10,917	$ (61,094)
EARNINGS (LOSS) PER SHARE
Basic	$ 0.39	$ (2.22)
Diluted	$ 0.39	$ (2.22)
Dividends Paid Per Share	$ 0.23	$ 0.23

NET INCOME (LOSS)	$ 10,917	$ (61,094)

Deferred cost on interest rate swap, net of $823
deferred income tax	1,234	-

COMPREHENSIVE INCOME (LOSS)	$ 12,151	$ (61,094)
See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	March 31	December 30
A S S E T S	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 179,047	$ 163,502
Trading securities	255	290
Accounts receivable, less allowance for doubtful
accounts of $6,879 and $9,150, respectively	164,218	182,494
Inventories	71,430	74,042
Prepaid income taxes	20,656	28,199
Deferred income taxes	28,309	28,309
Prepaid expense	15,468	13,400
Total current assets	479,383	490,236

PLANT AND EQUIPMENT
Buildings and improvements	85,577	86,577
Machinery and equipment	243,197	245,573
Office equipment	151,415	152,734
Total	480,189	484,884
Less accumulated depreciation	279,446	274,003
Depreciated cost	200,743	210,881
Plant and equipment under construction	8,001	6,196
Land	4,763	8,139
Total plant and equipment	213,507	225,216

OTHER ASSETS
Prepaid pension expense	111,243	107,677
Other	18,236	14,654
Total other assets	129,479	122,331

Total assets	$ 822,369	$ 837,783

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	March 31	December 30
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES
Current portion of long-term debt	$ 2,300	$ 630
Accounts payable	27,160	32,652
Accrued compensation	33,985	42,895
Deferred service contract income	5,791	4,876
Accrued restructuring	10,035	15,307
Other current liabilities	27,854	30,959
Total current liabilities	107,125	127,319

LONG-TERM LIABILITIES
Long-term debt	200,000	202,300
Retiree health care obligation	50,862	50,862
Deferred compensation	12,588	12,544
Deferred income taxes	21,797	20,975
Deferred cost of interest rate swap	6,436	8,493
Total long-term liabilities	291,683	295,174

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2002 - 24,987,339; 2001 - 24,825,553	24,987	24,826
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	42,038	39,854
Accumulated other comprehensive losses	(4,972)	(6,206)
Retained earnings	407,556	403,009
Treasury stock at cost:
1,797,150 shares	(46,124)	(46,124)
Unearned compensation - restricted stock	(1,562)	(1,735)
Common stock held in grantor trust, at cost:
2002 - 119,6279 shares; 2001 - 118,539 shares	(3,087)	(3,059)
Total shareholders' equity	423,561	415,290

Total liabilities and shareholders' equity	$ 822,369	$ 837,783
See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)
	13 Weeks Ended	13 Weeks Ended
	March 31	April 1
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 10,917	$ (61,094)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	10,965	13,762
Asset impairments	-	41,721
Restructuring charges	-	69,934
(Gain) loss on sale of assets	(503)	432
Deferred income taxes	-	(45,150)
Restructuring spending	(5,272)	(7,592)
Changes in operating assets and liabilities, net of
effects from disposition:
Trading securities	35	-
Accounts receivable	17,076	41,615
Inventories	2,612	(352)
Income taxes	7,543	8,968
Other assets	(8,053)	(9,708)
Accounts payable and accrued expenses	(17,797)	(5,666)
Deferred income	915	(72)
Other liabilities	476	(674)
Net cash provided by operating activities	18,914	46,124

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(3,777)	(7,069)
Proceeds from sale of plant and equipment	5,036	334
Additions to other investments	26	-
Net cash provided by (used in) investing activities	1,285	(6,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(630)	(590)
Proceeds from issuance of common stock	2,346	858
Purchase of treasury stock	-	(760)
Dividends paid	(6,370)	(6,337)
Net cash used in financing activities	(4,654)	(6,829)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	15,545	32,560
Cash and cash equivalents at beginning of period	163,502	56,381

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 179,047	$ 88,941
See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 30, 2001 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 – ACCOUNTING CHANGES

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have finite useful lives be amortized over their useful lives.  At December 31, 2001, the Company did not have any goodwill or intangible assets on the consolidated balance sheet.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 31, 2001, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes an accounting model for long-lived assets, including discontinued operations, to be disposed of by sale. This statement requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – RESTRUCTURING

Pre-tax components of the 2001 restructuring activity in fiscal 2002 is as follows:

	Balance		Balance
	Accrued at	Incurred	Accrued at
	30-Dec-01	in 2002	31-Mar-02

Severence and employer related costs	$ 3,173	$ 1,725	$ 1,448
Contract exit and termination costs	11,702	3,547	8,155
Inventories and other asset write-downs	138	-	138

Total	$ 15,013	$ 5,272	$ 9,741

NOTE 4 – SEGMENT REPORTING

The Company has four reporting segments organized along product lines: Document Management (which consists of six business units that have been aggregated for segment reporting purposes), Fulfillment Services, Label Solutions, and SMARTworks.com, Inc.  The segments are managed and reported internally primarily by the type of products they produce and the markets they serve.  The Company evaluates segment performance based on operating income.  At March 31, 2002, there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at December 30, 2001, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Information about the Company’s operations by segment for the three months ended March 31, 2002 and April 1, 2001 is as follows:

		Document	Fulfillment	Label	SMART-
		Management	Services	Solutions	works.com	Total

Revenue from external	2002	$ 204,862	$ 29,538	$ 29,256	$ 123	$ 263,779
customers	2001	250,132	28,622	38,842	-	317,596

Intersegment revenues	2002	-	-	-	1,758	1,758
	2001	-	-	-	-	-

Operating income	2002	22,531	(593)	2,048	(3,145)	20,841
(loss)	2001	14,382	(101)	462	(2,677)	12,066

Reconciling information between reportable segments and the Company’s consolidated financial statements for the three months ended March 31, 2002 and April 1, 2002 is as follows:

	2002	2001

OPERATING INCOME	$ 20,841	$ 12,066

Other deductions	149	329
LIFO adjustment	(257)	-
Asset impairments	-	(71,164)
Restructuring charges	-	(41,512)
Total other expense	(2,589)	(2,418)
Income (loss) before taxes	$ 18,144	$ (102,699)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

            AND RESULTS OF OPERATIONS    (Dollars in millions, except per share amounts)

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

The following discussion and analysis provides information which management believes is relevant to an understanding of the Company’s consolidated results of operations and financial condition.  This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

THE RENEWAL PLAN

As more fully discussed in the Company’s Form 10-K for the year ended December 30, 2001, in January 2001, the Company announced a Renewal Plan comprised of four components: restructuring, reorganization, performance improvement, and early stage investments for future growth.  Most of the emphasis in 2001 was directed to restructuring and reorganization; however, several key investments were also initiated in the year to lay the groundwork for operational improvement and growth in 2002 and beyond.

The restructuring actions took place over the first three quarters of 2001, beginning with the elimination of approximately $250 million of low-margin business.  Since cost reductions could not proceed until after the business was eliminated, profitability in each of the first three quarters of 2001 was well below previous period results.  In addition, the significant amount of production equipment relocated from closed facilities created high training and conversion costs at receiving plants, further reducing profitability during this nine-month restructuring period.

These restructuring efforts have a significant effect on the comparison of financial results for the first quarter of 2002 with the first quarter of 2001.  Financial results for the fourth quarter of 2001 are also presented to provide a comparison with a post-restructuring period.

RESULTS OF OPERATIONS

The table below presents an analysis of the results of operations for the first quarter of 2002, compared with the first quarter of 2001 and the fourth quarter of 2001, segregating restructuring and impairment expense from the underlying operations of the Company.

	1Q02	4Q01	1Q01

OPERATIONS
Revenue	$ 263.8	$ 285.7	$ 317.6
Gross Margin	105.6	111.5	113.7
% Revenue	40.0%	39.0%	35.8%
SG&A Expense	73.9	76.0	87.5
EBITDA	31.7	35.5	26.2
% Revenue	12.0%	12.4%	8.2%
Depreciation & Amortization	11.0	8.7	13.8
Income From Operations	20.7	26.8	12.4
Interest Expense	(3.3)	(2.9)	(3.2)
Investment Income	0.8	1.0	0.8
Pretax Income	18.2	24.9	10.0
Net Income Before Non-Operating Items	10.9	14.3	5.9
Earnings Per Diluted Share	0.39	0.51	0.22

NON-OPERATING ITEMS
Restructuring	-	(5.3)	(71.2)
Asset Impairment	-	-	(41.5)
Pretax Effect	-	(5.3)	(112.7)
Net Income Effect	-	(3.0)	(67.0)
TOTAL NET INCOME (LOSS)	$ 10.9	$ 11.3	$(61.1)
Earnings (Loss) Per Diluted Share	0.39	0.41	(2.22)

Consolidated revenue decreased by 16.9% to $263.8 million in the first quarter of 2002 compared with $317.6 million for the same period of 2001.  The revenue decline was primarily volume driven, the result of the Company’s 2001 Renewal Plan that included the elimination of approximately $250 million (annualized) of low-margin business.  On a seasonally adjusted basis, this revenue decline is within the expected range of the Renewal Plan.  Fourth quarter 2001 signaled the end of the restructuring period and also reflected typical seasonality (higher revenue and income from operations).  When compared to the fourth quarter of 2001, revenue for the first quarter of 2002 declined 7.7% mostly due to the effect of seasonality.  If typical quarterly seasonality holds true, revenue should be higher in the second quarter, modest in the third quarter and stronger in the fourth quarter.  Management expects that fourth quarter 2002 revenue should be 5 to 7 percent higher than fourth quarter 2001 revenue.

First quarter 2002 gross margin was 40.0% compared with 35.8% for the first quarter of 2001, reflecting an improved mix of business and the benefit of cost reductions from the restructuring.  During the restructuring, 25 plants and print centers were closed.  Some production capacity was relocated to other locations, but overall capacity was reduced by about 30%.  In addition, 29 warehouses were closed and their operations were consolidated into other locations.

Selling, engineering, and administrative (“SG&A”) expense of $73.9 million for first quarter 2002 was $13.6 million below the comparable period of 2001, and $2.1 million lower than fourth quarter 2001.  The decline from first quarter 2001 reflects restructuring efforts that eliminated positions at the Company’s headquarters and field selling organizations, closed 149 sales offices and consolidated their operations into 43 regional locations and adopted virtual offices for selected markets.

Depreciation and amortization of $11.0 million for first quarter 2002 declined from $13.8 million for the same period of 2001, reflecting a reduction in assets from the restructuring.  The increase in first quarter 2002 depreciation and amortization over fourth quarter expense of $8.7 million results from anticipated capital spending in 2002.

Interest expense was essentially unchanged, reflecting stable debt balances and an interest rate swap that fixed the interest rate at 5.84% over the LIBOR spread and fees paid to banks under a revolving credit facility agreement.

Restructuring and Impairment Charges

In the first quarter of 2001, the Company recorded expenses for restructuring and asset impairment of $71.2 million and $41.5 million, respectively.  Restructuring costs were primarily for severance and other employer-related costs, contract exit and termination costs, and inventory and other asset write-downs.  The impairment charges resulted from facilities and equipment to be removed from operation.

BUSINESS SEGMENTS

An important element in the Renewal Plan was the 2001 change from a functional organizational structure to one with a small Corporate Center and four Strategic Business Units (SBU).   The segment discussions that follow include quarterly operating results, excluding expenses for restructuring, impairment, and LIFO inventory adjustments, all of which are not allocated to the business segment.

Document Management

This SBU provides custom printed documents, workflow consulting, integrated system solutions, and storage and distribution services.  It primarily serves Fortune 2000 companies in the healthcare, financial, and manufacturing markets.

	1Q02	4Q01	1Q01

Revenue	$ 204.8	224.6	$ 250.1
% Change vs 1Q01	-18.1%

Operating Income	$ 22.5	$ 23.8	$ 14.4
% Revenue	11.0%	10.6%	5.8%

The industry demand for several categories of traditional business forms, which represent about two-thirds of this SBU’s total revenue, has been flat or in modest decline in recent years as a result of inroads made by competing technologies.  A significant portion of the low-margin business that was eliminated in the restructuring occurred in this SBU, accounting for most of the 18.1% decline in revenue from first quarter 2001 to first quarter 2002.  Revenue volume for traditional business forms was lower in first quarter 2002 compared with fourth quarter 2001; however, volume increases were noted in Document Systems, Commercial Print, and Print-on-Demand services.  These products and services offer growth opportunities for this SBU.

First quarter 2002 operating income improvement over first quarter 2001 reflects restructuring efforts described earlier.  Operating income in first quarter 2002 was higher than expected considering the lower revenue volume than in fourth quarter 2001.

Fulfillment Services

This SBU helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.   Its major markets are financial services, healthcare, and membership.

	1Q02	4Q01	1Q01

Revenue	$ 29.5	$ 29.4	$ 28.6
% Change vs 1Q01	3.1%

Operating Income (Loss)	$ (0.6)	$ 1.1	$ (0.1)
% Revenue	-2.0%	3.7%	-0.3%

Revenue in first quarter 2002 increased 3.1% over the same period of 2001.  Revenue volume declined due to the elimination of low-margin business in the restructuring; however, this decline was more than offset by increases in outsourced services.  First quarter 2002 revenue compared favorably with fourth quarter 2001.

The restructuring improved the mix of business, eliminated some overcapacity, and pushed operating margin percentages modestly higher by fourth quarter 2001.  Gross margin has continued to improve significantly; however, operating income is being impacted by higher than usual selling and marketing expense in 2002 as this SBU establishes its own dedicated sales force.  This SBU has a longer sell cycle.  As the new sales force establishes customer relationships and generates additional revenue, selling and marketing expense, as a percentage of revenue, should decline, and operating margins improve.

Label Solutions

This SBU provides custom and stock labels on both a stand-alone basis and as part of an integrated labeling system.  Applications are sold primarily into manufacturing, healthcare, and distribution markets.

	1Q02	4Q01	1Q01

Revenue	$ 29.3	$ 31.7	$ 38.8
% Change vs 1Q01	-24.5%

Operating Income	$ 2.0	$ 3.1	$ 0.5
% Revenue	6.8%	9.8%	1.3%

Revenue declined 24.5% in first quarter 2002 compared with the same period of 2001. The revenue decline was primarily volume driven, the result of low-margin business that was eliminated by the Renewal Plan and overall lower volumes.  Revenue also declined due to the loss of two large accounts during 2001.  These accounts generated significant revenue, but with low gross margins, and the Company chose not to participate in further price reductions.  The SBU has been successful in securing new business to offset the lost revenue.  The focus for this SBU will be on selling integrated solutions and increasing revenue volume.

Gross margins improved consistently during the restructuring, reflecting a better business mix and lower manufacturing costs brought on by improved utilization.  However, operating income for first quarter 2002 reflects the impact of lower revenue volume than in fourth quarter 2001.  Fixed costs within SG&A expense were spread over a lower sales volume.  Additionally, as in Fulfillment Services, operating income is being impacted by higher than usual selling and marketing expense in 2002 as this SBU also establishes its own dedicated sales force. This SBU has a longer sell cycle and specialty applications.  As the new sales force establishes customer relationships and generates additional revenue, selling and marketing expense, as a percentage of revenue, should decline, and operating margins improve.

SMARTworks.com, Inc.

This SBU, a wholly owned subsidiary established in July 2000, enables sellers and buyers of print and other office supplies to transact business efficiently over the Internet.  In addition, its solutions enable its users to manage purchases to minimize errors, missed deadlines, and obsolescence, which can be significant for printed materials.

SMARTworks also provides services to other Strategic Business Units, principally Document Management.  Document Management’s sales representatives and customers use SMARTworks’ application to manage the ordering and control of printed documents.  SMARTworks also markets its services through other third-party channels and directly to its customers.

	1Q02	4Q01	1Q01

Revenue	$ 1.9	$ 1.9	$ 1.9

Operating Income (Loss)	$ (3.1)	$ (3.3)	$ (2.7)

This start-up operation has invested heavily in the development of its application, internal infrastructure, and more recently its marketing and direct sales.  SMARTworks grew out of an internal support function where it was a very effective tool in support of the sale of documents, which accounts for its high usage but low external revenue.  The focus for this SBU is to broaden its application and increase sales to third-party customers.  First quarter 2002 third-party revenue was much higher than fourth quarter 2001.  Operating expenses are expected to level off in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $15.5 million to $179.0 million at March 31, 2002.  Operations provided $18.9 million of cash in first quarter 2002, primarily from net income plus the non-cash benefits of depreciation, and a decrease in working capital requirements.  Restructuring spending for the first quarter totaled $5.3 million.  The remaining restructuring liability balance of $10.1 million consists of severance and employer related costs that are expected to be paid in 2002 and contract exit and termination costs that are expected to be paid through 2006.

Net investing activities provided an additional $1.3 million in the first quarter 2002.   Proceeds from the sale of assets provided $5.0 million in the quarter, primarily from the sale of a facility in Pennsylvania that was targeted for closure and sale as part of the restructuring.  Capital spending was light in the quarter, totaling $3.7 million.  The Company still expects capital spending to be in the $45 to $50 million range for the year, excluding acquisitions.  The Company is actively seeking acquisitions that will add talent, technology and capabilities that align with the growth strategies of each SBU.  The expectation is that the acquisition targets would be more moderate in size, having annual revenue of $25 to $100 million.

Net financing activities used $4.7 million in the first quarter 2002.  Approximately $6.4 million was used to pay dividends and  $0.6 million was used for principal payments on industrial revenue bonds, offset in part by $2.3 million received from the exercise of stock options.

At March 31, 2002, the Company had a net debt position of $23.0 million - $202.3 million of total debt less $179.3 million of cash.  With Shareholders’ Equity of $423.6 million, the Company’s net debt to capital ratio was just 5.2%.

	Mar-02	Dec-01

Total Debt	$ 202.3	$ 202.9
Less Cash	(179.3)	(163.8)
Net Debt	23.0	39.1
Equity	423.6	415.3
Total	$ 446.6	$ 454.4

Net Debt :Total Capital	5.2%	8.6%

The Company has a $250 million unsecured revolving credit facility with ten banks.  The agreement, as amended on May 10, 2002,  provides a four-year commitment of up to $170 million, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80,000.  At March 31, 2002, the Company had borrowings outstanding under the agreement of $200 million.

Management believes that the combination of internally generated funds, available cash reserves, and the existing credit facility are sufficient to fund the Company’s operation over the next year.  In management’s judgment, the Company’s strong balance sheet could support additional debt financing, if necessary, to pursue its acquisition plan.

ENVIRONMENTAL MATTERS

The Company has been named as one of a number of potentially responsible parties at several waste disposal sites, none of which has ever been Company owned.  The Company’s policy is to accrue for investigation and remediation at sites where costs are probable and estimable.  At this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on the operating results, financial condition, or cash flows of the Company.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized, but rather tested at least annually for impairment using a fair-value-based test, and intangible assets that have finite useful lives be amortized over their useful lives.  At December 31, 2001, the Company did not have any goodwill or intangible assets on the consolidated balance sheet.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 31, 2001, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes an accounting model for long-lived assets, including discontinued operations, to be disposed of by sale. This statement requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 30, 2001.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2002

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

1

Published reports regarding matters submitted

  to vote of security  holders

Not applicable

23

  Consents of accountants

Not applicable

24

  Power of attorney

Not applicable

99

  Additional exhibits

Not applicable

b)  Reports on Form 8K

     No reports on Form 8K were filed by the Company during the quarter ended March 31, 2002.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer