Form 10-Q
period 2002-06-30
STANDARD REGISTER CO
filed 2002-08-14
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of the each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2002
Common stock, $1.00 par value	23,410,091 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended June 30, 2002 and July 1, 2001 and
	for the 26 Weeks ended June 30, 2002 and July 1, 2001	3

b)	Consolidated Balance Sheet
	as of June 30, 2002 and December 30, 2001	4-5

c)	Consolidated Statement of Cash Flows
	for the 26 Weeks Ended June 30, 2002 and July 1, 2002	6

d)	Notes to Consolidated Financial Statements	7-11

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk		22

Part II – Other Information

Item 1. Legal Proceedings		22

Item 2. Changes in Securities and Use of Proceeds		22

Item 3. Defaults upon Senior Securities		22

Item 4. Submission of Matters to a Vote of Security Holders		22-23

Item 5. Other Information		23

Item 6. Exhibits and Reports on Form 8-K		23

Signatures		24

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 30	July 01	June 30	July 01
	2002	2001	2002	2001
REVENUE
Products	$ 208,076	$ 256,762	$ 423,044	$ 522,126
Services	45,709	58,209	94,520	110,441
Total revenue	253,785	314,971	517,564	632,567
OPERATING EXPENSES
Cost of sales	152,816	214,712	311,009	418,623
Engineering and research	4,161	4,554	8,321	7,238
Selling and administrative	66,674	75,419	136,402	160,263
Depreciation and amortization	10,904	12,513	21,869	26,275
Asset impairments	-	-	-	41,512
Restructuring charges	-	2,331	-	73,495
Total cost and expense	234,555	309,529	477,601	727,406
INCOME (LOSS) FROM OPERATIONS	19,230	5,442	39,963	(94,839)
OTHER INCOME (EXPENSE)
Interest expense	(3,165)	(3,249)	(6,512)	(6,426)
Investment income and other	957	841	1,715	1,600
Total other expense	(2,208)	(2,408)	(4,797)	(4,826)
INCOME (LOSS) BEFORE INCOME TAXES	17,022	3,034	35,166	(99,665)
INCOME TAXES (BENEFIT)	6,080	1,121	13,307	(40,484)
NET INCOME (LOSS)	$ 10,942	$ 1,913	$ 21,859	$ (59,181)

EARNINGS (LOSS) PER SHARE

Basic	$ 0.39	$ 0.07	$ 0.79	(2.15)
Diluted	$ 0.38	$ 0.07	$ 0.77	$ (2.15)
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46

NET INCOME (LOSS)	$ 10,942	$ 1,913	$ 21,859	$ (59,181)
Cumulative effect of FASB 133 adoption, net
of deferred income tax	-	1,002	-	-
Interest rate swap, net of deferred income tax	367	(3,765)	1,601	(3,275)
Available-for-sale securities, net of
deferred income tax	(1,521)	-	(1,521)	-

COMPREHENSIVE INCOME (LOSS)	$ 9,788	$ (850)	$ 21,939	$ (62,456)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	June 30	December 30
A S S E T S	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 214,838	$ 163,502
Trading securities	941	290
Accounts receivable, less allowance for doubtful
accounts of $7,001 and $9,150, respectively	151,598	182,494
Inventories	67,521	74,042
Prepaid income taxes	-	28,199
Deferred income taxes	29,323	28,309
Prepaid expense	15,169	13,400
Total current assets	479,390	490,236

PLANT AND EQUIPMENT
Buildings and improvements	82,905	86,577
Machinery and equipment	245,695	245,573
Office equipment	154,693	152,734
Total	483,293	484,884
Less accumulated depreciation	289,501	274,003
Depreciated cost	193,792	210,881
Plant and equipment under construction	9,512	6,196
Land	4,665	8,139
Total plant and equipment	207,969	225,216

OTHER ASSETS
Prepaid pension expense	112,992	107,677
Available-for-sale securities	2,465	-
Other	16,534	14,654
Total other assets	131,991	122,331

Total assets	$ 819,350	$ 837,783

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	June 30	December 30
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES
Current portion of long-term debt	$ 2,300	$ 630
Accounts payable	25,787	32,652
Accrued compensation	27,239	42,895
Deferred service contract income	6,168	4,876
Accrued restructuring	8,096	15,307
Other current liabilities	28,136	30,959
Total current liabilities	97,726	127,319

LONG-TERM LIABILITIES
Long-term debt	200,000	202,300
Retiree health care obligation	50,862	50,862
Deferred compensation	12,744	12,544
Deferred income taxes	22,042	20,975
Deferred cost of interest rate swap	5,824	8,493
Total long-term liabilities	291,472	295,174

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2002 - 25,238,824; 2001 - 24,825,553	25,239	24,826
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	47,596	39,854
Accumulated other comprehensive losses	(6,126)	(6,206)
Retained earnings	412,056	403,009
Treasury stock at cost:
1,797,150 shares	(46,124)	(46,124)
Unearned compensation - restricted stock	(4,100)	(1,735)
Common stock held in grantor trust, at cost:
2002 - 120,473 shares; 2001 - 118,539 shares	(3,114)	(3,059)
Total shareholders' equity	430,152	415,290

Total liabilities and shareholders' equity	$ 819,350	$ 837,783

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	26 Weeks Ended
	June 30	July 1
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 21,859	$ (59,181)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	21,869	26,275
Asset impairments	-	41,721
Restructuring charges	-	69,934
(Gain) loss on sale of assets	(1,682)	1,038
Deferred income taxes	(769)	(45,150)
Restructuring spending	(7,211)	(24,998)
Changes in operating assets and liabilities, net of
effects from disposition:
Trading securities	35	-
Accounts receivable	29,696	34,607
Inventories	6,521	36,647
Income taxes	29,118	9,965
Other assets	(7,807)	(13,677)
Accounts payable and accrued expenses	(26,331)	(9,476)
Deferred income	1,292	(274)
Other liabilities	(1,386)	752
Net cash provided by operating activities	65,204	68,183
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(10,662)	(12,104)
Proceeds from sale of plant and equipment	7,722	460
Purchase of marketable securities	(5,000)	-
Additions to other investments	(642)	(481)
Net cash used in investing activities	(8,582)	(12,125)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(630)	(590)
Proceeds from issuance of common stock	8,156	1,250
Purchase of treasury stock	-	(760)
Dividends paid	(12,812)	(12,683)
Net cash used in financing activities	(5,286)	(12,783)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	51,336	43,275
Cash and cash equivalents at beginning of period	163,502	56,381
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 214,838	$ 99,656
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

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections.”  Among other things, the new standard rescinds various pronouncements regarding early extinguishment of debt and amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications.  The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002.  The Company has not evaluated the potential effect, if any, of this standard; however, it is anticipated that SFAS No. 145 will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  The impact on the Company’s financial position or results of operations from adopting this standard has not been determined.

NOTE 4 – ACQUISITIONS

Subsequent to the end of the second quarter, on July 2, 2002, the Company acquired all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.  InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.  InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations.  The purchase price for the acquisition, net of cash received, totaled $88,712 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $48,980 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Approximately $47,000 of the goodwill is expected to be deductible for tax purposes.  Of the purchased intangibles, $16,048 was assigned to software maintenance contracts that are not subject to amortization and $1,036 to professional services backlog that have a one-year useful life.  Capitalized software costs will be amortized to cost of sales on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years. The purchase price allocation is preliminary and subject to further refinement upon completion of the asset valuation.

The preliminary purchase allocation is as follows:

Current assets	$ 7,782
Plant and equipment	4,440
Software development costs	21,011
Goodwill	48,980
Intangible assets	17,084
Other assets	300

Total assets acquired	99,597

Current liabilities	9,224
Long-term liabilities	1,661

Total liabilities assumed	10,885

Net assets acquired	$ 88,712

Results of operations for InSystems will be included in the Company’s consolidated financial statements prospectively from the date of acquisition beginning with the third quarter of 2002.  InSystems will be a separate reporting segment and all of the goodwill has been assigned to this segment. The following table summarizes selected unaudited pro forma financial information for the three-and six-month periods ended June 30, 2002 and July 1, 2001, as if InSystems had been acquired at the beginning of 2002 and 2001.  The unaudited pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Revenue	$ 259,118	$ 321,330	$ 529,009	$ 644,777

Net Income (Loss)	$ 10,306	$ 1,216	$ 21,091	$ (61,777)

Net Income (Loss) Per Share

Basic	$ 0.37	$ 0.04	$ 0.76	$ (2.24)
Diluted	$ 0.38	$ 0.04	$ 0.74	$ (2.24)

On July 12, 2002, the Company acquired consulting and software services operations and a print-on-demand operation from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota, for approximately $10,000.  In conjunction with the acquisition, the Company recorded approximately $5,709 of goodwill and $1,000 of purchased intangibles. Results of operations will be included in the Company’s consolidated financial statements prospectively from the date of acquisition, beginning with the third quarter of 2002.  Pro forma financial information and other related disclosures have not been presented because the acquisition is not material.

NOTE 5 – INVESTMENTS

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Securities are classified as trading when held for short-term periods in anticipation of market gains and are recorded at fair market value, with unrealized gains and losses included in income.  Available-for-sale securities are recorded at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity.  At June 30, 2002, the Company had gross unrealized losses from available-for-sale securities of $2,535.

NOTE 6 – RESTRUCTURING

The Company periodically reviews the restructuring accrual to determine its adequacy.  No adjustments have been necessary to the accrual during 2002.  Pre-tax components of the 2001 restructuring activity in fiscal 2002 are as follows:

	Balance		Balance
	Accrued at	Incurred	Accrued at
	30-Dec-01	in 2002	30-Jun-02

Severence and employer related costs	$ 3,173	$ 1,585	$ 1,588
Contract exit and termination costs	11,702	5,558	6,144
Inventories and other asset write-downs	138	-	138

Total	$ 15,013	$ 7,143	$ 7,870

NOTE 7 – SEGMENT REPORTING

The Company has four reporting segments, recognized internally as Strategic Business Units, which have organized along product lines: Document Management (which consists of six business units that have been aggregated for segment reporting purposes), Fulfillment Services, Label Solutions, and SMARTworks LLC.  The segments are managed and reported internally primarily by the type of products they produce and the markets they serve.  The Company evaluates segment performance based on operating income.  At June 30, 2002, there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at December 30, 2001, nor were there any changes in the reportable segments, or in the measurement of segment operating results.

Information about the Company’s operations by segment for the 13 weeks ended June 30, 2002 and July 1, 2001 is as follows:

		Document	Fulfillment	Label	SMART-
		Management	Services	Solutions	works LLC	Total

Revenue from external	2002	$ 193,056	$ 29,180	$ 31,508	$ 41	$ 253,785
customers	2001	235,810	33,347	36,969	7	306,133

Intersegment revenues	2002	-	-	-	$ 1,865	$ 1,865
	2001	-	-	-	2,158	2,158

Operating income	2002	$ 20,091	$ (169)	$ 2,024	$ (3,121)	$ 18,825
(loss)	2001	12,928	538	1,815	(2,245)	13,036

Information about the Company’s operations by segment for the 26 weeks ended June 30, 2002 and July 1, 2001 is as follows:

		Document	Fulfillment	Label	SMART-
		Management	Services	Solutions	works LLC	Total

Revenue from external	2002	$ 397,918	$ 58,718	$ 60,764	$ 164	$ 517,564
customers	2001	485,942	61,969	75,811	7	623,729

Intersegment revenues	2002	-	-	-	$ 3,623	$ 3,263
	2001	-	-	-	4,033	4,033

Operating income	2002	$ 42,622	$ (762)	$ 4,072	$ (6,266)	$ 39,666
(loss)	2001	27,310	437	2,277	(4,922)	25,102

Reconciling information between reportable segments and the Company’s consolidated financial statements for the three and six months ended June 30, 2002 and July 1, 2002 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

OPERATING INCOME	$ 18,825	$ 13,036	$ 39,666	$ 25,102

Eliminations and other deductions	148	(4,223)	297	(3,894)
LIFO adjustment	257	(1,040)	-	(1,040)
Restructuring charges	-	(2,331)	-	(73,495)
Asset impairments	-	-	-	(41,512)
Interest expense and other income	(2,208)	(2,408)	(4,797)	(4,826)
Income (loss) before taxes	$ 17,022	$ 3,034	$ 35,166	$ (99,665)

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

These restructuring efforts have a significant effect on the comparison of financial results for the second quarter and first half of 2002 with the second quarter and first half of 2001.  Financial results for the fourth quarter of 2001 and first quarter of 2002 are also presented to provide a comparison with the two quarters since the Company’s restructuring period that substantially ended in September 2001.

OVERVIEW

Net income for the second quarter of 2002 was $10.9 million or $0.38 per diluted share, compared with $1.9 million or $0.07 per diluted share for the comparable quarter of 2001.  Second-quarter results for 2001 included restructuring and other nonrecurring charges that reduced net income by $4.1 million or $0.15 per diluted share; excluding these charges, net income in the second quarter of 2002 increased 81.6% over 2001 second-quarter net income of $6.0 million.  Net income in the second quarter of 2002 was aided by gains on the sale of assets, research and development tax credits received, and lower incentive pay accruals; together these items increased earnings per diluted share by approximately $0.10.

RESULTS OF OPERATIONS

The first table below presents an analysis of the results of operations for the second quarter and first half of 2002, compared with the second quarter and first half of 2001.  The second table below presents a quarterly analysis of the second quarter of 2002 compared with the fourth quarter of 2001 and the first quarter of 2002.  Both tables segregate restructuring, impairment, and other non-operating expense from the underlying operations of the Company.

	2Q02	2Q01	YTD02	YTD01

OPERATIONS
Revenue	$ 253.8	$ 306.1	$ 517.6	$ 623.7
Gross Margin	101.0	104.7	206.6	218.4
% Revenue	39.8%	34.2%	39.9%	35.0%
SG&A Expense	70.8	80.0	144.7	167.5
EBITDA	30.2	24.7	61.9	50.9
% Revenue	11.9%	8.1%	12.0%	8.2%
Depreciation & Amortization	11.0	12.5	22.0	26.3
Income From Operations	19.2	12.2	39.9	24.6
Interest Expense	(3.2)	(3.2)	(6.5)	(6.4)
Investment Income	1.0	0.8	1.8	1.6
Pretax Income	17.0	9.8	35.2	19.8
Net Income Before
Non-Operating Items	10.9	6.0	21.8	11.9
Earnings Per Diluted Share	0.38	0.22	0.77	0.44

NON-OPERATING ITEMS
Restructuring	-	(2.3)	-	(73.5)
Write-Offs/Adjustments	-	(4.5)	-	(4.5)
Asset Impairment	-	-	-	(41.5)
Pretax Effect	-	(6.8)	-	(119.5)
Net Income Effect	-	(4.1)	-	(71.1)
TOTAL NET INCOME (LOSS)	$ 10.9	$ 1.9	$ 21.8	$ (59.2)
Earnings (Loss) Per Diluted Share	0.38	0.07	0.77	(2.15)

	4Q01	1Q02	2Q02

OPERATIONS
Revenue	$ 285.7	$ 263.8	$ 253.8
Gross Margin	111.5	105.6	101.0
% Revenue	39.0%	40.0%	39.8%
SG&A Expense	76.0	73.9	70.8
EBITDA	35.5	31.7	30.2
% Revenue	12.4%	12.0%	11.9%
Depreciation & Amortization	8.7	11.0	11.0
Income From Operations	26.8	20.7	19.2
Interest Expense	(2.9)	(3.3)	(3.2)
Investment Income	1.0	0.8	1.0
Pretax Income	24.9	18.2	17.0
Net Income Before
Non-Operating Items	14.3	10.9	10.9
Earnings Per Diluted Share	0.51	0.39	0.38

NON-OPERATING ITEMS
Restructuring	(5.3)	-	-
Asset Impairment	-	-	-
Pretax Effect	(5.3)	-	-
Net Income Effect	(3.0)	-	-
TOTAL NET INCOME (LOSS)	$ 11.3	$ 10.9	$ 10.9
Earnings (Loss) Per Diluted Share	0.41	0.39	0.38

Consolidated revenue decreased by 17.1% to $253.8 million in the second quarter of 2002 compared with $306.1 million for the same period of 2001.  For the first half of 2002, consolidated revenue decreased by 17.0% to 517.9 million, compared with $623.7 million for the same period of 2001.  The revenue decline in 2002 was primarily volume driven, the result of the Company’s 2001 Renewal Plan that included the elimination of approximately $250 million (annualized) of low-margin and nonstrategic business.  In the second quarter of 2002 the Company did experience some softness in revenue due to overall economic conditions and industry dynamics, as well as internal factors.  Fourth quarter 2001 signaled the end of the restructuring period and also reflected typical seasonality (higher revenue and income from operations).  Had revenue followed a normal seasonal pattern, second quarter 2002 revenue should have exceeded first quarter 2002; however, revenue decreased approximately $10.0 million.  Management believes that the Company underestimated the challenge of ramping up revenue following the restructuring and reorganization.  Since the restructuring, new business generation was delayed while sales representatives focused on establishing relationships with customer accounts they inherited and the Company focused on profitability.  In addition, the Company did not ramp up the specialized sales forces for each business segment at the rate originally planned.  Third, a portion of the marginally profitable business that was held-over from the restructuring period was lost during the quarter. Excluding the effect of the acquisitions discussed below, the Company currently expects revenue for the second half of 2002 to slightly exceed the first half of 2002.  Actions to increase revenue will include a new key account management program and coordinated cross selling.  There are also increased opportunities for revenue growth if economic conditions improve in the Company’s markets.

Second quarter 2002 gross margin was 39.8% and first half 2002 gross margin was 39.9%, compared with 31.8% and 33.8% for the same periods of 2001, respectively.  The improvement reflects an improved mix of business and the benefit of cost reductions from the restructuring.  During the restructuring, 25 plants and print centers were closed.  Some production capacity was relocated to other locations, but overall capacity was reduced by about 30%.  In addition, 29 warehouses were closed and their operations were consolidated into other locations.   The combination of these changes produced significant improvements in profitability beginning in the fourth quarter of 2001.

The Company has been able to maintain the good cost structure since fourth quarter of 2001 even while making incremental investments in strategic initiatives such as Six Sigma and e-business initiatives.  Selling, engineering, and administrative (“SG&A”) expense of $70.8 and $144.7 million for second quarter and first half of 2002 was $9.2 and $22.8 million below the comparable periods of 2001.  SG&A expense in second quarter 2002 was also lower than fourth quarter 2001 and first quarter 2002.  The decline from 2001 reflects restructuring efforts that eliminated positions at the Company’s headquarters and field selling organizations, closed 149 sales offices and consolidated their operations into 43 regional locations and adopted virtual offices for selected markets.  The lower second quarter 2002 SG&A expense also includes approximately $2.5 million of lower incentive pay resulting from adjustments to incentive compensation accruals and approximately $1.5 million from gains on the sale of several assets. The Company sold one plant that was idled during the restructuring, several presses, and two buildings that had been vacated several years ago.

Depreciation and amortization of $11.0 million and $21.9 million for first quarter and first half 2002 declined from $12.5 and $26.3 million for the same periods of 2001, reflecting a reduction in assets from the restructuring.  The increase in 2002 depreciation and amortization over fourth quarter expense results from anticipated capital spending in 2002.

Interest expense was essentially unchanged, reflecting stable debt balances and an interest rate swap that fixed the interest rate at 5.84% over the LIBOR spread and fees paid to banks under a revolving credit facility agreement.  The interest rate swap matures in January 2003.

The effective tax rate for the second quarter and first half of 2002 was slightly lower than the comparable periods of 2001.  In second quarter 2002, the Company received a refund for research and development tax credits and also had a higher balance of tax-exempt investments.

Restructuring, Impairment, and Non-Operating Charges

There have been no restructuring charges in 2002.  In the first quarter of 2001, the Company recorded expenses for restructuring and asset impairment of $71.2 million and $41.5 million, respectively, and an additional $2.3 million in the second quarter of 2001.  Restructuring costs were primarily for severance and other employer-related costs, contract exit and termination costs, and inventory and other asset write-downs.  Restructuring expense in the second quarter of 2001 represents costs not chargeable to the first quarter restructuring accrual, such as the cost of moving manufacturing equipment from closed facilities to plants remaining open. The impairment charges resulted from facilities and equipment to be removed from operation.

In addition, the Company recorded net charges of $4.5 million in the second quarter of 2001 comprised of three items.  First, a cutoff error at the end of the prior year resulted in an $8.8 million understatement of revenue.  Second, the value of unfinished goods was reduced by $21.4 million as a result of the accumulation of many individually small transactional errors that were traced as far back as January 1998 when a new cost system was installed.  Third, the Company changed an accounting procedure to provide for the proper matching of cost to revenue for warehousing.  Previously, cost was reported up front, as incurred, instead of being matched to revenue as the stored product was shipped from the warehouse and invoiced.  The effect of these three adjustments was to increase revenue by $8.8 million and increase cost of sales by $13.3 million.

Recent Acquisitions

Subsequent to the end of the second quarter, on July 2, 2002, the Company acquired all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.  InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.  InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $88.7 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $49.0 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. Of the purchased intangibles, $16.1 million was assigned to software maintenance contracts that are not subject to amortization and $1.0 million to professional services backlog that have a one-year useful life. Capitalized software costs will be amortized to cost of sales on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years.  Results of operations for InSystems, which will be a separate reporting segment, will be included in the Company’s consolidated financial statements prospectively from the date of acquisition beginning with the third quarter of 2002.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired consulting and software services operations and a print-on-demand operation from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota, for approximately $10.0 million.  In conjunction with the acquisition, the Company recorded approximately $5.7 million of goodwill and $1.0 million of purchased intangibles. Results of operations will be included in the Company’s consolidated financial statements prospectively from the date of acquisition, beginning with the third quarter of 2002.  Combined revenues of the two acquisitions were approximately $43.0 million for their most recent fiscal years.

Outlook

As previously mentioned, the Company currently expects revenue from existing business (excluding acquisitions) for the second half of 2002 to slightly exceed the first half of 2002.  Third quarter 2002 revenue is expected to be less than fourth quarter 2002 or second quarter 2002, which is the normal seasonal pattern.  The recent acquisitions are expected to add revenue of approximately $23 million in the last half of 2002, while having a neutral impact on net income.  Gross margins are expected to improve slightly; however, SG&A expense will be higher without the favorable items previously discussed and the added amortization expense from the acquisitions.  Based on the Company’s financial results for the first half of 2002 and expectations about the industry and economy for the remainder of the year, the Company is adjusting its earnings target for the year to a range of $1.40 to $1.50 per diluted share.

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

	4Q01	1Q02	2Q02	2Q01	YTD02	YTD01

Revenue	$ 224.6	$ 204.8	$ 193.1	$ 235.8	$ 397.9	$ 485.9
% Change 02 vs 01			-18.1%		-18.1%

Operating Income	$ 23.8	$ 22.5	$ 20.1	$ 12.9	$ 42.6	$ 27.3
% Revenue	10.6%	11.0%	10.4%	5.5%	10.7%	5.6%

The industry demand for several categories of traditional business forms, which represent about two-thirds of this SBU’s total revenue, has been flat or in modest decline in recent years as a result of inroads made by competing technologies.  A significant portion of the low-margin business that was eliminated in the restructuring occurred in this SBU, which accounted for most of the 18.1% decline in revenue in both periods.

Second quarter and first half 2002 operating income improvement over 2001 reflects restructuring efforts described earlier, as this SBU had the most extensive restructuring activities.  By taking out capacity and improving the mix of business, operating margins have increased significantly, in spite of the lower revenues.  Second quarter 2002 operating income for this SBU also includes a significant portion of the favorable SG&A adjustments for lower incentive pay and gains on the sale of several assets.

Fulfillment Services

This SBU helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.   Its major markets are financial services, healthcare, and membership.

	4Q01	1Q02	2Q02	2Q01	YTD 02	YTD 01

Revenue	$ 29.4	$ 29.5	$ 29.2	$ 33.3	$ 58.7	$ 62.0
% Change 02 vs 01			-12.3%		-5.3%

Operating Income (Loss)	$ 1.1	$ (0.6)	$ (0.2)	$ 0.5	$ (0.8)	$ 0.4
% Revenue	3.7%	-2.0%	-0.7%	1.5%	-1.4%	0.6%

Revenue in second quarter 2002 decreased 12.3% over the same period of 2001.  For the first half of 2002, revenue decreased 5.3% from 2001.  In both the first and second quarter of 2002, revenue volume declined due to the elimination of low-margin business in the restructuring.  While this SBU is seeing a reduction in traditional imprinting business, this decline is being offset by increases in outsourced services.

The restructuring improved the mix of business, eliminated some overcapacity, and pushed operating margin percentages modestly higher by fourth quarter 2001.  Gross margin has continued to improve significantly; however, operating income is being impacted by higher than usual selling and marketing expense in 2002 as this SBU establishes its own dedicated sales force.  This SBU has a longer sell cycle.  As the new sales force establishes customer relationships and generates additional revenue, the Company expects selling and marketing expense, as a percentage of revenue, to decline and operating margins to improve.

Label Solutions

This SBU provides custom and stock labels on both a stand-alone basis and as part of an integrated labeling system.  Applications are sold primarily into manufacturing, healthcare, and distribution markets.

	4Q01	1Q02	2Q02	2Q01	YTD 02	YTD 01

Revenue	$ 31.7	$ 29.3	$ 31.5	$ 37.0	$ 60.8	$ 75.8
% Change 02 vs 01			-14.9%		-19.8%

Operating Income	$ 3.1	$ 2.0	$ 2.0	$ 1.8	$ 4.0	$ 2.3
% Revenue	9.8%	6.8%	6.3%	4.9%	6.6%	3.0%

Revenue in second quarter 2002 decreased 14.9% over the same period of 2001.  For the first half of 2002, revenue decreased 19.8% from 2001.  The revenue decline was primarily volume driven, the result of low-margin business that was eliminated by the Renewal Plan.  Revenue also declined due to the loss of two large accounts during 2001.  These accounts generated significant revenue, but low gross margins, and the Company chose not to participate in further price reductions.  The SBU has been successful in securing new business to offset the lost revenue.  The investment in a dedicated sales channel targeting Manufacturing and Logistics market segments is beginning to show results.  The focus for this SBU will be on selling integrated solutions and increasing revenue volume.

Despite the lower revenues, gross margins have improved consistently during the restructuring, reflecting a better business mix and lower manufacturing costs brought on by improved utilization.  Additionally, as in Fulfillment Services, operating income is being impacted by higher than usual selling and marketing expense in 2002 as this SBU also establishes its own dedicated sales force. This SBU has a longer sell cycle and specialty applications.  As the new sales force establishes customer relationships and generates additional revenue, the Company expects selling and marketing expense, as a percentage of revenue, to decline and operating margins to improve.

SMARTworks LLC

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

	4Q 01	1Q 02	2Q 02	2Q 01	YTD 02	YTD 01

Revenue	$ 1.9	$ 1.9	$ 1.9	$ 2.2	$ 3.8	$ 4.1

Operating Income (Loss)	$ (3.3)	$ (3.1)	$ (3.1)	$ (2.2)	$ (6.2)	$ (4.9)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the first six months of the year by $51.3 million to $214.8 million at June 30, 2002.  Operations provided $65.2 million of cash in the first half of 2002, primarily from net income plus the non-cash benefits of depreciation, and a decrease in working capital requirements.  Additionally, in the second quarter of 2002, the Company received $24.6 million of income tax refunds and research and development tax credits. Restructuring spending for the first half totaled $7.2 million.  The remaining restructuring liability balance of $8.1 million consists of severance and employer related costs that are expected to be paid in 2002 and contract exit and termination costs that are expected to be paid through 2006.

Net investing activities used $8.6 million in the first half of 2002.   Proceeds from the sale of assets provided $7.7 million in the quarter, primarily from the sale of a facility in Pennsylvania that was targeted for closure and sale as part of the restructuring, two previously abandoned buildings, and several presses.  Capital spending totaled $10.7 million.  In addition, $5.0 million was used to purchase marketable securities considered held-for-sale.  The Company expects capital spending to be in the $25 to $35 million range for the year, excluding acquisitions.  The Company is actively seeking acquisitions that will add talent, technology and capabilities that align with the growth strategies of each SBU.  The expectation is that the acquisition targets would be more moderate in size, having annual revenue of $25 to $100 million.

Net financing activities used $5.3 million in the first half of 2002.  Approximately $12.8 million was used to pay dividends and $0.6 million was used for principal payments on industrial revenue bonds, offset in part by $8.1 million received from the exercise of stock options.

At June 30, 2002, the Company had $202.3 million of total debt and $214.8 million of cash, providing a net cash position of $12.5 million.  The Company used approximately $100.0 million for its two acquisitions in early July, which will be reflected in the third quarter.  On a pro-forma basis, the acquisitions would result in a net debt to capital ratio of 16.9% which reflects a very strong financial condition.

	Post June
	Acquisitions
	Pro-Forma	June-02	Dec-01

Total Debt	$ 202.3	$ 202.3	$ 202.9
Less Cash	(114.8)	(214.8)	(163.8)
Net (Cash) Debt	87.5	(12.5)	39.1
Equity	430.2	430.2	415.3
Total	$ 517.7	$ 417.7	$ 454.4

Net Debt (Cash): Total Capital	16.9%	-3.0%	8.6%

The Company has a $250 million unsecured revolving credit facility with ten banks.  The agreement, as amended on May 10, 2002, provides a four-year commitment of up to $170 million, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  At June 30, 2002, the Company had borrowings outstanding under the agreement of $200 million.

Management believes that the combination of internally generated funds, available cash reserves, and the existing credit facility are sufficient to fund the Company’s operation over the next year.  In management’s judgment, the Company’s strong balance sheet could support additional debt financing, if necessary, to pursue additional acquisitions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections.”  Among other things, the new standard rescinds various pronouncements regarding early extinguishment of debt and amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications.  The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002.  The Company has not evaluated the potential effect, if any, of this standard; however, it is anticipated that SFAS No. 145 will not have a material effect on the financial position, cash flows, or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  The impact on the Company’s financial position, cash flows, or results of operations from adopting this standard has not been determined.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2002

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments as outlined in the 2001 Form 10K. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held April 17, 2002.

As a result of voting of the Shareholders, the following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE

IN FAVOR

WITHHELD

Roy W. Begley, Jr.

44,011,212

1,515,116

F. David Clarke, III

44,007,460

1,518,868

Paul H. Granzow

43,161,038

2,365,290

Graeme G. Keeping

44,436,750

1,089,578

Dennis L. Rediker

43,154,526

2,371,802

Ann Scavullo

44,003,242

1,523,086

John J. Schiff, Jr.

44,014,344

1,511,984

John Q. Sherman, II

43,999,082

1,527,246

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company’s Auditors for the year 2002:

IN FAVOR

OPPOSED

ABSTAINED

45,007,089

  497,073

  22,167

Following is the result of voting by the Shareholders regarding the adoption of the Standard Register 2002 Equity Incentive Plan:

IN FAVOR

OPPOSED

ABSTAINED

37,230,284

6,804,981

315,564

Following is the result of voting by the Shareholders regarding amending The Management Incentive Compensation Plan:

IN FAVOR

OPPOSED

ABSTAINED

44,930,869

266,722

328,734

ITEM 5.  OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a)

Exhibits

Exhibit  #    Description

1

Plan of acquisition, reorganization, arrangement

      Liquidation or succession

Not applicable

 3

  Articles of incorporation and bylaws

Not applicable

1.1

First Amendment Agreement to The Credit Agreement between

   Standard Register and the following banking institutions

0.1

Asset Purchase Agreement between The Standard Register Company and PlanetPrint.com, Inc., dated July 10, 2002

0.2

Share Purchase Agreement between The Standard Register Company and InSystems Technologies Inc., dated June 25, 2002.

11

  Statement re: computation of per share earnings

Not applicable

0.1

Letter re: unaudited interim financial information

Not applicable

18

  Letter re: change in accounting principles

Not applicable

19

  Report furnished to security holders

Not applicable

1

Published reports regarding matters submitted

  to vote of security  holders

Not applicable

1.1

Consent of Independent Auditor

24

  Power of attorney

Not applicable

0.1

Financial Statement certification letter

0.2

Review report of Independent Auditor

b)  Reports on Form 8K

A report on Form 8K related to the resignation of Director Graeme G. Keeping was filed by the Company on July 02, 2002.

A report on Form 8K related to the purchase of InSystems Technologies Inc. was filed by the Company on July 10, 2002.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2002

/S/ C. J. Brown	By C. J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer