Form 10-Q
period 2002-09-29
STANDARD REGISTER CO
filed 2002-11-13
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2002
Common stock, $1.00 par value	23,420,073 shares
Class A stock, $1.00 par value	4,725,000 shares

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 29, 2002

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended September 29, 2002 and September 30, 2001 and
	for the 39 Weeks ended September 29, 2002 and September 30, 2001	3

b)	Consolidated Balance Sheet
	as of September 29, 2002 and December 30, 2001	4-5

c)	Consolidated Statement of Cash Flows
	for the 39 Weeks Ended September 29, 2002 and September 30, 2001	6

d)	Notes to Consolidated Financial Statements	7-13

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk		26

Item 4. Controls and Procedures		26

Part II – Other Information

Item 1. Legal Proceedings		27

Item 2. Changes in Securities and Use of Proceeds		27

Item 3. Defaults upon Senior Securities		27

Item 4. Submission of Matters to a Vote of Security Holders		27

Item 5. Other Information		27

Item 6. Exhibits and Reports on Form 8-K		27

Signatures		28

Certifications		29-32

#

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 29	September 30	September 29	September 30
	2002	2001	2002	2001
REVENUE
Products	$ 207,089	$ 230,395	$ 630,133	$ 752,521
Services	45,609	47,779	140,129	158,221
Total revenue	252,698	278,174	770,262	910,742

OPERATING EXPENSES
Cost of sales	153,977	188,536	464,986	607,159
Engineering and research	4,769	3,900	13,090	11,138
Selling and administrative	68,821	71,509	205,223	231,773
Depreciation and amortization	11,718	10,490	33,587	36,765
Asset impairments	-	-	-	41,512
Restructuring charges	-	5,241	-	78,736
Total cost and expense	239,285	279,676	716,886	1,007,083

INCOME (LOSS) FROM OPERATIONS	13,413	(1,502)	53,376	(96,341)

OTHER INCOME (EXPENSE)
Interest expense	(3,429)	(3,411)	(9,941)	(9,837)
Investment income and other	721	653	2,436	2,253
Total other expense	(2,708)	(2,758)	(7,505)	(7,584)

INCOME (LOSS) BEFORE INCOME TAXES	10,705	(4,260)	45,871	(103,925)
INCOME TAXES (BENEFIT)	4,245	(2,831)	17,552	(43,315)
NET INCOME (LOSS)	$ 6,460	$ (1,429)	$ 28,319	$ (60,610)

EARNINGS (LOSS) PER SHARE

Basic	$ 0.23	$ (0.05)	$ 1.01	$ (2.20)
Diluted	$ 0.23	$ (0.05)	$ 0.99	$ (2.20)

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET INCOME (LOSS)	$ 6,460	$ (1,429)	$ 28,319	$ (60,610)

Minimum pension liability, net of
deferred income tax	(113,138)	-	(113,138)	-
Cumulative effect of FASB 133 adoption, net
of deferred income tax	-		-	1,002
Interest rate swap, net of deferred income tax	1,008	(2,224)	2,609	(6,991)
Available-for-sale securities, net of
deferred income tax	(1,083)	-	(2,604)	-
Cumulative translation adjustment	24	-	24	-

COMPREHENSIVE LOSS	$ (106,729)	$ (3,653)	$ (84,790)	$ (66,599)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 29	December 30
A S S E T S	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 137,948	$ 163,502
Trading securities	255	290
Accounts receivable, less allowance for doubtful
accounts of $6,186 and $9,150, respectively	145,313	182,494
Inventories	58,310	74,042
Prepaid income taxes	-	28,199
Deferred income taxes	30,045	28,309
Prepaid expense	16,018	13,400
Total current assets	387,889	490,236

PLANT AND EQUIPMENT
Buildings and improvements	85,047	86,577
Machinery and equipment	253,112	245,573
Office equipment	182,603	152,734
Total	520,762	484,884
Less accumulated depreciation	305,020	274,003
Depreciated cost	215,742	210,881
Plant and equipment under construction	11,190	6,196
Land	4,757	8,139
Total plant and equipment	231,689	225,216

OTHER ASSETS
Prepaid pension	-	107,677
Goodwill	52,305	-
Intangible assets	20,976	-
Deferred tax asset	52,711	-
Available-for-sale securities	660	-
Other	17,728	14,654
Total other assets	144,380	122,331

Total assets	$ 763,958	$ 837,783

See accompanying notes.

#

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 29	December 30
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001
CURRENT LIABILITIES
Current portion of long-term debt	$ 2,736	$ 630
Accounts payable	25,598	32,652
Accrued compensation	31,395	42,895
Deferred service contract income	9,280	4,876
Accrued restructuring	5,969	15,307
Other current liabilities	26,601	30,959
Total current liabilities	101,579	127,319
LONG-TERM LIABILITIES
Long-term debt	200,016	202,300
Pension benefit obligations	75,835	-
Retiree health care obligation	50,862	50,862
Deferred compensation	11,379	12,544
Deferred income taxes	-	20,975
Deferred cost of interest rate swap	4,144	8,493
Other long-term liabilities	1,690	-
Total long-term liabilities	343,926	295,174
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2002 - 25,338,830; 2001 - 24,825,553	25,338	24,826
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	50,148	39,854
Accumulated other comprehensive losses	(119,315)	(6,206)
Retained earnings	412,043	403,009
Treasury stock at cost:
1,797,150 shares	(46,124)	(46,124)
Unearned compensation - restricted stock	(5,220)	(1,735)
Common stock held in grantor trust, at cost:
2002 - 121,607 shares; 2001 - 118,539 shares	(3,142)	(3,059)
Total shareholders' equity	318,453	415,290

Total liabilities and shareholders' equity	$ 763,958	$ 837,783

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	39 Weeks Ended	39 Weeks Ended
	September 29	September 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 28,319	$ (60,610)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	33,846	36,765
Asset impairments	-	41,721
Restructuring charges	-	68,016
Gain on sale of assets	(1,879)	(1,310)
Amortization of unearned compensation - restricted stock	1,255	-
Deferred income taxes	-	(45,150)
Changes in operating assets and liabilities, net of acquisitions
Trading securities	35	-
Accounts receivable	45,087	68,459
Inventories	16,188	43,185
Income taxes	28,590	6,939
Other assets	(1,699)	(20,536)
Restructuring spending	(9,338)	(44,300)
Accounts payable and accrued expenses	(29,038)	10,898
Pension obligation	(6,871)	-
Deferred income	342	(318)
Other liabilities	6	(452)
Net cash provided by operating activities	104,843	103,307
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(99,199)	-
Additions to plant and equipment	(19,425)	(13,472)
Proceeds from sale of plant and equipment	8,488	474
Purchase of marketable securities	(5,000)	-
Proceeds from sale of other investments	-	6,899
Additions to other investments	-	(468)
Net cash used in investing activities	(115,136)	(6,567)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,970)	(590)
Proceeds from issuance of common stock	5,984	1,604
Purchase of treasury stock	-	(760)
Dividends paid	(19,285)	(19,034)
Net cash used in financing activities	(15,271)	(18,780)
Effect of exchange rate changes on cash	10	-
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(25,554)	77,960
Cash and cash equivalents at beginning of period	163,502	56,381
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 137,948	$ 134,341
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

#

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  The adoption of this standard will not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 4 – ACQUISITIONS

On July 2, 2002, the Company acquired all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto Ontario, Canada.   InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations.  The purchase price for the acquisition, net of cash received, totaled $88,712 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $48,980 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  The Company intends to file an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in the stock purchase, including goodwill for income tax purposes.  Once the election is made, approximately $47,000 of the goodwill is expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16,048 was assigned to software maintenance contracts that are not subject to amortization and $1,036 to professional services backlog that have a one-year useful life.  Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years, and included in depreciation and amortization expense. The purchase price allocation is preliminary and subject to further refinement upon completion of the asset valuation.

#

The preliminary purchase allocation is as follows:

Current assets	$ 7,763
Plant and equipment	4,440
Software development costs	21,011
Goodwill	48,980
Intangible assets	17,084
Other assets	292

Total assets acquired	99,570

Current liabilities	9,197
Long-term debt	1,142
Long-term liabilities	519

Total liabilities assumed	10,858

Net assets acquired	$ 88,712

Results of operations for InSystems are included in the Company’s consolidated financial statements from the date of acquisition.  InSystems is a separate reporting segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for the three-and nine-month periods ended September 29, 2002 and September 30, 2001, as if InSystems had been acquired at the beginning of 2002 and 2001.  The unaudited pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Revenue	$ 252,698	$ 284,054	$ 781,707	$ 928,831

Net Income (Loss)	$ 6,460	$ (1,710)	$ 27,551	$ (58,690)

Net Income (Loss) Per Share

Basic	$ 0.23	$ (0.06)	$ 0.99	$ (2.13)
Diluted	$ 0.23	$ (0.06)	$ 0.97	$ (2.13)

On July 12, 2002, the Company acquired consulting and software services operations and a print-on-demand operation from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota, for approximately $10,500.  In conjunction with the acquisition, the Company recorded approximately $3,325 of goodwill and $4,151 of purchased intangibles. Results of operations are included in the Company’s consolidated financial statements from the date of acquisition and are included in the Document Management segment.  Pro forma financial information and other related disclosures have not been presented because the acquisition is not material.

NOTE 5 – INVESTMENTS

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Securities are classified as trading when held for short-term periods in anticipation of market gains and are recorded at fair market value, with unrealized gains and losses included in income.  Available-for-sale securities are recorded at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity.  At September 29, 2002, the Company had gross unrealized losses from available-for-sale securities of $4,340.

NOTE 6 – INVENTORIES

The components of inventories at September 29, 2002 and December 30, 2001 were as follows:

	September 29,	December 30,
	2002	2001

Finished products	$ 44,535	$ 57,899
Jobs in process	9,555	9,215
Materials and supplies	4,220	6,928

Total	$ 58,310	$ 74,042

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
(Shares in thousands)	2002	2001	2002	2001

Weighted average shares	28,134	27,611	27,923	27,593
outstanding - basic
Dilutive effect of stock options	490	-	541	-

Weighted average shares
outstanding - diluted	28,624	27,611	28,464	27,593

#

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 897,496 shares in 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net loss incurred in fiscal year 2001, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 8 – PENSION PLANS

The Company maintains a defined benefit pension plan with assets invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed income securities. SFAS No. 87, “Employers’ Accounting for Pensions” requires the recognition of a “minimum pension liability” if, as of a given measurement date, the fair value of a plan’s assets is less than its accumulated benefit obligation (ABO).  The Company measures its pension obligations on an annual basis as of the end of the fiscal year.  At December 30, 2001, the fair value of the assets of the Company’s qualified pension plan exceeded the ABO (calculated using a 7.0% discount rate) by approximately $34,713.

The recent decline in U.S. equity markets has significantly reduced the value of the Company’s pension plan assets.   During the third quarter, the fair value of assets dropped below the ABO and the Company recorded an estimate of the pension liability equal to the excess of the ABO over plan assets.  This adjustment, net of deferred income taxes, was a direct charge to shareholders’ equity of $113,138.  This adjustment is subject to revision in the fourth quarter and will be determined by the Company’s annual actuarial valuations.

NOTE 9 – RESTRUCTURING

The Company periodically reviews the restructuring accrual to determine its adequacy.  No adjustments have been necessary to the accrual during 2002.  Pre-tax components of the 2001 restructuring activity in fiscal 2002 are as follows:

	Balance		Balance
	Accrued at	Incurred	Accrued at
	30-Dec-01	in 2002	29-Sep-02

Severance and employer related costs	$ 3,173	$ 1,438	$ 1,735
Contract exit and termination costs	11,702	7,606	4,096
Inventories and other asset write-downs	138	-	138

Total	$ 15,013	$ 9,044	$ 5,969

#

NOTE 10 - SEGMENT REPORTING

As a result of the InSystems acquisition, the Company now has five reporting segments, recognized internally as Strategic Business Units, which have been organized along product lines: Document Management (which consists of eight business units that have been aggregated for segment reporting purposes), Fulfillment Services, Label Solutions, SMARTworks LLC, and InSystems.  The segments are managed and reported internally primarily by the type of products they produce and the markets they serve.  The Company evaluates segment performance based on operating income.  At September 29, 2002, there were no significant changes in identifiable assets of reportable segments from those amounts disclosed at December 30, 2001 or in the measurement of segment operating results.

Information about the Company’s operations by segment for the 13 weeks ended September 29, 2002 and September 30, 2001 is as follows:

		Document	Fulfillment	Label	SMART-
		Management	Services	Solutions	works LLC	InSystems	Total

Revenue from external	2002	$188,640	$28,624	$ 29,334	$ 33	$6,067	$ 252,698
customers	2001	217,508	29,488	31,169	10	-	278,175

Intersegment revenues	2002	-	-	-	1,945		1,945
	2001	-	-	-	1,928	-	1,928

Operating income	2002	18,328	(2,900)	1,196	(2,786)	(578)	13,260
(loss)	2001	6,380	(1,032)	2,049	(2,784)	-	4,613

Information about the Company’s operations by segment for the 39 weeks ended September 29, 2002 and September 30, 2001 is as follows:

		Document	Fulfillment	Label	SMART-
		Management	Services	Solutions	works LLC	InSystems	Total

Revenue from external	2002	$ 586,558	$ 87,342	$ 90,098	$ 197	$ 6,067	$ 770,262
customers	2001	703,450	91,457	106,980	17	-	901,904

Intersegment revenues	2002	-	-	-	5,568		5,568
	2001	-	-	-	5,961		5,961

Operating income	2002	60,950	(3,662)	5,268	(9,052)	(578)	52,926
(loss)	2001	33,690	(595)	4,326	(7,706)	-	29,715

Reconciling information between reportable segments and the Company’s consolidated financial statements for the three and nine months ended September 29, 2002 and September 30, 2001 is as follows:

	12 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	Sep 29, 2002	Sep 30, 2001	Sep 29, 2002	Sep 30, 2001

REVENUES FROM EXTERNAL
CUSTOMERS	$ 252,698	$ 278,174	$ 770,262	$ 901,904
Corporate and unallocated	-	-	-	8,838
Total consolidated revenues	$ 252,698	$ 278,174	$ 770,262	$ 910,742

OPERATING INCOME	$ 13,260	$ 4,613	$ 52,926	$ 29,715

Eliminations and other deductions	153	(76)	450	(3,970)
LIFO adjustment	-	(798)	-	(1,838)
Restructuring charges	-	(5,241)	-	(78,736)
Asset impairments	-	-	-	(41,512)
Interest expense and other income	(2,708)	(2,758)	(7,505)	(7,584)
Income (loss) before taxes	$ 10,705	$ (4,260)	$ 45,871	$ (103,925)

#

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

These restructuring efforts have a significant effect on the comparison of financial results for the third quarter and first nine months of 2002 with the comparable periods in 2001.  Financial results for the fourth quarter of 2001 and first and second quarters of 2002 are also presented to provide a comparison with the three quarters since the Company’s restructuring period that substantially ended in September 2001.

#

ACQUISITIONS

On July 2, 2002, the Company acquired all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto Ontario, Canada.   InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $88.7 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $49.0 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. Of the purchased intangibles, $16.1 million was assigned to software maintenance contracts that are not subject to amortization and $1.0 million to professional services backlog that have a one-year useful life. Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years, and included in depreciation and amortization expense.  Results of operations for InSystems, which is a separate reporting segment, are included in the Company’s consolidated financial statements from the date of acquisition.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired consulting and software services operations and a print-on-demand operation from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota, for approximately $10.5 million.  In conjunction with the acquisition, the Company recorded approximately $3.3 million of goodwill and $4.2 million of purchased intangibles. Results of operations are included in the Company’s consolidated financial statements from the date of acquisition and included with the Document Management segment.  Combined revenues of the two acquisitions were approximately $43.0 million for their most recent fiscal years.

#

RESULTS OF OPERATIONS

The table below presents an analysis of the results of operations for the third quarter and first nine months of 2002, compared with the third quarter and first nine months of 2001.  Restructuring, impairment, and other non-operating expenses are segregated from the underlying operations of the Company.

	3Q02	3Q01	YTD02	YTD01

OPERATIONS
Revenue	$ 252.7	$ 278.2	$ 770.3	$ 901.9
Gross Margin	98.7	89.6	305.3	308.0
% Revenue	39.1%	32.2%	39.6%	34.2%
SG&A Expense	73.6	75.4	218.3	242.9
EBITDA	25.1	14.2	87.0	65.1
% Revenue	9.9%	5.1%	11.3%	7.2%
Depreciation & Amortization	11.7	10.5	33.6	36.8
Income From Operations	13.4	3.7	53.4	28.3
Interest Expense	(3.4)	(3.4)	(9.9)	(9.8)
Investment Income	0.7	0.7	2.4	2.3
Pretax Income	10.7	1.0	45.9	20.8
Net Income Before
Non-Operating Items	6.5	1.7	28.3	13.6
Earnings Per Diluted Share	0.23	0.06	0.99	0.50

NON-OPERATING ITEMS
Restructuring	-	(5.2)	-	(78.7)
Write-Offs/Adjustments	-	-	-	(4.5)
Asset Impairment	-	-	-	(41.5)
Pretax Effect	-	(5.2)	-	(124.7)
Net Income Effect	-	(3.1)	-	(74.2)
TOTAL NET INCOME (LOSS)	$ 6.5	$ (1.4)	$ 28.3	$ (60.6)
Earnings (Loss) Per Diluted Share	0.23	(0.05)	0.99	(2.20)

Consolidated revenue decreased by 9.2% to $252.7 million in the third quarter of 2002 compared with $278.2 million for the same period of 2001.  For the first nine months of 2002, consolidated revenue decreased by 15.4% to $770.3 million, compared with $910.7 million for the same period of 2001.  Third quarter 2002 included revenue from acquisitions of $9.1 million.  Excluding the effect of acquisitions, consolidated revenue decreased 12.4% for the quarter and 16.4% year-to-date, compared with the same periods of 2001. The revenue decline in 2002 was primarily volume driven, the result of the Company’s 2001 Renewal Plan that included the elimination of approximately $250 million (annualized) of low-margin business.

#

In addition, during 2002 the Company experienced softness in revenue due to significant challenges in market conditions, including weak economy activity, customers’ cost-reduction efforts through strategic sourcing, and increasing competitive pricing pressures due to industry oversupply.  Internal factors also contributed to the lower revenues.  Since the restructuring, new business generation was delayed while sales representatives focused on establishing relationships with reassigned customer accounts and the Company focused on profitability.  In addition, the Company did not ramp up the specialized sales forces for each business segment at the rate originally planned.  Third, a portion of the marginally profitable business that was held over from the restructuring period was lost during 2002.  Actions to increase revenue will include evaluating sales compensation plans to increase focus on revenue growth, increasing specialized sales forces, and enhanced cross-selling incentives and activities.  There are also increased opportunities for revenue growth if economic conditions improve in the Company’s markets.

Third quarter 2002 gross margin was 39.1% and year-to-date 2002 gross margin was 39.6%, compared with 32.2% and 33.3% for the same periods of 2001, respectively.  The improvement reflects an improved mix of business, ongoing efforts to improve productivity and execution, and the benefit of cost reductions achieved from the restructuring last year.  During the restructuring, 25 plants and print centers were closed.  Some production capacity was relocated to other locations, but overall capacity was reduced by about 30%.  In addition, 29 warehouses were closed and their operations were consolidated into other locations.   The combination of these changes produced significant improvements in profitability.

The Company has been able to maintain the lower cost structure achieved in the restructuring even while making incremental investments in strategic initiatives such as Six Sigma and e-business initiatives.  Selling, engineering, and administrative (“SG&A”) expense of $73.6 and $218.3 million for third quarter and the first nine months of 2002 was $1.8 and $24.6 million below the comparable periods of 2001.  The decline from 2001 reflects restructuring efforts that eliminated positions at the Company’s headquarters and field selling organizations, closed 149 sales offices and consolidated their operations into 43 regional locations and adopted virtual offices for selected markets. The lower SG&A expense in 2002 also includes lower incentive pay resulting from adjustments to incentive compensation accruals and gains on the sale of several assets.  The Company sold one plant that was idled during the restructuring, several presses, and two buildings that had been vacated several years ago.  SG&A expense in third quarter 2002 includes approximately $4.0 million from recent acquisitions.

Depreciation and amortization was $11.7 million and $33.6 million for third quarter and year-to-date 2002 compared to $10.5 and $36.8 million for the same periods of 2001, reflecting a reduction in assets from the restructuring.  Depreciation expense in third quarter 2002 includes recent acquisitions.

Interest expense was essentially unchanged, reflecting stable debt balances and an interest rate swap that fixed the interest rate at 5.84% over the LIBOR spread and fees paid to banks under a revolving credit facility agreement.  The interest rate swap matures in January 2003.

The effective tax rate for the third quarter and first nine months of 2002 was 39.6% and 38.3%, respectively compared to 66.5% and 41.7% for the comparable periods of 2001.  In second quarter 2002, the Company received a refund for research and development tax credits and also had a higher balance of tax-exempt investments creating a lower year-to-date effective tax rate for 2002. The effective tax rate for the third quarter of 2001 was significantly impacted by a tax benefit from the recognition of capital loss carryforwards.

#

Restructuring, Impairment, and Non-Operating Charges

There were no restructuring charges in 2002.  In the first quarter of 2001, the Company recorded expenses for restructuring and asset impairment of $71.2 million and $41.5 million, respectively, and an additional $2.3 million and $5.2 million in the second and third quarters of 2001.  Restructuring costs were primarily for severance and other employer-related costs, contract exit and termination costs, and inventory and other asset write-downs.  Restructuring expense in the second and third quarters of 2001 represents costs not chargeable to the first quarter restructuring accrual, such as the cost of moving manufacturing equipment from closed facilities to plants remaining open. The impairment charges resulted from facilities and equipment to be removed from operation.

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

QUARTERLY RESULTS OF OPERATIONS

As previously mentioned, the restructuring actions that took place over the first three quarters of 2001 significantly impacted the comparison between 2002 and 2001. The table below presents a quarterly analysis of 2002 compared with the fourth quarter of 2001, which signaled the end of the restructuring period. Restructuring, impairment, and other non-operating expenses are segregated from the underlying operations of the Company.  The following information is presented to provide insight to the Company’s results of operation since the restructuring.

#

#

	4Q01	1Q02	2Q02	3Q02

OPERATIONS
Revenue	$ 285.7	$ 263.8	$ 253.8	$ 252.7
Gross Margin	111.5	105.6	101.0	98.7
% Revenue	39.0%	40.0%	39.8%	39.1%
SG&A Expense	76.0	73.9	70.8	73.6
EBITDA	35.5	31.7	30.2	25.1
% Revenue	12.4%	12.0%	11.9%	9.9%
Depreciation & Amortization	8.7	11.0	11.0	11.7
Income From Operations	26.8	20.7	19.2	13.4
Interest Expense	(2.9)	(3.3)	(3.2)	(3.4)
Investment Income	1.0	0.8	1.0	0.7
Pretax Income	24.9	18.2	17.0	10.7
Net Income Before
Non-Operating Items	14.3	10.9	10.9	6.5
Earnings Per Diluted Share	0.51	0.39	0.38	0.23

NON-OPERATING ITEMS
Restructuring	(5.3)	-	-	-
Asset Impairment	-	-	-	-
Pretax Effect	(5.3)	-	-	-
Net Income Effect	(3.0)	-	-	-
TOTAL NET INCOME	$ 11.3	$ 10.9	$ 10.9	$ 6.5
Earnings Per Diluted Share	0.41	0.39	0.38	0.23

Fourth quarter 2001 revenue reflected typical seasonality (higher revenue and income from operations).  Revenue for the first quarter of 2002 declined 7.7% mostly due to the effect of seasonality.  Had revenue followed a normal seasonal pattern, second quarter 2002 revenue should have exceeded first quarter 2002, with third quarter moderately lower. However, second quarter 2002 revenue decreased approximately $10.0 million and third quarter, excluding acquisitions, decreased an additional $10.0 million.  During the second and third quarters of 2002, the Company experienced softness in revenue due to the factors previously discussed.

Gross margin percentages remained fairly consistent, as the Company has been able to maintain the lower cost structure achieved in the restructuring.  The slight decline in the second and third quarter of 2002 is primarily the result of lower sales volume and coverage of fixed costs.

SG&A expense levels in 2002 are lower than fourth quarter 2001, even while making investments in Six Sigma and e-business initiatives.  SG&A expenses in the second and third quarter of 2002 include lower incentive pay, gains on the sale of assets, and in the third quarter, $4.0 million from recent acquisitions.  The increase in 2002 depreciation and amortization over fourth quarter 2001 expense results from capital expenditures and the inclusion of recent acquisitions.

The Company's primary near-term emphasis will be directed to increasing revenue in order to take advantage of the lower cost structure put in place during the restructuring.

#

Outlook

Fourth quarter 2002 revenue and profit is expected to be higher than in the third quarter, in line with typical seasonality.  The recent acquisitions are expected to add revenue of approximately $11 million in the last quarter of 2002, while having a neutral impact on net income.  Gross margins are also expected to improve slightly; however, SG&A expense will be higher due to the added amortization expense from the acquisitions and an increase in pension expense.  Based on the Company’s financial results for the first nine months of 2002 and expectations about the industry and economy for the remainder of the year, the Company is adjusting its earnings target for the year to a range of $1.25 to $1.30 per diluted share.

The cost of paper is a large component in many of the Company’s products.  Based on recent communications from paper suppliers, the Company expects small single-digit percentage increases in paper prices during the fourth quarter.

BUSINESS SEGMENTS

An important element in the Renewal Plan was the 2001 change from a functional organizational structure to one with a small Corporate Center and four Strategic Business Units (SBU).   As a result of the InSystems acquisition, the Company now has five reportable segments. The segment discussions that follow include quarterly operating results, excluding expenses for restructuring, impairment, and LIFO inventory adjustments not allocated to the business segment.

Document Management

This SBU provides custom printed documents, workflow consulting, integrated system solutions, and storage and distribution services.  It primarily serves Fortune 2000 companies in the healthcare, financial, and manufacturing markets.

4Q01	1Q02	2Q02		3Q02	3Q01	YTD02	YTD01

$ 224.6	$ 204.8	$ 193.1	Revenue	$ 188.6	$ 217.5	$ 586.5	$ 703.4
			% Change 02 vs 01	-13.3%		-16.6%

$ 23.8	$ 22.5	$ 20.1	Operating Income	$ 18.3	$ 6.4	$ 61.0	$ 33.7
10.6%	11.0%	10.4%	% Revenue	9.7%	2.9%	10.4%	4.8%

The industry demand for several categories of traditional business forms, which represent about two-thirds of this SBU’s total revenue, has been flat or in modest decline in recent years as a result of inroads made by competing technologies.  A significant portion of the low-margin business that was eliminated in the restructuring occurred in this SBU, which accounted for most of the 13.3% and 16.6% decline in revenue in both the three- and nine-month periods, respectively.  However, a portion of the marginally profitable business for this SBU that was held over from the restructuring period was lost during 2002, the result of extreme price competition.  Internal factors also contributed to the decline in revenue. Following the restructuring, there was less emphasis on new business development while the SBU focused on profitability and sales representatives focused upon establishing relationships.  Management believes there are many opportunities for growth in this SBU and is now focusing on increasing revenue.  Acquisitions contributed approximately $3.0 in revenue for the third quarter of 2002.

Third quarter and year-to-date 2002 operating income improvement over 2001 reflects restructuring efforts described earlier, as this SBU had the most extensive restructuring activities.  By taking out capacity and improving the mix of business, operating margins have increased significantly, in spite of the lower revenues.  Second and third quarter 2002 operating income for this SBU also includes a significant portion of the favorable SG&A adjustments for lower incentive pay and gains on the sale of several assets.

Fulfillment Services

This SBU helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.   Its major markets are financial services, healthcare, and membership.

4Q01	1Q02	2Q02		3Q02	3Q01	YTD 02	YTD 01

$ 29.4	$ 29.5	$ 29.2	Revenue	$ 28.6	$ 29.5	$ 87.3	$ 91.5
			% Change 02 vs 01	-3.1%		-4.6%

$ 1.1	$ (0.6)	$ (0.2)	Operating Income (Loss)	$ (2.9)	$ (1.0)	$ (3.7)	$ (0.6)
3.7%	-2.0%	-0.7%	% Revenue	-10.1%	-3.4%	-4.2%	-0.7%

Revenue in third quarter 2002 decreased 3.1% over the same period of 2001.  Revenue for 2002 year-to-date decreased 4.6% versus the same period in 2001.  In the first three quarters of 2002, revenue volume declined due to the elimination of low-margin business in the restructuring, reduced volume from existing customers, and customers lost due to price competition.  While this SBU is seeing a reduction in traditional imprinting business, this decline is being offset largely by increases in outsourced services.

The restructuring improved the mix of business, eliminated some overcapacity, and pushed operating margin percentages modestly higher by fourth quarter 2001.  Gross margin has continued to improve significantly; however, product mix in the third quarter of 2002 decreased in-house production significantly creating a higher variable cost rate than in prior quarters and led to under absorption of fixed costs.   In addition, operating income is also being impacted by higher than usual selling and marketing expense in 2002 as this SBU establishes its own dedicated sales force.   This SBU has a longer sell cycle.  As the new sales force establishes customer relationships and generates additional revenue, the Company expects selling and marketing expense, as a percentage of revenue, to decline and operating margins to improve.

#

Label Solutions

This SBU provides custom and stock labels on both a stand-alone basis and as part of an integrated labeling system.  Applications are sold primarily into manufacturing, healthcare, and distribution markets.

4Q01	1Q02	2Q02		3Q02	3Q01	YTD 02	YTD 01

$ 31.7	$ 29.3	$ 31.5	Revenue	$ 29.3	$ 31.2	$ 90.1	$107.0
			% Change 02 vs 01	-6.1%		-15.8%

$ 3.1	$ 2.0	$ 2.0	Operating Income	$ 1.2	$ 2.0	$ 5.2	$ 4.3
9.8%	6.8%	6.3%	% Revenue	4.1%	6.4%	5.8%	4.0%

Revenue in third quarter 2002 decreased 6.1% over the same period of 2001.  Revenue for 2002 year-to-date decreased 15.8% versus the same period in 2001.  The revenue decline was primarily volume driven, the result of low-margin business that was eliminated by the Renewal Plan.  Revenue also declined due to the loss of two large accounts during 2001.  These accounts generated significant revenue, but low gross margins, and the Company chose not to participate in further price reductions.  This SBU has been experiencing aggressive price competition in 2002 as well as the impact of a slow economy.  While the SBU has been successful in securing new business to offset the lost revenue, this SBU has a longer sell cycle and the impact of the new business has not yet been realized.  The investment in a dedicated sales channel targeting Manufacturing and Logistics market segments is beginning to show results.  The focus for this SBU will be on selling integrated solutions and increasing revenue volume.

Despite the lower revenues, gross margins have improved consistently during the restructuring, reflecting a better business mix and lower manufacturing costs brought on by improved utilization.  However, as in Fulfillment Services, operating income is being impacted by higher than usual selling and marketing expense in 2002 as this SBU also establishes its own dedicated sales force. As the new sales force establishes customer relationships and generates additional revenue, the Company expects selling and marketing expense, as a percentage of revenue, to decline and operating margins to improve.

SMARTworks LLC.

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

The following table includes intersegment revenues, see Segment Reporting footnote on page 12.

#

4Q 01	1Q 02	2Q 02		3Q 02	3Q 01	YTD 02	YTD 01

$ 1.9	$ 1.9	$ 1.9	Revenue	$ 2.0	$ 1.9	$ 5.8	$ 6.0

$ (3.3)	$ (3.1)	$ (3.1)	Operating Loss	$ (2.8)	$ (2.8)	$ (9.0)	$ (7.7)

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

InSystems Technologies, Inc.

This SBU, a wholly owned subsidiary acquired in July 2002, is a leading provider of e-business solutions for financial services organizations.  InSystems’ solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. InSystems’ integrated document-automation software helps organizations create, manage and distribute highly personalized, error-free documents.  It also automates important business processes including compliance filings, document fulfillment and customer service.  InSystems’ extended relationship management software enables organizations to interact seamlessly via the Internet with their entire value network, including customers, suppliers, partners, regulators, and other constituents.

4Q 01	1Q 02	2Q 02		3Q 02	3Q 01	YTD 02	YTD 01

$ -	$ -	$ -	Revenue	$ 6.1	$ -	$ 6.1	$ -

$ -	$ -	$ -	Operating Loss	$ (0.6)	$ -	$ (0.6)	$ -

LIQUIDITY AND CAPITAL RESOURCES

The Company used $99.2 million to acquire InSystems Technologies, Inc. and PlanetPrint in the third quarter of 2002.  Excluding these acquisitions, the Company generated positive cash flow of $22.3 million in the third quarter and $73.6 million year-to-date.  Net income plus depreciation and amortization provided $62.6 million year-to-date.

An important objective of the 2001 restructuring was to reduce the level of asset investment to improve productivity and generate cash flow.  Working capital, defined as current assets and liabilities excluding cash, debt, and restructuring, continued to improve, declining approximately $60.0 million during 2002.  Moreover, the Company’s turnover of working capital in relation to revenue continued to also improve.  Turnover was 6.4 times, a 20% improvement from year-end.  The receipt of $24.6 million of income tax refunds and research and development tax credits contributed to this improvement.

#

Capital spending used $19.4 million.  The Company expects capital spending to be in the $25 to $35 million range for the year, excluding acquisitions.  Restructuring spending year-to-date totaled $9.3 million.  The remaining restructuring liability balance of $6.0 million consists primarily of contract exit and termination costs that are expected to be paid through 2006.  The Company paid dividends at a quarterly rate of $0.23 per share during 2002; using approximately $19.3 million.

The Company is actively seeking acquisitions that will add talent, technology and capabilities that align with the growth strategies of each SBU.  The expectation is that the acquisition targets would be moderate in size, having annual revenue of $25 to $100 million.

At September 29, 2002, the Company had $202.8 million of total debt and $137.9 million of cash, providing a net debt position of $64.9 million.  The Company’s net debt to capital ratio is 16.9% at September 29, 2002.  The Company has a $250 million unsecured revolving credit facility with ten banks.  The agreement, as amended on May 10, 2002, provides a four-year commitment of up to $170 million, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  At September 29, 2002, the Company had borrowings outstanding under the agreement of $200 million.

Management believes that the combination of internally generated funds, available cash reserves, and the existing credit facility are sufficient to fund the Company’s operation over the next year.  In management’s judgment, the Company’s strong balance sheet could support additional debt financing, if necessary, to pursue additional acquisitions.

PENSION OBLIGATIONS

The Company maintains a defined benefit pension plan with assets invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed income securities. SFAS No. 87, “Employers’ Accounting for Pensions” requires the recognition of a “minimum pension liability” if, as of a given measurement date, the fair value of a plan’s assets is less than its accumulated benefit obligation (ABO).  The Company measures its pension obligations on an annual basis as of the end of the fiscal year.  At December 30, 2001, the fair value of the assets of the Company’s qualified pension plan exceeded the ABO (calculated using a 7.0% discount rate) by approximately $34.7 million.

The recent decline in U.S. equity markets has significantly reduced the value of the Company’s pension plan assets.   During the third quarter, the fair value of assets dropped below the ABO and the Company recorded an estimate of the pension liability equal to the excess of the ABO over plan assets.  This adjustment, net of deferred income taxes, was a direct charge to shareholders’ equity of $113.1 million.  This adjustment is subject to revision in the fourth quarter and will be determined by the Company’s annual actuarial valuations.

Inherent in the actuarial valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis.  The amortization of market losses and other probable changes in actuarial assumptions currently under review are expected to increase 2003 pension expense by approximately $10.0 million over the 2002 amount.  While the Company does not expect to have minimum funding requirements before 2005, the Company is considering making a voluntary contribution of approximately $15-20 million in the fourth quarter of 2002.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity be recognized in the period in which the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  The adoption of this standard will not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 29, 2002

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments, as outlined in the 2001 Form 10K. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 30, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.

(b)

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

#

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

1.1

Letter re: unaudited interim financial information

Not applicable

18

  Letter re: change in accounting principles

Not applicable

19

  Report furnished to security holders

Not applicable

1

Published reports regarding matters submitted

  to vote of security  holders

Not applicable

1.1

Consent of Independent Auditor

24

  Power of attorney

Not applicable

0.1

Review report of Independent Auditor

a)

Reports on Form 8K

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 29, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002

/s/Craig J. Brown	By Craig J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer

#

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis L. Rediker, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of The Standard Register Company;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the this quarterly report;

4)

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

#

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig J. Brown, certify that:

1)

I have reviewed this quarterly report on Form 10-Q of The Standard Register Company;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my  knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the this quarterly report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/Craig J. Brown

Craig J. Brown

Senior Vice President – Treasurer and

Chief Financial Officer

#

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002

/s/Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

#

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig J. Brown, Senior Vice President – Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(3)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002

/s/Craig J. Brown

Craig J. Brown

Senior Vice President - Treasurer and

Chief Financial Officer

#