Form 10-K
period 2002-12-29
STANDARD REGISTER CO
filed 2003-03-17
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

Commission file number 0-01097

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of all stock held by non-affiliates of the Registrant at March 10, 2003 was approximately $165,409,040, based on a closing sales price of $14.02 per share on March 10, 2003.

At March 10, 2003, the number of shares outstanding of the issuer's classes of common stock is as follows:

Common stock, $1.00 par value	23,525,855 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 16, 2003.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                    Description

Page

Item  1.              Business

1

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

                                and Results of Operations

16

Item  7a.            Qualitative and Quantitative Disclosures about Market Risk

49

Item  8.              Financial Statements and Supplementary Data

50

Item  9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

97

Item 10.             Directors and Executive Officers of the Registrant

98

Item 11.             Executive Compensation

98

Item 12.             Security Ownership of Certain Beneficial Owners and Management

98

Item 13.             Certain Relationships and Related Transactions

99

Item 14.             Controls and Procedures

99

Item 15.             Exhibits, Financial Statement Schedules and Reports on Form 8-K

100

Signatures

101

Certifications

102-105

Index to Exhibits

106-107

Report of Independent Auditors

108

Schedule II – Valuation and Qualifying Accounts

109

PART I

Item 1. - BUSINESS

General Overview

The Standard Register Company (the “Company”), a publicly traded company (NYSE:SR), began operations in 1912 in Dayton, Ohio.  Throughout most of its history, the Company's core business has involved the design, production, management, and distribution of printed documents that have helped companies manage their business information and transact with their customers and suppliers. The Company is a leader in the financial services and healthcare markets, providing products and services to the 20 largest U.S. banks and approximately 100 of the top 150 integrated healthcare delivery networks.  The Company’s other markets include manufacturing, transportation, and business services.  The Company’s strategy is to provide a full spectrum of solutions – from print to digital – that help companies apply the appropriate technology to improve their business results.

In the first month of fiscal 1998, the Company acquired Uarco, Incorporated, a provider of document management services, increasing the size of the Company by 50%.  The Company paid $245 million in cash and financed the purchase by borrowing $230 million under a bank revolving credit agreement.  $60 million of goodwill was recognized.

On April 1, 1999, the Company sold its promotional direct mail printing operation, Communicolor, to R. R. Donnelley & Sons Company for $98 million, recording an after-tax gain of $16 million.  This gain, net of operating losses incurred by this division prior to the sale, increased the Company’s net income in 1999 by $15 million or $0.54 per diluted share.

On July 2, 2002, the Company acquired all of the outstanding stock of InSystems Technologies, Inc. (InSystems), (now known as InSystems Corporation) a privately owned company based in Toronto, Canada.   InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.  InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The purchase price for the acquisition, net of cash received, totaled $89 million.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47 million of goodwill, $17 million of purchased intangibles, and $21 million of capitalized software development costs.

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $9 million for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota.  In conjunction with the acquisition, the Company recorded approximately $7 million of goodwill and  $2 million of capitalized software development costs. Concurrently, the Company also acquired selected intellectual assets of PathForward for $1 million, which was recorded as an intangible asset.  This acquisition is included in the Document Management strategic business unit.

2000 Restructuring

In order to reduce excess production capacity and decrease cost, the Company eliminated 364 jobs and closed four manufacturing facilities during 2000, including its Dayton, Ohio equipment plant and printing plants in Toccoa, Georgia; Corning, Iowa; and Dayton, Ohio.  The Company also offered an early retirement plan to select employees in its Dayton, Ohio headquarters.  These actions produced pretax restructuring and impairment charges of $18 million and $7 million, respectively.

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

In the fourth quarter 2000, as a by-product of work done to develop the Renewal Plan, the Company recognized impairment of long-term assets totaling $74 million.  The asset impairment included $48 million of goodwill originated in the 1998 acquisition of Uarco, $18 million of idled production equipment, $6 million of software no longer utilized, and a $2 million write-down in an investment in which the Company owned an approximate 10% interest.

In January 2001, the Company announced the Renewal Plan comprised of four components:  restructuring, reorganization, performance improvement, and early stage investments for future growth.  Management’s judgment was that all four of these elements were critical to renewing the Company’s value.  Most of the emphasis in 2001 was directed to restructuring and reorganization.  However, several key investments were also initiated in the year to lay the groundwork for operational improvement and growth in 2002 and beyond.

2001 Restructuring

During the latter part of 2000, the Company analyzed each of its product lines and every customer with over $5 million of annual revenue to determine the current level of profitability.  In the restructuring component, management decided to eliminate that portion of its business that likely could not be improved to provide an acceptable return, representing an estimated $225 to $250 million of the Company’s $1.3 billion in annual revenue.  The annual revenue base at the end of 2001 was approximately $1.1 billion.

The restructuring program also included consolidation of sales region offices, manufacturing plants and warehouses.  In conjunction with these actions, the Company targeted a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative expense, and depreciation.  The objective was for the annualized value of the cost reductions to exceed the annualized loss of contribution margin on the eliminated business.

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

In the first quarter of 2001, the Company recorded expenses for restructuring and asset impairment of $70 million and $42 million, respectively.  Restructuring costs were primarily for severance and employer related costs, contract exit and termination costs, inventory and other asset write-downs, and other costs directly related to the restructuring effort.  The impairment charges resulted from facilities and equipment to be removed from operation.  In addition to this first quarter provision, the Company also recorded net restructuring expenses totaling $8 million for the second, third, and fourth quarters for items which could not be accrued at the time the restructuring was announced, such as the relocation of equipment and personnel during those subsequent periods.

2001 Reorganization

An important element of the Renewal Plan was the change from a single functional organizational structure to strategic business units (“SBUs”) with distinct profiles and missions primarily organized along product lines: Document Management, Fulfillment Services, Label Solutions, and SMARTworks, LLC.  In order to promote focus, accountability, and growth, each SBU was equipped with its own marketing, sales, manufacturing, and line support functions.  The Company recruited experienced executives to lead each SBU.

With the acquisition in 2002 of InSystems, the Company operated in five business segments that are aligned with the SBUs.  Information concerning the revenues, operating profit, identifiable assets, and capital expenditures of each business segment for years 2000 through 2002 appears under Note 19 “Segment Reporting” in the Notes to Consolidated Financial Statements included at Item 8 herein.

DOCUMENT MANAGEMENT

Document Management provides custom printed documents, integrated systems, consulting services, and distribution services that help customers manage their business information and transact with their customers and suppliers.   This segment accounted for approximately 76%, 78%, and 80% of the Company’s consolidated revenues in 2002, 2001, and 2000, respectively. It primarily serves large and middle-market companies in the healthcare, financial services, and manufacturing markets. The customer base includes the top 20 banks in the United States and approximately 100 of the largest 150 integrated healthcare delivery networks.

Document Management provides a wide array of products, services, and integrated solutions, including the following:

•

Document design

•

Custom printed business documents

•

Secure documents (checks, licenses, titles, etc.)

•

Print-on-demand services

•

Commercial printing and binding

•

Document-handling systems

•

Distributed printers and software

•

Document security and workflow consulting services

•

Document warehousing and distribution services

Market Trends - Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business documents has recently been flat or in modest decline as a result of a relatively weak economy and inroads made by alternative technologies.  Notwithstanding these challenges, the Company has an opportunity to increase its market share through the effective execution of its sales strategies.  It also stands to gain share by providing an increasing array of application software and professional services that help its customers improve their business processes.  Market trends include:

•

Customers are increasingly viewing documents that touch customers as strategic to their business.

•

Customers are migrating to single source suppliers

•

Paper-based documents and workflow are increasingly being automated and migrated to digital form

•

Industry consolidation is creating larger printing companies

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, and Relizon, a privately held company spun off from Reynolds and Reynolds.  These companies offer a similar set of products and services.  In addition, the Company competes against local and regional brokers and distributors.  The Company believes it possesses several strategic competitive advantages including: recognized leadership in secure documents (particularly in the healthcare and financial services markets), knowledge and experience in document workflow management, national reputation and geographic coverage, and a complete document line.

Backlog – Document Management’s backlog of custom printing orders at February 21, 2003 was approximately $27.8 million compared to $38.3 million at February 24, 2002.  All orders are expected to be filled within the ensuing year.

FULFILLMENT SERVICES

Fulfillment Services helps its clients communicate effectively with their customers, providing information and marketing materials customized for each recipient.  This segment accounted for approximately 11%, 9%, and 7% of the Company’s consolidated revenues in 2002, 2001, and 2000, respectively.  It focuses on outsourcing services that primarily serve large and mid-market companies in the financial services, healthcare, and membership industries. The types of products and services offered include:

•

Billing and statement solutions

•

Electronic/Internet document presentment

•

One-to-one marketing communications (variable print-on-demand)

•

CD-ROM archiving

•

Customer information kits (cards, policies, statements, manuals, etc.)

•

Profile-based cross-selling programs

This segment provides customers with complete fulfillment services, including programming, design, printing, imaging and distribution of documents – in paper or electronic form.

Fulfillment consists of a series of steps.  A document is designed and programming sets up the format and the data from the host location.  The document is printed and then put on an electronic web site, processed through finishing equipment, or kitted into a customized package and mailed to the end consumer.  The creation of packages requires special inserting equipment or manual labor to put together the information kits.  Most companies outsource this activity to have a firm with fulfillment as a core competency handle the technology, information security, labor, storage, and distribution for them.

Market Trends - The overall market for document outsourcing, which includes fulfillment services, is expected to increase as Companies increasingly seek outside help to reach their customers with very targeted and customized promotions.  The ability to print and distribute these communications on demand will also fuel growth in this area.  Statement production and kitting represents a large and rapidly growing market, with approximately a dozen companies with national coverage competing based on capabilities and price.  Market trends include:

•

Document outsourcing has typically involved many manual processes, but is utilizing more technology as it matures

•

Consumers and businesses increasingly want statements and billing on the Internet – electronic bill presentment and payment

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, ADP Investor Communications Services, Vestcom, Regulus, and Lason, Inc., among others. Some of these companies are much smaller or are regional.  Others are quite large and concentrate on specific market segments.

Backlog – Fulfillment Services’ backlog of orders at February 21, 2003 was approximately $1.9 million compared to $4.1 million at February 24, 2002.  All orders are expected to be filled within the ensuing year.

LABEL SOLUTIONS

Label Solutions offers identification solutions designed to improve customers’ operational performance by reducing cycle time, error rate, and processing costs.  Applications include inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.  This segment accounted for approximately 12%, 13%, and 13% of the Company’s consolidated revenues in 2002, 2001, and 2000, respectively.  One of the leading producers of custom pressure-sensitive labels in the United

States, Label Solutions produces flexographic, screen and offset printed labels, automatic identification and data collections systems (bar coding), compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Applications are sold primarily in the healthcare, manufacturing, and distribution/logistics markets.  The types of products and services offered include:

•

Custom and stock label products

•

Form/label combinations

•

Automatic identification and data-collection systems

•

Software and system integration

•

Complete packaged solutions for distribution warehousing and manufacturing

Market Trends – Driven by an increase in both consumer and industrial end-use applications, the market for pressure sensitive labels in North America is projected to exhibit steady growth.  The need for operational efficiency is likely to drive consolidation in the industry and companies in the industry will increasingly incorporate technologies such as bar-code technology, Internet-based commerce, digital presses, and environmentally friendly adhesives and inks.  All of these factors will make the industry more efficient, allowing it to compete for new markets with alternative technologies such as shrink sleeve and in mold label technology. (Source: Tag and Labels Manufacturers Institute.)  Market trends include:

•

Increasing demands for Radio Frequency Identification, linerless, laser, thermal, and on-press adhesives

•

Media recommendations by printer manufacturers influencing designs

•

One-stop shopping – customers buying labels as part of a package with printers, software, and services

•

Increasing use of variable data by the customer

•

Growing use of  removable adhesive

•

Electronic commerce driving an increase in shipping-label demand as more businesses and consumers by goods on line

Competition – Principal competitors include Moore Corporation Limited, Wallace Computer Services, Brady Corporation, and Avery Dennison.  The Company also competes against regional and local manufacturers.

Backlog – Label Solutions’ backlog of custom printing orders at February 21, 2003 was approximately $7.9 million compared to $7.4 million at February 24, 2002.  All orders are expected to be filled within the ensuing year.

SMARTworks, LLC

SMARTworks, LLC (“SMARTworks”) was formed July 1, 2000, as a wholly owned subsidiary of the Company.  This segment’s Web-based applications enable organizations to reduce the time, complexity and costs of designing, customizing, procuring and delivering printed information.  This segment serves other business segments of the Company, principally Document Management and Fulfillment Services.  Currently, 80,000 users at approximately 1,000 companies use SMARTworks.  SMARTworks operates as an Application Service Provider (ASP) of its SMARTworks® Web application.  This segment offers:

•

Supplier-independent platform

•

Web-based, customized, collateral-design tools

•

Print management tools

•

E-procurement and e-catalog solutions

•

Usage/order tracking systems

•

Solution-integration services

•

Custom solution development

Companies typically establish and maintain relationships with many vendors to manage their purchases of printed products.  Without a tool to manage the process, businesses experience 20-40 percent inefficiency arising from waste, redundancy and non-contract purchases.  SMARTworks furnishes an integrated platform that manages print and ensures contract compliance.

Users select, order and customize materials via the SMARTworks Web interface – items such as personalized collateral, business cards and letterhead – all while working with a company’s preferred printers and suppliers.  SMARTworks’ open platform provides customers with maximum flexibility in adapting to or integrating with various other technologies and software.  In fact, many of SMARTworks customers also use the application to order office supplies, office equipment and temporary services.

With SMARTworks, authorized users can manage users and groups, inquire about product activity, enter production orders and generate reports on usage trends, dollar expenditures, order histories, inventory information and low stock notices.  Users can also rely on the application to manage daily work in process and to analyze documents for ongoing process improvement recommendations.

Market Trends –Market trends within the emerging Internet business include print or print brokers who use the Internet as their primary channel and bill the customer for product purchased and Internet services that automate or streamline processes between customers and suppliers for a fee.

Competition – SMARTworks competes with traditional print providers with Web applications, a small number of ASPs and software providers.  Operating as an ASP of the SMARTworks Web application, this segment offers customers a unique service.

INSYSTEMS CORPORATION (FORMERLY KNOWN AS INSYSTEMS TECHNOLOGIES, INC.)

Acquired by the Company in July 2002, InSystems is a leading provider of document automation solutions and insurance portal software.   This segment accounted for 1% of the Company’s consolidated revenues in 2002.   Headquartered in Toronto, Ontario, Canada, it primarily serves the North American insurance industry, including over 50 of the largest insurance companies in that market.   The types of products and solutions offered include:

•

Calligo

InSystems Calligo™ is an integrated document automation suite for organizations that need to create, manage and distribute highly personalized, error-free documents in a controlled and distributed environment.

•

Tracker

Using InSystems Tracker™, insurance organizations can eliminate product development bottlenecks in high volume, multi-user environments and significantly reduce the percentage of Department of Insurance (DOI) filing objections, enabling an increased number of filings per year.

•

eXterity

InSystems eXterity™ is insurance portal software combining a portal server with a suite of insurance application modules to create and extend insurance portals such as customer self-service and agent-broker portals.

•

Services

InSystems Professional Services Group provides a broad range of services to assist in implementation and deployment of its software solutions. Service categories include Product-specific Services, Integration Services and Internet Services.

Market Trends – InSystems focuses on the financial services industry.  Industry analysts predict increased information technology spending for financial services companies in general and specifically for insurance, bringing insurance spending alongside other financial services, with more than 8% of revenue being spent on information technology projects.  Market trends include:

•

The majority of insurers will soon offer agent and policy-holder web portals; this market for insurance portal software indicates significant opportunity for InSystems

•

Convergence of technologies around Enterprise Content Management (ECM) in a new approach for managing unstructured content; there exists an opportunity to add value to an ECM platform, with InSystems becoming a provider of best in class platform extensions, offering insurance-specific functionality

Competition – InSystems’ competitors include insurance company in-house development and other vendors of document automation/document management solutions, such as Docucorp and Document Sciences.

Backlog – InSystems’ backlog of professional services and software maintenance contracted for but not yet performed as of February 21, 2003 is approximately $12.5 million.  Of this, approximately $2.9 million is not expected to be realized within the ensuing year.

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

Documents are printed at 38 geographically disbursed locations in the U.S.  Documents are shipped directly to customers or are stored by the Company in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of customer service.

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

Research and Development

During 2002, the Company had research and development expense of $17.9 million compared to $14.4 and $10.3 million for 2001 and 2000, respectively.  Research and development spending for 2002 primarily focused on two areas: the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

Intellectual Property

The Company has many patents related to documents, equipment, labels, and security products that provide a competitive advantage or which generate license income.  None of these, individually, have a material effect upon the business.

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

Employees

At December 29, 2002, the Company had 5,681 employees compared to 5,692 and 8,022 at December 30, 2001 and December 31, 2000, respectively.

International Operations

No material portion of the Company's revenues or net income is derived from sales to foreign customers.  The Company does offer technical assistance to foreign business forms manufacturers and receives royalties for these services.

Internet Access

The Company maintains an Internet website which can be found at www.standardregister.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the Company’s website as soon as reasonably practicable after it files such reports with the SEC.

Item 2 – PROPERTIES

The Company’s corporate offices are located in Dayton, Ohio.  SMARTworks, LLC occupies facilities located in Miamisburg, Ohio and InSystems occupies facilities located in Toronto, Ontario, Canada.  The following table summarizes the Company’s major production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document Management	Continuous, Form Labels
Irving, Texas	21,810	Document Management	Cut Sheet
Kirksville, Missouri	190,784	Document Management	Cut Sheet, Zipsets, Continuous, 50“ Rolls
Middlebury, Vermont	115,698	Document Management	Continuous, Form Labels, 50“ Rolls
Murfreesboro, Tennessee	82,209	Document Management	Limited Continuous
Salisbury, Maryland	114,607	Document Management	Continuous, Form Labels, 50“ Rolls
Shelbyville, Indiana	60,930	Document Management	Limited Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document Management	Zipset, MICR Cut Sheet, Laser Forms
Charlotte, North Carolina	57,191	Fulfillment Services	Document Outsourcing, Imprinting, Digital Color
Oklahoma City, Oklahoma	100,000	Fulfillment Services	Kitting
Sacramento, California	22,000	Fulfillment Services	Document Outsourcing, Kitting/Digital Color
Spring Grove, Illinois	101,285	Fulfillment Services	Document Outsourcing, Kitting/Cards/Imprinting
Tolland, Connecticut	56,159	Fulfillment Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Radcliff, Kentucky	79,000	Label Solutions	Custom, Matchweb, Doculabel II
Tampa, Florida	39,634	Label Solutions	Custom, Rolls
Terre Haute, Indiana	53,757	Label Solutions	Custom, Specialty

Of these facilities, Sacramento, California; Tampa, Florida; and Tolland, Connecticut are leased.

In addition, the Company operates 22 smaller Stanfast Print Centers.  In most cases these facilities are located in major metropolitan locations in the U.S. and are leased.

The Company's current capacity, augmented by modest capital additions, is expected to be sufficient to meet production requirements for the foreseeable future.  Utilization by press varies significantly, averaging an estimated 55% overall. The Company believes its production facilities are suitable and adequate to meet future production needs.

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the fourth quarter of the fiscal year.

Executive Officers of the Registrant

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	53	Vice President, Business Development. Ms. Beladi has served in this position since January 2000. Previously she held positions as Associate Vice President, Corporate Planning & Development and Director of Business Planning. Prior to joining Standard Register in January 1996, she was Associate Vice President, Strategy and Planning, Computer Systems Group at NCR Corporation from 1995 to 1996. From 1994 to 1995, she was Associate Vice President, Industry Marketing Strategy at NCR Corporation.	2000
Craig J. Brown	53	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Robert J. Crescenzi	52	Mr. Crescenzi joined the Company in January 2001 as Vice President, Operational Excellence. Prior to joining the Company, he was Vice President of Customer Satisfaction and Quality at Compaq Corporation from 1997 through 2000. From 1985 to 1997, he was Director of Corporate Quality at Norand Corporation.	2001
Peter A. Dorsman	47	Appointed Executive Vice President and Chief Operating Officer in February 2000. He served as Senior Vice President and General Manager-Manufacturing Operations, from July 1999 to February 2000, and Senior Vice President and General Manager-Document Management and Systems Division from January 1998 to July 1999. He was Senior Vice President and General Manager, Equipment Division from January 1996 to January 1998. Prior to joining Standard Register in January 1996, he held a number of senior marketing, strategic planning, and sales management positions with NCR Corporation.	1996
Michael J. Egan	53	Mr. Egan became Senior Vice President, Technology Business Development in July 2002. He serves as Chairman of the Board of InSystems Corporation, a wholly owned subsidiary of Standard Register. Prior to joining Standard Register, Mr. Egan was Chief Executive Officer of InSystems.	2002
Paul H. Granzow	75	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Jeffrey P. Kenny	44	Mr. Kenny assumed the position of President, Label Solutions in October 2001. Prior to joining Standard Register, he was Chief Operating Officer for W/S Packaging Group from 1996 to 2001. From 1994 to 1996, he was General Manager, Prime Label Business of Fasson Roll Division, Avery Dennison Corporation. 12	2001
Kathryn A. Lamme	56	Vice President, General Counsel and Secretary. Ms. Lamme was appointed to this position in April 2002. She was Vice President, Secretary and Deputy General Counsel of Standard Register from April 1998 to April 2002. Previously she was a partner with the law firm of Turner, Granzow & Hollenkamp.	1998
Dennis L. Rediker	59	Mr. Rediker assumed the position of President and Chief Executive Officer in June 2000. In 1993 he joined English China Clays plc as President, American Pacific Division. He was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys in 1999 and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000
Jeffrey R. Relick	47	Mr. Relick assumed the position of President, Fulfillment Services in January 2001. Prior to joining Standard Register, he was Vice President and Chief Operating Officer of Synxis Corporation from August 1999 to January 2001. Previously he was Vice President and General Manager, Industry Markets, for Moore Business Communications Services from January 1999 to August 1999, and Vice President and General Manager, Telecommunications Markets, for Moore Business Communications Services from February 1994 to December 1998.	2001
M. Jay Romans	52	Mr. Romans assumed the position of Senior Vice President, Human Resources in April 2001. Prior to joining Standard Register, he was President of Romans & Associates from 2000 to April 2001. From 1997 to 2000, Mr. Romans held the position of Vice President, Human Resources for Becton Dickinson Corporation, and from 1995 to 1997 he was Senior Partner of STS International, a consulting firm.	2001
Laurie A. Spiegelberg	36	Ms. Spiegelberg assumed the position of Vice President, Corporate Communications in August 2001. Prior to joining Standard Register, she was Vice President-Corporate Communications for Brady Corporation from 1996 to 2001. In 1996, Ms. Spiegelberg held the position of Global Communication and Public Relations Manager at GE Medical Systems. From 1989 to 1996 she was Corporate Communications Manager/Specialist for the Brady Corporation.	2001

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the pleasure of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a.)

The common stock of the Registrant is traded on the New York Stock Exchange National Market under the symbol SR.  The range of high and low market prices and dividends paid per share for each quarterly period during the two most recent fiscal years are presented below.

2002
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 28.25	$ 18.05	$ 28.12
2nd	$ 0.23	$ 35.00	$ 27.51	$ 34.19
3rd	$ 0.23	$ 32.65	$ 22.35	$ 24.65
4th	$ 0.23	$ 25.50	$ 17.74	$ 18.61

2001
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 18.65	$ 14.00	$ 16.30
2nd	$ 0.23	$ 18.90	$ 15.52	$ 18.50
3rd	$ 0.23	$ 19.40	$ 14.50	$ 14.50
4th	$ 0.23	$ 19.55	$ 14.75	$ 18.91

(b.)

The number of shareholders of record of the Company's common stock, including restricted shares, as of March 10, 2003 was 2,951, excluding individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

(c.)

Dividend policy - The Company expects to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.  No events have occurred which would indicate a curtailment of the payment of dividends.

Information regarding the Company’s equity compensation plans appears in Item 12 of this Form 10-K and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2002 (a,b)	2001 (a)	2000 (a)	1999(c,d)	1998 (c,e)	1997(c)
SUMMARY OF OPERATIONS
Revenue	$ 1,028,083	$ 1,187,597	$ 1,362,597	$ 1,393,986	$ 1,369,918	$ 910,825
Cost of sales	621,428	781,594	894,428	888,356	875,526	551,407
Gross margin	406,655	406,003	468,169	505,630	494,392	359,418
Research and development	17,865	14,385	10,289	8,875	9,012	8,626
Selling, general and administrative	274,915	304,499	354,542	344,388	332,252	220,265
Depreciation and amortization	46,674	45,419	54,694	50,858	45,027	27,446
Asset impairments	-	41,512	80,738	-	-	-
Restructuring (reversals) charges	(1,837)	64,856	14,064	-	-	-
Interest expense	13,324	12,755	12,691	13,850	14,044	288
Investment (income) expense
and other	605	(3,171)	(2,750)	(1,878)	(1,635)	(2,879)
Income taxes (benefit)	22,528	(30,931)	(21,303)	33,797	38,679	41,949
Income (loss) from continuing
operations	32,581	(43,321)	(34,796)	55,740	57,013	63,723
Income (loss) from discontinued
operations	-	-	-	(509)	2,570	3,171
Gain on sale of discontinued
operations	-	-	-	15,670	-	-
Net income (loss)	$ 32,581	$ (43,321)	$ (34,796)	$ 70,901	$ 59,583	$ 66,894
DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ 1.14	$ (1.57)	$ (1.27)	$ 1.98	$ 1.99	$ 2.22
Income (loss) from discontinued
operations	-	-	-	(0.02)	0.09	0.11
Gain on sale of discontinued
operations	-	-	-	0.56	-	-
Net income (loss)	$ 1.14	$ (1.57)	$ (1.27)	$ 2.52	$ 2.08	$ 2.33
Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.88	$ 0.84	$ 0.80
Shareholders' equity	$ 11.33	$ 15.03	$ 17.70	$ 19.81	$ 18.35	$ 17.17

YEAR-END FINANCIAL DATA
Current ratio	3.8 to 1	3.9 to 1	4.3 to 1	4.2 to 1	3.6 to 1	3.5 to 1
Working capital	$ 289,617	$ 362,917	$ 367,106	$ 363,643	$ 343,439	$ 271,799
Plant and equipment	$ 206,222	$ 225,216	$ 307,771	$ 328,143	$ 368,161	$ 260,035
Total assets	$ 754,864	$ 837,783	$ 894,147	$ 961,639	$ 985,077	$ 647,018
Long-term debt	$ 200,010	$ 202,300	$ 202,930	$ 203,520	$ 234,075	$ 4,600
Shareholders' equity	$ 319,001	$ 415,290	$ 488,142	$ 541,731	$ 520,965	$ 487,935

OTHER DATA
Number of shares
outstanding at year-end	28,145,272	27,634,864	27,575,804	27,339,452	28,388,636	28,418,364
Number of employees	5,681	5,692	8,022	8,208	8,682	6,440
Capital expenditures	$ 28,220	$ 25,647	$ 65,792	$ 67,567	$ 65,733	$ 61,287
(a) Amounts have been restated or revised from previously reported amounts to reflect certain adjustments as discussed in Note 2 of the Notes to Consolidated Financial Statements included at Item 8 herein.
(b) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002, respectively.
(c) Reflects income (losses) from discontinued operations as a result of the sale of Communicolor on April 1, 1999.
(d) Reflects the gain on sale of Communicolor on April 1, 1999.
(e) Reflects the acquisition of UARCO Incorporated on December 31, 1997.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  Because such statements deal with future events, they are subject to various risks and uncertainties and actual results for fiscal year 2003 and beyond could differ materially from the Company’s current expectations.  Forward-looking statements are identified by words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  Factors that could cause the Company’s results to differ materially from those expressed in forward-looking statements include, without limitation, variation in demand and acceptance of the Company’s products and services, the frequency, magnitude and timing of paper and other raw-material-price changes, general business and economic conditions beyond the Company’s control, timing of the completion and integration of acquisitions, the consequences of competitive factors in the marketplace, cost-containment strategies, and the Company’s success in attracting and retaining key personnel.  The Company undertakes no obligation to update forward-looking statements as a result of new information since these statements may no longer be accurate or timely.

CRITICAL ACCOUNTING POLICIES

In preparing its financial statements and accounting for the underlying transactions and balances, the Company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements. Preparation of the Company’s financial statements requires Company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

The Company considers the policies discussed below as critical to an understanding of its financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  Management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

Pension and Postretirement Healthcare Benefit Plan Assumptions

The Company has defined-benefit pension plans covering substantially all of its employees. The Company also has a postretirement benefit plan that provides certain healthcare benefits for eligible retired employees.

The Company accounts for its pension and postretirement healthcare benefit plans according to Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than

Pensions.” These statements require the use of actuarial models that use an attribution approach that allocates the cost of an employee’s benefit to individual periods of service.  The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize cost before the payment of benefits.  In order to satisfy these requirements, certain explicit assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, and the healthcare cost trend rate.  In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense recorded in future periods.

One of the principal components of calculating the projected benefit obligation, the accumulated benefit obligation (ABO), and certain components of pension and postretirement healthcare benefit expense is the assumed discount rate.  The discount rate is the assumed rate at which the pension and postretirement healthcare benefits could be effectively settled in the future.  The Company reviews the discount rate assumptions used to account for pension and postretirement healthcare benefit obligations each fiscal year-end.  In determining the rates to use, management evaluates available information about rates implicit in current prices of annuity contracts, as well as rates of return on high-quality fixed-income investments that could be used to effect settlement of the obligations.

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  The Company’s qualified defined benefit pension plan’s assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed-income securities. The Company uses long-term historical actual return experience with consideration to the expected investment mix of the plan’s assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the net periodic pension cost calculation over five years using a five-year, market-related asset value method of amortization.

The Company’s non-qualified pension and postretirement healthcare benefit plans are unfunded plans and have no plan assets.  Therefore the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

The rate of future anticipated compensation increases is another significant assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases.

For postretirement healthcare benefit accounting, the Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates used for the postretirement healthcare benefit obligation and expense.  A one percent increase in the assumed healthcare cost trend rate would result in a $0.3 million increase in the interest component of postretirement healthcare expense for 2002 and a $6 million increase in the postretirement healthcare benefit obligation at December 29, 2002. Similarly, a one percent decrease would result in a $0.3 million decrease in the interest component of 2002 postretirement healthcare expense and a $6 million decrease in the postretirement healthcare benefit obligation at December 29, 2002.

As a result of evaluating the information referred to above, the Company lowered the discount rate, expected return on plan assets, and salary increase assumptions and increased the healthcare cost trend rates that were used to calculate its pension and postretirement healthcare benefit obligations at December 29, 2002 to better reflect current U.S. economic conditions.  The decrease in the expected long-term rate of return takes into account recent market performance and the Company’s expectations about future long-term market returns.  The following table summarizes the rates used in 2002 and 2001 to calculate the pension and postretirement healthcare benefit obligation.

	2002	2001
Discount rate for obligations	6.75%	7.00%
Future compensation increase rate	4.00%	5.00%
Expected long-term rate of return
on plan assets	9.50%	10.00%
Healthcare cost trend rate	10.00%	8.50%

These assumption changes increased the pension and postretirement healthcare obligations recorded on the Company’s Consolidated Balance Sheet by $6 million and $7 million, respectively.  The assumption changes also increased 2002 pension and postretirement healthcare benefit cost by $3 million and $0.3 million, respectively.

SFAS No. 87 requires the recognition of a “minimum pension liability” if, as of a given measurement date, the fair value of a plan’s assets is less than its ABO.  The decline in recent years of the U.S. equity markets has significantly reduced the value of the Company’s qualified pension plan assets.  Based upon the Company’s year-end actuarial valuation, the fair value of the assets dropped below the ABO and accordingly the Company recorded a pension liability equal to the excess of the ABO over plan assets.  This adjustment, net of deferred income taxes, was a direct charge to shareholders’ equity of $115 million.

The long-term rate of return on plan assets that the Company expects to use to determine the fiscal 2003 net periodic pension cost is 9.0% which would increase expense by $2 million.  This, plus the amortization of past market losses and other probable changes in actuarial assumptions, is expected to increase 2003 pension cost by approximately $12 million over the 2002 amount.  The Company does not expect to have a minimum funding requirement in 2003, although it may elect to make a contribution.  The Company made a voluntary contribution of $17 million in the fourth quarter of 2002.

Restructuring

During 2000 and 2001, the Company was engaged in significant restructuring actions that required management to develop formalized plans related to the restructuring activities.  The development of these plans required the use of significant estimates related to future cash flows and estimated residual value of long-lived assets as well as the recoverability of certain inventories.  In addition, management was required to estimate amounts for severance and other employer related costs and lease cancellations and other contract exit and termination costs.  Given the significance and timing of the restructuring actions, the process was complex and involved periodic reassessments of the original estimates.  Revisions to previously recorded estimates are reported as restructuring actions are completed.

Impairment of Long-Lived Assets and Investments

The Company assesses the impairment of investments and long-lived assets, which includes intangible assets, goodwill, and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered important which could trigger an impairment review include but are not limited to the following:

•

Sustained underperformance relative to expected historical or projected future operating results

•

Changes in the manner of use of the assets, their physical condition or the strategy for the Company’s overall business

•

Negative industry or economic trends

•

Declines in stock price of an investment for a sustained period

•

The Company’s market capitalization relative to net book value

•

A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit, or a long-lived asset will be sold or otherwise disposed of, significantly before the end of its previously estimated useful life

•

A significant decrease in the market price of a long-lived asset

•

A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator

•

An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset

•

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset

•

Unanticipated competition

•

A loss of key personnel

Long-Lived Assets - The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of the asset to quoted market prices, if available, or undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

In performing tests of impairment, the Company estimates future cash flows that are expected to result from the use of the asset and its eventual disposition.  These estimates of future cash flows, based on reasonable and supportable assumptions and projections, require significant management judgment.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to the assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows used for impairment testing could vary considerably.

The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.  Such events may include strategic decisions made in response to the economic conditions relative to operations and the impact of the economic environment on its customer base.

Investments - The Company classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Securities are classified as trading when held for short-term periods in anticipation of market gains and are reported at fair market value, with unrealized gains and losses included in income.  Available-for-sale securities are recorded at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity.  Investment securities are regularly reviewed for impairment based on the criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial condition and near-term prospects for the issuer.  If an impairment review indicates that an unrealized loss is other than temporary, the Company is required to recognize the loss in current earnings.  Realized gains and losses are accounted for on the specific identification method.

Determining whether a decline in the fair value of an investment is other than temporary requires significant management judgment concerning the financial condition and near-term prospects for the issuer, as well as overall economic conditions.  Actual results could differ from assumptions made by management.  As discussed under “Results of Operations,” the Company recognized in current earnings a $4 million unrealized loss on a decline in the value of an investment in Printcafe Software Inc. (Printcafe) that the Company believed was other than temporary.  If the assumption made by management related to the potential sale of Printcafe does not occur, or if the tender offer is at a different price, it is possible that the unrealized loss recognized could be too low or too high.

Business Combinations

The Company is required to allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values.  The Company engaged an independent third-party to complete a valuation to assist in determining the fair value of assets acquired and liabilities assumed for its two acquisitions completed during 2002.  Such valuations require management to make significant estimates and assumptions, especially related to intangible assets.  The significant purchased intangible assets recorded by the Company for the 2002 acquisitions and the fair value assigned to them are discussed in detail under “Acquisitions.”

Critical estimates made in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; assumptions used in determining the useful life; and discount rates.  Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

RESTATEMENT

In July 2001, the Company identified and reported a charge to 2001 results for accounting errors and other adjustments, primarily related to the installation of a new cost system.  A portion of this charge related to prior years’ activities.  The Company has now restated its 2001 and 2000 results to show the effect in each of those years.  The restatement reduces the net loss in 2001 by $6 million and increases the net loss in 2000 by $6 million.  A balance of $0.4 million relates to prior years.  The restatement, which is limited to the two-year period, does not impact reported year-end 2001 shareholders’ equity.  These errors and adjustments were previously disclosed in the Company’s Form 10-Q for the period ended July 1, 2001 and subsequent filings.

A cutoff error at the end of fiscal 2000 resulted in a $9 million understatement of revenue for 2000 that was originally recorded in 2001.

The finished goods inventory was reduced by a total of $30 million in fiscal 2001 as a result of the accumulation of many individually small transactional errors that were traced as far back as January 1998 when a new cost system was installed.  Of this amount, $8 million was originally accrued as part of the first quarter 2001 restructuring and the remaining $22 million was recorded in the 2001 second quarter. The inventory adjustments were $3 million and $19 million for years 2001 and 2000, respectively; the balance related to prior years.

In 2001, the Company changed an accounting procedure prospectively to provide for the proper matching of cost to revenue for warehousing services that increased inventory by $8 million in 2001. Previously, cost was reported up front, as incurred, instead of being matched to revenue as the stored product was shipped from the warehouse and invoiced.  The prospectively recognized adjustment related to years prior to 2000 and accordingly, an adjustment was made to increase beginning fiscal 2000 retained earnings.

The Company also adjusted previously reported amounts for certain reclassifications between restructuring charges and asset impairments to conform to the current-year presentation and to reclassify inventory write-offs from restructuring expense to cost of sales.

The following tables summarize the effects of the restatement and reclassifications on the Company’s Consolidated Statement of Income for fiscal years 2001 and 2000 (in millions, except for per share amounts).

	As		Inventory and
	Previously		Revenue		As
FISCAL YEAR 2001	Reported	Reclassifications	Adjustments		Restated
Revenue	$ 1,196	$ -	$ (9)		$ 1,187
Cost of Sales	781	19	(19)	(a)	781
Gross Margin	415	(19)	10		406
Other operating expenses	364	-	-		364
Asset impairments	42	-	-		42
Restructuring (reversals) charges	84	(19)	-		65
Income (loss) from operations	(75)	-	10		(65)
Other income (expense)	(9)	-	-		(9)
Income (loss) before income taxes (benefit)	(84)	-	10		(74)
Income taxes (benefit)	(35)	-	4		(31)
Net income (loss)	$ (49)	$ -	$ 6		$ (43)
Basic and diluted earnings (loss) per share	$ (1.79)	$ -	$ 0.22		$ (1.57)
(a) Consists of:
Inventory reversals	$ (30)
Errors applicable to 2001	3
Warehousing costing procedure	8
	$ (19)

	As		Inventory and
	Previously		Revenue	As
FISCAL YEAR 2000	Reported	Reclassifications	Adjustments	Restated
Revenue	$ 1,354	$ -	$ 9	$ 1,363

Cost of Sales	873	4	18	895

Gross Margin	481	(4)	(9)	468

Other operating expenses	419	-	-	419
Asset impairments	74	7	-	81
Restructuring (reversals) charges	25	(11)	-	14

Loss from operations	(37)	-	(9)	(46)

Other expense	(10)	-	-	(10)

Loss before income tax benefit	(47)	-	(9)	(56)

Income tax benefit	(18)		(4)	(21)

Net loss	$ (29)	$ -	$ (5)	$ (35)

Basic and diluted loss per share	$ (1.06)	$ -	$ (0.21)	$ (1.27)

The Company has also revised its previously announced 2002 financial results included in its earnings release dated February 7, 2003.  As described more fully in Note 3, the Company acquired InSystems Technologies, Inc. in July 2002.  As part of the purchase price allocation, the Company recorded $17 million of purchased intangibles of which $16 million was assigned to service relationships that the Company originally determined had an indefinite life and were not subject to amortization.  After discussions with the Securities and Exchange Commission, it was subsequently determined that the service relationships should be amortized over a twelve-year life.  Accordingly, the Company increased amortization expense for 2002 by $0.7 million, before taxes.  The effect of this change is a reduction to previously announced net income of $0.4 million, or $0.02 per share, on a rounded basis.

SPECIAL ITEMS

Year 2000 Restructuring Costs

During 2000, in order to reduce excess production capacity and decrease cost, the Company announced the closure of four production facilities and the elimination of 364 jobs.  Except for eight associates that were terminated in 2001, all positions were eliminated in 2000.

Restructuring expense totaled $18 million for the year, including severance and employer related costs, exit and termination costs, and inventory write-downs, of which $4 million was recorded in cost of sales.  In 2001 the Company reversed $2 million of exit and termination costs primarily related to equipment removal costs that were lower than estimated. At December 30, 2001, this program was substantially completed and the remaining liability was for a non-cancelable lease obligation through 2003. The table below presents the components of expense and a summary of the 2000 restructuring accrual activity through 2002 year-end.

	Charged to	Incurred	Balance	Incurred	Reversed	Balance	Incurred	Balance
(Dollars in millions)	Accrual	in 2000	2000	in 2001	in 2001	2001	in 2002	2002

Severance and employer
related costs	$ 8.9	$ (8.2)	$ 0.7	$ (0.7)	$ -	$ -	$ -	$ -

Exit and termination costs	5.2	(2.3)	2.9	(0.8)	(1.8)	0.3	(0.2)	0.1

Inventory write-downs	3.5	(2.7)	0.8	(0.8)	-	-	-	-

Total	$ 17.6	$ (13.2)	$ 4.4	$ (2.3)	$ (1.8)	$ 0.3	$ (0.2)	$ 0.1

Year 2000 Asset Impairment

In conjunction with the closure of the production facilities, the Company recorded asset impairment charges of $2 million and $5 million for the write-down of buildings and production equipment, respectively.  As of December 29, 2002, the Company had disposed of the buildings and production equipment included in these charges.  Also, in the fourth quarter of 2000, the Company completed a review of its balance sheet and determined that the carrying values of certain assets were not recoverable.  As a result of this review, the Company recorded asset impairment charges totaling $74 million, including a $48 million write-off of goodwill, a $6 million write-off of unamortized software development costs, a $18 million write-down of machinery and equipment, and a $2 million write-down of an investment.

The write-off of goodwill was based on the market value method of assessing enterprise level goodwill for impairment. The impairment of goodwill resulted from the continued decline during 1999 and 2000 of the market price of the Company’s stock. The software cost write-off related to license fees and other costs incurred for projects that were subsequently abandoned. The machinery and equipment write-downs related to idle manufacturing assets that had no future value and were subsequently disposed.

The Company reviews investments for impairment based on criteria that include the extent to which cost exceeds market value, the financial condition, and near-term prospects for the issuer.  The $2 million investment write-down related to an other-than-temporary decline in the value of an investment in a non-publicly traded company that was accounted for under the cost method in which the Company had a 10% interest.  The investee was being actively marketed and was in negotiations with a third party.  The offer was expected to be in the range of three times revenue, or $36 million.  Based on the Company’s ownership position, the fair value of the Company’s investment would be $4 million, resulting in an unrealized loss of $2 million.  Based on events relating to the potential sale of the investee, the Company determined that the decline in fair value was other-than-temporary.

The Renewal Plan

In July 2000, the Company began work on a restructuring and renewal plan (Renewal Plan) designed to recover the market value of the Company and establish a solid platform for long-term earnings growth.  Late in that year, management concluded that as much as 20% of its customer accounts did not return sufficient margin to justify the levels of investment and overhead required to support them.  The effect of this low-margin business was to drive the Company’s overall return on capital to a level below its cost of capital.

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

In January 2001, the Company announced the Renewal Plan, comprised of four components: restructuring, reorganization, performance improvement, and early stage investments for future growth.  Management’s judgment was that all four of these elements were critical to renewing the Company’s value.  Most of the emphasis in 2001 was directed to restructuring and reorganization.  However, several key investments were also initiated in the year to lay the groundwork for operational improvement and growth in 2002 and beyond.

In the restructuring component, management decided to eliminate that portion of its business that likely could not be improved to provide an acceptable return, representing an estimated $225 to $250 million of the Company’s $1.3 billion in annual revenue.  In conjunction with these actions, the Company targeted a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative (SG&A) expense, and depreciation.  The cost reductions would result primarily from the reduction of an estimated 2,400 jobs, and a 30% reduction in production capacity.  The objective was for the annualized value of the cost reductions to exceed the annualized loss of contribution margin on the eliminated business.

These restructuring actions were to take place over the first three quarters of 2001.  Since the cost reductions could not proceed until after the business was eliminated, profitability in each of the first three quarters of the year was expected to be well below previous period results.  In addition, the significant amount of production equipment relocated from closed facilities created high training and conversion costs at receiving plants, further reducing profitability during this nine-month restructuring period.

The Company announced the following financial goals for the restructuring:

•

Complete the elimination of low-margin business within the first three quarters of 2001 while maintaining good customer service.

•

Reduce annualized fixed operating costs by $125 million.

•

Achieve Net Income of $0.45 per diluted share before restructuring expenses in the fourth quarter 2001.  This would represent a 7% increase over the $0.42 per share result before impairment and restructuring costs for the fourth quarter 2000.

•

Finance the cash restructuring costs from internally generated funds and maintain a strong financial condition.

Year 2001 Restructuring Costs

The Company incurred $76 million in net restructuring expense during 2001 as outlined in the table below:

		Charges	Adjustment to	Total		Net
	Charges to	Directly to	Charges to	2001	Reversal of	2001
	Restructuring	Restructuring	Restructuring	Restructuring	2000	Restructuring
(Dollars in millions)	Accrual	Expense	Accrual	Expense	Restructuring	Expense
Severance and employer related costs	$ 30.9	$ 0.8	$ (7.5)	$ 24.3	$ -	$ 24.3
Contract exit and termination costs	21.3	6.3	(0.7)	26.9	(1.8)	25.1
Inventories and other asset write-downs	17.7	6.5	(12.4)	11.8	-	11.8
Implementation costs	-	14.5	-	14.5	-	14.5
Total	$ 69.9	$ 28.2	$ (20.6)	$ 77.5	$ (1.8)	$ 75.7

The Company recorded an initial restructuring charge of $70 million in the first quarter of 2001.  An additional $28 million was charged to restructuring expense as the plan proceeded, including $15 million for the relocation of equipment and personnel from closed facilities that could not be included in the original accrual.

The restructuring resulted in the closing of 25 production facilities.  In addition, 149 sales offices, and 29 warehouses were consolidated into other locations.  Overall production capacity was reduced by approximately 30%.

Severance and employer related costs were $24 million for 2001 related to the elimination of 2,400 positions Company wide.

The employment reduction primarily affected employees in manufacturing, sales, warehousing, and administrative positions.  Ultimately, 2,330 positions were eliminated during 2001, but as a result of voluntary resignations the Company paid severance to only 1,985 persons.  Outplacement and stay bonuses were likewise less than originally expected. Also, the Company incurred lower than expected payments for compliance with the Worker Adjustment and Retraining Act.  These changes resulted in reversals to the accrual established for severance and employer related costs of $8 million in 2001 and $2 million in 2002.  At year-end 2001, 70 positions remained that were later eliminated during 2002.

Contract exit and termination costs related to the 2001 restructuring totaled $27 million for the year. Liabilities originally recorded for contract exit and termination costs aggregated $21 million and included $13 million for various contractual commitments on leased facilities and $5 million for contractual commitments for taxes, utilities, and maintenance costs primarily related to the closed leased facilities.  Also included was $1 million for travel to implement the restructuring and $2 million of other exit costs, primarily related to the removal of equipment.  In addition to the original charge, the Company incurred $6 million of contract exit and termination costs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.  The remaining liability balance for contract exit and termination costs relates to long-term lease obligations through 2006 that the Company is attempting to sublease or cancel.

Inventory and other asset write-downs were $12 million in 2001, of which $11 million was classified in cost of sales.  Substantially all of this write-down related to excess supplies inventory at closed facilities and finished inventory related to eliminated low-margin accounts.  The $12 million reversal shown in the table resulted from $4 million related to excess supplies inventory and inventory for a business line that was discontinued in conjunction with the restructuring, but was later sold to a buyer, and $8 million was related to the restatement previously discussed.  As a result of restating the consolidated financial statements for 2001 and 2000, the inventory write-downs related to terminated customers, that were part of the transactional errors discussed in the restatement, were restated to expense in 2000 and prior years.

At year-end 2002, all actions related to the restructuring are complete.  A summary of the 2001 restructuring accrual activity is as follows:

	Charged to	Reversed	Incurred	Balance	Incurred	Reversed	Balance
(Dollars in millions)	Accrual	in 2001	in 2001	2001	in 2002	in 2002	2002
Severance and employer
related costs	$ 30.9	$ (7.5)	$ (20.2)	$ 3.2	$ (1.5)	$ (1.7)	$ -
Contract exit
and termination costs	21.3	(0.7)	(8.9)	11.7	(9.4)	-	2.3
Inventories and other
asset write-downs	17.7	(12.4)	(5.2)	0.1	-	(0.1)	-
Total	$ 69.9	$ (20.6)	$ (34.3)	$ 15.0	$ (10.9)	$ (1.8)	$ 2.3

Year 2001 Asset Impairment

In conjunction with the Renewal Plan, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired.  These assets were either written off or written down to estimated fair market value if the asset was to be sold.  A total of $42 million was charged to impairment, including machinery and equipment of $33 million and buildings of $9 million.

At the end of years 2002 and 2001, assets held-for-sale included buildings with net book values of $2 million and $7 million, respectively.  The segment breakdown appears below:

(Dollars in millions)	2002	2001
Document Management	$ 1	$ 6
Label Solutions	1	1
Total	$ 2	$ 7

Investment Write-Down

In June 2002 the Company purchased 500,000 shares of common stock in Printcafe, a publicly traded provider of enterprise software, for $5 million.  The Company did not have intentions of selling the shares in the near term and therefore classified them as available-for-sale securities.  The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income (loss) in shareholders’ equity.  The price of the stock was $1.24 at December 29, 2002, resulting in a $0.6 million asset on the Company’s Consolidated Balance Sheet.

The Company reviews marketable securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of the market decline, and the financial condition and near-term prospects for the issuer.  Based on this review, the Company determined that the decline in fair value was other-than-temporary due to events subsequent to December 29, 2002.

On January 23, 2003, an unsolicited offer was made for all of the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee to evaluate all potential offers to purchase Printcafe.  The Company believes that this sequence of events will likely lead to a sale of Printcafe. Therefore, the Company believes that an other-than-temporary decline has occurred and has recognized a portion of the unrealized loss based on the offer price.  The resulting $4 million unrealized loss on investment is included in Investment and Other Income (Expense) in the Consolidated Statements of Income. An additional unrealized loss of $0.7 million is recorded as a component of other comprehensive income (loss).

RESULTS OF OPERATIONS

The tables below present, in analytical format, the results of operations for each of the years 2002, 2001, and 2000.  In the first table, the figures correspond to or are aggregated directly from those reported in the Statement of Operations on a generally accepted accounting principles (GAAP) basis.  The second table segregates the special items described previously; the discussion that follows references the results of operations excluding these special items.

SUMMARY OF OPERATIONS
GAAP RESULTS		(As restated)
(Dollars in millions, except per share amounts)	2002	2001	2000
Revenue	$ 1,028	$ 1,188	$ 1,363
Gross Margin	407	406	468
% Revenue	39.6%	34.2%	34.4%
SG&A and R&D Expense	293	319	365
Depreciation & Amortization	47	45	55
Asset Impairment	-	42	81
Restructuring	(2)	65	14
Income (Loss) From Operations	69	(65)	(46)
Interest Expense	13	13	13
Investment (Income) Expense and Other	1	(3)	(3)
Pretax Income (Loss)	55	(74)	(56)
Net Income (Loss)	$ 33	$ (43)	$ (35)
Earnings Per Diluted Share	1.14	(1.57)	(1.27)

SUMMARY OF OPERATIONS
EXCLUDING SPECIAL ITEMS		(As restated)
(Dollars in millions, except per share amounts)	2002	2001	2000
Revenue	$ 1,028	$ 1,188	$ 1,363
Gross Margin	407	417	475
% Revenue	39.6%	35.1%	34.8%
SG&A and R&D Expense	293	319	360
Depreciation & Amortization	47	45	55
Income From Operations	67	53	60
% Revenue	6.6%	4.4%	4.4%
Interest Expense	13	13	13
Investment (Income) Expense and Other	(3)	(3)	(3)
Pretax Income	57	43	50
Net Income Before Special Items	36	25	30
Earnings Per Diluted Share	1.24	0.91	1.13
SPECIAL ITEMS
Restructuring	2	(76)	(18)
Asset Impairment	-	(42)	(81)
Write-Offs/Adjustments	(4)	-	(8)
Pretax Effect	(2)	(118)	(106)
Net Income Effect	(3)	(68)	(65)

Total Net Income (Loss)	$ 33	$ (43)	$ (35)
Earnings Per Diluted Share	1.14	(1.57)	(1.27)

2001 Compared to 2000

The Renewal Plan, described earlier, had a significant impact on the results for 2001.  The restructuring component of that plan was designed to eliminate $225 to $250 million of annualized low-margin business and eliminate $125 million of annualized fixed costs.  The goal of the restructuring was to exit 2001 with a fourth quarter that provided a substantially higher profit and return on invested capital than the pre-restructuring fourth quarter of 2000.  The expectation was that this improved exit rate would serve as a solid platform from which to launch the performance improvement and growth elements of the Renewal Plan.

The restructuring plan was completed in phases over the first three quarters of 2001.  Revenue reductions generally preceded the cost reductions, since plant closings and much of the reduction of other support personnel could not proceed until after the low-margin business was eliminated. The table below presents results for the restructuring period plus the fourth quarters of 2000 and 2001 that bracketed that period.

SUMMARY OF OPERATIONS
EXCLUDING SPECIAL ITEMS	(As restated)
		Restructuring Period
(Dollars in millions, except per share amounts)	4Q00	1Q01	2Q01	3Q01	4Q01

Revenue	$ 360	$ 318	$ 306	$ 278	$ 286
Gross Margin	127	111	105	89	112
% Revenue	35.2%	34.9%	34.2%	32.2%	39.0%

SG&A and R&D Expense	96	88	80	75	76
Depreciation & Amortization	12	14	12	10	9
Income From Operations	19	9	13	4	27
% Revenue	4.8%	3.0%	4.0%	1.3%	9.4%

Interest Expense	3	3	3	4	3
Investment Income and Other	(1)	(1)	(1)	(1)	(1)
Pretax Income	18	7	10	1	25
Net Income Before Special Items	11	4	6	1	14
Earnings Per Diluted Share	0.42	0.16	0.22	0.01	0.51
Annualized Return on Invested Capital	8%				13%
SPECIAL ITEMS
Restructuring	(4)	(63)	(2)	(5)	(5)
Asset Impairment	(77)	(42)	-	-	-
Write-Offs/Adjustments	(8)	-	-	-	-
Pretax Effect	(89)	(105)	(2)	(5)	(5)
Net Income Effect	(55)	(62)	(1)	(2)	(3)

Total Net Income (Loss)	$ (44)	$ (58)	$ 5	$ (1)	$ 11
Earnings Per Diluted Share	(1.58)	(2.09)	0.17	(0.05)	0.41

As the above table illustrates, revenue stepped lower in each quarter of the restructuring period as low-margin business was eliminated.  The percentage gross margin also fell off as a result of the relative timing of the plant closings described earlier plus hiring and training costs at plants that received transferred production equipment.  SG&A expense and depreciation also trended lower during the restructuring as part of the cost reduction plan.

As the Company exited the year 2001, fourth quarter revenue was $74 million below the pre-restructuring fourth quarter 2000 level, generally in line with management’s annualized $250 million expectation, given typical seasonal patterns.  Reductions in annualized manufacturing fixed costs, SG&A expense, and depreciation slightly exceeded the target of $125 million.  The overall objective was achieved as demonstrated by the $3 million improvement in quarterly net income before special items and the five-percentage point improvement in return on invested capital.

The comparison of the annual results for 2000 and 2001 that follows necessarily builds on an understanding of the preceding quarterly transformation that occurred during the restructuring period.

The $175 million decline in revenue from $1.363 billion to $1.188 billion primarily reflects the elimination of low-margin business during the restructuring.  As the fourth quarter 2001 exit rate implied, the annualized revenue run-rate as the year closed was closer to $250 million below the pre-restructuring level.

The gross margin increased from 34.8% of revenue in 2000 to 35.1% for the whole of 2001.  As the quarterly table indicates, this annual result was the sum of three quarters of lower gross margins (for the reasons cited earlier) during the restructuring period, plus the much-improved fourth quarter that reflected the full effect of the reductions in both revenue and fixed manufacturing costs.

SG&A and R&D expense decreased from $360 million in 2000 to $319 million in 2001, reflecting the reduction in sales, administrative, and engineering personnel and other costs described earlier in the Renewal Plan.

Depreciation and amortization declined $10 million.   $4 million of the reduction related to the write-off of goodwill at the end of 2000 that eliminated goodwill amortization for 2001.  The balance of the reduction resulted from asset impairments described earlier, which reduced depreciation $6 million, and relatively low capital spending during the restructuring.  Capital expenditures in 2001 were $26 million, less than half the rate of spending in recent years.

Interest expense did not change significantly from 2000, reflecting relatively stable debt balances and fixed interest rates.  Interest income and other was also little changed.

The overall effective tax rate was 41.7% (credit) in 2001 vs. 38.0% (credit) in 2000.  The variation reflected timing differences between the incurrence and deductibility of capital losses.

Notwithstanding the strong fourth quarter of 2001, which illustrated the positive effects of the restructuring, net income before special items declined from $30 million in 2000 to $25 million in 2001.  This decrease primarily resulted from the lower profitability during the restructuring period.

2002 Compared to 2001

Net profit excluding special items improved from $25 million in 2001 to $36 million in 2002 with the 2001 restructuring once more figuring prominently in the comparison.

Revenue for 2002 was $1.028 billion compared to $1.188 billion in 2001.  The acquisitions of InSystems and PlanetPrint early in the third quarter added revenue of $19 million to 2002’s revenue. Excluding the acquisitions, revenue declined approximately 15% or $179 million.

A majority of this reduction relates to the quarterly step-down in revenue that resulted through the three-quarter restructuring period of 2001, causing the Company to enter 2002 with a much lower revenue base than the average for 2001.  Management estimates approximately $100 million of the reduction is attributable to this factor, based on annualizing the fourth quarter 2001 revenue and adjusting for typical seasonality.

The balance of the reduction is attributed to two general categories of items:  (1) external factors related to general economic and industry conditions, and (2) internal factors arising primarily as a consequence of actions taken during the restructuring.   Although it is not possible to measure or reasonably estimate the effect of individual factors, the Company believes that both categories had a meaningful adverse effect on 2002 revenue.

The Document Management and Label Solutions segments today represent the majority of the Company’s revenue.  These businesses operate in an industry characterized by over supply and competitive pricing.  This condition, coupled with a weak economy that focused increased customer attention on cost reductions, produced decreased unit volumes and lower prices, particularly in traditional product lines where utilization is lowest.

In order to bring value to its customers and remain competitive, the Company pursues a strategy of helping its customers improve their profitability by improving their business processes.  This can also lead to lower revenue as improved processes may require fewer or lower value-added documents for existing clients.

The restructuring also produced some unintended consequences that dampened sales activity.  The reassignment of accounts to a fewer number of representatives and a change in the sales incentive system to focus more on profitability resulted in an increased level of account losses, particularly smaller accounts, and a reduced rate of new account development.   In addition, some marginally profitable business held over from the restructuring period was lost during the year.

Finally, the desired level of cross selling between the general and newly formed specialty sales forces did not materialize.

The Company has taken actions late in 2002 and early in 2003 designed to improve the revenue trend.  First, the sales incentive system was changed to bring the focus back in the direction of growth.  Second, the Document Management and Label Solutions sales forces were consolidated and incentives were established to increase the level of cross selling.  Third, the Company established a strategic sales force to develop new business at targeted accounts.  Fourth, an inside sales force was created to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.  Fifth, a lead generation group was formed to develop qualified leads for selected high value added marketing programs.   Finally, the Fulfillment sales force has hired several sales representatives with strong industry experience.

The success of these actions, plus an improving economy will be necessary for a favorable change in the revenue trend.   It is difficult to predict the timing of a pick-up in the economy, especially given the uncertainty surrounding a possible war in Iraq, and management has elected not to provide specific guidance on 2003 revenue.

The gross margin in 2002 was 39.6% of revenue – significantly better than the 35.1% reported for 2001.  This improvement reflected the lower cost and improved mix of business brought about through the restructuring.  The 39.6% gross margin for the year 2002 also compares favorably to the 39.0% reported in the post-restructuring fourth quarter 2001, indicating that the Company has maintained the cost gains obtained during the restructuring.

SG&A and R&D expense was lower in 2002 as a result of the cost reductions achieved during the restructuring, described earlier.  Excluding $8 million in second half expense incurred by the acquired businesses, expenses were $34 million lower in 2002.

From another perspective, the Company’s $293 million in 2002 SG&A and R&D expense compared favorably to the annualized post restructuring fourth quarter 2001 rate of $304 million ($76 million x 4).   This lower rate of spending included lower commission and management incentive payouts.

Depreciation and amortization was $47 million in 2002 compared to $45 million in 2001.  The higher level in 2002 included $4 million in expense related to the acquired companies.

Interest expense was $13 million, essentially unchanged from the prior year.   The Company’s swap agreement that fixed its borrowing rate at an all-in rate of approximately 6.7% expired in January 2003.  The Company expects its interest expense to decrease substantially as a result of lower floating rates currently available in the market.   The Company will likely pay down a portion of the debt with available cash and may consider a private placement of a portion of the debt to take advantage of historically low long-term interest rates.

The effective tax rate was 40.9% in 2002 compared with 41.7% (credit) in 2001.  The lower rate in 2002 reflected a research and development (R&D) tax credit received during the year, tax-free life insurance proceeds, and higher balances of tax-exempt investments.  The investment write-down of $4 million discussed earlier represented a capital loss; since there was no offsetting capital gain, no reduction in the tax provision was taken for this item.  Excluding the effects of the capital loss, tax-free life insurance proceeds, and the R&D tax credit, the effective tax rate for 2002 would have been 39.8%, which approximates the Company’s expectation for its normal tax rate in 2003.

In the final analysis, the improved profit for 2002 can be attributed to the continuing positive effects of the restructuring, which overcame the effect of weakening revenue.  Despite the improved performance year over year, management was disappointed with the year’s financial results and with revenue in particular.  The Company maintained the improved cost structure achieved during the restructuring, but did not take advantage of the potential leverage on profit that increased revenue would have delivered.  Accordingly, the Company’s major focus for 2003 will be to improve its sales performance.

ACQUISITIONS

On July 2, 2002, the Company acquired for cash all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.   InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $89 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47 million of goodwill, $17 million of purchased intangibles, and $21 million of capitalized software costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. The Company intends to file an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchased intangibles, for income tax purposes.  Once the election is made, approximately $45 million of the goodwill and $15 million of the purchased intangibles are expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16 million was assigned to service relationships that have a twelve-year useful life and $1 million to professional services backlog that have a one-year useful life. Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years.  Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  Results of operations for InSystems, which is a separate reporting segment, are included in the Company’s consolidated financial statements from the date of acquisition.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $9 million in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis.  In conjunction with this acquisition, the Company recorded approximately $7 million of goodwill and $2 million of capitalized software development costs.  Results of operations from the date of the acquisition are included in the Company’s consolidated financial statements in the Document Management segment. Concurrently, the Company also acquired selected intellectual assets of PathForward for $1 million in cash, which was recorded as an intangible asset.

SEGMENT REPORTING

The segment results that follow exclude expenses for restructuring, impairment, and other special items described earlier.  In July 2000 when the Company began working on the restructuring and Renewal Plan, the Company had not reorganized into business segments; therefore it is not practicable to relate restructuring and impairment charges to a particular business segment.  LIFO inventory adjustments, interest income, and interest expense are also excluded.  Total assets represent those identifiable or allocable to each segment. The return on assets calculation equals income on operations less income taxes, divided by total assets.

Document Management

This segment provides custom printed documents, integrated system solutions, and distribution services.  It primarily serves large and middle-market companies in the healthcare, financial services, manufacturing, and distribution markets.  This segment comprised about 76% of the Company’s 2002 total revenue.

Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business forms has recently been flat or in modest decline as a result of a relatively weak economy and inroads made by alternative technologies.  Notwithstanding these challenges, the Company has an opportunity to increase its current approximate 10% market share in this segment through the effective execution of its sales strategies.  It also stands to gain share by providing an increasing array of application software and professional services that help its customers improve their business processes.

SUMMARY OF OPERATIONS
DOCUMENT MANAGEMENT
(Dollars in millions)	2002	2001	2000
Revenue	$ 780.2	$ 928.0	$ 1,062.2
% Change	-15.9%	-12.6%	-5.3%
Income from Operations	$ 78.9	$ 57.4	$ 71.1
% Revenue	10.1%	6.2%	6.7%
Total Assets	$ 327.0	$ 373.8
% Return on Assets	14.3%	9.0%

The restructuring was the major contributing factor to the revenue decreases in 2001 and 2002.  The relatively weak economy, increasingly competitive pricing, and the residual effects of the restructuring on sales activity, which were described earlier, also contributed to the 2002 revenue decrease.

A comparison of 2002 to 2000 indicates that the restructuring produced $8 million more in operating income on $282 million less revenue.  This is attributed to the elimination of low margin business and the significant cost reductions described earlier.  The reduction in this segment’s assets in 2002 reflects the reduction in working capital required to support the lower revenue and low capital spending in relation to depreciation.

Fulfillment Services

This segment helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  Examples include monthly billing statements, customized information kits, and one-to-one marketing promotions.   Major markets for these services include financial services, healthcare, and membership.

SUMMARY OF OPERATIONS
FULFILLMENT SERVICES
(Dollars in millions)	2002	2001	2000
Revenue	$ 115.7	$ 120.8	$ 117.7
% Change	-4.2%	2.6%	15.5%

(Loss) Income from Operations	$ (7.7)	$ 0.5	$ 1.4
% Revenue	-6.7%	6.2%	6.7%

Total Assets	$ 46.3	$ 46.1
% Return on Assets	-9.9%	0.7%

The revenue growth in 2001 lagged behind that for 2000 as a result of business eliminated in the restructuring.  The mix of business improved and some excess capacity was eliminated during the restructuring, but cost reductions were not sufficient to improve 2001 profits over the previous year.

During 2002, this business made significant investments in its internal operating software and processes in order to further improve operational effectiveness and the level of quality and service to its customers.  In addition, it became apparent as the year progressed that a greater number of specialized sales persons would be required to compete effectively for this business.  Sales persons were added during the year, but as a result of the learning curve and typical selling cycles, the sales productivity was relatively low.  These investments, plus a decline in sales of MICR documents as a result of fewer bank mergers, were major contributors to the deterioration in 2002 operating results.

Label Solutions

This segment provides stock and customized pressure sensitive labels on both a stand-alone basis and as part of an integrated labeling solution involving software, applicators, scanners, printers, and integrations services.  Label applications are sold primarily into the healthcare, manufacturing, and distribution markets.

SUMMARY OF OPERATIONS
LABEL SOLUTIONS
(Dollars in millions)	2002	2001	2000
Revenue	$ 119.8	$ 138.7	$ 173.8
% Change	-13.6%	-20.2%	1.3%

Income from Operations	$ 6.5	$ 7.4	$ 6.4
% Revenue	5.4%	5.3%	3.7%

Total Assets	$ 43.0	$ 51.3
% Return on Assets	9.0%	8.5%

The significant reduction in 2001 revenue resulted primarily from the elimination of unprofitable accounts during the restructuring.  The 2002 revenue decline reflected the lower starting base at the outset of the year plus the loss of some additional business later in the year on the basis of price.  The cost reductions achieved during the restructuring and an improved mix of business have enabled this segment to show modest improvements in the percentage profit margin and return on invested assets. The decrease in invested assets corresponds to the lower level of revenue.

SMARTworks, LLC

SMARTworks, LLC (SMARTworks) is an application service provider that enables buyers and sellers of print to transact business efficiently over the Internet.  Its solutions enable users to manage purchases to minimize errors, missed deadlines, and obsolescence, which can be significant for printed materials.  The application has been extended to handle products other than documents, such as office supplies.

This segment primarily provides services to the Company’s other business units, principally Document Management, and receives intercompany revenue that is eliminated upon consolidation. The Company’s sales representatives and customers use SMARTworks to manage the ordering and control of printed documents.  Current SMARTworks customers number approximately 1,000, with a total of 80,000 users.

SUMMARY OF OPERATIONS
SMARTWORKS, LLC
(Dollars in millions)	2002	2001	2000
Revenue	$ 7.9	$ 7.8	$ 3.4
% Change	0.9%	133.9%	-5.3%

Loss from Operations	$ (11.6)	$ (11.0)	$ (4.3)

Total Assets	$ 5.7	$ 6.4

SMARTworks grew out of an internal support function where it was a very effective tool in support of the sale of documents, which accounts for its high usage but low external revenue.  With the release of SMARTworks version 6.0 in 2002, the Company believes that this application will continue to provide its sales representatives with a distinct competitive advantage in the market.

The operating losses reported above reflect a lack of significant third party revenue and substantial investments for software development, support, and marketing initiatives.

Although this segment will continue to pursue the sale of the software in cases where advanced functionality or customization is required to meet a customer’s needs, the Company concluded recently that the highest and best use of the basic software application is in support of its document sales representatives as a bundled offering.  This change in philosophy will enable the Company to reduce marketing and other costs in this segment, currently estimated at $5 million, without sacrificing its high level of support.  Accordingly, SMARTworks will not be a reportable segment in 2003.

InSystems Corporation (formerly known as InSystems Technologies, Inc.)

InSystems, a wholly owned subsidiary acquired in July 2002, is a leading provider of e-business solutions for financial services organizations.  InSystems’ solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. InSystems’ integrated document-automation software helps organizations create, manage and distribute highly personalized, error-free documents.  It also automates important business processes including compliance filings, document fulfillment and customer service.  InSystems’ extended relationship management software enables organizations to interact seamlessly via the Internet with their entire value network, including customers, suppliers, partners, regulators, and other constituents.

SUMMARY OF OPERATIONS
INSYSTEMS CORPORATION
(Dollars in millions)	2002	2001	2000
Revenue	$ 12.1

Loss from Operations	$ (1.9)
% Revenue	-15.7%

Total Assets	$ 101.1
% Return on Assets	-0.7%

The results shown above include the operations of InSystems since its July 2, 2002 acquisition.  Revenues consist of software license fees, professional services, and software maintenance fees.  Total revenues grew approximately 9% over the same six-month period in 2001.  Significant license deals were concluded in the six-month period, which have helped to build the business’ service revenue backlog.

The operating loss shown above reflects $3 million in amortization of the intangibles arising from acquisition of the business.  Excluding this acquisition related amortization, operating income was $1 million or 6.4% of revenue.  Total assets are comprised primarily of goodwill, capitalized intangibles and software set up at the time of the acquisition.

REALIGNMENT OF SEGMENTS

In January 2003, the Company realigned certain operating segments to gain operational synergies. As a result, the Company will have three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments will be aggregated into Other, which includes International (previously part of Document Management), SMARTworks, and PathForward. Under the realignment, PlanetPrint will be separated into two operating units: CopyConcepts (part of Fulfillment Services) and PathForward (part of Other). Certain print-on-demand and software development operations that were previously part of Document Management will become part of Fulfillment Services and InSystems, respectively.

The information in the table below presents 2002 operating information by realigned segments as the Company believes they will appear.

Document
Management
	and Label	Fulfillment
	Solutions	Services	InSystems	Other	Total
Revenue	$ 720	$ 256	$ 50	$ 2	$ 1,028

Operating Income (Loss)	$ 72	$ 9	$ (4)	$ (13)	$ 64

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated strong internal cash flow in each of the past two years.  Net cash inflow in 2001 was $107 million and, excluding the $99 million spent on acquisitions, net cash inflow in 2002 was $58 million.  The major elements of the Statement of Cash Flows are presented below in a summarized format.  The comments that follow will focus primarily on 2002 with some references to the previous two years.

CASH INFLOW (OUTFLOW)		(As restated)
(Dollars in millions)	2002	2001	2000

Net Income plus non-cash adjustments [1]	$ 105	$ 88	$ 103

Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	34	71	6
Inventories	14	31	15
Prepaid income taxes	9	(14)	(12)
Restructuring spending	(11)	(32)	(11)
Accounts payable and accrued expenses	(24)	4	(5)
Pension and postretirement obligations	(24)	(16)	(8)
All other	-	6	1
Net cash provided by operating activities	103	138	89

Acquisitions	(99)	-	-
Capital expenditures	(28)	(26)	(66)
Proceeds from sale of plant and equipment	10	15	-
Proceeds from (additions to) investments	(5)	6	-
Net cash used for investing activities	(122)	(5)	(66)

Debt payments	(2)	(1)	-
Dividends paid	(26)	(25)	(25)
Proceeds from issuance of common stock	6	-	1
Net cash used for financing activities	(22)	(26)	(24)
Net cash flow	$ (41)	$ 107	$ (1)

1 Non-cash adjustments included above include depreciation, amortization, asset impairments, restructuring, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

Cash Flow from Operating Activities

The profitability of the business, adjusted for non-cash expenses and charges, was the major source of cash flow from operations in each of the years.  The change from year to year was primarily a reflection of the change in profitability before special items as discussed previously under Results of Operations.

$48 million in 2002 cash flow came from reductions in accounts receivable and inventory balances, reflecting lower revenue and improved asset management.  A comparison of the annualized fourth quarter revenue in 2002 and 2001 to the corresponding ending balances of accounts receivable and inventories indicates a turnover improvement in each asset category and an overall improvement from 4.5x to 4.8x.  Inventory balances in the near future may increase if the Company is successful in its efforts to displace its competitors in large document management accounts that carry high custom stored inventories.  The longer-term trend, however, will be a reduction in inventory as print-on-demand displaces the traditional practice of long production runs and subsequent storage of custom documents for customers.

The allowance for uncollectible receivables decreased from $9 million at the end of 2001 to $5 million at year-end 2002.  The reduction reflected the decrease in the accounts receivable balance and an improvement in the aging.

The balance of prepaid income tax decreased $9 million, reflecting a $25 million refund received in the year from carrying back recent losses to prior years’ tax returns, reduced by tax payments and other tax provisions.  The Company had a $19 million prepaid tax balance at the end of 2002, in major part as a result of a late in the year tax-deductible contribution to the pension plan. The Company expects to generate future cash flow by eliminating this prepayment as quickly as possible.

Restructuring spending was $11 million in 2002, reflecting payments originating from the restructuring announced in 2001.  At year-end 2002, a $2 million restructuring liability remains for vacated facilities with leases that run through 2006.  The Company and the industry in general continue to operate today with excess production capacity, reflecting recent flat or declining demand and continuing productivity improvements. Although ongoing industry consolidation may lead to a gradual reduction of capacity, management expects that excess capacity will persist within the industry for the near term.  The Company will aggressively seek to gain market share, but may also elect to reduce its excess capacity through restructuring in order to achieve its profitability and cash flow objectives.

The balance of accounts payable and accrued expenses declined $24 million from the outset of the year.  Accounts payable were modestly lower as a function of lower revenue and purchases.  Executive management did not earn a bonus in 2002 and other bonuses across the Company were also significantly lower, reducing the year-end incentive pay accrual.

Pension and other postretirement obligations accounted for $24 million of cash outflow in 2002. The Company contributed $17 million to the pension plan in 2002, postretirement healthcare payments were $4 million, and payments to retirees under unfunded nonqualified retirement plans were $3 million.

Cash Flow From Investing Activities

The Company’s investing activities included $99 million for the acquisitions previously discussed.  In addition, the Company’s capital expenditures totaled $28 million in 2002, primarily for computer hardware and internal software applications to improve the Company’s operational effectiveness. The Company’s strategy for future growth relies more heavily on the acquisition and development of intellectual assets and human capabilities, much of which is recorded as expense rather than as long-term capital.  This shift is reflected in the capital spending in the last two years that has averaged $27 million, well below the $64 million average for the preceding five years.  The Company expects to spend $30 - $35 million on capital projects in 2003, including improvements to its internal systems infrastructure and the execution of its print-on-demand strategy.

The Company generated cash inflows of $10 million and $15 million in 2002 and 2001, respectively, from the sale of facilities and equipment that were idled in the restructuring.  As indicated earlier, assets held for sale at year-end 2002 carried book values totaling approximately $2 million.

During the year, the Company invested $5 million to acquire just under 5% of the stock of Printcafe.  Printcafe is an alliance partner with SMARTworks.  The current status of this investment was described earlier under Special Items – Investment Write-Down.

Cash Flow From Financing Activities

The Company repaid approximately $2 million of debt during 2002 for industrial development revenue bonds and debt assumed in the InSystems acquisition.  The final payment of $2 million under these bonds was made in the first quarter 2003.  The Company maintained its $200 million borrowing under its $250 million bank revolving credit facility throughout 2002.  With the expiration of the interest rate swap in January 2003, the Company will likely reduce its borrowing by applying a portion of its available cash.

The Company has paid a $.23 quarterly dividend in each quarter of the last three years.  The slight increase in 2002 expenditures to $26 million reflects an increase in common stock outstanding of 514 thousand shares primarily as a result of the issuance of restricted stock and stock option exercises in connection with long-term incentive plans.  The issuance of these shares was the primary contributor to the $6 million source of funds shown in the table above for 2002.

Financial Condition

The Company’s balance sheet is shown below in a condensed and analytical format for years 2002 and 2001.  The comments that follow are intended to add to the previous discussion of cash flows from operating, investing, and financing activities.

NET INVESTMENT	December	December
(Dollars in millions)	2002	2001
Accounts and Notes Receivable	$ 156	$ 182
Inventories	60	74
Prepaid Expense	13	13
Prepaid Income Taxes	19	28
Deferred Income Taxes	21	28
Accounts Payable & Accruals	(97)	(111)
Net Current Assets Excl Cash, Debt and Accrued Restructuring	172	215
Turnover	6.0x	5.3x

Accrued Restructuring	(2)	(15)

Capital Assets @ NBV	206	225
Capital Expenditures	28	26
Depreciation	44	45

Goodwill, Software & Intangibles	92	-
Retiree Healthcare Liability	(49)	(51)
Pension Asset (Liability)	(69)	108
Long-term Deferred Tax Asset (Liability)	41	(21)
Other Long-term Net Asset (Liability)	9	(6)
Total	$ 399	$ 454

CAPITAL STRUCTURE
Total Debt	$ 203	$ 203
Less Cash	123	164
Net Debt	80	39

Equity	319	415
Total	$ 399	$ 454
Net Debt: Total Capital	20%	9%

The management of working capital improved in 2002, as indicated by the increase in the turnover of net current assets (excluding cash, debt and accrued restructuring) from 5.3x in 2001 to 6.0x in 2002. The comparable figure for 2000 was 4.6x.  The turnover calculation divides fourth quarter revenue times four by the ending balance of net current assets.

The net book value of capital assets decreased $19 million, primarily reflecting a $16 million gap between the $28 million of capital spending and $44 million in annual depreciation.  For the reasons discussed previously, the balance in this account is expected to decrease again in 2003 as an estimated $44 million in depreciation will once again exceed capital spending, currently estimated at $30 - $35 million.

The $92 million in goodwill, software, and intangibles resulted from the acquisitions discussed earlier.

The weakness in the financial markets over the past two years has dramatically reduced the market value of assets held in the pension trust.  During 2002 the market value of assets dropped below the accumulated benefit obligation, triggering a minimum pension liability adjustment from a $108 million asset at year-end 2001 to an $86 million liability for 2002; the $17 million pension contribution reduced the 2002 liability to a final balance of $69 million.   Over the last two years, the projected benefit obligation has increased from $411 million to $423 million while the market value of assets in the retirement trust has decreased from $494 million to $314 million.  The Company adopts a long-term view of pension funding and expects the gap between assets and liabilities to close over time as a result of improvement in the financial markets augmented by Company contributions.  While the Company does not expect to have a minimum funding requirement in 2003, the Company expects to make a voluntary contribution in the range of $10 - $15 million in 2003.

The $196 million minimum pension liability adjustment was accompanied by a $79 million adjustment to deferred tax, which explains the majority of the change in the long-term deferred tax account from a $21 million liability to a $41 million asset.  The net adjustment after tax produced a $117 million reduction to Other Comprehensive Income in Shareholders’ Equity.

Total debt was unchanged at $203 million, as $2 million in debt re-payment during the year was offset by $2 million in debt acquired with InSystems.  Cash decreased $41 million from  $164 million at the outset of the year to $123 million at the close, primarily as a result of the $99 million spent on the acquisitions.  Net debt (total debt less cash and cash equivalents) was $80 million at year-end 2002, compared to $39 million at the prior year-end.  The Company’s strong financial condition is illustrated by the 20% ratio of net debt to total capital at the close of 2002.

The Company has a $250 million unsecured revolving credit facility agreement with ten banks. Borrowing under the credit facility was $200 million at year-end 2002.  The agreement provides for a four-year commitment of up to $170 million, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio.  The Company is subject to debt covenants under this credit facility.  On January 27, 2003, the Company made a payment of $25 million on the revolving credit facility.

The following table summarizes the Company’s significant contractual obligations at December 29, 2002:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 202.3	$ 2.3	$ 200.0	$ -	$ -
Capital lease obligations	0.3	0.3	-	-	-
Operating leases	74.0	25.8	38.7	5.3	4.2
Purchase commitments	0.6	0.6	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$ 277.2	$ 29.0	$ 238.7	$ 5.3	$ 4.2

The Company is obligated under operating leases for real estate, sales offices, transportation equipment and computer and other equipment.  Purchase commitments for capital improvements aggregated $0.1 million at December 29, 2002. Also, the Company has purchase commitments for equipment for resale of $0.5 million at December 29, 2002. The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the Company’s strategy and prospects.  Currently, the Company expects that individual acquisitions would be moderate in size, having revenue of $25 to $100 million.

Management believes that the combination of internally generated funds, available cash reserves, and the existing credit facility are sufficient to fund the Company’s operations over the next year. In management’s judgment, the Company’s strong balance sheet could support additional debt financing, if necessary, to pursue acquisitions.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.  At the date of adoption, there was no goodwill or intangible assets on the Company’s consolidated balance sheet; accordingly, the initial adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 31, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of.  Among other provisions, the new standard changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results.  The adoption did not have any affect on the Company’s consolidated results of operations, financial position, or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard will require the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  The Company will adopt this new standard in the first quarter of fiscal 2003 and does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, the new standard rescinds various pronouncements regarding early extinguishment of debt and amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications.  The Company will be required to adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 in the first quarter of fiscal 2003.  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption will have no effect on the financial position, cash flows, or results of operations of the Company.  The provisions related to SFAS No. 13 were effective for all transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 were effective for financial statements issued on or after May 15, 2002 and did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

INTEREST RATES

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its borrowings under its revolving credit facility agreement (the “Credit Facility”).  At December 29, 2002, the Company had $200 million borrowed against the Credit Facility.  The Credit Facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio.  The Company has an additional $3.5 million of debt with a fixed interest rate of 6.125%.

The Company’s objectives in managing its exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  The Company has a $200 million five-year interest rate swap that fixed the Company’s borrowing rate at 5.84% plus the spread and bank fees through January 2003.  The all-in annual fixed cost of the $200 million of borrowings under the credit facility agreement is 6.65% at December 29, 2002.  The use of interest rate swaps is solely to minimize the Company’s interest rate exposure and not for speculative or trading purposes.

Had the Company not entered into the interest rate swap, a hypothetical 100 basis point movement in prevailing interest rates on the $200 million of borrowings under the Credit Facility would result in a $2.0 million annualized effect on the Company’s interest expense.

The Company also has short-term investments of $121.7 million as of December 29, 2002 that primarily bear interest at variable rates.   A hypothetical 100 basis point movement in the interest rate would result in an approximate $1.2 million annualized effect on the Company’s investment income.

FOREIGN CURRENCY

The Company is exposed to market risk from changes in foreign currency exchange rates and utilizes derivative financial instruments to manage its exposure to such fluctuations.  The Company’s risk management objective is to minimize the effects of volatility on its cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them with forward contracts or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these exposures are generally offset by reciprocal changes in value of the hedging instruments when used. The Company uses derivative financial instruments as risk management tools and not for trading or speculative purposes.

COMMODITY PRICES

Paper is the principal raw material in the production of business forms.  Because the Company has historically been successful in adjusting its sales prices in response to changes in paper costs, management does not believe a 10% change in paper costs would have a material effect on the Company’s financial statements; however, an increase of 10% in paper costs, if not recovered by the Company, would increase cost of sales by approximately $15 million.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, The Standard Register Company and subsidiaries restated its consolidated financial statements for the years ended December 30, 2001 and December 31, 2000 and adjusted its beginning fiscal 2000 retained earnings.

As described in Note 8 to the consolidated financial statements, effective December 31, 2001, The Standard Register Company and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after December 30, 2001.

/S/  Battelle & Battelle LLP

Battelle & Battelle LLP

Dayton, Ohio

March 12, 2003

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	December 29,	December 30,
A S S E T S	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 122,579	$ 163,502
Trading securities	255	290
Accounts and notes receivable	155,930	182,494
Inventories	60,179	74,042
Prepaid income taxes	19,029	28,199
Deferred income taxes	21,292	28,309
Prepaid expense	12,793	13,400
Total current assets	392,057	490,236

PLANT AND EQUIPMENT
Buildings and improvements	83,324	86,577
Machinery and equipment	248,093	245,573
Office equipment	162,505	152,734
Total	493,922	484,884
Less accumulated depreciation	300,801	274,003
Depreciated cost	193,121	210,881
Plant and equipment under construction	8,606	6,196
Land	4,495	8,139
Total plant and equipment	206,222	225,216

OTHER ASSETS
Goodwill	53,613	-
Intangible assets, net	17,199	360
Deferred tax asset	40,865	-
Software development costs, net	20,987	-
Restricted cash	2,401	-
Available-for-sale securities	620	-
Prepaid pension	-	107,677
Other	20,900	14,294
Total other assets	156,585	122,331

Total assets	$ 754,864	$ 837,783

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	December 29,	December 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES
Current portion of long-term debt	$ 2,572	$ 630
Accounts payable	30,853	32,652
Accrued compensation	26,184	42,895
Deferred revenue	8,591	4,876
Accrued restructuring	2,437	15,307
Other current liabilities	31,803	30,959
Total current liabilities	102,440	127,319

LONG-TERM LIABILITIES
Long-term debt	200,010	202,300
Pension benefit obligation	68,803	-
Retiree health care obligation	49,374	50,862
Deferred compensation	12,275	12,544
Deferred income taxes	-	20,975
Deferred cost of interest rate swap	2,025	8,493
Other long-term liabilities	936	-
Total long-term liabilities	333,423	295,174

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2002 - 25,340,543; 2001 - 24,825,553	25,340	24,826
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	51,541	39,854
Accumulated other comprehensive losses	(118,677)	(6,206)
Retained earnings	409,834	403,009
Treasury stock at cost:
1,797,150 shares	(46,124)	(46,124)
Unearned compensation - restricted stock	(4,468)	(1,735)
Common stock held in grantor trust, at cost:
2002 - 123,121 shares; 2001 - 118,539 shares	(3,170)	(3,059)
Total shareholders' equity	319,001	415,290

Total liabilities and shareholders' equity	$ 754,864	$ 837,783

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

(As restated)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29	December 30	December 31
	2002	2001	2000
REVENUE
Products	$ 842,144	$ 975,350	$ 1,151,231
Services	185,939	212,247	211,366
Total revenue	1,028,083	1,187,597	1,362,597
COST OF SALES
Products	501,421	665,797	758,399
Services	120,007	115,797	136,029
Total cost of sales	621,428	781,594	894,428
GROSS MARGIN	406,655	406,003	468,169
OPERATING EXPENSES
Research and development	17,865	14,385	10,289
Selling, general and administrative	274,915	304,499	354,542
Depreciation and amortization	46,674	45,419	54,694
Asset impairments	-	41,512	80,738
Restructuring (reversals) charges	(1,837)	64,856	14,064
Total operating expenses	337,617	470,671	514,327
INCOME (LOSS) FROM OPERATIONS	69,038	(64,668)	(46,158)
OTHER INCOME (EXPENSE)
Interest expense	(13,324)	(12,755)	(12,691)
Investment income (expense) and other	(605)	3,171	2,750
Total other expense	(13,929)	(9,584)	(9,941)
INCOME (LOSS) BEFORE INCOME
TAXES (BENEFIT)	55,109	(74,252)	(56,099)
INCOME TAXES (BENEFIT)	22,528	(30,931)	(21,303)
NET INCOME (LOSS)	$ 32,581	$ (43,321)	$ (34,796)
EARNINGS (LOSS) PER SHARE
Basic	$ 1.16	$ (1.57)	$ (1.27)
Diluted	$ 1.14	$ (1.57)	$ (1.27)
NET INCOME (LOSS)	$ 32,581	$ (43,321)	$ (34,796)
Minimum pension liability adjustment, net of
$77,973, $134, and $349 deferred income tax
benefit	(115,676)	(199)	(517)
Deferred cost on interest rate swap, net of $(2,605) and
$4,095 deferred income tax (expense) benefit	3,863	(6,075)	-
Unrealized loss on available-for sale securities	(680)	-	-
Deferred cost on forward contract, net of $30 deferred
income tax expense	45	-	-
Foreign currency translation adjustment	(23)	-	-
COMPREHENSIVE INCOME (LOSS)	$ (79,890)	$ (49,595)	$ (35,313)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

(As restated)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29,	December 30,	December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 32,581	$ (43,321)	$ (34,796)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	46,674	45,419	54,694
Asset impairments	-	41,512	80,738
Restructuring (reversals) charges	(1,837)	55,796	17,641
(Gain) loss on sale of assets	(1,999)	2,135	4,502
Unrealized loss on marketable securities	3,700	-	-
Gain on sale of other investments	-	(3,299)	-
Amortization of unearned compensation - restricted stock	1,785	686	98
Tax benefit from exercise of stock options	1,391	-	-
Deferred income taxes	22,430	(10,635)	(19,655)
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts and notes receivable	34,460	70,694	6,235
Inventories	14,319	30,793	15,438
Prepaid income taxes	9,170	(13,992)	(12,495)
Other assets	(548)	1,784	(6,858)
Restructuring spending	(11,032)	(32,305)	(11,240)
Accounts payable and accrued expenses	(23,545)	3,691	(4,899)
Pension and postretirement obligation	(24,166)	(15,669)	(8,397)
Deferred income	(347)	(2,034)	(982)
Other liabilities	148	6,466	9,141
Net cash provided by operating activities	103,184	137,721	89,165
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(99,137)	-	-
Additions to plant and equipment	(28,220)	(25,647)	(65,792)
Proceeds from sale of plant and equipment	10,032	15,185	466
Purchase of marketable securities	(5,000)	-	-
Additions to other investments	-	(1,418)	-
Proceeds from sale of other investments	-	6,899	-
Net cash used in investing activities	(122,325)	(4,981)	(65,326)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(2,136)	(590)	-
Proceeds from issuance of common stock	6,292	1,016	817
Purchase of treasury stock	-	(760)	(1)
Dividends paid	(25,867)	(25,285)	(25,231)
Net cash used in financing activities	(21,711)	(25,619)	(24,415)
Effect of exchange rate changes on cash	(71)	-	-
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(40,923)	107,121	(576)
Cash and cash equivalents at beginning of year	163,502	56,381	56,957
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$ 122,579	$ 163,502	$ 56,381
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 13,799	$ 12,611	$ 12,680
Income taxes (refunded)	(10,588)	(6,304)	10,847
See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29,	December 30,	December 31,
	2002	2001	2000
COMMON STOCK
Beginning balance	$ 24,826	$ 24,704	$ 24,468
Shares issued under:
Management Incentive Plan	-	28	-
Dividend Reinvestment Plan	32	51	67
Restricted Stock Award, net	159	35	169
Stock Option Plan	323	8	-
Ending balance	$ 25,340	$ 24,826	$ 24,704

CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 39,854	$ 38,123	$ 35,669
Excess of market over par
value of shares issued under:
Management Incentive Plan	-	369	(44)
Dividend Reinvestment Plan	758	842	842
Restricted Stock Award, net	4,359	405	1,910
Stock Option Plan	5,179	115	-
Tax benefit from exercise of stock options	1,391	-	-
Fund grantor trust with treasury shares	-	-	(254)
Ending balance	$ 51,541	$ 39,854	$ 38,123

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (6,206)	$ (934)	$ (417)
Minimum pension liability	(115,676)	(199)	(517)
Cumulative effect of SFAS No. 133 adoption	-	1,002	-
Unrealized loss on available-for-sale securities	(680)	-	-
Fair value of interest rate swap	3,863	(6,075)	-
Fair value of forward contract	45	-	-
Foreign currency translation adjustment	(23)	-	-
Ending balance	$ (118,677)	$ (6,206)	$ (934)

RETAINED EARNINGS
Beginning balance as reported			$ 525,835
Prior period adjustment			(391)
Beginning balance as restated	$ 403,009	$ 471,719	525,444
Net income (loss) as restated	32,581	(43,321)	(34,796)
Dividends declared (2002 - $.92 per share;
2001 - $.92 per share; 2000 - $.69 per share)	(25,756)	(25,389)	(18,929)
Ending balance as restated	$ 409,834	$ 403,009	$ 471,719

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued

(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29,	December 30,	December 31,
	2002	2001	2000

TREASURY STOCK AT COST
Beginning balance	$ (46,124)	$ (45,364)	$ (46,540)
Cost of common shares purchased	-	(760)	(1)
Shares issued under Management Incentive Plan	-	-	174
Fund grantor trust with treasury shares	-	-	1,003
Ending balance	$ (46,124)	$ (46,124)	$ (45,364)

UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ (1,735)	$ (1,981)	$ -
Issuance of restricted stock, net	(4,518)	(440)	(2,079)
Amortization of unearned compensation	1,785	686	98
Ending balance	$ (4,468)	$ (1,735)	$ (1,981)

COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	$ (3,059)	$ (2,850)	$ (2,009)
Shares issued under Dividend Reinvestment Plan	(111)	(104)	(92)
Shares issued under Management Incentive Plan	-	(105)	-
Fund grantor trust with treasury shares	-	-	(749)
Ending balance	$ (3,170)	$ (3,059)	$ (2,850)

Total shareholders' equity	$ 319,001	$ 415,290	$ 488,142

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading provider of information solutions for financial services, insurance, healthcare, manufacturing, and other industries.  The Company’s offerings include document management; label solutions; consulting and fulfillment services; and e-procurement services. The Company also provides portal software and document automation solutions.  The Company markets its products and services primarily through direct sales organizations operating throughout the United States and Canada.

The accounting policies that affect the more significant elements of the financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of The Standard Register Company and its wholly owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.

Fiscal Year

The Company’s fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2002, 2001, and 2000 ended on December 29, 2002, December 30, 2001, and December 31, 2000, respectively.  Fiscal years 2002, 2001, and 2000 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

One of the Company’s subsidiaries operates in Canada whose currency is primarily denominated in Canadian dollars.   Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of the Canadian financial statements are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in comprehensive income or loss.  Realized gains and losses from transactions denominated in foreign currencies are charged or credited to investment and other income and were not material.

Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Marketable Securities

The Company classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Securities are classified as trading when held for short-term periods in anticipation of market gains and are reported at fair market value, with unrealized gains and losses included in income.  Available-for-sale securities are recorded at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) in shareholders’ equity.  Investment securities are regularly reviewed for impairment based on the criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition of the issuer.  Unrealized losses that are other than temporary are recognized in earnings.  Realized gains and losses are accounted for on the specific identification method.

Accounts and Notes Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.  The Company’s estimate of the allowance for doubtful accounts for trade receivables is primarily determined based upon the length of time that the receivables are past due.  In addition, management estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

The Company has a series of actions that occur based upon the aging of past due trade receivables, including letters, statements, and direct customer contact.  Accounts are deemed uncollectible based on past account experience and current account financial condition.

Notes receivable are stated at the principal amount; interest is accrued where applicable.  An allowance for uncollectible notes receivable is recorded based upon management’s determination of probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions (see Note 6.)

Inventories

Inventories are valued at the lower of cost or market. A significant portion of inventory costs are determined by the last-in, first-out (LIFO) method. Finished products include printed forms stored for future shipment and invoicing to customers.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation.  Costs of normal maintenance and repairs are charged to expense when incurred. Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income.

Effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of.  Among other provisions, the new standard changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was  $43,878, $45,419, and $50,683 in 2002, 2001, and 2000, respectively.  Estimated asset lives are:

Classification	Years
Buildings and improvements	10-40
Machinery and equipment	5-15
Office furniture and equipment	5-15

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life.  Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate. The Company will perform impairment tests annually.

Effective December 31, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.  At the date of adoption, there was no goodwill or intangible assets on the Company’s Consolidated Balance Sheet as all previously recorded amounts were written off as impaired during 2000. Accordingly, the initial adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over the estimated product life of the related software, which ranges from one to ten years. Amortization expense, included in depreciation and amortization, and accumulated amortization were $1,610 for the year ended December 29, 2002.  The carrying value of software development costs is regularly reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

The costs of software developed for internal use and web-site development costs are accounted for in accordance with the provisions of Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use.”

Revenue Recognition

The Company generally recognizes product and related services revenue upon shipment to the customer, legal title passing to the customer, and satisfaction of all significant obligations of the contract.  Under contractual arrangements with certain customers, at the customer’s request the Company prints and stores custom forms for customer specified future delivery. In these cases, delivery and billing schedules are outlined in the contracts and product revenue is recognized when manufacturing is complete, title and risk of loss passes to the customer, and the order is invoiced under normal credit terms.  Revenue from equipment service contracts is recognized ratably over the term of the contract.

The Company also generates revenue from licensing the rights to software products to end-users and, to a lesser extent, from sublicense fees from resellers.  In addition, the Company generates revenue from maintenance and customer support services (maintenance arrangements) and professional services.

Revenue from software license agreements is recognized as revenue upon receipt of a signed license agreement or an amendment under an existing license agreement and delivery of the software, if there are no significant remaining vendor obligations, the fee is fixed and determinable, and collection of the receivable is probable.

Revenue from maintenance arrangements is recognized ratably over the term of the maintenance period, which is typically one year.  If maintenance arrangements are included free of charge or discounted in a license agreement, such amounts are unbundled from the license fee at their fair market value based upon the vendor specific objective evidence from the value established by independent sales of such maintenance arrangements to customers.

Revenue from certain professional services contracts is recognized using the percentage of completion method.  Under this method, the Company recognizes revenue and income as the work on the contract progresses.  Revenue is recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately.  The project cost estimates in each case are reviewed on a regular basis.  Professional services do not include significant customization or development of the underlying software code.

Included in receivables at December 29, 2002 are recoverable amounts under contracts in progress of $2,671 that represent amounts earned under contracts in progress but not billable at the balance sheet date.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the contract.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

Deferred revenue represents unearned income from professional services and maintenance arrangements where significant vendor obligations remain.  These amounts are deferred and subsequently recognized as revenue over the period the services are provided.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as cost of sales.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of liabilities and assets, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Derivative Instruments

The Company utilizes derivative financial instruments to manage its interest rate risks and exposure to fluctuations in foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Earnings Per Share

Basic earnings per share is the per share allocation of net income available to shareholders based on the weighted-average number of shares outstanding during the period. Diluted earnings per share represents the per share allocation of net income based on the weighted-average number of shares outstanding plus all common shares that potentially could have been issued under the Company’s stock option program.

Stock-Based Compensation

In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends certain provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results.  The adoption did not have any affect on the Company’s consolidated results of operations, financial position, or cash flows.

At December 29, 2002, the Company has two stock-based employee compensation plans, which are fully described in Note 15.  The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

(As restated)
	2002	2001	2000
Net income (loss) as reported	$ 32,581	$ (43,321)	$ (34,796)

Less total compensation expense determined under
the fair-value-based method for all awards, net	(2,432)	(1,401)	(1,371)

Proforma net income (loss)	$ 30,149	$ (44,722)	$ (36,167)

Net income (loss) per share - Basic

As reported	$ 1.16	$ (1.57)	$ (1.27)

Proforma	$ 1.08	$ (1.62)	$ (1.32)

Net income (loss) per share - Diluted

As reported	$ 1.14	$ (1.57)	$ (1.27)

Proforma	$ 1.06	$ (1.62)	$ (1.32)

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity. Components of accumulated comprehensive income (loss), net of tax, for the Company include the following:

	2002	2001
Fair value of interest rate swap	$ (1,210)	$ (5,073)
Minimum pension liability	(116,809)	(1,133)
Unrealized loss on available-for-sale securities	(680)	-
Fair value of forward contract	45	-
Foreign currency translation	(23)	-

Total	$ (118,677)	$ (6,206)

Research and Development

Research and development costs are charged to expense as incurred.  These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored.

Advertising

The Company expenses costs of advertising as incurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard will require the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  The Company will adopt this new standard in the first quarter of fiscal 2003 and does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, the new standard rescinds various pronouncements regarding early extinguishment of debt and amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications.  The Company will be required to adopt the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 in the first quarter of fiscal 2003.  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption will have no effect on the financial position, cash flows, or results of operations of the Company.  The provisions related to SFAS No. 13 were effective for all transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 were effective for financial statements issued on or after May 15, 2002 and did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.

NOTE 2 – RESTATEMENT

In July 2001, the Company identified and reported a charge to 2001 results for accounting errors and other adjustments, primarily related to the installation of a new cost system.  A portion of this charge related to prior years’ activities.  The Company has now restated its 2001 and 2000 results to show the effect in each of those years.  The restatement reduces the net loss in 2001 by $6,012 and increases the net loss in 2000 by $5,621.  The balance relates to prior years.  The restatement, which is limited to the two-year period, does not impact reported year-end 2001 shareholders’ equity.  These errors and adjustments were previously disclosed in the Company’s Form 10-Q for the period ended July 1, 2001 and subsequent filings.

A cutoff error at the end of fiscal 2000 resulted in an $8,838 understatement of revenue for 2000 that was originally recorded in 2001.

The finished goods inventory was reduced by a total of $29,673 in fiscal 2001 as a result of the accumulation of many individually small transactional errors that were traced as far back as January 1998 when a new cost system was installed.  Of this amount, $8,300 was originally accrued as part of the first quarter 2001 restructuring and the remaining $21,373 was recorded in the 2001 second quarter. The inventory adjustments were $2,719 and $18,248 for years 2001 and 2000, respectively; the balance related to prior years.

In 2001, the Company changed an accounting procedure prospectively to provide for the proper matching of cost to revenue for warehousing services that increased inventory by $8,051 in 2001. Previously, cost was reported up front, as incurred, instead of being matched to revenue as the stored product was shipped from the warehouse and invoiced.  The prospectively recognized adjustment related to years prior to 2000 and accordingly, an adjustment was made to increase beginning fiscal 2000 retained earnings.

The Company also adjusted previously reported amounts for certain reclassifications between restructuring charges and asset impairments to conform to the current-year presentation and to reclassify inventory write-offs from restructuring expense to cost of sales.

The following tables summarize the effects of the restatement and reclassifications on the Company’s Consolidated Statement of Income for fiscal years 2001 and 2000.

	As		Inventory and
	Previously		Revenue		As
FISCAL YEAR 2001	Reported	Reclassifications	Adjustments		Restated

Revenue	$ 1,196,435	$ -	$ (8,838)		$ 1,187,597

Cost of Sales	781,339	19,158	(18,903)	(a)	781,594

Gross Margin	415,096	(19,158)	10,065		406,003

Other operating expenses	364,303	-	-		364,303
Asset impairments	41,512	-	-		41,512
Restructuring (reversals) charges	84,014	(19,158)	-		64,856

Income (loss) from operations	(74,733)	-	10,065		(64,668)

Other income (expense)	(9,584)	-	-		(9,584)

Income (loss) before income taxes (benefit)	(84,317)	-	10,065		(74,252)

Income taxes (benefit)	(34,984)	-	4,053		(30,931)

Net income (loss)	$ (49,333)	$ -	$ 6,012		$ (43,321)

Basic and diluted earnings (loss) per share	$ (1.79)	$ -	$ 0.22		$ (1.57)

(a) Consists of:
Inventory reversals	$ (29,673)
Errors applicable to 2001	2,719
Warehousing costing procedure	8,051
	$ (18,903)

	As		Inventory and
	Previously		Revenue	As
FISCAL YEAR 2000	Reported	Reclassifications	Adjustments	Restated

Revenue	$ 1,353,759	$ -	$ 8,838	$ 1,362,597

Cost of Sales	872,603	3,577	18,248	894,428

Gross Margin	481,156	(3,577)	(9,410)	468,169

Other operating expenses	419,525	-	-	419,525
Asset impairments	73,746	6,992	-	80,738
Restructuring (reversals) charges	24,633	(10,569)	-	14,064

Loss from operations	(36,748)	-	(9,410)	(46,158)

Other expense	(9,941)	-	-	(9,941)

Loss before income tax benefit	(46,689)	-	(9,410)	(56,099)

Income tax benefit	(17,514)		(3,789)	(21,303)

Net loss	$ (29,175)	$ -	$ (5,621)	$ (34,796)

Basic and diluted loss per share	$ (1.06)	$ -	$ (0.21)	$ (1.27)

The Company has also revised its previously announced 2002 financial results included in its earnings release dated February 7, 2003.  As described more fully in Note 3, the Company acquired InSystems Technologies, Inc. in July 2002.  As part of the purchase price allocation, the Company recorded $17,084 of purchased intangibles of which $16,048 was assigned to service relationships that the Company originally determined had an indefinite life and were not subject to amortization.  After discussions with the Securities and Exchange Commission, it was subsequently determined that the service relationships should be amortized over a twelve-year life.  Accordingly, the Company increased amortization expense for 2002 by $669, before taxes.  The effect of this change is a reduction to previously announced net income of $420, or $0.02 per share, on a rounded basis.

NOTE 3 – ACQUISITIONS

On July 2, 2002, the Company acquired for cash all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.   InSystems’ extended relationship management and document automation solutions are intended to complement the Company’s existing e-business, document management, and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare, and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations.”  The purchase price for the acquisition, net of cash received, totaled $88,712 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47,065 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  The Company intends to file an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchased intangibles, for income tax purposes.  Once the election is made, approximately $45,400 of the goodwill and $15,273 of the purchased intangibles are expected to be deductible for tax purposes over 15 years. Of the purchased intangibles, $16,048 was assigned to service relationships that have a twelve-year useful life and $1,036 to professional services backlog that has a one-year useful life.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years.  Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  The amount of goodwill changed from previously reported amounts based upon the final valuation report.  The purchase price allocation is subject to further refinement once final costs of the acquisition are determined.

The preliminary purchase allocation is as follows:

Current assets	$ 7,763
Plant and equipment	4,440
Software development costs	21,011
Goodwill	47,065
Intangible assets	17,084
Other assets	2,207

Total assets acquired	99,570

Current liabilities	9,197
Long-term debt	1,142
Long-term liabilities	519

Total liabilities assumed	10,858
Net assets acquired	$ 88,712

Results of operations for InSystems are included in the Company’s Consolidated Financial Statements from the date of acquisition.  InSystems is a separate reporting segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for fiscal years 2002 and 2001 as if InSystems had been acquired at the beginning of the respective years.  The pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the periods presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

(Unaudited)	2002	2001

Revenue	$ 1,039,528	$ 1,211,156

Net Income (Loss)	$ 31,870	$ (43,143)

Net Income (Loss) Per Share

Basic	$ 1.14	$ (1.56)
Diluted	$ 1.12	$ (1.56)

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $9,425 in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota. The acquisition was accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company recorded approximately $6,548 of goodwill and $1,586 of capitalized software development costs. The amount of goodwill changed from previously reported amounts based upon the final valuation report.  Results of operations from the date of acquisition are included in the Company’s Consolidated Financial Statements in the Document Management segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1,000 in cash, which was recorded as an intangible asset.  Pro forma financial information and other related disclosures have not been presented because the acquisitions are not material.

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2001 Restructuring

In January 2001, the Company announced a plan to restructure its operations (the Plan).  The Plan intended to deliver cost reductions through the reduction of overhead, the consolidation of plants, warehouses, and sales offices, and the alignment of corporate resources with its future business model.  Costs to be incurred included severance and employer related costs, contract exit and termination costs, inventory and other asset write-downs and other costs directly related to the restructuring effort.  Based upon original estimates, the Company recorded a total charge of $69,934 in the first quarter of 2001.

Due to the nature of the charges and the duration of the program, estimates of the timing and amount of cost savings required significant judgment and changed during 2001.  The Plan resulted in the closing of 25 production facilities.  In addition, 149 sales offices and 29 warehouses were consolidated into other locations.  In connection with the closing of these facilities, the Company recorded a total of $24,256 in severance and employer related costs related to the elimination of 2,400 positions Company wide.  The employment reduction primarily affected employees in manufacturing, sales, warehousing, and administrative positions. Ultimately 2,330 positions were eliminated in 2001, but as a result of voluntary resignations, the Company paid severance to only 1,985 persons. Outplacement and stay bonuses were likewise less than originally expected.  Also, the Company incurred lower than anticipated payments for compliance with the Worker Adjustment and Retraining Notification Act. These changes resulted in reversals to the accrual established for severance and employer related costs of $7,491 in 2001 and $1,699 in 2002. At December 30, 2001, approximately 70 positions remained that were later eliminated in 2002.

Liabilities recorded for contract exit and termination costs aggregated $20,600 and included $12,837 for various contractual commitments on leased facilities and $4,414 for contractual commitments for taxes, utilities, and maintenance costs primarily related to the closed leased facilities.  Also included was $1,023 for travel to implement the restructuring and $2,326 of other exit costs, primarily related to the removal of equipment.  In addition to the original charge, the Company incurred $6,266 of contract exit and termination costs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.  The remaining liability balance for contract exit and termination costs relates to long-term lease obligations through 2006 that the Company is attempting to sublease or cancel.

The $5,279 inventory and other asset write-downs included $5,176 excess supplies inventory at closed facilities and finished inventory related to eliminated low-margin accounts. In addition to the original charge, the Company incurred $6,540 of inventory write-downs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.  Inventory write-downs of $10,858 were classified in cost of sales in the accompanying Consolidated Statement of Operations.  The reversal of $12,442 for inventory write-downs  included $4,142 related to excess supplies inventory and inventory for a business line that was discontinued in conjunction with the restructuring, but was later sold to a buyer, and $8,300 related to the restatement discussed in Note 2.  As a result of restating the Consolidated Financial Statements for 2001 and 2000, the inventory write-downs related to terminated customers that were part of the transactional errors discussed in Note 2, were restated to expense in 2000 and prior years.

Implementation costs related to the relocation of equipment and personnel from closed facilities were also charged directly to restructuring expense as incurred.  All actions related to the restructuring are complete.

Pre-tax components of the 2001 restructuring charge are as follows:

	Charges		Adjustments	Total
	Directly to	Charges to	to Charges to	2001
	Restructuring	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Accrual	Expense

Severance and employer related costs	$ 831	$ 30,916	$ (7,491)	$ 24,256

Contract exit and termination costs	6,266	21,297	(697)	26,866

Inventory and other asset write-downs	6,540	17,721	(12,442)	11,819

Implementation costs	14,523	-	-	14,523

Total	$ 28,160	$ 69,934	$ (20,630)	$ 77,464

A summary of the 2001 restructuring accrual activity is as follows:

	Charged to	Reversed	Incurred	Balance	Incurred	Reversed	Balance
	Accrual	in 2001	in 2001	2001	in 2002	in 2002	2002

Severance and employer
related costs	$ 30,916	$ (7,491)	$ (20,252)	$ 3,173	$ (1,474)	$ (1,699)	$ -

Contract exit
and termination costs	21,297	(697)	(8,898)	11,702	(9,382)	-	2,320

Inventory and other
asset write-downs	17,721	(12,442)	(5,141)	138	-	(138)	-

Total	$ 69,934	$ (20,630)	$ (34,291)	$ 15,013	$ (10,856)	$ (1,837)	$ 2,320

2000 Restructuring

In the first and fourth quarters of 2000, in order to reduce excess production capacity and decrease cost, the Company announced the closure of four production facilities and the elimination of 364 jobs.  Except for eight associates that were terminated in 2001, all positions were eliminated in 2000. In connection with this program, the Company recorded a provision of $17,641, of which $3,577 was recorded in cost of sales.  At December 31, 2000, this program had $4,485 remaining in the liability balance.  In 2001, the Company reversed $1,817 of exit and termination costs primarily related to equipment removal costs that were lower than estimated.

At December 30, 2001, this program was substantially completed and the remaining liability was for a non-cancelable lease obligation through 2003.

A summary of the 2000 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2000	2000	in 2001	in 2001	2001	in 2002	2002

Severance and employer
related costs	$ 8,872	$ (8,149)	$ 723	$ (723)	$ -	$ -	$ -	$ -

Exit and termination costs	5,192	(2,260)	2,932	(821)	(1,817)	294	(177)	117

Inventory write-downs	3,577	(2,747)	830	(830)	-	-	-	-

Total	$ 17,641	$ (13,156)	$ 4,485	$ (2,374)	$ (1,817)	$ 294	$ (177)	$ 117

2001 Impairment

In conjunction with the Plan, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair market value if the asset was to be sold. The amount of non-cash write-offs related to impaired assets was $41,512.  This impairment was comprised of machinery and equipment write-offs totaling $32,495 and building impairments of $9,017.  At December 29, 2002 and December 30, 2001, assets held for sale included buildings with net book values of $2,263 and $7,062, respectively.  These amounts by segment are as follows: $1,300 as of December 29, 2002 and $6,099 as of December 30, 2001 relate to the Company’s Document Management segment and $963 relates to the Label Solutions segment at December 29, 2002 and December 30, 2001.

2000 Impairment

In the first and fourth quarters of 2000, the Company recorded asset impairment charges of $3,995 and $2,997, respectively, primarily related to the closing of three business forms production facilities that related to the Company’s Document Management segment.  These charges include the write-down of buildings and production equipment of $2,041 and $4,951, respectively.  As of December 29, 2002, the Company had disposed of the buildings and equipment included in these charges.  Also, in the fourth quarter of 2000, the Company completed a balance sheet review that determined that the carrying values of certain assets were not recoverable. As a result of this review, the Company recorded asset impairment charges totaling $73,746. These charges include a $48,129 write-off of goodwill, a $6,280 write-off of unamortized software costs, a $17,242 write-down of machinery and equipment, and a $2,095 write-down of an investment.

The write-off of goodwill was based on the market value method of assessing enterprise level goodwill for impairment. The impairment of goodwill results from the continued decline during 1999 and 2000 of the market price of the Company’s stock. The software cost write-off relates to license fees and other costs incurred for projects that were subsequently abandoned. The machinery and equipment write-downs relate to idle manufacturing assets that had no future value and were subsequently disposed.

The Company reviews investments for impairment based on criteria that includes the extent to which cost exceeds market value, the financial condition and near-term prospects for the issuer.  The $2,095 investment write-down related to an other-than-temporary decline in the value of an investment in a non-publicly traded company that was accounted for under the cost method in which the Company had a 10% interest.  The investee was being actively marketed and was in negotiations with a third party.  The offer was expected to be in the range of three times revenue, or $36,000.  Based on the Company’s ownership position, the fair value of the Company’s investment would be $3,600, resulting in an unrealized loss of $2,095.  Based on events relating to the potential sale of the investee, the Company determined that the decline in fair value was other-than-temporary.

In addition to the impairment, goodwill amortization for 2000 was $4,011.

NOTE 5 – RESTRICTED CASH AND MARKETABLE SECURITIES

Restricted cash primarily includes deposits with major financial institutions in the amount of $1,715 that are not freely available due to various contractual agreements.  These amounts are held on deposit with financial institutions bearing interest at Canadian prime which was 2.25% at December 29, 2002.

In June 2002 the Company purchased 500,000 shares of common stock in Printcafe Software Inc. (Printcafe), a publicly traded provider of enterprise software for $5,000.  The Company did not have intentions of selling the shares in the near term and therefore classified the investment as available-for-sale securities.  The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income (loss) in shareholders’ equity.  The price of the stock was $1.24 at December 29, 2002, resulting in a $620 asset on the Company’s Consolidated Balance Sheet.

The Company reviews marketable securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of the market decline and the financial condition and near-term prospects for the issuer.  Based on this review, the Company determined that the decline in fair value was other-than-temporary due to events subsequent to December 29, 2002.

On January 23, 2003, an unsolicited offer was made for all of the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee to evaluate all potential offers to purchase Printcafe.  The Company believes that this sequence of events will likely lead to a sale of Printcafe. Therefore, the Company believes that an other-than-temporary decline has occurred and has recognized a portion of the unrealized loss based on the offer price.  The resulting $3,700 unrealized loss on investment is included in Investment Income (Expense) and Other in the Consolidated Statements of Income. An additional unrealized loss of $680 is recorded as a component of other comprehensive income (loss).

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable consist of the following:

	December 29,	December 30,
	2002	2001
Current:
Trade receivables	$ 153,419	$ 188,158
Less allowance for uncollectible receivables	(5,381)	(9,090)
Net trade receivables	148,038	179,068

Notes receivable	1,453	612
Less allowance for uncollectible receivables	(931)	(60)
Net notes receivable	522	552

Other receivables	7,370	2,874
Total current receivables	$ 155,930	$ 182,494

Long-term:
Notes receivable	$ 2,925	$ 3,160
Less allowance for uncollectible receivables	(1,515)	(1,704)
Total long-term notes receivable	$ 1,410	$ 1,456

NOTE 7 – INVENTORIES

Inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $35,913 higher at December 29, 2002 and $38,348 higher at December 30, 2001.

Inventories consist of the following:

	December 29,	December 30,
	2002	2001
Finished products	$ 44,634	$ 57,899
Jobs in process	11,059	9,215
Materials and supplies	4,486	6,928

Total	$ 60,179	$ 74,042

During fiscal years 2002 and 2001, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of sales by approximately $2,894 and $2,873 and increased net income and decreased net loss by approximately $1,729 and $1,716 or $0.06 and $0.06 per share for fiscal years 2002 and 2001, respectively.

The Company subcontracts finished goods inventories for certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a FIFO basis.  The Company warehouses and distributes these inventories for its customers.  Amounts related to such subcontracted finished goods inventories are excluded from the Company’s LIFO calculation.  At December 29, 2002 and December 30, 2001, the amounts excluded for subcontracted finished goods inventories were $19,463 and $23,334, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill acquired during the year is allocated by reportable business segments as follows:

	Document	Fulfillment	Label	SMART-
	Management	Services	Solutions	works, LLC	InSystems	Total
Goodwill at December 30, 2001	$ -	$ -	$ -	$ -	$ -	$ -

Acquired goodwill	6,548	-	-	-	47,065	53,613

Goodwill at December 29, 2002	$ 6,548	$ -	$ -	$ -	$ 47,065	$ 53,613

Identifiable intangible assets consist of the following:

	December 29, 2002		December 30, 2001
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives

Service relationships	$ 16,048	$ (669)	$ -	$ -
Patents	$ 2,707	$ (2,405)	$ 2,732	$ (2,372)
Professional services backlog	1,036	(518)	-	-
	19,791	(3,592)	2,732	(2,372)

Intangible Assets with Indefinite Lives

Trademark	1,000	-	-	-
	1,000	-	-	-

Total	$ 20,791	$ (3,592)	$ 2,732	$ (2,372)

Amortization expense for intangible assets was $1,233 and $46 for 2002 and 2001.  Estimated amortization expense for the next five years is as follows: 2003-$1,901; 2004-$1,384; 2005-$1,384; 2006-$1,384; and 2007-$1,384.  Such estimates do not reflect the impact of future foreign exchange rate changes.

The amounts in the following table are net of taxes and assume that the non-amortization provisions of SFAS No. 142 were adopted as of the beginning of fiscal 2000. Net income for 2000 includes a goodwill impairment loss of $48,129 that was recognized by the Company in the fourth quarter of 2000 and the table below does not consider what impairment charges may have been recorded had the Company adopted this pronouncement at the beginning of fiscal 2000. The adoption of this pronouncement is discussed further in Note 1 to the Company's Consolidated Financial Statements.

		(As restated)
	2002	2001	2000

Net income (loss), as reported	$ 32,581	$ (43,321)	$ (34,796)
Add back goodwill amortization	-	-	2,396

Proforma net income (loss)	$ 32,581	$ (43,321)	$ (32,400)

Basic earnings per share
Net income (loss), as reported	$ 1.16	$ (1.57)	$ (1.27)
Add back goodwill amortization	-	-	0.09

Proforma net income (loss)	$ 1.16	$ (1.57)	$ (1.18)

Diluted earnings per share
Net income (loss), as reported	$ 1.14	$ (1.57)	$ (1.27)
Add back goodwill amortization	-	-	0.09

Proforma net income (loss)	$ 1.14	$ (1.57)	$ (1.18)

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 29,	December 30,
	2002	2001

Non-income taxes	$ 6,351	$ 5,613
Customer rebates	5,260	5,221
Payroll related taxes	4,280	2,582
Interest	2,417	2,422
Other current liabilities	13,495	15,121
Total	$ 31,803	$ 30,959

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	December 29,	December 30,
	2002	2001

Revolving credit facility	$ 200,000	$ 200,000
Industrial development revenue bonds	2,300	2,930
Capital lease obligations	282	-
Total	202,582	202,930
Less current portion	2,572	630

Long-term portion	$ 200,010	$ 202,300

The Company has a $250,000 unsecured revolving credit facility agreement with ten banks. The agreement provides a four-year commitment of up to $170,000, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80,000.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio. At December 29, 2002 and December 30, 2001, the Company had borrowings outstanding under this agreement of $200,000.  On January 27, 2003, the Company made a payment of $25,000 on the revolving credit facility.

The Company entered into a $200,000 five-year interest rate swap that fixed the Company’s borrowing rate at 5.84% plus the spread and bank fees through January 2003 (see Note 18.)  The all-in fully drawn annual fixed cost of the $200,000 of borrowings under the credit facility agreement was 6.65% for fiscal 2002 and 2001.

Long-term debt also includes industrial development revenue bonds issued by Rutherford County, Tennessee that mature in 2003. Interest is payable semi-annually at 6.125%.

Future minimum payments under capital leases are $272 in 2003 and $10 in 2004.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2002	(As Restated) 2001	(As Restated) 2000
Current:
Federal	$ (908)	$ (20,115)	$ (1,313)
State and local	566	(181)	(335)
Foreign	440	-	-
	98	(20,296)	(1,648)

Deferred	22,430	(10,635)	(19,655)

Total	$ 22,528	$ (30,931)	$ (21,303)

The significant components of the deferred tax expense (benefit) are as follows:

	2002	(As Restated) 2001	(As Restated) 2000

Depreciation	$ 6,070	$ (11,085)	$ 3,929
Goodwill and intangible assets	1,453	1,615	(19,379)
Restructuring	5,182	(2,692)	(3,471)
Pension	8,610	5,570	3,087
Inventories	311	752	44
State and local income tax benefit	(58)	(2,165)	-
Federal tax credit	-	(1,555)	-
Compensation and benefits	1,026	399	(2,544)
Accounts and notes receivable	1,209	(1,858)	(1,112)
Retiree healthcare benefits	600	779	550
Litigation	321	484	(805)
Canadian experimental development expenditures	(740)	-	-
Subsidiary's state income tax benefit	(726)	-	-
Other	(828)	(879)	46

Total	$ 22,430	$ (10,635)	$ (19,655)

The components of the current net deferred tax asset and long-term net deferred tax asset (liability) are as follows:

	December 29,	(As Restated) December 30,
	2002	2001
Deferred tax asset:
Allowance for doubtful accounts	$ 2,176	$ 3,660
Inventories	1,964	2,275
State and local income tax benefit	2,223	2,165
Subsidiary's state income tax benefit	726	-
Federal tax credit	1,555	1,555
Compensation and benefits	10,253	11,279
Restructuring	981	6,163
Litigation	-	321
Other	1,414	891

Total current asset	21,292	28,309

Deferred tax asset (liability):
Depreciation	(25,149)	(19,079)
Notes receivable	985	710
Goodwill and intangible assets	16,311	17,764
Pension	25,037	(44,327)
Retiree health care benefits	19,880	20,480
Interest rate swap	815	3,420
Canadian experimental development expenditures	1,968	-
Net operating loss and capital loss carryforwards	2,222	-
Other	1,018	57

Total long-term tax asset (liability)	43,087	(20,975)
Less valuation allowance	(2,222)	-

Net long-term asset (liability)	40,865	(20,975)

Net deferred tax asset	$ 62,157	$ 7,334

The Company has $1,899 of Canadian net operating loss carryforwards and $3,700 of U.S. unrealized capital loss carryforwards.  A valuation allowance has been provided on the tax benefit associated with these carryforwards as it is more likely than not that the carryforwards will not be utilized before the expiration periods.

At December 29, 2002, the Canadian net operating loss carryforwards available to offset future taxable income in Canada expire as follows: $1,291 in 2006 and $608 in 2007.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2002	2001	2000
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes	5.3	(5.3)	(5.3)
Capital loss	2.7	-	1.8
Utilization of capital loss carryover	-	(1.5)	-
Federal tax credits	(1.9)	-	-
State net operating loss benefit	(1.3)	-	-
Other	1.1	0.1	0.5

Effective tax rate	40.9%	(41.7)%	(38.0)%

NOTE 12 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of Class A stock. Each of the 23,420,272 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

The Company repurchased Common stock shares for treasury as follows: 2001– 49,068 shares at average cost of $15.50; and 2000– 24 shares at average cost of $25.95.

NOTE 13 – COMMON STOCK HELD IN GRANTOR TRUST

The Company maintains a grantor trust (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants. The benefits payable from the Trust are included in the “Deferred compensation” liability shown on the Company’s Consolidated Balance Sheet. Although the Trust is funded with cash, life insurance policies, and shares of the Company’s common stock that are allocated to the deferred compensation plan participants, obligations under the deferred compensation plan are intended to be settled only in cash. Therefore, the shares of the Company’s common stock held by the Trust are not considered to be potentially dilutive. Company shares held by the Trust were 123,121 and 118,539 at December 29, 2002 and December 30, 2001, respectively.

Company shares funding the Trust are recorded within shareholders’ equity as “Common stock held in grantor trust” at their fair market value as of the transfer date. “Capital in excess of par value” is increased for any differences between the cost or par value of the shares transferred and their recorded fair value. Increases or decreases in the deferred compensation liability, that result from changes in the value of the Company’s common stock held by the Trust, are recognized in current income.

NOTE 14 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2002	2001	2000

Weighted average shares outstanding - basic	27,978	27,602	27,401

Dilutive effect of stock options	478	-	-

Weighted average shares outstanding - diluted	28,456	27,602	27,401

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method. Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period. Outstanding options to purchase 1,195 shares during fiscal year 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive. Due to the net loss incurred in fiscal years 2001 and 2000, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 15 – STOCK OPTIONS, RESTRICTED STOCK AND INCENTIVE COMPENSATION

The Company has two plans under which stock options for the purchase of common shares may be granted to officers and key employees.  The 1995 Incentive Stock Option Plan (1995 Plan) provides for the granting of options for the purchase of a maximum of 3,000,000 shares.  Under the terms of the 1995 Plan, options may be either incentive or non-qualified.  Stock options granted under the 1995 Plan have a term of ten years and the exercise price per share may not be less than the fair market value on the grant date. The options are exercisable over periods determined when granted.

The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of options for the purchase of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or non-qualified stock options, restricted stock grants, and stock appreciation rights.  Stock options granted under the 2002 Plan have a term of ten years and the exercise price per share may not be less than the fair market value on the grant date.  An incentive stock option granted to a person who, on the grant date, owns 10% or more of the shares of voting stock of the Company or its subsidiaries must have an exercise price of not less than 110% of the fair market value on the grant date.  The options are exercisable over periods determined when granted.

A committee of the Board of Directors (Committee) administers both plans.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock incentives under the 2002 Plan.

Under the 2002 Plan, shares subject to a stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, including specified performance objectives.

The 2002 Plan also authorizes the issuance of Phantom Stock Appreciation Rights (PSARs).  As of December 29, 2002, no rights have been granted under this plan.  These rights are subject to various conditions and restrictions.  The vesting period is determined on the grant date.  Compensation expense will be reflected over the vesting period based upon any increases in the PSAR value from the grant date.  Such rights, when granted, confer upon the recipient the right to receive, upon exercise, cash proceeds equal to the excess of the fair market value of Company Common Stock over the exercise price.  The exercise price must be at least equal to the fair market value of the common stock on the grant date.

In July 2002 InSystems Corporation adopted the “InSystems Technologies, Inc. 2002 Long-Term Incentive Plan” for its key employees.  The Plan provides for the award of long-term incentives through the use of PSARs.  As of December 29, 2002, 4,216,664 rights have been granted under this plan.  These rights are subject to various conditions and restrictions and the awards fully vest to the participant after three years.  Compensation expense will be reflected over the vesting periods based upon any increases in the PSAR value from the grant date.  No compensation expense has been reflected for 2002 since there has been no increase in value since the grant dates.  The value of the PSARs is determined using a pre-determined formula that is based upon a multiple of revenue and earnings before interest, taxes, depreciation, and amortization.  Such rights, when granted, confer upon the recipient the right to receive, upon exercise, cash proceeds equal to the excess of the PSAR value upon exercise over the PSAR value on the grant date.  The maximum number of PSARs that may be granted under this plan is 18,000,000.

The weighted average fair values of stock options granted in fiscal years 2002, 2001 and 2000 were estimated at $6.40, $3.88, and $3.05, per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000

Risk-free interest rate	4.2%	4.2%	5.8%
Dividend yield	3.5%	4.6%	4.6%
Expected life	5 years	5 years	5 years
Expected volatility	32.9%	30.3%	30.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Information regarding the Company’s stock option plans for fiscal years 2002, 2001, and 2000 is as follows:

	2002		2001		2000
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,242,236	$ 21.722	2,137,092	$ 23.070	1,564,890	$ 30.424
Granted	562,950	25.641	436,000	18.950	912,870	13.157
Exercised	(327,238)	16.979	(8,000)	15.438	-	-
Canceled	(98,625)	23.635	(322,856)	26.571	(340,668)	29.862

Outstanding at
end of year	2,379,323	$ 23.226	2,242,236	$ 21.722	2,137,092	$ 23.070

Following is a summary of the status of stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	of	Remaining	Exercise	of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$12.00 - $12.63	566,240	8 years	$ 12.61	241,348	$ 12.61
$15.00 - $18.55	138,837	8 years	15.98	54,213	15.63
$19.47	323,750	9 years	19.47	93,000	19.47
$20.13 - $22.55	117,500	3 years	20.19	114,500	20.13
$22.87	285,500	9 years	22.87	136,625	22.87
$23.48 - $31.50	354,596	8 years	29.70	128,930	30.20
$31.75 - $32.81	113,000	5 years	32.42	95,000	32.38
$34.13	375,300	5 years	34.13	303,600	34.13
$35.31	104,600	5 years	35.31	104,600	35.31

	2,379,323			1,271,816

Certain employees of the Company participate in a restricted stock program.  In fiscal years 2002, 2001, and 2000, the Company awarded 173,369, 38,000, and 168,839 shares of restricted common stock with market values of $4,811, $477, and $2,079, respectively.  In fiscal years 2002 and 2001 there were forfeitures of 14,300 and 3,000 restricted shares with market values of $293 and $37, respectively. These amounts are recorded as unearned compensation-restricted stock and are shown as a net reduction of shareholders’ equity. Unearned compensation is being amortized to expense over vesting periods of three, four and five years, and amortization for fiscal years 2002, 2001 and 2000 amounted to $1,785, $685, and $98, respectively.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares. However, the sale or transfer of these shares is restricted during the vesting period.

NOTE 16 – PENSION PLANS

The Company has a qualified defined benefit plan covering substantially all of its U.S. employees. The benefits are based on years of service and the employee’s compensation at the time of retirement, or years of service and a benefit multiplier. The Company funds its pension plans based on allowable federal income tax deductions. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.  Pension plan assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed income securities.

The Company also has a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers (SERP.)  The SERP contains provisions for funding the participant’s retirement benefit when the participant meets the minimum age and years of service requirement.  The SERP is included with the Company’s defined benefit plans for the year ended December 29, 2002.  For fiscal years 2001 and 2000, pension expense for the SERP was $601 and $528, respectively.

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans:

Change in Benefit Obligation	2002	2001

Benefit obligation at beginning of year	$ 407,438	$ 411,220

Adjustment for SERP obligation	5,334	-
Service cost	12,042	11,873
Interest cost	28,090	27,707
Actuarial loss	16,631	32,839
Benefits paid	(46,595)	(76,201)

Benefit obligation at end of year	$ 422,940	$ 407,438

Change in Plan Assets	2002	2001

Fair value of plan assets at beginning of year	$ 384,784	$ 494,185

Actual return on plan assets	(45,501)	(40,923)
Employer contributions	20,970	7,723
Benefits paid	(46,595)	(76,201)

Fair value of plan assets at end of year	$ 313,658	$ 384,784

Funded status	$ (109,282)	$ (22,654)
Unrecognized net actuarial loss	235,552	130,518
Unrecognized prior service cost	6,495	2,224
Minimum pension liability	(201,568)	(2,411)

(Accrued) prepaid pension expense shown in balance sheet	$ (68,803)	$ 107,677

Minimum pension liability:
Intangible asset	$ 6,022	$ 514
Deferred income tax benefit	78,737	764
Accumulated other comprehensive losses	116,809	1,133

Total	$ 201,568	$ 2,411

The Company’s two nonqualified plans have no plan assets. The total unfunded projected benefit obligations of these two plans were $19,874, $15,122, and $21,477 at the respective 2002, 2001, and 2000 year-ends. The related accumulated benefit obligations were $16,898; $12,197; and $17,808 at the same respective year-ends.

Net periodic benefit income includes the following components:

	2002	2001	2000

Service cost of benefits earned	$ 12,042	$ 11,873	$ 12,203
Interest cost on projected benefit obligation	28,089	27,707	29,469
Expected return on plan assets	(43,418)	(48,395)	(52,773)
Amortization of prior service costs	1,063	1,861	2,348
Curtailment loss	-	853	568
Amortization of net loss from prior periods	517	321	232
Cost of early retirement window	-	-	4,064

Total	$ (1,707)	$ (5,780)	$ (3,889)

The assumptions used to develop the projected benefit obligation and net periodic benefit cost are as follows:

	2002	2001	2000
Discount rate for obligations	6.75%	7.00%	7.50%
Future compensation increase rate	4.00%	5.00%	5.00%
Expected long-term rate of return
on plan assets	9.50%	10.00%	10.50%

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due. The Company’s pension plan assets have historically been invested predominantly in equity investments, which have historically realized annual returns at or above the expected long-term rate of return. Recently, the Company has included a higher percentage of fixed income securities in the pension plan asset portfolio and the Company has adjusted the investment return rate accordingly.  The expected long-term rate of return on plan assets that will be used to determine fiscal 2003 net periodic benefit cost is 9.0% based on further changes to the mix of equities and fixed income securities and adjustments to the long-term indices used by the Company to evaluate the rate of return.

The increase in unrecognized net actuarial loss for 2002 compared with 2001 is due primarily to the actual return on plan assets for 2002 being less than the expected return and changing the discount rate for the determination of the accumulated benefit obligations for 2002 from 7.0% to 6.75%.

The recent decline in U.S. equity markets has resulted in negative returns on the Company’s pension funds, which has significantly reduced the value of the Company’s qualified pension plan assets.  As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability in the Consolidated Balance Sheet.  The effect of this adjustment was to increase the pension liability for the qualified plan by $192,233. This adjustment, net of deferred taxes, was a direct non-cash charge to shareholders’ equity of $114,831.

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan. Expenses recorded for employer matching contributions under this plan totaled $2,586, $2,542, and $2,913 for 2002, 2001, and 2000, respectively.

NOTE 17 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees. The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan:

Change in Benefit Obligation	2002	2001
Benefit obligation at beginning of year	$ 55,002	$ 41,571

Service cost	-	-
Interest cost	3,170	3,000
Amendments	(10,661)	-
Actuarial loss	13,916	14,452
Net retiree benefits paid	(4,333)	(4,021)

Benefit obligation at end of year	$ 57,094	$ 55,002

Plan assets	-	-

Funded status	$ 57,094	$ 55,002
Unrecognized net actuarial loss	(25,900)	(12,375)
Unrecognized prior service cost	18,180	8,235

Accrued postretirement obligation shown in balance sheet	$ 49,374	$ 50,862

Postretirement benefit cost includes the following components:

	2002	2001	2000
Service cost	$ -	$ -	$ -
Interest cost	3,170	3,000	3,588
Amortization of prior service cost	(716)	(716)	-
Amortization of net loss (gain) from prior periods	391	(199)	(411)

Total	$ 2,845	$ 2,085	$ 3,177

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, amounted to $4,333, $4,021 and $4,449 in 2002, 2001 and 2000, respectively. Increases in the amount of healthcare premiums charged to retirees resulted in a $10,661 reduction in the benefit obligation at December 29, 2002.

The fluctuation in unrecognized net actuarial loss in 2002 compared with unrecognized net actuarial loss in 2001 is due primarily to changing the discount rate for the determination of the accumulated postretirement benefit obligation from 7.0% to 6.75%.

The accumulated benefit obligation was determined using the unit credit method and assumed discount rates of 6.75% for 2002, 7.0% for 2001 and 7.5% for 2000. The assumed current healthcare cost trend rate is 10.0% in 2002, 8.5% in 2001 and 8.0% in 2000, and gradually decreases to 5.0% in the year 2009.

A one percent increase in the assumed healthcare cost trend rate would result in a $331 increase in the interest component of expense for 2002 and a $6,241 increase in the postretirement benefit obligation at December 29, 2002. Similarly, a one percent decrease would result in a $296 decrease in the interest component of 2002 expense and a $5,570 decrease in the postretirement benefit obligation at December 29, 2002.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, as amended, on January 1, 2001, resulting in a cumulative effect of approximately $1,002 after-tax ($1,677 pre-tax) being credited to other comprehensive income.  The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value.  Changes in the fair value are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

The Company has an interest rate swap contract under which the Company agrees to pay a fixed rate of interest (average rate of 5.84% in 2002 and 2001) and to receive in return an amount equal to a specified variable-rate amount (year-end three-month LIBOR rate of 1.40% at December 29, 2002 and 1.88% at December 30, 2001) on $200,000 notional principal amount of indebtedness. The interest rate swap contract is considered to be a hedge against the change in the amount of future cash flows associated with the Company’s interest payments of the Company’s variable-rate debt obligations. Accordingly, this interest rate swap contract is reflected at fair value in the Company’s Consolidated Balance Sheet and the related gains or losses on this contract are deferred in shareholders’ equity as a component of comprehensive income. These deferred gains or losses are amortized as an adjustment to interest expense over the same period in which the related interest payments that are being hedged are recognized in income. The net effect is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. This agreement terminates on January 27, 2003.

At December 29, 2002 and December 30, 2001, the liability recorded for the fair value of the interest rate swap was $2,025 ($1,210 net of tax) and $8,493 ($5,073 net of tax), respectively.

This amount is reflected in other comprehensive income, as the Company has designated the contract as a cash flow hedge.

The Company also uses foreign currency forward contracts to hedge certain payments denominated in Canadian dollars.  These foreign currency contracts require the Company, at a future date, to buy Canadian dollars in exchange for U.S. dollars.  These contracts, designated as cash flow hedges, have maturities of six months or less at December 29, 2002.  The foreign currency contracts are reflected at fair value in the Company’s Consolidated Balance Sheet and the related gain is deferred in shareholders’ equity as a component of comprehensive income. At December 29, 2002, the asset recorded for the fair value of the contracts was $75.  In the event that the counterpart fails to perform under the contract, the Company bears the credit risk that payments due the Company, if applicable, may not be collected.

NOTE 19 – SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. As a result of the InSystems acquisition, the Company now has five strategic business units with distinct profiles and missions primarily organized along product lines: Document Management, Fulfillment Services, Label Solutions, SMARTworks, LLC (SMARTworks), and InSystems.

Document Management provides a wide array of printed documents and selected services that facilitate the recording, storage, and communication of business information. Document Management consists principally of business forms, PC-based printing systems, secure documents, form/label combinations, digital print networks, print-on-demand and document related equipment.  Document Management consists of six business units that have been aggregated for segment reporting purposes.  Fulfillment Services is focused on outsourcing services. Document outsourcing is the delegation to a supplier of the creation, production, processing, printing, mailing or electronic transmission, or fulfillment of any type of printed or electronic documents. Fulfillment Services includes monthly billing statements, customized information kits, and retail card production; warehousing and kitting operations; and print and mail type operations.  Label Solutions provides products and services relating to flexographic, screen and offset printed labels, bar code/automatic ID systems, pressure-sensitive labels, compliance labels and variable image products. Label Solutions produces distribution labels, screen-printed labels and other pressure-sensitive labels. SMARTworks operates as an Application Service Provider (ASP) of its own web application. Operating as an ASP, SMARTworks offers an end-to-end solution for procuring, managing and significantly reducing the overall cost of paper and electronic documents across all broad print categories.  InSystems is a provider of e-business solutions that enable companies to improve processes and organize, manage, and distribute information in both paper and digital infrastructures.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The segments are managed and reported internally primarily by the type of products they produce and the markets they serve.  The Company evaluates segment performance based on operating income.  No single customer provided more than 10% of the Company’s revenue in 2002.

Prior to the reorganization that commenced during 2001, the Company did not classify assets by segments.  As a result, it is not practicable to discern asset related information and depreciation expense for 2000 for the designated segments.  Accordingly, 2000 realigned asset related information and depreciation expense amounts have not been presented.  The SMARTworks subsidiary began operations during the third quarter of 2000.  InSystems was acquired in July 2002.

Information about the Company’s operations by segment is as follows:

		Document		Label
		Management	Fulfillment	Solutions	SMARTworks	InSystems	Total
Revenue from external customers	2002	$ 780,248	$ 115,716	$ 119,830	$ 203	$ 12,086	$ 1,028,083
	2001	928,045	120,811	138,704	37	-	1,187,597
	2000	1,062,182	117,744	173,833	-	-	1,353,759
Intersegment revenues	2002	$ -	$ -	$ -	$ 7,706	$ -	$ 7,706
	2001	-	-	-	7,805	-	7,805
	2000	-	-	-	3,352	-	3,352
Operating income (loss)	2002	$ 78,903	$ (7,712)	$ 6,512	$ (11,646)	$ (1,890)	$ 64,167
	2001	57,439	533	7,413	(10,961)	-	54,424
	2000	71,065	1,354	6,494	(4,264)	-	74,649
Total assets	2002	$ 327,015	$ 46,309	$ 42,992	$ 5,734	$ 101,070	$ 523,120
	2001	373,794	46,096	51,317	6,367	-	477,574
Fixed asset additions	2002	$ 3,845	$ 7,289	$ 1,597	$ 1,312	$ 103	$ 14,146
	2001	14,842	2,917	1,163	3,038	-	21,960
Depreciation	2002	$ 22,758	$ 4,037	$ 2,735	$ 1,572	$ 512	$ 31,614
	2001	27,009	4,284	3,166	1,098	-	35,557

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

		As restated
	2002	2001	2000
Revenues from external customers	$ 1,028,083	$ 1,187,597	$ 1,353,759
Corporate and unallocated	-	-	8,838
Total consolidated revenues	$ 1,028,083	$ 1,187,597	$ 1,362,597

Operating Income (Loss)	$ 64,167	$ 54,424	$ 74,649
Other deductions	599	2,140	(14,821)
LIFO adjustment	2,435	(4,006)	(3,597)
Goodwill amortization	-	-	(4,010)
Asset impairment	-	(41,512)	(80,738)
Restructuring	1,837	(75,714)	(17,641)
Total other expense	(13,929)	(9,584)	(9,941)
Income (loss) before income taxes (benefit)	$ 55,109	$ (74,252)	$ (56,099)

Total Assets	$ 523,120	$ 477,574
Corporate and unallocated	231,744	360,209
Total consolidated assets	$ 754,864	$ 837,783

Capital expenditures	$ 14,146	$ 21,960
Corporate and unallocated	14,074	3,687
Total consolidated capital expenditures	$ 28,220	$ 25,647

Depreciation	$ 31,614	$ 35,557
Corporate and unallocated	12,264	9,862
Total consolidated depreciation	$ 43,878	$ 45,419

The Company’s operations are conducted primarily in the United States and Canada.  Revenue by geographic area is based on the location where the revenue is generated.  Information about the Company’s operations by geographic area for 2002, 2001, and 2000 is as follows:

		(As restated)
	2002	2001	2000
Revenues from external customers
United States	$ 1,025,065	$ 1,187,597	$ 1,362,597
Foreign	3,018	-	-
Total	$ 1,028,083	$ 1,187,597	$ 1,362,597

Long-lived assets
United States	$ 272,441	$ 347,547
Foreign	90,366	-
Total	$ 362,807	$ 347,547

NOTE 20 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents, short-term investments, and trade receivables.  Cash and equivalents and short-term investments are placed with high-credit quality financial institutions.  The Company’s credit risk with respect to trade receivables is, in management’s opinion, limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 29, 2002		December 30, 2001
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets
Cash and equivalents	$ 122,579	$ 122,579	$ 163,502	$ 163,502
Trading securities	255	255	290	290
Foreign currency forward contracts	75	75	-	-

Liabilities
Long-term debt, including current portion	$ 202,582	$ 202,582	$ 202,949	$ 202,930
Interest rate swap	2,025	2,025	8,493	8,493

The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments. The fair value of trading securities is based on quoted market prices. The fair values of the interest rate swap and long-term debt are estimated using discounted cash flow analyses based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements and are supplemented with quotes from counterparties. The interest rate swap represents amounts that the Company would pay to terminate/replace this contract. The Company has no present plans to terminate/replace significant portions of this contract.  The fair value of foreign currency forward contracts represents the amount the Company would receive if the existing contracts were settled at year-end and is based on market quotes.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $144 at December 29, 2002. Also, the Company has purchase commitments for equipment for resale of $504 at December 29, 2002. The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $22,941 in 2002, $31,281 in 2001, and $45,357 in 2000.

Rental commitments under existing leases at December 29, 2002, are as follows:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2003	$ 12,619	$ 8,423	$ 204	$ 4,455	$ 25,701
2004	9,726	4,816	204	3,173	17,919
2005	7,118	3,248	82	1,898	12,346
2006	5,774	2,076	82	535	8,467
2007	4,166	1,010	82	62	5,320
Later years	4,142	15	82	1	4,240

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
(Dollars in thousands, except per	March 31,	June 30,	September 29,	December 29,
share amounts)	2002	2002	2002 (a)	2002 (a)

Revenue	$ 263,779	$ 253,785	$ 252,698	$ 257,821

Gross margin	105,586	100,969	98,721	101,379

Net income	10,917	10,942	6,250	4,472

Basic earnings per share	0.39	0.39	0.22	0.16

Diluted earnings per share	0.39	0.38	0.22	0.16

	Quarters Ended (as restated)
(Dollars in thousands, except per	April 1,	July 1,	September 30,	December 30,
share amounts)	2001(b)	2001(b)	2001(b)	2001(b)

Revenue	$ 317,596	$ 306,133	$ 278,174	$ 285,694

Gross margin	100,684	104,743	89,716	110,860

Net income (loss)	(57,760)	4,591	(1,429)	11,277

Basic and diluted earnings (loss) per share	(2.09)	0.17	(0.05)	0.41

(a) Quarterly amounts have been revised from previously announced financial results included in the Company’s earnings release dated February 7, 2003 as discussed in Note 2.

(b) Quarterly amounts have been restated from previously reported amounts to reflect certain adjustments as discussed in Note 2.

Pre-tax adjustments included in the quarterly information above are as follows:

Results for fourth quarter 2002 include an investment write-off of $3,700 and the reversal of restructuring charges of $1,837.

Results for 2001 include restructuring charges of $62,864, $2,331, $5,241, and $5,278 in the first, second, third, and fourth quarters, respectively.  These restructuring charges are net of reversals of $8,300, $4,658 and $9,489 in the first, third and fourth quarters, respectively.  2001 results also include asset impairments of  $41,512 in the first quarter.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2003.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I, pages 11 through 13, of this report.

Audit Committee Financial Experts

The Board of Directors has determined the members of its Audit Committee meet the independence and financial literacy requirements of the New York Stock Exchange.   In addition, the Board has determined that one member in particular satisfies the "financial expert" qualifications contained in regulations issued pursuant to the Sarbanes-Oxley Act of 2002.  Specifically, the Board has concluded that Audit Committee member Sherrill W. Hudson qualifies as a financial expert given his 37-year career as a certified public accountant and auditor.  Mr. Hudson's experience with respect to audits of financial statements of publicly held companies, internal controls, application GAAP and audit committee functions, and his independence as a board member meets the criteria for "financial expert" established by the Board in conformity with the proposed regulations.

Code of Ethics

The Audit Committee recommended, and the Board adopted, the Company's revised Code of Ethics and re-emphasized that directors, and all Company employees, including principal executive officers and senior financial officers, are subject to the letter and spirit of the Code.  There have been no waivers of our Code of Ethics.  The Code of Ethics covers such topics as conflicts of interest, confidentiality, compliance with legal requirements, and other business ethics subjects.  It has been distributed to all employees and is made available on the Company's web-site, www.standardregister.com.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2003.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2003.

The following table sets forth aggregate information as of December 29, 2002 regarding the Company's equity compensation plans under which the Company's equity securities have been authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders (1)	2,379,323	$ 23.226	3,288,821

Equity compensation plans not approved by shareholders	-	$ -	-

(1) Includes the Company's 1995 Incentive Stock Option Plan and 2002 Equity Incentive Plan.

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2003.

Item 14 – CONTROLS AND PROCEDURES

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

PART IV

Item 15 -

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

Documents filed as part of this report.

1.

Financial statements and financial statement schedule

Financial Statements:

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Independent Auditors’ Report

Consolidated Balance Sheet – December 29, 2002 and December 30, 2001

Consolidated Statement of Income and Comprehensive Income – Years ended

December 29, 2002, December 30, 2001, and December 31, 2000

Consolidated Statement of Shareholders’ Equity – Years ended December 29, 2002, December 30, 2001, and December 31, 2000

Consolidated Statement of Cash Flows – Years ended December 29, 2002,

December 30, 2001, and December 31, 2000

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

109

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits on pages 106-107 are filed as part of this Form 10-K.

(b)

Reports on Form 8-K

The Company filed no current reports on Form 8-K during the quarter ended December 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2003.

THE STANDARD REGISTER COMPANY

By:  /S/  D. L. Rediker

D. L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 17, 2003:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys which are being filed with this Annual Report on Form 10-K, has signed below on March 17, 2003 as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
S.W. Hudson	J.Q. Sherman, II
D. L. Rediker

/S/  P. H. Granzow

      P. H. Granzow

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis L. Rediker, certify that:

1.

I have reviewed this annual report on Form 10-K of The Standard Register Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

/S/  DENNIS L. REDIKER

Dennis L. Rediker

President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig J. Brown, certify that:

1.

I have reviewed this annual report on Form 10-K of The Standard Register Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my  knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

/S/  CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Standard Register Company (the “Company”) on Form 10-K for the period ending December 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003

/S/  DENNIS L. REDIKER

Dennis L. Rediker

President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Standard Register Company (the “Company”) on Form 10-K for the period ending December 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 17, 2003

/S/  CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer

INDEX TO EXHIBITS

ARTICLES OF INCORPORATION

3.1	Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 333-8687.

3.2	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of The Standard Register Company. Incorporated by reference to Form 10-K for year ended December 31, 1995.

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

4.2	First Amendment Agreement to The Credit Agreement between Standard Register and banking institutions incorporated by reference to Form 10-Q for the quarter ended June 30, 2002.

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.2	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.3	The Standard Register Company Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.4	The Standard Register Company Deferred Compensation Plan, incorporated by reference from Registration Statement No. 333-43055.

10.5	The Standard Register Company Management Incentive Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.6	Stock Purchase Agreement dated November 26, 1997, incorporated by reference from Form 8-K filed January 15, 1998.

10.7	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.8.

Employment Agreement between The Standard Register Company and Dennis L. Rediker, President, Chief Executive Officer and Director, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.9	Asset Purchase Agreement between The Standard Register Company and PlanetPrint.com, Inc., dated July 10, 2002 incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.10	Share Purchase Agreement between The Standard Register Company and InSystems Technologies Inc., dated June 25, 2002 incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

COMPUTATION OF PER SHARE EARNINGS

11.1	Computation of per share earnings is included in Item 8 herein.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant

CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Independent Auditors.
POWER OF ATTORNEY

24.1	Power of Attorney of R. W. Begley, Jr., F. D. Clarke III, S. W. Hudson, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/  Battelle & Battelle, LLP

Dayton, Ohio

March 12, 2003

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 29, 2002

(Dollars in thousands)

Column A	Column B	Column C		Column D		Column E		Column F		Column G

Description	Balance at beginning of period	Acquisitions		Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period

Year Ended December 29, 2002
Allowance for doubtful accounts-	9,090	360	(a)	551		(721)	(b)	3,899		5,381
Accounts Receivable - Trade
Allowance for doubtful accounts-	60	-		-		721	(b)	(150)		931
Notes Receivable Current
Total Allowance for Doubtful Accounts	$ 9,150	$ 360		$ 551		$ -		$ 3,749		$ 6,312
Allowance for doubtful accounts-	1,704	-		-		-		189		1,515
Notes Receivable Long Term
Inventory obsolescence	2,607	-		58		-		452	(c)	2,213
Restructuring liability	15,307	-		(1,837)	(d)	-		11,033		2,437

Year Ended December 30, 2001
Allowance for doubtful accounts-	5,561	-		4,129		-		600		9,090
Accounts Receivable - Trade
Allowance for doubtful accounts-	677	-		(617)		-		-		60
Notes Receivable Current
Total Allowance for Doubtful Accounts	$ 6,238	$ -		$ 3,512		$ -		$ 600		$ 9,150
Allowance for doubtful accounts-	-	-		(454)		(1,250)				(1,704)
Notes Receivable Long-Term
Inventory obsolescence	3,283	-		(21)		-		655	(c)	2,607
Restructuring liability (as restated)	6,136	-		47,487	(d)	-		38,316	(e,f)	15,307

Year Ended December 31, 2000
Allowance for doubtful accounts-	3,477	-		6,813		-		4,729		5,561
Accounts Receivable - Trade
Allowance for doubtful accounts-	-	-		677		-		-		677
Notes Receivable Current
Total Allowance for Doubtful Accounts	$ 3,477	$ -		$ 7,490		$ -		$ 4,729		$ 6,238
Allowance for doubtful accounts-	-	-		-		-		-		-
Notes Receivable Long-Term
Inventory obsolescence	3,449	-		2,475		-		2,641	(c)	3,283
Restructuring liability	3,550	-		17,641	(d)	-		15,055	(e,f)	6,136

(a) Acquisition of InSystems and Planet Print
(b) Transferred to/from Notes Receivable
(c) Obsolete inventory scrapped or written down to realizable value
(d) Recognized in connection with restructuring plan
(e) Payment of exit costs for acquired business
(f) Payment of costs in connection with restructuring plan