Form 10-Q
period 2003-03-30
STANDARD REGISTER CO
filed 2003-05-06
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2003
Common stock, $1.00 par value	23,525,605 shares
Class A stock, $1.00 par value	4,725,000 shares

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 30, 2003

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended March 30, 2003 and March 31, 2002	3

b)	Consolidated Balance Sheet
	as of March 30, 2003 and December 29, 2002	4-5

c)	Consolidated Statement of Cash Flows
	for the 13 Weeks Ended March 30, 2003 and March 31, 2002	6

d)	Notes to Consolidated Financial Statements	7-14

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-30

Item 3. Quantitative and Qualitative Disclosure About Market Risk		31

Item 4. Controls and Procedures		31

Part II – Other Information

Item 1. Legal Proceedings		32

Item 2. Changes in Securities and Use of Proceeds		32

Item 3. Defaults upon Senior Securities		32

Item 4. Submission of Matters to a Vote of Security Holders		32

Item 5. Other Information		32

Item 6. Exhibits and Reports on Form 8-K		32

Signatures		33

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	March 30	March 31
	2003	2002
REVENUE
Products	$ 193,088	$ 214,968
Services	43,055	48,811
Total revenue	236,143	263,779

COST OF SALES
Products	116,647	127,489
Services	30,995	30,704
Total cost of sales	147,642	158,193

GROSS MARGIN	88,501	105,586

OPERATING EXPENSES
Research and development	5,034	4,160
Selling, general and administrative	71,525	69,728
Depreciation and amortization	12,593	10,965

Total operating expenses	89,152	84,853

(LOSS) INCOME FROM OPERATIONS	(651)	20,733

OTHER INCOME (EXPENSE)
Interest expense	(1,663)	(3,347)
Investment income and other	396	758
Total other expense	(1,267)	(2,589)

(LOSS) INCOME BEFORE INCOME TAXES	(1,918)	18,144

INCOME TAX (BENEFIT) EXPENSE	(786)	7,227

NET (LOSS) INCOME	$ (1,132)	$ 10,917

(LOSS) EARNINGS PER SHARE
Basic	$ (0.04)	$ 0.39
Diluted	$ (0.04)	$ 0.39

Dividends Paid Per Share	$ 0.23	$ 0.23

NET (LOSS) INCOME	$ (1,132)	$ 10,917
Deferred cost on interest rate swap, net of $815 and $823
deferred income tax expense	1,210	1,234
Unrealized gain on available-for-sale securities	660	-
Deferred cost on forward contract net of $146 deferred
tax expense	216	-
Foreign currency translation adjustment	500	-

COMPREHENSIVE INCOME	$ 1,454	$ 12,151

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	March30	December 29
A S S E T S	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 102,572	$ 122,579
Trading securities	215	255
Accounts and notes receivable, less allowance for doubtful
accounts of $4,442 and $5,381, respectively	140,165	155,930
Inventories	54,159	60,179
Prepaid income taxes	19,275	19,029
Deferred income taxes	21,326	21,292
Prepaid expense	14,148	12,793
Total current assets	351,860	392,057

PLANT AND EQUIPMENT
Buildings and improvements	81,955	83,324
Machinery and equipment	246,658	248,093
Office equipment	162,792	162,505
Total	491,405	493,922
Less accumulated depreciation	307,892	300,801
Depreciated cost	183,513	193,121
Plant and equipment under construction	9,312	8,606
Land	4,448	4,495
Total plant and equipment	197,273	206,222

OTHER ASSETS
Goodwill	53,442	53,613
Intangible assets, net	16,634	17,199
Deferred tax asset	40,362	40,865
Software development costs, net	20,155	20,987
Restricted cash	2,322	2,401
Available-for-sale securities	1,280	620
Other	21,688	20,900
Total other assets	155,883	156,585

Total assets	$ 705,016	$ 754,864

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	March30	December 29
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES
Current portion of long-term debt	$ 152	$ 2,572
Accounts payable	24,586	30,853
Accrued compensation	30,153	26,184
Deferred revenue	9,940	8,591
Accrued restructuring	1,130	2,437
Other current liabilities	26,199	31,803
Total current liabilities	92,160	102,440

LONG-TERM LIABILITIES
Long-term debt	175,011	200,010
Pension benefit obligation	60,941	68,803
Retiree health care obligation	49,422	49,374
Deferred compensation	11,612	12,275
Deferred cost of interest rate swap	-	2,025
Other long-term liabilities	800	936
Total long-term liabilities	297,786	333,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2003 -25,448,625; 2002 - 25,340,543	25,449	25,340
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	53,363	51,541
Accumulated other comprehensive losses	(116,091)	(118,677)
Retained earnings	402,202	409,834
Treasury stock at cost:
1,797,150 shares	(46,124)	(46,124)
Unearned compensation - restricted stock	(5,256)	(4,468)
Common stock held in grantor trust, at cost:
2003 - 124,995 shares; 2002 - 123,121 shares	(3,198)	(3,170)
Total shareholders' equity	315,070	319,001

Total liabilities and shareholders' equity	$ 705,016	$ 754,864

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	13 Weeks Ended	13 Weeks Ended
	March 30	March 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (1,132)	$ 10,917
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	12,593	10,965
Loss (gain) on sale of assets	143	(503)
Amortization of unearned compensation - restricted stock	526	173
Deferred income taxes	(321)	-
Tax benefit from exercise of stock options	58	-
Changes in operating assets and liabilities:
Accounts and notes receivable	15,765	17,076
Inventories	6,020	2,612
Prepaid income taxes	(246)	7,543
Other assets	(1,356)	(4,453)
Restructuring spending	(1,307)	(5,272)
Accounts payable and accrued expenses	(7,902)	(17,507)
Pension and postretirement obligation	(7,814)	(3,566)
Deferred income	1,349	915
Other liabilities	(799)	43
Net cash provided by operating activities	15,577	18,943

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(4,238)	(3,777)
Proceeds from sale of plant and equipment	1,835	5,036
Additions to other investments	(293)	26
Net cash (used in) provided by investing activities	(2,696)	1,285

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(27,449)	(630)
Proceeds from issuance of common stock	559	2,346
Dividends paid	(6,527)	(6,399)
Net cash used in financing activities	(33,417)	(4,683)
Effect of exchange rate changes on cash	529	-

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(20,007)	15,545
Cash and cash equivalents at beginning of period	122,579	163,502

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 102,572	$ 179,047

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 29, 2002 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard requires the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  As of March 30, 2003, the Company has reviewed its assets and has identified no asset retirement obligations.  Accordingly, the adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the section of SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” regarding financial reporting for early extinguishment of debt.  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption had no effect on the financial position, cash flows, or results of operations of the Company.

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies the FASB’s Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  Since no exit and disposal activities were initiated during first quarter fiscal 2003, the adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations.”  The purchase price for the acquisition, net of cash received, totaled $88,712 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47,065 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  The Company filed an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchased intangibles, for income tax purposes.  Approximately $45,400 of the goodwill and $15,273 of the purchased intangibles are expected to be deductible for tax purposes over 15 years. Of the purchased intangibles, $16,048 was assigned to service relationships that have a twelve-year useful life and $1,036 to professional services backlog that has a one-year useful life.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years.  Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  The purchase price allocation is subject to further refinement once final costs of the acquisition are determined.

The preliminary purchase allocation is as follows:

Current assets	$ 7,763
Plant and equipment	4,440
Software development costs	21,011
Goodwill	47,065
Intangible assets	17,084
Other assets	2,207

Total assets acquired	99,570

Current liabilities	9,197
Long-term debt	1,142
Long-term liabilities	519

Total liabilities assumed	10,858
Net assets acquired	$ 88,712

Results of operations for InSystems have been included in the Company’s Consolidated Financial Statements since the date of acquisition.  InSystems is a reportable segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for first quarter 2002 as if InSystems had been acquired at the beginning of the quarter.  The pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the period presented.  In addition, it is not intended to be a projection of future results and does not reflect any synergies that might be achieved from combining the operations.

First Quarter
Ended
March 31,
(Unaudited)	2002
Revenue	$ 269,891
Net Income	$ 10,391
Net Income Per Share
Basic	$ 0.38
Diluted	$ 0.37

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $9,425 in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota. The acquisition was accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company recorded approximately $6,548 of goodwill and $1,586 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years. Results of operations from the date of acquisition are included in the Company’s Consolidated Financial Statements in the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1,000 in cash, which was recorded as an intangible asset.  Pro forma financial information and other related disclosures have not been presented because the acquisitions are not material.

NOTE 4 – INVESTMENTS

As discussed in Note 5 to its Consolidated Financial Statements in its annual report on Form 10-K for the year ended December 29, 2002, the Company purchased 500,000 shares of common stock in Printcafe Software Inc. (Printcafe), a publicly traded provider of enterprise software, for $5,000 in June 2002.  The Company did not have intentions of selling the shares in the near term and therefore classified the investment as available-for-sale securities.  The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income (loss) in shareholders’ equity.

On January 23, 2003, an unsolicited offer was made for all of the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee to evaluate all potential offers to purchase Printcafe.  The Company believed that this sequence of events would likely lead to a sale of Printcafe. Therefore, the Company believed that an other-than-temporary decline occurred and recognized a portion of the unrealized loss based on the offer price.  The resulting $3,700 unrealized loss on investment was included in Investment Income (Expense) and Other in the Consolidated Statements of Income for the year ended December 29, 2002. An additional unrealized loss of $680 was recorded as a component of other comprehensive income (loss).

On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  This was the per share amount used by the Company in calculating the unrealized loss of $3,700 million recognized in 2002.  As of March 30, 2003, Printcafe’s stock price was $2.56 resulting in a $1,280 asset on the Company’s Consolidated Balance Sheet and the amount of unrealized loss included as a component of other comprehensive income (loss) was $20.

NOTE 5 – INVENTORIES

The components of inventories at March 30, 2003 and December 29, 2002 were as follows:

	March 30,	December 29,
	2003	2002

Finished products	$ 42,200	$ 44,634
Jobs in process	8,651	11,059
Materials and supplies	3,308	4,486

Total	$ 54,159	$ 60,179

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks	13 Weeks
	Ended	Ended
	March 30,	March 31,
(Shares in thousands)	2003	2002

Weighted average shares	28,202	27,694
outstanding - basic
Dilutive effect of stock options	-	425

Weighted average shares
outstanding - diluted	28,202	28,119

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 768 shares in 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net loss incurred in first quarter 2003, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 7 – STOCK OPTIONS

At March 30, 2003, the Company has two stock-based employee compensation plans, which are fully described in Note 15 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 29, 2002.  The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks	13 Weeks
	Ended	Ended
	March 30,	March 31,
	2003	2002
Net (loss) income as reported	$ (1,132)	$ 10,917
Less total compensation expense determined under
the fair value based method for all awards, net	(448)	(465)
Proforma net (loss) income	$ (1,580)	$ 10,452
Net (loss) income per share - Basic
As reported	$ (0.04)	$ 0.39
Proforma	$ (0.06)	$ 0.38
Net (loss) income per share - Diluted
As reported	$ (0.04)	$ 0.39
Proforma	$ (0.06)	$ 0.37

NOTE 8 – RESTRUCTURING AND IMPAIRMENT CHARGES

2001 Restructuring

The remaining liability relates to long-term lease obligations through 2006 that the Company is attempting to sublease or cancel.

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	March 30,
	2002	in 2003	2003

Contract exit and termination costs	$ 2,320	$ (1,287)	$ 1,033

Total	$ 2,320	$ (1,287)	$ 1,033

2000 Restructuring

The remaining liability from the 2000 restructuring relates to a non-cancelable lease obligation that expires in 2003.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	March 30,
	2002	in 2003	2003

Contract exit
and termination costs	$ 117	$ (20)	$ 97

Total	$ 117	$ (20)	$ 97

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair market value if the asset was to be sold. At March 30, 2003 and December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $963 and $2,263, respectively.

NOTE 9 - SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  In January 2003, the Company realigned certain operating segments to improve operational effectiveness. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments were aggregated into Other, which includes International, PathForward (both previously part of Document Management) and SMARTworks.

Under the realignment, PlanetPrint, which was previously a part of Document Management, was separated into two operating units: CopyConcepts (now part of Fulfillment Services) and PathForward (now part of Other). Certain print-on-demand and software development operations that were also previously part of Document Management are part of Fulfillment Services and InSystems, respectively.

Document and Label Solutions provides a wide array of printed documents and related services that facilitate the recording, storage, and communication of business information. Document and Label Solutions consists principally of business forms, PC-based printing systems, secure documents, form/label combinations, products and services relating to flexographic, screen and offset printed labels, bar code/automatic ID systems, pressure-sensitive labels, compliance labels and variable image products.  Document and Label Solutions consists of six business units that have been aggregated for segment reporting purposes.

Fulfillment Services is focused on outsourcing services. Document outsourcing is the delegation to a supplier of the creation, production, processing, printing, mailing or electronic transmission, or fulfillment of any type of printed or electronic documents. Fulfillment Services includes monthly billing statements, customized information kits, and retail card production; warehousing and kitting operations; and print and mail type operations.  Fulfillment Services consists of three business units that have been aggregated for segment reporting purposes.

InSystems is a provider of e-business solutions that enable companies to improve processes and organize, manage, and distribute information in both paper and digital infrastructures. InSystems was acquired in July 2002.  This segment also provides document-handling systems and document security and work flow consulting services.  InSystems consists of two business units that have been aggregated for segment reporting purposes.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 29, 2002.  The segments are managed and reported internally primarily by the type of products they produce and the markets they serve.  The Company evaluates segment performance based on operating income.

Segment profit and loss information for 2002 has been revised from previously reported amounts to reflect the current organizational structure.  The Company did not revise assets by segments for 2002 because it is not practicable to do so.  Accordingly, 2002 realigned asset amounts have not been presented.   Information about the Company’s operations by segment for the 13-week periods ended March 30, 2003 and March 31, 2002 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 161,858	$ 60,210	$ 13,232	$ 843	$ 236,143
	2002	190,224	65,991	6,037	1,527	263,779
Intersegment revenues	2003	$ -	$ -	$ -	$ 127	$ 127
	2002	-	-	-	1,758	1,758
Operating income (loss)	2003	$ 6,902	$ (1,094)	$ (4,126)	$ (2,483)	$ (801)
	2002	21,271	3,905	(2,374)	(1,961)	20,841
Total assets	2003	$ 287,379	$ 87,068	$ 116,667	$ 10,981	$ 502,095

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week periods ended March 30, 2003 and March 31, 2002 is as follows:

	Thirteen Weeks Ended
	March 30,	March 31,
	2003	2002

Operating Income (Loss)	$ (801)	$ 20,841
Other deductions	150	149
LIFO adjustment	-	(257)
Total other expense	(1,267)	(2,589)
Income (loss) before income taxes (benefit)	$ (1,918)	$ 18,144

Total Assets	$ 502,095
Corporate and unallocated	202,921
Total consolidated assets	$ 705,016

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

CRITICAL ACCOUNTING POLICIES

In preparing its financial statements and accounting for the underlying transactions and balances, the Company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 29, 2002. Preparation of the Company’s financial statements requires Company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

The Company considers the policies discussed below as critical to an understanding of its financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 29, 2002.  Management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

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

For postretirement healthcare benefit accounting, the Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates used for the postretirement healthcare benefit obligation and expense.  A one percent increase in the assumed healthcare cost trend rate would have resulted in a $0.3 million increase in the interest component of postretirement healthcare expense for 2002 and a $6 million increase in the postretirement healthcare benefit obligation at December 29, 2002. Similarly, a one percent decrease would have resulted in a $0.3 million decrease in the interest component of 2002 postretirement healthcare expense and a $6 million decrease in the postretirement healthcare benefit obligation at December 29, 2002.

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

These assumption changes increased the pension and postretirement healthcare obligations recorded on the Company’s Consolidated Balance Sheet by $6 million at December 29, 2002.  The assumption changes also increased 2002 pension and postretirement healthcare benefit cost by $3 million and $0.3 million, respectively.

SFAS No. 87 requires the recognition of a “minimum pension liability” if, as of a given measurement date, the fair value of a plan’s assets is less than its ABO.  The decline in recent years of the U.S. equity markets has significantly reduced the value of the Company’s qualified pension plan assets.  Based upon the Company’s year-end actuarial valuation, the fair value of the assets dropped below the ABO and accordingly the Company recorded a pension liability equal to the excess of the ABO over plan assets.  This adjustment, net of deferred income taxes, was a direct charge in 2002 to shareholders’ equity of $115 million.

The long-term rate of return on plan assets that the Company expects to use to determine the fiscal 2003 net periodic pension cost is 9.0% which would increase expense by $2 million.  This, plus the amortization of past market losses and other probable changes in actuarial assumptions, is expected to increase 2003 pension cost by approximately $12 million over the 2002 amount.  The Company does not expect to have a minimum funding requirement in 2003, although it made a voluntary contribution of $10 million in the first quarter of 2003.  The Company also made a voluntary contribution of $17 million in the fourth quarter of 2002.

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

#

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

Determining whether a decline in the fair value of an investment is other than temporary requires significant management judgment concerning the financial condition and near-term prospects for the issuer, as well as overall economic conditions.  Actual results could differ from assumptions made by management.  As discussed under “Results of Operations,” in its annual report on Form 10-K for the year ended December 29, 2002, the Company recognized in earnings a $4 million unrealized loss on a decline in the value of an investment in Printcafe Software Inc. (Printcafe) that the Company believed was other than temporary.  On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  This was the per share amount used by the Company in calculating the unrealized loss of $4 million recognized in 2002.

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

SPECIAL ITEMS

2003 Restructuring

The Company and the industry in general continue to operate with excess production capacity, reflecting recent flat or declining demand and continuing productivity improvements. Although ongoing industry consolidation may lead to a gradual reduction of capacity, management expects that excess capacity will persist within the industry for the near term.  The Company will aggressively seek to gain market share, but has elected to reduce its excess capacity in 2003 through restructuring in order to achieve its investment, profitability, and cash flow objectives.

The Company is taking several actions in the second quarter of 2003 to align the Company’s cost structure with the expected revenue stream and provide for continuing investment in growth initiatives.  It will consolidate certain Fulfillment Services operations to form a new state-of-the-art regional print-on-demand (POD) and fulfillment center in Dallas, Texas.  Several warehouses will also be consolidated in response to shifting demand in favor of print-on-demand services.  A rotary printing plant will also be closed to trim excess capacity.  With these plant and warehouse closures plus the elimination of additional positions, primarily at headquarters, the Company is eliminating approximately 500 net positions, including some reduction through attrition.

These cost reductions are expected to generate annualized pretax savings of approximately $30 million, with about $17 million of savings realized over the balance of 2003.  Restructuring and impairment charges are estimated to total $27 million to $30 million pretax, with most recognized in the second quarter of 2003.  The estimated cost savings should recoup the cash restructuring costs within six to eight months.

2001 Restructuring

The remaining liability from the 2001 restructuring relates to long-term lease obligations through 2006 that the Company is attempting to sublease or cancel.

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	March 30,
	2002	in 2003	2003

Contract exit and termination costs	$ 2,320	$ (1,287)	$ 1,033

Total	$ 2,320	$ (1,287)	$ 1,033

2000 Restructuring

The remaining liability from the 2000 restructuring relates to a non-cancelable lease obligation that expires in 2003.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	March 30,
	2002	in 2003	2003

Contract exit and termination costs	$ 117	$ (20)	$ 97

Total	$ 117	$ (20)	$ 97

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

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $88.7 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47.0 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. The Company filed an election under section 338 of the Internal Revenue Code, which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchases intangibles, for income tax purposes.  Approximately $45 million of the goodwill and $15 million of the purchased intangibles are expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16.1 million was assigned to service relationships that have a twelve-year useful life and $1.0 million to professional services backlog that have a one-year useful life. Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years. Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  Results of operations for InSystems, which is a separate reporting segment, are included in the Company’s consolidated financial statements from the date of acquisition.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota. The Company paid $9.5 million in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis.  In conjunction with the acquisition, the Company recorded approximately $6.5 million of goodwill and $1.6 million of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years.  Results of operations are included in the Company’s consolidated financial statements from the date of acquisition and included with the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1.0 million in cash, which was recorded as an intangible asset.

RESULTS OF OPERATIONS

The table below presents the results of operations for the first quarter of fiscal 2003 and 2002.  The figures correspond to or are aggregated directly from those reported in the Statement of Operations.

SUMMARY OF OPERATIONS
	First Quarter Ended
	March 30,	March 31
(Dollars in millions, except per share amounts)	2003	2002
Revenue	$ 236.1	$ 263.8
Gross Margin	88.5	105.6
% Revenue	37.5%	40.0%
SG&A and R&D Expense	76.5	73.9
Depreciation & Amortization	12.6	11.0
(Loss) Income From Operations	(0.6)	20.7
Interest Expense	1.7	3.3
Investment (Income) Expense and Other	(0.4)	(0.8)
Pretax (Loss) Income	(1.9)	18.2
Net (Loss) Income	$ (1.1)	$ 10.9
(Loss) Earnings Per Diluted Share	(0.04)	0.39

Consolidated revenue decreased by 10.5% to $236.1 million in the first quarter of 2003 compared with $263.8 million for the same period of 2002.  First quarter 2003 revenue included $10.0 million of revenue from the InSystems and PlanetPrint acquisitions completed in the third quarter of 2002.  Excluding the 2002 acquisitions, revenue decreased 14.3% or $37.6 million.  The decline in revenue was primarily attributable to weak economic and industry conditions, as well as some residual effects of the Company’s actions during the 2001 restructuring.

The Company’s Document and Label Solutions segment experienced the greatest decline in revenue.  The traditional printing and services (non-label) portion of this segment, which currently represents about half of the Company’s consolidated revenue, operates in an industry currently characterized by flat to modestly declining demand, over-supply, and competitive pricing.  These conditions, coupled with a weak economy that focused customer attention on cost reductions, undermined both volume and pricing.

In order to bring value to its customers and remain competitive, the Company pursues a strategy of helping its customers improve their profitability by improving their business processes.  This can also lead to lower revenue as improved processes may require fewer or lower value-added documents for existing clients.

The 2001 restructuring also produced some unintended consequences that dampened sales activity during 2002.  The reassignment of accounts to a fewer number of representatives and a change in the sales incentive system to focus more on profitability resulted in an increased level of account losses, particularly smaller accounts, and a reduced rate of new account development.   In addition, some marginally profitable business held over from the restructuring period was lost during the year.  Finally, the desired level of cross selling between the general and newly formed specialty sales forces did not materialize.  These factors, plus the weak economic and market conditions discussed above, contributed to a reduction in revenue during 2002 and a lower recurring base of business as the Company entered 2003.

The Company took actions late in 2002 and early in 2003 designed to improve the revenue trend.  First, the sales incentive system was changed to bring the focus back in the direction of growth.  Second, the Document and Label Solutions sales forces were consolidated and incentives were established to increase the level of cross selling.  Third, the Company established a strategic sales force to develop new business at targeted accounts.  Fourth, an inside sales force was created to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.  Fifth, a lead generation group was formed to develop qualified leads for selected high value added marketing programs.   Finally, the Fulfillment sales force has hired several sales representatives with strong industry experience.

Management expects these actions and other initiatives to result in an upturn in revenue during the second half of 2003.  Custom inventory stored for customers as well as the production backlog stabilized at the end of March, following eight consecutive quarters of gradual decline that began with the 2001 restructuring.  In addition, sales activity has picked up significantly and the sales prospect funnel is fuller.

First quarter 2003 gross margin was 37.5% compared with 40.0% for the same period of 2002.  The decrease was primarily due to the lower revenue and the resulting low absorption of fixed manufacturing costs.  There was also a minor effect from unfavorable product mix.

Selling, general, and administrative (“SG&A”) and research and development (R&D) expense totaled $76.6 million for the first quarter of 2003, $2.7 higher than the comparable period of 2002.  Pension expense was $3.8 million higher than the prior year, primarily as a result of the decline in recent years of the value of invested pension assets, as discussed more fully under Critical Accounting Policies.  The current quarter also included $4.7 million of expense incurred by the companies acquired in 2002.  Excluding the pension and acquisition effects, expenses were down $5.8 million, primarily reflecting lower costs for commission and other compensation.

Depreciation and amortization was $12.6 million for first quarter 2003 compared to $11.0 million for the same period of 2002.  The increase between periods is primarily a result of increased amortization expense related to purchased intangibles and software development costs from the 2002 acquisitions.

Interest expense was $1.7 million for first quarter 2003 compared to $3.3 million for the comparable period of 2002.  The decrease reflects the expiration of an interest rate swap, lower floating rates currently available in the market, and declining debt balances. The Company’s swap agreement that fixed its borrowing rate at an all-in-rate of approximately 6.7% expired in January 2003.

The effective tax rate for the first quarter of 2003 was 41.0% compared to 39.8% for the comparable period of 2002.

REALIGNMENT OF SEGMENTS

In January 2003, the Company realigned its operating segments to improve operational effectiveness. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments are aggregated into Other, which includes International, PathForward (both previously part of Document Management) and SMARTworks.

Under the realignment, PlanetPrint, which was previously a part of Document Management, was separated into two operating units: CopyConcepts (now part of Fulfillment Services) and PathForward (now part of Other). Certain print-on-demand and software development operations that were also previously part of Document Management are now part of Fulfillment Services and InSystems, respectively.

The segment discussions that follow include quarterly operating results, excluding LIFO inventory adjustments, interest income, and interest expense not allocated to the business segment.  The prior period is restated to reflect the current organizational structure.

BUSINESS SEGMENTS

Document and Label Solutions

This segment provides custom printed documents, workflow consulting, storage and distribution services, pressure sensitive labels, and integrated system solutions. It primarily serves companies in the healthcare, financial, manufacturing, and distribution markets.

	First Quarter Ended
	March 30,	March 31,
	2003	2002
Revenue	$ 161.9	$ 190.2
% Change	-14.9%

Operating Income	$ 6.9	$ 21.3
% Revenue	4.3%	11.2%

Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business forms and related services, which represents about 75% of this segment’s total revenue, has been flat or in modest decline in recent years as a result of a relatively weak economy and inroads made by alternative technologies.

Major factors responsible for the quarterly revenue decline in this segment were discussed earlier under the Results of Operations – relatively low economic activity, weak pricing in an oversupplied industry, and the residual effects of the 2001 restructuring. Management believes there are many opportunities for growth in this segment and has undertaken initiatives, described earlier, which are focused on taking market share and increasing revenue.

The decrease in first quarter 2003 operating income compared to first quarter 2002 primarily reflects the loss of contribution margin resulting from the lower revenue.  This segment also incurred an expense increase of $0.6 million, the net of lower incentive compensation and increased spending on inside sales, lead generation, and other initiatives designed to drive sales.

Fulfillment Services

This segment helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.  Its major markets are financial services, healthcare, and membership.

	First Quarter Ended
	March 30,	March 31,
	2003	2002
Revenue	$ 60.2	$ 66.0
% Change	-8.8%

Operating (Loss) Income	$ (1.1)	$ 3.9
% Revenue	-1.8%	5.9%

Revenue in first quarter 2003 decreased 8.8% over the same period of 2002.  The 2002 acquisitions contributed approximately $3.6 million in revenue for the first quarter of 2003.  Excluding acquisitions, revenue decreased by 14.2%, or $9.4 million.  A significant share of this shortfall occurred in traditional short-run offset printing, attributed to shifting technology, pricing pressure, and the residual effects of the 2001 restructuring discussed earlier.  The prior year also benefited from two orders totaling approximately $2 million that did not reoccur in 2003 – the first a one-time customer promotion and the second produced in a different quarter.

The decline in operating income is primarily a function of the lower revenue and the decline in offset printing, which carries a higher gross margin than the digital print-on-demand that will replace it.  Operating expenses were also higher as a result of investments made in the sales force.

InSystems

This segment is a leading provider of e-business solutions for financial services organizations.  InSystems Corporation’s solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. InSystems Corporation’s integrated document-automation software helps organizations create, manage and distribute highly personalized, error-free documents.  It also automates important business processes including compliance filings, document fulfillment and customer service.  InSystems Corporation’s extended relationship management software enables organizations to interact seamlessly via the Internet with their entire value network, including customers, suppliers, partners, regulators, and other constituents.  This segment also provides document-handling systems and document security and workflow consulting services.

	First Quarter Ended
	March 30,	March 31,
	2003	2002

Revenue	$ 13.2	$ 6.0
% Change	119.2%

Operating Loss	$ (4.1)	$ (2.4)
% Revenue	31.2%	40.0%

First quarter 2002 revenue and operating loss represents the portion of this segment’s revenue attributable to certain software development operations that were previously part of the Document Management segment.

Of the $7.2 million increase in revenue, approximately $6.0 million is attributed to the acquisition of InSystems Corporation in July 2002.  This segment has seen a slight growth in business in spite of a slowdown in software spending as customers delay software purchases.  Of the $1.7 million increase in operating loss, approximately $1.3 million is acquisition related, primarily from amortization of purchased intangibles and software development costs.

#

The table below presents 2002 quarterly operating information by segment under the current organizational structure.

	March 31,	June 30,	September 29,	December 29,	Total
	2002	2002	2002	2002	2002
Document and Label Solutions
Revenue	$ 190.2	$ 183.5	$ 176.2	$ 175.5	$ 725.4
Operating Income	$ 21.3	$ 20.0	$ 17.4	$ 17.4	$ 76.1
Fulfillment Services
Revenue	$ 66.0	$ 63.2	$ 63.5	$ 63.5	$ 256.2
Operating Income (Loss)	$ 3.9	$ 3.8	$ 1.7	$ (0.5)	$ 8.9
InSystems
Revenue	$ 6.0	$ 6.8	$ 12.9	$ 18.5	$ 44.2
Operating Loss	$ (2.4)	$ (1.5)	$ (2.6)	$ (1.7)	$ (8.2)
Other
Revenue	$ 1.5	$ 0.3	$ 0.2	$ 0.3	$ 2.3
Operating Loss	$ (2.0)	$ (3.4)	$ (3.5)	$ (3.6)	$ (12.5)

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated strong internal cash flow in each of the past two years.  Net cash outflow in first quarter 2003 was $20.0 million compared with $15.5 million net cash inflow in the comparable period of 2002.  The major elements of the Statement of Cash Flows are presented below in a summarized format.  The comments that follow will focus primarily on first quarter 2003 with some references to the comparable prior year period.

CASH INFLOW (OUTFLOW)	March 30,	March 31,
(Dollars in millions)	2003	2002
Net (loss) income plus non-cash adjustments [1]	$ 11.8	$ 21.6
Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	15.8	17.1
Inventories	6.0	2.6
Prepaid income taxes	(0.2)	7.5
Restructuring spending	(1.3)	(5.3)
Accounts payable and accrued expenses	(7.9)	(17.5)
All other	(8.6)	(7.1)
Net cash provided by operating activities	15.6	18.9
Capital expenditures	(4.2)	(3.7)
Proceeds from sale of plant and equipment	1.8	5.0
Proceeds from (additions to) investments	(0.3)	-
Net cash (used in) provided by investing activities	(2.7)	1.3
Debt payments	(27.4)	(0.6)
Dividends paid	(6.5)	(6.4)
Proceeds from issuance of common stock	0.5	2.3
Net cash used in financing activities	(33.4)	(4.7)
Effect of exchange rate changes on cash	0.5
Net cash flow	$(20.0)	$15.5

1 Non-cash adjustments included above include depreciation, amortization, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net (loss) income to net cash provided by operating activities.”

Cash Flows from Operating Activities

The profitability of the business, adjusted for non-cash expenses and charges, was the major source of cash flow from operations in each of the periods presented above.  The change from year to year was primarily a reflection of the change in profitability as discussed previously under Results of Operations.

$21.8 million in first quarter 2003 cash flow came from reductions in accounts receivable and inventory balances, reflecting lower revenue.  Inventory balances in the near future may increase if the Company is successful in its efforts to displace its competitors in large document management accounts that carry high custom stored inventories.  The longer-term trend, however, will be a reduction in inventory as print-on-demand displaces the traditional practice of long production runs and subsequent storage of custom documents for customers.

The allowance for uncollectible trade and notes receivable decreased from $7.8 million at the end of 2002 to $5.9 million at March 30, 2003.  The reduction reflected the decrease in the accounts receivable balance and an improvement in the aging.

Spending related to the 2000 and 2001 restructurings was $1.3 million in first quarter 2003, significantly lower than in the prior year.  At March 30, 2003, a $1.1 million restructuring liability remains for vacated facilities with leases that run through 2006

The balance of accounts payable and accrued expenses declined $7.9 million from the beginning of 2003.  Accounts payable were modestly lower as a function of lower revenue and purchases.  Executive management did not earn a bonus in 2002 and other bonuses across the Company were also significantly lower, reducing the year-end incentive pay liability that is normally paid during first quarter.

Of the 8.6 million in other cash flow in the first quarter of 2003, pension and other postretirement obligations accounted for $7.8 million which includes a contribution of $10 million to the pension plan.

Cash Flows From Investing Activities

The Company’s investing activities included capital expenditures totaling $4.2 million in 2003, primarily for machinery and equipment. The Company’s strategy for future growth relies more heavily on the acquisition and development of intellectual assets and human capabilities, much of which is recorded as expense rather than as long-term capital.  This shift is reflected in the capital spending in the last two fiscal years that has averaged $27 million, well below the $64 million average for the preceding five years.  The Company expects to spend $30 - $35 million on capital projects in 2003, including improvements to its internal systems infrastructure and the execution of its print-on-demand strategy.

Cash Flows From Financing Activities

The Company repaid approximately $27.4 million of debt during first quarter 2003, of which $25 million was related to the Company’s revolving credit facility and $2.3 million was related to the final payment on industrial development revenue bonds.  The Company’s interest rate swap expired in January 2003, and management made the decision to apply a portion of the Company’s available cash to reducing the borrowing level.

The Company has paid a $.23 quarterly dividend in each quarter of the last three years.  The slight increase in 2003 dividend payments to $6.5 million reflects an increase in common stock outstanding, primarily as a result of the issuance of restricted stock and stock option exercises in connection with long-term incentive plans.

#

Financial Condition

The Company’s condensed balance sheet is shown below in an analytical format for March 30, 2003 and December 29, 2002.  The comments that follow are intended to add to the previous discussion of cash flows from operating, investing, and financing activities.

NET INVESTMENT	March 30,	December 29,
(Dollars in millions)	2003	2002
Accounts and Notes Receivable	$ 140.2	$ 155.9
Inventories	54.2	60.2
Prepaid Expense	14.1	12.8
Prepaid Income Taxes	19.3	19.0
Deferred Income Taxes	21.3	21.3
Accounts Payable & Accruals	(90.9)	(97.4)
Net Current Assets Excl Cash, Debt and Accrued Restructuring	158.2	171.8
Turnover	6.0x	6.0x
Accrued Restructuring	(1.1)	(2.4)
Capital Assets @ NBV	197.3	206.2
Capital Expenditures	4.2	28.2
Depreciation	11.2	43.9
Goodwill, Software & Intangibles	90.4	91.8
Retiree Healthcare Liability	(49.4)	(49.4)
Pension Liability	(60.9)	(68.8)
Long-term Deferred Tax Asset	40.4	40.9
Other Long-term Net Asset	12.6	8.9
Total	$ 387.5	$ 398.0
CAPITAL STRUCTURE
Total Debt	$ 175.2	$ 202.6
Less Cash	102.8	122.6
Net Debt	72.4	80.0
Equity	315.1	319.0
Total	$ 387.5	$ 399.0
Net Debt: Total Capital	19%	20%

The turnover of net current assets (excluding cash, debt and accrued restructuring) at March 30, 2003 compared to year-end 2002 remained constant at 6.0x.  The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

The net book value of capital assets decreased $8.9 million, primarily reflecting an $8.4 million gap between the $4.2 million of capital spending and $12.6 million in annual depreciation.  For the reasons discussed previously, the balance in this account is expected to decrease further in 2003 as an estimated $44 million in depreciation will once again exceed capital spending, currently estimated at $30 - $35 million.

Total debt was $175.2 million, as the Company made $27.4 million in debt re-payments during the quarter. Cash decreased $20.0 million from $122.6 million at the outset of the year to $102.6 million at the close, primarily as a result of the debt re-payments.  Net debt (total debt less cash and cash equivalents) was $72.4 million at March 30, 2003, compared to $80.0 million at December 29, 2002.  The Company’s strong financial condition is illustrated by the 19% ratio of net debt to total capital at March 30, 2003.

The Company has a $250 million unsecured revolving credit facility agreement with ten banks. Borrowing under the credit facility was $175.0 million at March 30, 2003.  The agreement provides for a four-year commitment of up to $170 million, maturing May 2005 and a 364 day commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio.  The Company is subject to debt covenants under this credit facility.

With respect to the $80 million component of this credit facility, the Company has requested of its banks that this be reduced to $50 million and extended one year under the same pricing arrangements.  This change, which the Company expects will be approved, would become effective in May 2003 and would establish the total credit facility at $220 million.

The following table summarizes the Company’s significant contractual obligations at March 30, 2003:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$ 175.0	$ -	$ 175.0	$ -	$ -
Capital lease obligations	0.2	0.2	-	-	-
Operating leases *	74.0	25.8	38.7	5.3	4.2
Purchase commitments *	0.6	0.6	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$ 249.8	$ 26.6	$ 213.7	$ 5.3	$ 4.2

* Amounts have not been updated from December 29, 2002 as there have not been significant changes.

Management will continue to seek acquisitions that will add talent, technology, and capabilities that advance the Company’s strategy and prospects.  Currently, the Company expects that individual acquisitions would be moderate in size, having revenue of $25 to $100 million.

Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the Company’s operations over the next year. In management’s judgment, the Company’s strong balance sheet could support additional debt financing, if necessary, to pursue acquisitions.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard requires the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  As of March 30, 2003, the Company has reviewed its assets and has identified no asset retirement obligations.  Accordingly, the adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the section of SFAS No. 145, “Rescission of SFAS Nos. 4 regarding financial reporting for early extinguishment of debt.”  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption had no effect on the financial position, cash flows, or results of operations of the Company.

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies FASB’s Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  Since no exit and disposal activities were initiated during first quarter fiscal 2003, the adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 30, 2003

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments, as outlined in the 2002 Form 10K. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  With the expiration of the interest rate swap in first quarter 2003, the Company is exposed to an increased level of interest rate risk on its borrowings.  There have been no other material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 29, 2002.

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

Not applicable

1.1

Consent of Independent Auditor

Included

24

  Power of attorney

Not applicable

0.1

Review report of Independent Auditor

Included

0.2

Certifications pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002

Included

0.3

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

a)

Reports on Form 8K

A report on Form 8K related to the Company’s press release announcing the revision of its previously reported results of operations for two items in response to a request by the Securities and Exchange Commission was filed by the Company on March 12, 2003.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2003

/s/ Craig J. Brown	By Craig J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer

#