Form 10-Q
period 2003-06-29
STANDARD REGISTER CO
filed 2003-08-07
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2003
Common stock, $1.00 par value	23,554,891shares
Class A stock, $1.00 par value	4,725,000 shares

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 29, 2003

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended June 29, 2003 and June 30, 2002 and for the 26 Weeks Ended June 29, 2003 and June 30, 2002	3

b)	Consolidated Balance Sheet
	as of June 29, 2003 and December 29, 2002	4-5

c)	Consolidated Statement of Cash Flows
	for the 26 Weeks Ended June 29, 2003 and June 30, 2002	6

d)	Notes to Consolidated Financial Statements	7-19

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20-42

Item 3. Quantitative and Qualitative Disclosure About Market Risk		43

Item 4. Controls and Procedures		43

Part II – Other Information

Item 1. Legal Proceedings		44

Item 2. Changes in Securities and Use of Proceeds		44

Item 3. Defaults upon Senior Securities		44

Item 4. Submission of Matters to a Vote of Security Holders		44

Item 5. Other Information		44

Item 6. Exhibits and Reports on Form 8-K		45

Signature		46

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 29	June 30	June 29	June 30
	2003	2002	2003	2002
REVENUE
Products	$ 193,164	$ 208,076	$ 386,252	$ 423,044
Services	39,786	45,709	82,841	94,520
Total revenue	232,950	253,785	469,093	517,564
COST OF SALES
Products	117,785	122,869	234,432	250,358
Services	26,057	29,947	57,052	60,651
Total cost of sales	143,842	152,816	291,484	311,009
GROSS MARGIN	89,108	100,969	177,609	206,555
OPERATING EXPENSES
Research and development	4,749	4,161	9,783	8,321
Selling, general and administrative	69,440	66,674	140,965	136,402
Depreciation and amortization	12,293	10,904	24,886	21,869
Asset impairments	9,545	-	9,545	-
Restructuring charges	12,972	-	12,972	-
Total operating expenses	108,999	81,739	198,151	166,592
(LOSS) INCOME FROM OPERATIONS	(19,891)	19,230	(20,542)	39,963
OTHER INCOME (EXPENSE)
Interest expense	(971)	(3,165)	(2,634)	(6,512)
Investment income and other	381	957	777	1,715
Total other expense	(590)	(2,208)	(1,857)	(4,797)

(LOSS) INCOME BEFORE INCOME TAXES	(20,481)	17,022	(22,399)	35,166

INCOME TAX (BENEFIT) EXPENSE	(8,485)	6,080	(9,271)	13,307

NET (LOSS) INCOME	$ (11,996)	$ 10,942	$ (13,128)	$ 21,859

(LOSS) EARNINGS PER SHARE
Basic	$ (0.42)	$ 0.39	$ (0.46)	$ 0.79
Diluted	$ (0.42)	$ 0.38	$ (0.46)	$ 0.77
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46
NET (LOSS) INCOME	$ (11,996)	$ 10,942	$ (13,128)	$ 21,859
Deferred cost on interest rate swap, net of $245, $815,
and $1,067 deferred income tax expense	-	367	1,210	1,601
Unrealized gain on available-for-sale securities
net of $1,014 deferred income tax benefit in 2002	-	(1,521)	660	(1,521)
Deferred cost on forward contract net of $0 and $146
deferred tax expense	(37)	-	179	-
Foreign currency translation adjustment	540	-	1,040	-
COMPREHENSIVE (LOSS) INCOME	$ (11,493)	$ 9,788	$ (10,039)	$ 21,939
See accompanying notes.
3

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	June 29	December 29
A S S E T S	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$ 112,773	$ 122,579
Trading securities	210	255
Accounts and notes receivable, less allowance for doubtful
accounts of $5,165 and $6,312, respectively	134,958	155,930
Inventories	50,458	60,179
Prepaid income taxes	14,054	19,029
Deferred income taxes	21,392	21,292
Prepaid expense	13,246	12,793
Total current assets	347,091	392,057

PLANT AND EQUIPMENT
Buildings and improvements	68,932	83,324
Machinery and equipment	222,052	248,093
Office equipment	164,728	162,505
Total	455,712	493,922
Less accumulated depreciation	292,845	300,801
Depreciated cost	162,867	193,121
Plant and equipment under construction	8,399	8,606
Land	3,798	4,495
Net assets held for sale	5,380	-
Total plant and equipment	180,444	206,222

OTHER ASSETS
Goodwill	53,616	53,613
Intangible assets, net	15,990	17,199
Deferred tax asset	40,741	40,865
Software development costs, net	19,325	20,987
Restricted cash	4,499	2,401
Available-for-sale securities	1,280	620
Other	22,398	20,900
Total other assets	157,849	156,585

Total assets	$ 685,384	$ 754,864

See accompanying notes.
4

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	June 29	December 29
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES
Current portion of long-term debt	$ 76	$ 2,572
Accounts payable	23,177	30,853
Accrued compensation	25,095	26,184
Deferred revenue	8,851	8,591
Accrued restructuring	8,991	2,437
Other current liabilities	24,531	31,803
Total current liabilities	90,721	102,440

LONG-TERM LIABILITIES
Long-term debt	170,000	200,010
Pension benefit obligation	63,498	68,803
Retiree health care obligation	49,065	49,374
Deferred compensation	13,311	12,275
Deferred cost of interest rate swap	-	2,025
Other long-term liabilities	675	936
Total long-term liabilities	296,549	333,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2003 -25,478,652; 2002 - 25,340,543	25,479	25,340
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	53,795	51,541
Accumulated other comprehensive losses	(115,587)	(118,677)
Retained earnings	383,705	409,834
Treasury stock at cost:
2003 - 1,922,145 shares; 2002 - 1,797,150	(49,322)	(46,124)
Unearned compensation - restricted stock	(4,652)	(4,468)
Common stock held in grantor trust, at cost:
2003 - 1,616 shares; 2002 - 123,121 shares	(29)	(3,170)
Total shareholders' equity	298,114	319,001

Total liabilities and shareholders' equity	$ 685,384	$ 754,864

See accompanying notes.
5

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	26 Weeks Ended	26 Weeks Ended
	June 29	June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (13,128)	$ 21,859
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	24,886	21,869
Asset impairments	9,545	-
Restructuring charges	12,972	-
Loss (gain) on sale of assets	843	(1,682)
Amortization of unearned compensation - restricted stock	1,072	649
Deferred income taxes	(937)	-
Tax benefit from exercise of stock options	98	-
Changes in operating assets and liabilities:
Accounts and notes receivable	20,964	29,696
Inventories	9,721	6,521
Prepaid income taxes	4,975	29,118
Other assets	(3,386)	(3,100)
Restructuring spending	(6,420)	(7,211)
Accounts payable and accrued expenses	(16,030)	(26,263)
Pension and postretirement obligation	(5,614)	(5,315)
Deferred income	260	1,292
Other liabilities	776	199
Net cash provided by operating activities	40,597	67,632
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(9,652)	(10,662)
Proceeds from sale of plant and equipment	3,427	7,722
Purchase of marketable securities	-	(5,000)
Additions to other investments	(293)	-
Net cash used in investing activities	(6,518)	(7,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(32,531)	(630)
Proceeds from issuance of common stock	1,040	5,142
Dividends paid	(13,059)	(12,868)
Net cash used in financing activities	(44,550)	(8,356)
Effect of exchange rate changes on cash	665	-
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(9,806)	51,336
Cash and cash equivalents at beginning of period	122,579	163,502
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 112,773	$ 214,838
See accompanying notes.
6

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investments in international joint ventures are included in the accompanying consolidated financial statements using the equity method of accounting.  The Company’s share of earnings (losses) from these joint ventures is included in Investment income (expense) for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 29, 2002 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard requires the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  As of June 29, 2003, the Company reviewed its assets and has identified no asset retirement obligations.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the section of SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” regarding financial reporting for early extinguishment of debt.  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption of this standard did not have an effect on the Company's consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  See Note 4 “Restructuring and Impairment Charges.”

Effective January 1, 2003, the Company adopted Financial Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 further defines the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  An underlying is defined by the Financial Accounting Standards Board (FASB) as a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable.  There are several exceptions including, but not limited to, pension contracts, deferred compensation contracts, lessee’s residual value guarantee in a capital lease, guarantees accounted for as contingent rent, and guarantees that constitute vendor rebates.

FIN 45 requires disclosure of the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.  The maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations and the nature and extent of any recourse provisions that would enable the guarantor to recover amounts paid under the guarantee must also be disclosed.

FIN 45 is effective, on a prospective basis, to guarantees issued or modified after December 31, 2002.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances).  SFAS No.150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The Company will adopt the new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003 and does not anticipate that the adoption will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  FIN 46 extends the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  These variable interest entities (VIEs) are to be evaluated for consolidation based on their variable interests.  Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE.  VIE’s have commonly been referred to as special-purpose entities or off-balance sheet structures.  The objective of FIN 46 is not to restrict the use of VIEs, but to improve the financial reporting related to them.

FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation.  Variable interests include equity investments, loans, leases, derivatives, guarantees, forward contracts, service contracts, and other instruments whose values change with changes in the VIE’s assets.  FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  The Company must apply FIN 46 beginning in the third quarter of fiscal 2003 for all VIEs created before February 1, 2003.  The Company is currently evaluating the impacts of the initial recognition, measurement and disclosure provisions of FIN 46; however, the Company does not believe that it holds any VIEs that require disclosure or consolidation.

In November 2002 the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets.  In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement.  It also addresses how arrangement consideration should be measured and allocated.  EITF No. 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate method of revenue recognition.

Under EITF No. 00-21, revenue arrangements with multiple deliverables should be accounted for separately if the product or service has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the product or service, the arrangement includes a general right of return relative to the item, and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.  Consideration should be allocated among the separate elements of the arrangement based on their relative fair value.

EITF No. 00-21 requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements, including performance-, cancellation-, termination-, or refund-type provisions.  EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the initial recognition, measurement, and disclosure provisions and does not anticipate that the adoption will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

#

NOTE 4 – RESTRUCTURING AND IMPAIRMENT CHARGES

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.  The Company also eliminated management positions at its corporate headquarters.  All of these actions were completed at the end of the second quarter. Minor additional restructuring activities are expected to occur in the third quarter of 2003.

These cost reductions are expected to generate annualized pretax savings of approximately $28,000, with about $13,000 of savings to be realized over the balance of 2003.  The estimated cost savings should recoup the cash restructuring costs within six months.

Costs to be incurred include severance and employer related costs, contract termination costs, and other associated costs directly related the restructuring efforts. Total restructuring charges expected to be incurred total $16,087 pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and associated taxes, utilities and maintenance costs, as well as equipment removal, relocation, and travel to implement the restructuring, will be expensed as incurred through 2005, the majority in the remainder of 2003.  All costs are included in restructuring charges in the accompanying Consolidated Statement of Income.

#

Pre-tax components of the 2003 restructuring charge are as follows:

	Total
	Costs	Charges	Total
	Expected	2Q 2003	2003 YTD
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 9,214	$ 8,958	$ 8,958
Contract termination costs:
Lease obligations	2,487	1,922	1,922
Contractual lease obligations for taxes,
utilities, and maintenance costs	453	398	398
Associated costs:
Travel	242	162	162
Equipment removal and relocation	1,662	299	299
Other exit costs	2,029	1,317	1,317
	$ 16,087	$ 13,056	$ 13,056
BY SEGMENT:
Document and Label Solutions	$ 9,634	$ 8,466	$ 8,466
Fulfillment Services	4,878	3,400	3,400
InSystems	622	622	622
Other	953	568	568
Total	$ 16,087	$ 13,056	$ 13,056

Pre-tax components of the 2003 restructuring accrual activity in fiscal 2003 are as follows:

	Charged	Incurred	Balance
	to	in	June 29,
	Accrual	2Q 2003	2003

Severance and employer related costs	$ 8,858	$ (2,267)	$ 6,591

Contract termination costs	2,320	(2)	2,318

Total	$ 11,178	$ (2,269)	$ 8,909

2001 Restructuring

The remaining liability at December 29, 2002 relates to long-term lease obligations through 2006 that the Company was attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgement.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4,822 of remaining lease payments will be charged to restructuring expense as incurred through 2006.

#

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	June 29,
	2002	in 2003	2003
Contract exit and termination costs	$ 2,320	$ (2,238)	$ 82

Total	$ 2,320	$ (2,238)	$ 82

2000 Restructuring

The remaining liability from the 2000 restructuring related to a non-cancelable lease obligation that expired in June 2003. In the second quarter of 2003, the Company reversed the excess liability.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance			Balance
	December 29,	Incurred	Reversed	June 29,
	2002	in 2003	in 2003	2003
Contract exit and termination costs	$ 117	$ (33)	$ (84)	$ -

Total	$ 117	$ (33)	$ (84)	$ -

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3,445 of assets, primarily machinery & equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2,211 related to the Document and Label Solutions segment and $1,234 related to the Fulfillment Services segment.

The Company has identified certain pieces of equipment and two buildings that were closed that it believes can be sold.  In June 2003, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids to determine fair value.  The resulting impairment charge of $5,158 is included in Asset Impairments in the accompanying Consolidated Statement of Income.  The carrying values of the assets are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet. The Company believes that the assets will be sold within one year and has listed the buildings with real estate brokers and plans to sell the equipment through brokers and to international affiliates.  In accordance with SFAS No. 144, the Company discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2,020 related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value and its useful life was reduced.  The effect on annual depreciation expense will not be material.

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2,263.  These buildings were sold during 2003, resulting in a total gain of $1,078 that is included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

NOTE 5 – ACQUISITIONS

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1,600.  The joint venture, known as Label Solutions, S. de R.L. de C.V., will manufacture and sell label products, and will import the Company’s label products.  This joint venture is being accounted for under the equity method of accounting.

On July 2, 2002, the Company acquired for cash all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.   InSystems’ extended relationship management and document automation solutions were intended to complement the Company’s existing e-business, document management, and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  With InSystems’ strong position in insurance and the Company’s significant presence in banking, healthcare, and other markets, the Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations.”  The final purchase price for the acquisition, net of cash received, totaled $88,720 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $46,888 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  The Company filed an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchased intangibles, for income tax purposes.  Approximately $45,400 of the goodwill and $15,273 of the purchased intangibles are expected to be deductible for tax purposes over 15 years. Of the purchased intangibles, $16,048 was assigned to service relationships that have a twelve-year useful life and $1,036 to professional services backlog that had a one-year useful life.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years.  Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.

#

The purchase allocation was as follows:

Current assets	$ 7,763
Plant and equipment	4,440
Software development costs	21,011
Goodwill	46,888
Intangible assets	17,084
Other assets	2,377

Total assets acquired	99,563

Current liabilities	9,182
Long-term debt	1,142
Long-term liabilities	519

Total liabilities assumed	10,843
Net assets acquired	$ 88,720

Results of operations for InSystems have been included in the Company’s Consolidated Financial Statements since the date of acquisition.  InSystems is part of a reportable segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for thirteen and twenty-six week periods ending June 30, 2002 as if InSystems had been acquired at the beginning of the quarter.  The pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the period presented.  In addition, it is not intended to be a projection of future results and does not reflect any synergies that might be achieved from combining the operations.

	13 Weeks	26 Weeks
	Ended	Ended
	June 30,	June 30,
(Unaudited)	2002	2002

Revenue	$ 259,118	$ 529,009
Net Income	$ 10,306	$ 21,091
Net Income Per Share
Basic	$ 0.37	$ 0.76
Diluted	$ 0.36	$ 0.74

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $10,428 in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota. The acquisition was accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company recorded approximately $6,557 of goodwill and $1,586 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years. Results of operations from the date of acquisition are included in the Company’s Consolidated Financial Statements in the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1,000 in cash, which was recorded as an intangible asset.  Pro forma financial information and other related disclosures have not been presented because the acquisitions were not material.

NOTE 6 – INVESTMENTS

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

On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  This merger agreement is subject to a vote of Printcafe’s stockholders.  EFI has filed a proxy statement with the SEC describing the terms of the merger and has stated that they expect the merger to be completed in the second half of 2003.  On June 11, 2003, EFI exercised an option to purchase Printcafe common stock, which increased their beneficial ownership to 31% of the outstanding shares of Printcafe common stock.

As of June 29, 2003, Printcafe’s stock price was $2.56 resulting in a $1,280 asset on the Company’s Consolidated Balance Sheet and the amount of unrealized loss included as a component of other comprehensive income (loss) was $20.

NOTE 7 – INVENTORIES

The components of inventories at June 29, 2003 and December 29, 2002 were as follows:

	June 29,	December 29,
	2003	2002

Finished products	$ 38,509	$ 44,634
Jobs in process	7,532	11,059
Materials and supplies	4,417	4,486

Total	$ 50,458	$ 60,179

#

NOTE 8 – COMMON STOCK HELD IN GRANTOR TRUST

As discussed in Note 13 to its Consolidated Financial Statements in its annual report on Form 10-K for the year ended December 29, 2002, the Company maintains a grantor (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants.  Previously, the Trust was partially funded with shares of the Company’s common stock.  Because obligations under the deferred compensation plan are intended to be settled only in cash, in second quarter 2003 the Company repurchased 124,995 shares from the Trust for $2,231 and transferred them to Treasury Stock.  Company shares held by the Trust were 1,616 at June 29, 2003 and will be transferred to Treasury Stock in third quarter 2003.

NOTE 9 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 29,	June 30,	June 29,	June 30,
(Shares in thousands)	2003	2002	2003	2002

Weighted average shares	28,265	27,940	28,233	27,817
outstanding - basic
Dilutive effect of stock options	-	708	-	566

Weighted average shares
outstanding - diluted	28,265	28,648	28,233	28,383

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 612 shares in second quarter 2002 and 765 shares in the six months ended June 30, 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net loss incurred in the first and second quarters of 2003, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 10 – STOCK OPTIONS

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
Net (loss) income as reported	$ (11,996)	$ 10,942	$ (13,128)	$ 21,859
Less total compensation expense
determined under the fair-value
based method for all awards, net	(398)	(913)	(846)	(1,378)
Proforma net (loss) income	$ (12,394)	$ 10,029	$ (13,974)	$ 20,481
Net (loss) income per share - Basic
As reported	$ (0.42)	$ 0.39	$ (0.46)	$ 0.79
Proforma	$ (0.44)	$ 0.36	$ (0.49)	$ 0.74
Net (loss) income per share - Diluted
As reported	$ (0.42)	$ 0.38	$ (0.46)	$ 0.77
Proforma	$ (0.44)	$ 0.35	$ (0.49)	$ 0.72

NOTE 11 - SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments.  In January 2003, the Company realigned certain operating segments to improve operational effectiveness. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments were aggregated into Other, which includes International, PathForward, and SMARTworks.  Prior periods have been restated to conform to the new organizational structure.  Please refer to the Company’s Form 10-K for the year ended December 29, 2002 for additional information.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 29, 2002.  The segments are managed and reported internally primarily by the type of products they produce.  The Company evaluates segment performance based on operating income.

Segment profit and loss information for 2002 has been revised from previously reported amounts to reflect the current organizational structure.  The Company did not revise assets by segments for 2002 because it is not practicable to do so.  Accordingly, 2002 realigned asset amounts have not been presented.

Information about the Company’s operations by segment for the 13-week periods ended June 29, 2003 and June 30, 2002 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 161,968	$ 59,564	$ 10,771	$ 647	$ 232,950
	2002	183,486	63,212	6,824	263	253,785
Intersegment revenues	2003	$ -	$ -	$ -	$ 331	$ 331
	2002	-	-	-	1,865	1,865
Operating (loss) income (a)	2003	$ (7,887)	$ (6,340)	$ (5,128)	$ (1,402)	$ (20,757)
	2002	19,955	3,763	(1,496)	(3,397)	18,825

(a) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring		$ 8,474	$ 3,400	$ 622	$ 476	$ 12,972
Impairment		$ 8,531	$ 2,092	$ -	$ (1,078)	$ 9,545

Information about the Company’s operations by segment for the 26-week periods ended June 29, 2003 and June 30, 2002 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 323,826	$ 119,774	$ 24,002	$ 1,491	$ 469,093
	2002	373,710	129,203	12,861	1,790	517,564
Intersegment revenues	2003	$ -	$ -	$ -	$ 458	$ 458
	2002	-	-	-	3,623	3,623
Operating (loss) income (a)	2003	(985)	$ (7,434)	$ (9,254)	$ (3,885)	$ (21,558)
	2002	41,226	7,668	(3,870)	(5,358)	39,666
Total assets	2003	$ 238,073	$ 83,205	$ 110,838	$ 10,564	$ 442,680

(a) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring		$ 8,474	$ 3,400	$ 622	$ 476	$ 12,972
Impairment		$ 8,531	$ 2,092	$ -	$ (1,078)	$ 9,545

#

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week and 26-week periods ended June 29, 2003 and June 30, 2002 is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Operating (Loss) Income	$ (20,757)	$ 18,825	$ (21,558)	$ 39,666
Other deductions	150	148	300	297
LIFO adjustment	716	257	716	-
Total other expense	(590)	(2,208)	(1,857)	(4,797)
Income (loss) before income
taxes (benefit)	$ (20,481)	$ 17,022	$ (22,399)	$ 35,166

Total Assets			$ 442,680
Corporate and unallocated			242,704
Total consolidated assets			$ 685,384

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

INDUSTRY OVERVIEW AND BUSINESS RISKS

Standard Register is a leading provider of information solutions for healthcare, banking, insurance, manufacturing, and other industries. Its offerings include forms and labels; document security solutions; automatic identification solutions; consulting; facilities management; printing; warehousing and distribution services; fulfillment services; and e-business solutions that help companies improve their business results. Throughout most of its history, the Company's traditional business has involved the design, production, management, and distribution of printed documents that have helped companies manage their business information and transact with their customers and suppliers. As a strategic partner in migrating companies from paper-based to digital processes, the Company’s strategy is to provide a full spectrum of solutions – from printed documents to consulting to digital solutions - and continue to expand capabilities that help companies reduce costs and apply the appropriate technology to improve their business results. The Company is structured around six strategic business units: Document and Label Solutions, Fulfillment Services, and InSystems (all of which are reportable segments) and International, PathForward, and SMARTworks.

Excess production capacity and stiff price competition are prevalent in the Document and Label Solutions segment, the Company’s traditional business.  Industry demand for traditional custom printed business documents has recently been declining as a result of inroads made by alternative technologies and a relatively weak economy. This very competitive market has led to tremendous price competition and pressure from customers to reduce costs.  Notwithstanding these challenges, the Company believes it has an opportunity to increase its market share through the effective execution of its sales strategies.  It also stands to gain share by providing an increasing array of application software and professional services that help its customers improve their business processes.

Driven by an increase in both consumer and industrial end-use applications, the market for pressure sensitive labels in North America is projected to exhibit steady growth.  The need for operational efficiency is likely to drive consolidation in the industry and companies in the industry will increasingly incorporate technologies such as bar-code technology, Internet-based commerce, digital presses, and environmentally friendly adhesives and inks.  All of these factors will make the industry more efficient, allowing it to compete for new markets with alternative technologies such as shrink sleeve and in-mold label technology.

The overall market for document outsourcing, which includes the Company’s Fulfillment Services segment, is expected to increase as companies increasingly seek outside help to reach their customers with very targeted and customized promotions.  The ability to print and distribute these communications on demand will also fuel growth in this area.  Statement production and kitting represents a large and rapidly growing market, with approximately a dozen companies with national coverage competing based on capabilities and price.  Market trends include the utilization of more technology as document outsourcing processes mature.  Consumers and businesses increasingly want statements and billing on the Internet – electronic bill presentment and payment.

The Company’s InSystems segment focuses on the financial services industry, particularly in the insurance industry.  Industry analysts predict increased information technology spending for financial services companies in general and specifically for insurance, bringing insurance spending alongside other financial services, with more than 8% of revenue being spent on information technology projects.  However, in light of the weak economy, the insurance industry has shown signs of temporarily slowing its IT spending, focusing more on outsourcing than systems solutions.  Nevertheless there are multiple opportunities. Market trends include offering agent and policyholder web portals; this market for insurance portal software indicates significant opportunity for InSystems.  Convergence of technologies around Enterprise Content Management (ECM) in a new approach for managing unstructured content also presents an opportunity to add value to an ECM platform, with InSystems becoming a provider of best in class platform extensions, offering insurance-specific functionality.

In summary, the most significant risks facing the Company for the balance of 2003 revolve around the economy and the effect of alternative technologies on the Company’s traditional product offerings.  Another risk that faces the Company is the continued development of its sales force.  As discussed under Results of Operations, the Company initiated several actions related to its sales force late in 2002 and in early 2003 designed to improve the revenue trend.  These initiatives are continuing to be put in place and are beginning to provide benefits.  The Company is addressing its business risks by focusing on the 2003 restructuring actions to align its cost structure with its expected revenue stream, continued focus on growth opportunities across all segments, product improvements, and the sales force initiatives.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

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

The Company considers the policies discussed below as critical to an understanding of its financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on the Company’s business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect reported and expected financial results. The impact of changes in the estimates and assumptions pertaining to restructuring, impairment, and business combinations is directly reflected in the financial results of the individual segment.  The impact of changes in estimates and assumptions related to pension and postretirement healthcare benefit plans affect segment results through an allocation of corporate expense.

For a detailed discussion of the application of these and other accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 29, 2002.  Management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

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

SFAS No. 87 requires the recognition of a “minimum pension liability” if, as of a given measurement date, the fair value of a plan’s assets is less than its ABO.  The decline in recent years of the U.S. equity markets has significantly reduced the value of the Company’s qualified pension plan assets.  Based upon the Company’s 2002 year-end actuarial valuation, the fair value of the assets dropped below the ABO and accordingly the Company recorded a pension liability equal to the excess of the ABO over plan assets.  This adjustment, net of deferred income taxes, was a direct charge in 2002 to shareholders’ equity of $115 million.

The long-term rate of return on plan assets that the Company is using to determine the fiscal 2003 net periodic pension cost is 9.0% which has increased expense by $2 million.  This, plus the amortization of past market losses and other probable changes in actuarial assumptions, is expected to increase 2003 pension cost by approximately $12 million over the 2002 amount.  The Company does not expect to have a minimum funding requirement in 2003, although it made a voluntary contribution of $10 million in the first quarter of 2003.  The Company also made a voluntary contribution of $17 million in the fourth quarter of 2002.

Restructuring

The Company initiated restructuring actions in the second quarter of 2003 which are being accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  Unlike previous restructurings, under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.

The fair value of a liability is the amount at which that liability could be settled in a current transaction between willing parties.  Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  If quoted market prices are not available, the estimate of fair value is based on the best information available in the circumstances.  Management used estimates to calculate the fair value of its obligations related to severance and other employer related costs, lease cancellations and other contract exit and termination costs related to the 2003 restructuring.  Critical estimates used in the measurement of the 2003 restructuring liabilities included management’s estimate of the Company’s ability to sublease closed facilities within three months and the amount of such sublease arrangements, which range from 40-50% of the original lease amount.  If the Company is unable to sublease the facilities, or the amount or timing of the sublease arrangement differs from expectations, the Company could incur up to an additional $1.2 million of restructuring expense, which is not included in the total estimated restructuring costs to be incurred. Estimates were also used for outplacement costs and while not material, could differ from actual amounts. Additionally, the Company’s estimate of total expected costs to be incurred could increase or decrease depending upon the variability of these estimates, other assumptions used, and the outcome of third quarter restructuring activities.

During 2000 and 2001, the Company was engaged in significant restructuring actions that required management to develop formalized plans related to the restructuring activities.  The development of these plans required the use of significant estimates related to future cash flows and estimated residual value of long-lived assets as well as the recoverability of certain inventories.  In addition, management was required to estimate amounts for severance and other employer related costs and lease cancellations and other contract exit and termination costs.  Given the significance and timing of the restructuring actions, the process was complex and involved periodic reassessments of the original estimates.  Revisions to previously recorded estimates were reported as restructuring actions were completed.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4.8 million of remaining lease payments will be charged to restructuring expense as incurred through 2006.

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

•

Unanticipated competition

•

A loss of key personnel

Long-Lived Assets - The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate, unless quoted market prices are available.  Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

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

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  For assets that were abandoned, the fair value was estimated to be zero and the carrying amount was written off.  For assets held for sale, the Company considered recent sales of similar properties, real estate brokers valuations, and offers and bids to determine fair value.  While the Company believes that the fair value of the assets held for sale is reasonable, if the Company is not successful in selling the assets, further impairments may need to be recognized.

In addition, the Document and Label Solutions segment recorded an impairment charge of approximately $2.0 million related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.

Goodwill and Intangible Assets – Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

The consolidation of PlanetPrint and other Fulfillment Services’ centers in Dallas, Texas, triggered the requirement for an impairment test of the goodwill related to the PlanetPrint acquisition in the second quarter of 2003.  As of June 29, 2003, the goodwill balance related to PlanetPrint was $6.5 million. The Company determined that the undiscounted sum of the expected future cash flows from the assets related to PlanetPrint exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, management was required to make assumptions about future sales and profitability.  This required significant judgement due to the short period of time for which the Company owned this business unit.  In estimating expected future cash flows, the Company used internal forecasts that were based upon actual results, assuming an average revenue growth of 9 % per year and minimal increases in gross margin.  If the Company’s estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

During the third quarter of 2003, the Company will perform the annual test for goodwill impairment related to the InSystems acquisition.

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

ACQUISITIONS

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1.6 million.  The joint venture, known as Label Solutions, S. de R.L. de C.V., will manufacture and sell label products, and will import the Company’s label products.  This joint venture is being accounted for under the equity method of accounting.

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

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $88.7 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $46.9 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. The Company filed an election under section 338 of the Internal Revenue Code, which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchases intangibles, for income tax purposes.  Approximately $45 million of the goodwill and $15 million of the purchased intangibles are expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16.1 million was assigned to service relationships that have a twelve-year useful life and $1.0 million to professional services backlog that have a one-year useful life. Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years. Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  Results of operations for InSystems, which is a separate reporting segment, are included in the Company’s consolidated financial statements from the date of acquisition.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota. The Company paid $9.5 million in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis.  In conjunction with the acquisition, the Company recorded approximately $6.5 million of goodwill and $1.6 million of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to ten years.  In the third quarter, the Company became aware of a potential decline in the revenue stream associated with the software which could result in an asset impairment charge in the third quarter of 2003. Results of operations are included in the Company’s consolidated financial statements from the date of acquisition and included with the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1.0 million in cash, which was recorded as an intangible asset.

RESULTS OF OPERATIONS

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.  The Company also eliminated management positions at its corporate headquarters.  All of these actions were completed at the end of the second quarter.  Minor additional restructuring activities are expected to occur in the third quarter of 2003.

These cost reductions are expected to generate annualized pretax savings of approximately $28 million, with about $13 million of savings to be realized over the balance of 2003.  The estimated cost savings should recoup the cash restructuring costs within six months.

Costs to be incurred include severance and employer related costs, contract termination costs, and other associated costs directly related the restructuring efforts. Total restructuring charges expected to be incurred approximate $16.1 million pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sub-lease payments and associated taxes, utilities and maintenance costs, as well as equipment removal, relocation, and travel to implement the restructuring, will be expensed as incurred through 2005, the majority in the remainder of 2003.  All costs are included in restructuring charges in the accompanying Consolidated Statement of Income.

#

Pre-tax components of the 2003 restructuring charge are as follows:

	Total
	Costs	Charges	Total
	Expected	2Q 2003	2003 YTD
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9,214	$ 8,958	$ 8,958

Contract termination costs:

Lease obligations	2,487	1,922	1,922
Contractual lease obligations for taxes,
utilities, and maintenance costs	453	398	398

Associated costs:

Travel	242	162	162
Equipment removal and relocation	1,662	299	299
Other exit costs	2,029	1,317	1,317

	$ 16,087	$ 13,056	$ 13,056

BY SEGMENT:
Document and Label Solutions	$ 9,634	$ 8,466	$ 8,466

Fulfillment Services	4,878	3,400	3,400

InSystems	622	622	622

Other	953	568	568

Total	$ 16,087	$ 13,056	$ 13,056

Pre-tax components of the 2003 restructuring accrual activity in fiscal 2003 are as follows:

	Charged	Incurred	Balance
	to	in	June 29,
	Accrual	2Q 2003	2003

Severance and employer related costs	$ 8,858	$ (2,267)	$ 6,591

Contract termination costs	2,320	(2)	2,318

Total	$ 11,178	$ (2,269)	$ 8,909

2001 Restructuring

The remaining liability at December 29, 2002 related to long-term lease obligations through 2006 that the Company was attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgement.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs will be in excess of the amount originally estimated.  Approximately $4.8 million of remaining lease payments will be charged to restructuring expense as incurred through 2006.

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	June 29,
	2002	in 2003	2003

Contract exit and termination costs	$ 2,320	$ (2,238)	$ 82

Total	$ 2,320	$ (2,238)	$ 82

2000 Restructuring

The remaining liability from the 2000 restructuring related to a non-cancelable lease obligation that expired in June 2003. In the second quarter of 2003, the Company reversed the excess liability.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance			Balance
	December 29,	Incurred	Reversed	June 29,
	2002	in 2003	in 2003	2003

Contract exit and termination costs	$ 117	$ (33)	$ (84)	$ -

Total	$ 117	$ (33)	$ (84)	$ -

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3.4 million of assets, primarily machinery and equipment, was determined to have no fair value and was disposed of, resulting in a non-cash impairment charge.  Of this amount, $2.2 million related to the Document and Label Solutions segment and $1.2 million related to the Fulfillment Services segment.

The Company has identified certain pieces of equipment and two buildings that were closed that it believes can be sold.  In June 2003, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids to determine fair value. The resulting impairment charge of $5.2 million is included in Asset Impairments in the accompanying Consolidated Statement of Income.  The carrying values of the assets are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet. The Company believes that the assets will be sold within one year and has listed the buildings with real estate brokers and plans to sell the equipment through brokers and to international affiliates.  In accordance with SFAS No. 144, the Company discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value and its useful life was reduced.  The effect on annual depreciation expense will not be material.

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2.3 million.  These buildings were sold during 2003, resulting in a total gain of $1.1 million that is included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

Results of Operations

The table below presents the results of operations for the thirteen and twenty-six week periods ending June 29, 2003 and June 30, 2002.  The figures correspond to or are aggregated directly from those reported in the Statement of Operations.

SUMMARY OF OPERATIONS
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Revenue	$ 233.0	$ 253.8	$ 469.1	$ 517.6
Gross Margin	89.1	101.0	177.6	206.6
% Revenue	38.3%	39.8%	37.9%	39.9%

SG&A and R&D Expense	74.2	70.8	150.7	144.7
Depreciation & Amortization	12.3	11.0	24.9	22.0
Asset Impairment	9.5	-	9.5	-
Restructuring	13.0	-	13.0	-
(Loss) Income From Operations	(19.9)	19.2	(20.5)	39.9

Interest Expense	1.0	3.2	2.7	6.5
Investment (Income) Expense and Other	(0.4)	(1.0)	(0.8)	(1.8)
Pretax (Loss) Income	(20.5)	17.0	(22.4)	35.2

Net (Loss) Income	$ 12.0	$ 10.9	$ (13.1)	$ 21.8
(Loss) Earnings Per Diluted Share	(0.42)	0.38	(0.46)	0.77

Consolidated revenue decreased by 8.2% to $233.0 million in the second quarter of 2003 compared with $253.8 million for the same period of 2002.  Second quarter 2003 revenue included $7.9 million of revenue from the InSystems and PlanetPrint acquisitions completed in the third quarter of 2002.  Excluding the 2002 acquisitions, revenue decreased 11.3% or $28.7 million in the second quarter.  Consolidated revenue decreased by 9.4% to $469.1 million in the first half of 2003 compared with $517.6 for the same period of 2002.  Revenue for the first six months of 2003 included $17.9 million of revenue from acquisitions.  Excluding the 2002 acquisitions, revenue decreased 12.8% or $66.3 million in the first half of 2003.  The decline in revenue was attributable to several factors including weak economic and industry conditions.  Soft business conditions not only have resulted in lower unit volume demands, but customers are also managing their costs by delaying expenditures, extending the review process for purchases, and undertaking strategic sourcing initiatives to reduce their total cost of ownership, impacting all products from documents to software.

The Company’s Document and Label Solutions segment experienced the greatest decline in revenue.  The traditional printing and services (non-label) portion of this segment, which currently represents about half of the Company’s consolidated revenue, operates in an industry currently characterized by modestly declining demand, over-supply, and competitive pricing.  These conditions, coupled with a weak economy that focused customer attention on cost reductions, undermined both volume and pricing. Additionally, in order to bring value to its customers and remain competitive, the Company pursues a strategy of helping its customers improve their profitability by improving their business processes.  This can also lead to lower revenue as improved processes may require fewer or lower value-added documents for existing clients.

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

The Company took actions late in 2002 and early in 2003 designed to improve the revenue trend.  First, the sales incentive system was changed to bring the focus back in the direction of growth.  Second, the Document and Label Solutions sales forces were consolidated and incentives were established to increase the level of cross selling.  Third, the Company established a strategic sales force to develop new business at targeted accounts.  Fourth, an inside sales force was created to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.  Fifth, a lead generation group was formed to develop qualified leads for selected high value added marketing programs.   Finally, the Fulfillment sales force hired several sales representatives with strong industry experience.

Management expects these actions and other initiatives to result in an upturn in revenue during the second half of 2003.  In addition, sales activity has picked up significantly in the second quarter of 2003.  In July 2003, the Company signed a five-year agreement with Broadlane, Inc., a leading group purchasing organization for 2,000 hospitals across the country.  The agreement, which takes effect August 1, names the Company as one of five suppliers to Broadlane customers for their document solution needs, which are estimated by Broadlane at $100 million annually. While there is no guarantee that the Company will win any of this business, this agreement is an example of the opportunities the Company has to grow its business.

Gross margin was 38.3% and 37.9 % for the second quarter and year-to-date period compared with 39.8% and 39.9% for the same periods in 2002.  The decrease was primarily due to the lower revenue, the resulting low absorption of fixed manufacturing costs, and unfavorable product mix.  These factors were partially offset by savings resulting from the Company’s focus on cost reductions and Six Sigma initiatives.

Selling, general, and administrative (“SG&A”) and research and development (R&D) expense totaled $74.2 million for the second quarter of 2003, $3.4 million higher than second quarter of 2002.  SG&A and R&D expense for the six months ended June 29, 2003 was $150.8 million compared to $144.7 million for the comparable period of 2002.  Pension expense for second quarter 2003 and first half of 2003 was $3.9 million and $7.7 million higher than the comparable periods of the prior year, primarily as a result of the decline in recent years of the value of invested pension assets, as discussed more fully under Critical Accounting Policies.  The current quarter and year-to-date periods also included $4.1 million and $8.8 million of expense incurred by the companies acquired in 2002.  Excluding the pension and acquisition effects, expenses were down $4.6 million and $10.4 million for the second quarter and year-to-date period respectively, primarily reflecting lower costs for commission and other compensation.

Depreciation and amortization was $12.3 million and $24.9 million for the three- and six-month periods ended June 29, 2003, respectively compared to $10.9 million and $21.9 million for the same periods of 2002.  The increase between periods is primarily a result of increased amortization expense related to purchased intangibles and software development costs from the 2002 acquisitions.

Interest expense was $1.0 million and $ 2.7 million for the second quarter and first half of 2003, respectively compared to $3.2 million and $6.5 million for the comparable periods of 2002.  The decrease reflects the expiration of an interest rate swap, lower floating rates currently available in the market, and declining debt balances.  The Company’s swap agreement that fixed its borrowing rate at an all-in-rate of approximately 6.7% expired in January 2003.

The effective tax rate for the second quarter of 2003 was 41.1% compared to 35.7% for the comparable period of 2002.  The effective tax rate for the first six months of 2003 was 41.1% compared to 37.8% for the first six months of 2002.  In second quarter 2002, the Company received a refund for research and development tax credits and also had a higher balance of tax-exempt investments creating a lower effective tax rate for 2002.

REALIGNMENT OF SEGMENTS

In January 2003, the Company realigned its operating segments to improve operational effectiveness. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments are aggregated into Other, which includes International, PathForward (both previously part of Document Management) and SMARTworks.  Prior period amounts have been restated to conform to the new organizational structure.  Please refer to the Company’s Form 10-K for the year ended December 29, 2002 for additional information.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
Revenue	$ 162.0	$ 183.5	$ 323.8	$ 373.7
% Change	-11.7%		-13.3%
Operating (Loss) Income *	$ (7.9)	$ 20.0	$ (1.0)	$ 41.2
% Revenue	4.9%	10.9%	0.0%	11.0%

* 2003 Operating loss includes $8.5 million and $8.6 million of restructuring and asset impairment charges, respectively.

Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business forms and related services has been flat or in modest decline in recent years.  Major factors responsible for the revenue decline in this segment were discussed earlier under the Results of Operations – relatively low economic activity, weak pricing in an oversupplied industry, inroads made by alternative technologies, and the residual effects of the 2001 restructuring.  Management believes there are many opportunities for growth in this segment and has undertaken initiatives, described earlier, which are focused on taking market share and increasing revenue.  This segment is being successful in obtaining new contracts and customers; however, at lower gross margins which is having an impact on operating income.

In the second quarter of 2003, this segment recorded restructuring and asset impairment charges of $8.5 million and $8.6 million, respectively. Excluding these charges, operating income was $9.2 million and $16.1 million for the second quarter and first half of 2003, respectively. The decrease in 2003 operating income compared to the prior periods primarily reflects the loss of contribution margin (revenue less variable costs) resulting from the lower revenue.  This segment also incurred increased SG&A expense for the three and six-month periods in 2003, the net of lower incentive compensation and increased spending on inside sales, lead generation, and other initiatives designed to drive sales.

Fulfillment Services

This segment helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.   Its major markets are financial services, healthcare, and membership.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenue	$ 59.6	$ 63.2	$ 119.8	$ 129.2
% Change	-5.8%		-7.3%

Operating (Loss) Income	$ (6.3)	$ 3.8	$ (7.4)	$ 7.7
% Revenue	-10.6%	6.0%	-6.2%	5.9%

* 2003 Operating loss includes $3.4 million and $2.1 million of restructuring and asset impairment charges, respectively.

Revenue in second quarter 2003 decreased 5.8% over the same period of 2002.  The 2002 acquisitions contributed approximately $3.6 million in revenue for the second quarter of 2003.  Excluding acquisitions, revenue decreased by 11.5%, or $7.3 million.  Revenue for the first half of 2003 decreased 7.3% over the same period of 2002.  The 2002 acquisitions contributed approximately $7.7 million in revenue for the first six months of 2003.  Excluding acquisitions, revenue decreased by 13.2%, or $17.1 million.  While new business is more than offsetting lost business, this segment is experiencing much lower volume from existing customers. A significant share of this shortfall occurred in traditional short-run offset printing, attributed to shifting technology, pricing pressure, and the residual effects of the 2001 restructuring discussed earlier.  The prior year also benefited from two orders totaling approximately $2 million that did not reoccur in 2003 – the first a one-time customer promotion and the second produced in a different quarter.

In the second quarter of 2003, this segment recorded restructuring and asset impairment charges of $3.4 million and $2.1 million, respectively. Excluding these charges, operating loss was $0.8 million and $1.9 million for the second quarter and first half of 2003, respectively. The decline in operating income is primarily a function of the lower revenue, increased investments in the sales force, change in product mix, and the effect of consolidating operations during the restructuring previously discussed.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Revenue	$ 10.8	$ 6.8	$ 24.0	$ 12.9
% Change	57.8%		86.6%

Operating Loss	$ (5.1)	$ (1.5)	$ (9.2)	$ (3.9)
% Revenue	-47.6%	-21.9%	-38.5%	-30.0%

* 2003 Operating loss includes $0.6 million of restructuring charges.

Second quarter and year-to-date 2002 revenue and operating loss includes the portion of this segment’s revenue attributable to certain software development operations that were previously part of the Document Management segment.  Substantially all of the revenue increases for the second quarter and first half of 2003 are related to the acquisition of InSystems in July 2002.  This segment has seen a slowdown in software spending as customers delay software purchases.

Of the $3.6 million and $5.3 million increase in operating loss for second quarter and first half of 2003, approximately $2.3 million and $3.6 million is acquisition related, which includes amortization of purchased intangibles and software development costs.

This segment has experienced a temporary slowdown in IT spending by the insurance industry, with new contracts being delayed.  This has resulted in less license revenue, which is at much higher margins, than service revenue.  Unfavorable product mix is impacting operating income.

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

#

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated strong internal operating cash flow in each of the past two years.  Net cash outflow in the first six months of 2003 was $9.8 million primarily driven by debt repayments totaling $32.5 million, compared with $51.3 million net cash inflow in the comparable period of 2002.  The major elements of the Statement of Cash Flows are presented below in a summarized format.  The comments that follow will focus primarily on the first half of 2003 with some references to the comparable prior year period.

CASH INFLOW (OUTFLOW)	June 29,	June 30,
(Dollars in millions)	2003	2002

Net (loss) income plus non-cash adjustments [1]	$ 35.4	$ 42.7

Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	21.0	29.7
Inventories	9.7	6.5
Prepaid income taxes	5.0	29.1
Restructuring spending	(6.4)	(7.2)
Accounts payable and accrued expenses	(16.0)	(26.3)

All other	(8.1)	(6.9)
Net cash provided by operating activities	40.6	67.6

Capital expenditures	(9.6)	(10.6)
Proceeds from sale of plant and equipment	3.4	7.7
Proceeds from (additions to) investments	(0.3)	(5.0)
Net cash used in by investing activities	(6.5)	(7.9)

Debt payments	(32.5)	(0.6)
Dividends paid	(13.1)	(12.9)
Proceeds from issuance of common stock	1.0	5.1
Net cash used in financing activities	(44.6)	(8.4)
Effect of exchange rate changes on cash	0.7	-
Net cash flow	$ (9.8)	$ 51.3

1 Non-cash adjustments included above include depreciation, amortization, restructuring, impairment, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net (loss) income to net cash provided by operating activities.”

Cash Flows from Operating Activities

The profitability of the business, adjusted for non-cash expenses and charges, was the major source of cash flow from operations in each of the periods presented above.  The change from year to year was primarily a reflection of the change in profitability as discussed previously under Results of Operations.

$30.7 million in year-to-date 2003 cash flow came from reductions in accounts receivable and inventory balances, reflecting lower revenue.  Inventory balances in the near future may increase if the Company is successful in its efforts to displace its competitors in large document management accounts that carry high custom stored inventories.  The longer-term trend, however, will be a reduction in inventory as print-on-demand displaces the traditional practice of long production runs and subsequent storage of custom documents for customers.

The allowance for uncollectible trade and notes receivable decreased from $7.8 million at the end of 2002 to $6.9 million at June 29, 2003.  The reduction reflected the decrease in the accounts receivable balance and an improvement in the aging.

Spending related to the 2003 restructuring was $4.1 in second quarter 2003.  This spending will continue throughout the second half of 2003 as severance and related employer costs, contract termination costs and other associated costs related to the restructuring are incurred.  At June 29, 2003 a $9.0 million liability remains for such costs related to the restructuring.  See Results of Operations for further discussion of the 2003 restructuring.  Spending related to the 2000 and 2001 restructurings was $2.3 million in the first six months of 2003, significantly lower than in the prior year.

The balance of prepaid taxes decreased $5.0 million, reflecting $14.1 million in federal income tax refunds received, offset by current tax provisions. The balance of accounts payable and accrued expenses declined $16.0 million from the beginning of 2003.  Accounts payable were modestly lower, a function of lower revenue and purchases, and accrued interest was lower, a function of lower interest rates and debt levels.  Executive management did not earn a bonus in 2002 and other bonuses across the Company were also significantly lower, reducing the year-end incentive pay liability that is normally paid during first quarter.

Pension and other postretirement obligations accounted for $5.6 million of the $8.0 million other cash outflow in the first half of 2003 which includes a contribution of $10 million to the pension plan in the first quarter of 2003.

Cash Flows From Investing Activities

The Company’s investing activities included capital expenditures totaling $9.6 million in 2003, primarily for machinery and equipment. The Company’s strategy for future growth relies more heavily on the acquisition and development of intellectual assets and human capabilities, much of which is recorded as expense rather than as long-term capital.  This shift is reflected in the capital spending in the last two fiscal years that has averaged $27 million, well below the $64 million average for the preceding five years.  The Company expects to spend $25-$30 million on capital projects in 2003, including improvements to its internal systems infrastructure and current year investments in its print-on-demand strategy.

Cash Flows From Financing Activities

The Company repaid approximately $32.5 million of debt during first quarter 2003, of which $30 million was related to the Company’s revolving credit facility and $2.3 million was related to the final payment on industrial development revenue bonds.  The Company’s interest rate swap expired in January 2003, and management made the decision to apply a portion of the Company’s available cash to reducing the borrowing level.

The Company has paid a $.23 quarterly dividend in each quarter of the last three years.  The slight increase in 2003 dividend payments to $13.1 million reflects an increase in common stock outstanding, primarily as a result of the issuance of restricted stock and stock option exercises in connection with long-term incentive plans.

Financial Condition

The Company’s condensed balance sheet is shown below in an analytical format for June 29, 2003 and December 29, 2002.  The comments that follow are intended to add to the previous discussion of cash flows from operating, investing, and financing activities.

NET INVESTMENT	June 29,	December 29,
(Dollars in millions)	2003	2002
Accounts and Notes Receivable	$ 135.0	$ 155.9
Inventories	50.5	60.2
Prepaid Expense	13.2	12.8
Prepaid Income Taxes	14.1	19.0
Deferred Income Taxes	21.4	21.3
Accounts Payable & Accruals	(81.7)	(97.4)
Net Current Assets Excl Cash, Debt and Accrued Restructuring	152.5	171.8
Turnover	6.0x	6.0x
Accrued Restructuring	(9.0)	(2.4)
Capital Assets @ NBV	180.4	206.2
YTD Capital Expenditures	9.6	28.2
YTD Depreciation	22.0	43.9
Goodwill, Software & Intangibles	69.6	70.8
Retiree Healthcare Liability	(49.1)	(49.4)
Pension Liability	(63.5)	(68.8)
Long-term Deferred Tax Asset	40.7	40.9
Other Long-term Net Asset	33.6	30.6
Total	$ 355.2	$ 398.7
CAPITAL STRUCTURE
Total Debt	$ 170.1	$ 202.6
Less Cash and Short-term Investments	113.0	122.9
Net Debt	57.1	79.7
Equity	298.1	319.0
Total	$ 355.2	$ 398.7
Net Debt:Total Capital	16%	20%

The turnover of net current assets (excluding cash, debt and accrued restructuring) at June 29, 2003 compared to year-end 2002 remained constant at 6.0x.  The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

Excluding the asset impairment in second quarter 2003, the net book value of capital assets decreased $15.2 million, primarily reflecting an $12.4 million gap between the $9.6 of capital spending and $22.0 million in annual depreciation.  For the reasons discussed previously, the balance in this account is expected to decrease further in 2003 as an estimated $44 million in depreciation will once again exceed capital spending, currently estimated at $25 to $ 30 million.

Total debt was $170.1 million, as the Company made $32.5 million in debt re-payments during first quarter 2003. Cash decreased $9.6 million from $122.6 million at the outset of the year to $113.1 million at the close, primarily as a result of the debt re-payments.  Net debt (total debt less cash and cash equivalents) was $57.1 million at June 29, 2003, compared to $79.7 million at December 29, 2002.  The Company’s strong financial condition is illustrated by the 16% ratio of net debt to total capital at June 29, 2003.

The Company had a $250 million unsecured revolving credit facility agreement with ten banks. Borrowing under the credit facility was $170.0 million at June 29, 2003.  The agreement provides for a four-year commitment of up to $170 million, maturing May 2005 and a 364-day commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio.  The Company is subject to debt covenants under this credit facility.  In May 2003, the Company reduced the $80 million component to $50 million and extended it one year under the same pricing arrangements.  This change reduced the total credit facility to $220 million.  On July 28, 2003, the Company repaid $45 million of its borrowings under the credit facility.

The following table summarizes the Company’s significant contractual obligations at June 29, 2003:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$ 170.0	$ -	$ 170.0	$ -	$ -
Capital lease obligations	0.1	0.1	-	-	-
Operating leases *	74.0	25.8	38.7	5.3	4.2
Purchase commitments	1.1	1.1	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$ 245.2	$ 27.0	$ 208.7	$ 5.3	$ 4.2

* Amounts have not been updated from December 29, 2002, as there have not been significant changes.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard requires the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  As of March 30, 2003, the Company reviewed its assets and has identified no asset retirement obligations.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the section of SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections,” regarding financial reporting for early extinguishment of debt.  Since the Company does not have any gains or losses on extinguishment of debt recorded, the adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  See Note 4 “Restructuring and Impairment Charges,

Effective January 1, 2003, the Company adopted Financial Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN No. 45 incorporates, without change, the guidance in FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  There are several exceptions including, but not limited to, pension contracts, deferred compensation contracts, lessee’s residual value guarantee in a capital lease, guarantees accounted for as contingent rent, and guarantees that constitute vendor rebates.

FIN 45 requires disclosure of the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.  The maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations and the nature and extent of any recourse provisions that would enable the guarantor to recover amounts paid under the guarantee must also be disclosed.

FIN 45 is effective, on a prospective basis, to guarantees issued or modified after December 31, 2002.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify financial instruments within its scope as liabilities (or assets in some circumstances).  SFAS No.150 covers certain financial instruments that embody an obligation which the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The Company will adopt this new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003 and does not anticipate that the adoption will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.”  FIN 46 extends the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  These variable interest entities (VIEs) are to be evaluated for consolidation based on their variable interests.  Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE.  VIE’s have commonly been referred to as special-purpose entities or off-balance sheet structures.  The objective of FIN 46 is not to restrict the use of VIEs, but to improve the financial reporting related to them.

FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation.  Variable interests include equity investments, loans, leases, derivatives, guarantees, forward contracts, service contracts, and other instruments whose values change with changes in the VIE’s assets.  FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003.  created before February 1, 2003.  The Company must apply FIN 46 beginning in the third quarter of fiscal 2003 for all VIEs created before February 1, 2003. The Company is currently evaluating the impacts of the initial recognition, measurement, and disclosure provisions of FIN 46; however, the Company does not believe that it holds any VIEs that require disclosure or consolidation.

In November 2002 the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”.  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets.  In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement.  It also addresses how arrangement consideration should be measured and allocated.  EITF No. 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate method of revenue recognition.

Under EITF No. 00-21 revenue arrangements with multiple deliverables should be accounted for separately if the product or service has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the product or service, the arrangement includes a general right of return relative to the item, and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.  Consideration should be allocated among the separate elements of the arrangement based on their relative fair value.

EITF No. 00-21 requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements, including performance-, cancellation-, termination-, or refund-type provisions.  EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact of the initial recognition, measurement, and disclosure provisions and does not anticipate that the adoption will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 29, 2003

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments, as outlined in the 2002 Form 10K. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  With the expiration of the interest rate swap in first quarter 2003, the Company is exposed to an increased level of interest rate risk.  There have been no other material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 29, 2002.

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

The Company’s Annual Meeting of Shareholders was held April 16, 2003.

As a result of voting of the Shareholders, the following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE

IN FAVOR

WITHHELD

Roy W. Begley, Jr.

44,985,874

   152,824

F. David Clarke, III

44,938,952

   199,746

Paul H. Granzow

44,936,331

   202,367

Sherrill W. Hudson

44,928,734

   209,964

Dennis L. Rediker

43,698,601

1,440,097

Ann Scavullo

44,933,562

   205,136

John J. Schiff, Jr.

44,938,340

   200,358

John Q. Sherman, II

42,456,270

2,682,428

Following is the result of voting by the Shareholders regarding the amendment of the Code of Regulations to provide flexibility in setting the date for the annual meeting of shareholders:

IN FAVOR

OPPOSED

ABSTAINED

45,089,802

   27,389

  21,507

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company’s Auditors for the year 2003:

IN FAVOR

OPPOSED

ABSTAINED

44,999,215

  115,294

  24,189

ITEM 5.  OTHER INFORMATION

None.

#

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

a)

Exhibits

Exhibit  #    Description

2

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

Not applicable

23.1

  Consent of Independent Auditor

Included

24

  Power of attorney

Not applicable

99.1

  Review report of Independent Auditor

Included

99.2

  Certifications pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002

Included

99.3

  Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

b)

Reports on Form 8K

A report on Form 8K related to the Company’s press release announcing the results of operations for first quarter 2003 was filed by the Company on April 24, 2003.

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 29, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2003

/s/ Craig J. Brown	By Craig J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer

#

Exhibit 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis L. Rediker, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of The Standard Register Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig J. Brown, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of The Standard Register Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 99.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2003

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

Exhibit 99.3

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 6, 2003

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer