Form 10-Q
period 2003-09-28
STANDARD REGISTER CO
filed 2003-11-12
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2003
Common stock, $1.00 par value	23,733,493 shares
Class A stock, $1.00 par value	4,725,000 shares

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 28, 2003

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended September 28, 2003 and September 29, 2002 and for the 39 Weeks Ended September 28, 2003 and September 29, 2002	3

b)	Consolidated Balance Sheet
	as of September 28, 2003 and December 29, 2002	4-5

c)	Consolidated Statement of Cash Flows
	for the 39 Weeks Ended September 28, 2003 and September 29, 2002	6

d)	Notes to Consolidated Financial Statements	7-20

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21-44

Item 3. Quantitative and Qualitative Disclosure About Market Risk		45

Item 4. Controls and Procedures		45

Part II – Other Information

Item 1. Legal Proceedings		46

Item 2. Changes in Securities and Use of Proceeds		46

Item 3. Defaults upon Senior Securities		46

Item 4. Submission of Matters to a Vote of Security Holders		46

Item 5. Other Information		46

Item 6. Exhibits and Reports on Form 8-K		47

Signature		48

#

PART I - FINANCIAL INFORMATION

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 28	September 29	September 28	September 29
	2003	2002	2003	2002

REVENUE
Products	$ 184,003	$ 207,089	$ 570,255	$ 630,133
Services	38,105	45,609	120,946	140,129
Total revenue	222,108	252,698	691,201	770,262

COST OF SALES
Products	112,124	124,574	346,556	374,932
Services	25,439	29,403	82,491	90,054
Total cost of sales	137,563	153,977	429,047	464,986

GROSS MARGIN	84,545	98,721	262,154	305,276

OPERATING EXPENSES
Research and development	3,887	4,769	13,670	13,090
Selling, general and administrative	67,878	68,563	208,843	204,965
Depreciation and amortization	10,406	12,311	35,292	34,180
Asset impairments	1,306	-	10,851	-
Restructuring charges	3,234	-	16,206	-
Total operating expenses	86,711	85,643	284,862	252,235

(LOSS) INCOME FROM OPERATIONS	(2,166)	13,078	(22,708)	53,041

OTHER INCOME (EXPENSE)
Interest expense	(642)	(3,429)	(3,276)	(9,941)
Investment income and other	118	721	895	2,436
Total other expense	(524)	(2,708)	(2,381)	(7,505)

(LOSS) INCOME BEFORE INCOME TAXES	(2,690)	10,370	(25,089)	45,536

INCOME TAX (BENEFIT) EXPENSE	(1,136)	4,120	(10,407)	17,427

NET (LOSS) INCOME	$ (1,554)	$ 6,250	$ (14,682)	$ 28,109

(LOSS) EARNINGS PER SHARE

Basic	$ (0.05)	$ 0.22	$ (0.52)	$ 1.01

Diluted	$ (0.05)	$ 0.22	$ (0.52)	$ 0.99

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET (LOSS) INCOME	$ (1,554)	$ 6,250	$ (14,682)	$ 28,109
Deferred cost on interest rate swap, net of $672, $815,
and $1,740 deferred income tax expense	-	1,008	1,210	2,609
Unrealized gain on available-for-sale securities
net of $722 and $1,736 deferred income tax benefit
in third quarter 2002 and year-to-date 2002	15	(1,083)	675	(2,604)
Deferred cost on forward contract	(225)	-	(46)	-
Minimum pension liability, net of $75,426 deferred
tax benefit	-	(113,138)	-	(113,138)
Foreign currency translation adjustment	232	24	1,272	24

COMPREHENSIVE LOSS	$ (1,532)	$ (106,939)	$ (11,571)	$ (85,000)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 28	December 29
A S S E T S	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 62,796	$ 122,579
Trading securities	210	255
Accounts and notes receivable, less allowance for doubtful
accounts of $5,059 and $6,312, respectively	131,995	155,930
Inventories	52,102	60,179
Prepaid income taxes	15,133	19,029
Deferred income taxes	21,234	21,292
Prepaid expense	13,704	12,793
Total current assets	297,174	392,057

PLANT AND EQUIPMENT
Buildings and improvements	69,398	83,324
Machinery and equipment	221,870	248,093
Office equipment	166,410	162,505
Total	457,678	493,922
Less accumulated depreciation	296,038	300,801
Depreciated cost	161,640	193,121
Plant and equipment under construction	4,486	8,606
Land	3,798	4,495
Net assets held for sale	5,179	-
Total plant and equipment	175,103	206,222

OTHER ASSETS
Goodwill	53,616	53,613
Intangible assets, net	15,644	17,199
Deferred tax asset	41,266	40,865
Software development costs, net	17,370	20,987
Restricted cash	4,140	2,401
Available-for-sale securities	1,295	620
Other	22,277	20,900
Total other assets	155,608	156,585

Total assets	$ 627,885	$ 754,864

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 28	December 29
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES
Current portion of long-term debt	$ 23	$ 2,572
Accounts payable	26,292	30,853
Accrued compensation	29,232	26,184
Deferred revenue	8,881	8,591
Accrued restructuring	4,008	2,437
Other current liabilities	24,604	31,803
Total current liabilities	93,040	102,440

LONG-TERM LIABILITIES
Long-term debt	125,000	200,010
Pension benefit obligation	55,642	68,803
Retiree health care obligation	48,910	49,374
Deferred compensation	13,610	12,275
Deferred cost of interest rate swap	-	2,025
Other long-term liabilities	620	936
Total long-term liabilities	243,782	333,423

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2003 -25,657,255; 2002 - 25,340,543	25,657	25,340
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	56,551	51,541
Accumulated other comprehensive losses	(115,564)	(118,677)
Retained earnings	375,642	409,834
Treasury stock at cost:
2003 - 1,923,762 shares; 2002 - 1,797,150	(49,351)	(46,124)
Unearned compensation - restricted stock	(6,597)	(4,468)
Common stock held in grantor trust, at cost:
2003 - 0 shares; 2002 - 123,121 shares	-	(3,170)
Total shareholders' equity	291,063	319,001

Total liabilities and shareholders' equity	$ 627,885	$ 754,864

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
	39 Weeks Ended	39 Weeks Ended
	September 28	September 29
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (14,682)	$ 28,109
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	35,292	33,846
Asset impairments	10,851	-
Restructuring charges	16,206	-
Loss (gain) on sale of assets	995	(1,879)
Amortization of unearned compensation - restricted stock	1,667	1,255
Deferred income taxes	(1,128)	-
Tax benefit from exercise of stock options	129	-
Changes in operating assets and liabilities:
Accounts and notes receivable	23,927	45,087
Inventories	8,077	16,188
Prepaid income taxes	3,897	28,465
Other assets	(3,765)	(1,329)
Restructuring spending	(14,635)	(9,338)
Accounts payable and accrued expenses	(8,707)	(29,038)
Pension and postretirement obligation	(13,625)	(6,871)
Deferred income	290	342
Other liabilities	1,019	6
Net cash provided by operating activities	45,808	104,843
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(14,439)	(19,425)
Proceeds from sale of plant and equipment	3,973	8,488
Acquisitions, net of cash received	-	(99,199)
Purchase of marketable securities	-	(5,000)
Additions to other investments	(293)	-
Net cash used in investing activities	(10,759)	(115,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(77,584)	(1,970)
Proceeds from issuance of common stock	1,402	5,984
Dividends paid	(19,567)	(19,285)
Net cash used in financing activities	(95,749)	(15,271)
Effect of exchange rate changes on cash	917	10
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(59,783)	(25,554)
Cash and cash equivalents at beginning of period	122,579	163,502
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 62,796	$ 137,948
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  See Note 3 “Restructuring and Impairment Charges.”

Effective December 30, 2002, the Company adopted Financial Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 further defines the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  The Financial Accounting Standards Board (FASB) defines an underlying as a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable.  There are several exceptions including, but not limited to, pension contracts, deferred compensation contracts, lessee’s residual value guarantee in a capital lease, guarantees accounted for as contingent rent, and guarantees that constitute vendor rebates.

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

Effective June 15, 2003, the Company adopted EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets.  In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement.  It also addresses how arrangement consideration should be measured and allocated.  EITF No. 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate method of revenue recognition.

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

EITF No. 00-21 requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements, including performance-, cancellation-, termination-, or refund-type provisions.  EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows; amends the definition of an underlying to conform to the language used in FIN 45; and amends certain other existing pronouncements.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances).  SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.”  FIN 46 extends the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  These variable interest entities (VIEs) are to be evaluated for consolidation based on their variable interests.  Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE.  VIEs have commonly been referred to as special-purpose entities or off-balance sheet structures.  The objective of FIN 46 is not to restrict the use of VIEs, but to improve the financial reporting related to them.

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

The provisions of FIN 46 were effective in January 2003 for all VIEs created after January 31, 2003.  The provisions of FIN46 for all VIEs created before February 1, 2003 will be effective December 31, 2003.  The Company is currently evaluating the impacts of the initial recognition, measurement and disclosure provisions of FIN 46; however, the Company does not believe that it holds any VIEs that require disclosure or consolidation.

NOTE 3 – RESTRUCTURING AND IMPAIRMENT CHARGES

Pre-tax components of the total restructuring charges recorded in 2003 are as follows:

	Charges			Total
	Directly to	Charges to	Reversed	2003
	Restructuring	Restructuring	in	Restructuring
	Expense	Accrual	2003	Expense

2003 Restructuring
Severance and employer related costs	$ 293	$ 9,084	$ -	$ 9,377
Contract exit and termination costs	775	2,320	-	3,095
Implementation costs	3,055	-	-	3,055
Total 2003 restructuring	4,123	11,404	-	15,527

2001 Restructuring
Contract exit and termination costs	763	-	-	763
Total 2001 restructuring	763	-	-	763

2000 Restructuring
Contract exit and termination costs	-	-	(84)	(84)
Total 2000 restructuring	-	-	(84)	(84)
Total restructuring expense	$ 4,886	$ 11,404	$ (84)	$ 16,206

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.  The Company also eliminated management positions at its corporate headquarters.  All of these actions were completed at the end of the second quarter. Minor additional restructuring activities that occurred in the third quarter of 2003 consisted of additional headcount reductions in addition to ongoing restructuring costs from the second quarter restructuring actions.

The 2003 restructuring activities are expected to generate annualized pretax savings of approximately $28,000, with about $12,000 of savings to be realized in the last half of 2003.  The estimated cost savings should recoup the cash restructuring costs within 11 months.

Costs to be incurred include severance and employer related costs, contract termination costs, and other associated costs directly related the restructuring efforts. Total restructuring charges expected to be incurred total $17,000 pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and associated taxes, utilities and maintenance costs, as well as equipment removal, relocation, and travel to implement the restructuring, will be expensed as incurred through 2005, the majority in the remainder of 2003.  All costs are included in restructuring charges in the accompanying Consolidated Statement of Income.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total
	Costs	Charges	Total
	Expected	3Q 2003	2003 YTD
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9,388	$ 419	$ 9,377

Contract termination costs:
Lease obligations	2,551	3	1,925
Contractual lease obligations for taxes,
utilities, and maintenance costs	398	-	398

Associated costs:
Travel	281	119	281
Equipment removal and relocation	2,345	1,187	2,165
Other exit costs	2,037	743	1,381

	$ 17,000	$ 2,471	$ 15,527
BY SEGMENT:
Document and Label Solutions	$ 10,569	$ 1,748	$ 10,214

Fulfillment Services	4,942	612	4,012

InSystems	659	37	659

Other	830	74	642

Total	$ 17,000	$ 2,471	$ 15,527

Pre-tax components of the 2003 restructuring accrual activity in fiscal 2003 are as follows:

	Charged	Incurred	Balance
	to	in	September 29,
	Accrual	2003	2003
Severance and employer related costs	$ 9,084	$ (6,865)	$ 2,219
Contract termination costs	2,320	(531)	1,789
Total	$ 11,404	$ (7,396)	$ 4,008

2001 Restructuring

The remaining liability at December 29, 2002, relates to long-term lease obligations through 2006 that the Company was attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4,822 of lease payments will be charged to restructuring expense as incurred through 2006, of which $763 was expensed in the third quarter of 2003.

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	September 28,
	2002	in 2003	2003

Contract exit and termination costs	$ 2,320	$ (2,320)	$ -

Total	$ 2,320	$ (2,320)	$ -

2000 Restructuring

The remaining liability from the 2000 restructuring related to a non-cancelable lease obligation that expired in June 2003. In the second quarter of 2003, the Company reversed the excess liability.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance			Balance
	December 29,	Incurred	Reversed	September 28,
	2002	in 2003	in 2003	2003

Contract exit and termination costs	$ 117	$ (33)	$ (84)	$ -

Total	$ 117	$ (33)	$ (84)	$ -

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3,172 of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2,211 related to the Document and Label Solutions segment and $961 related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believes can be sold.  In June 2003, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids.  The resulting impairment charge of $5,790 is included in Asset Impairments in the accompanying Consolidated Statement of Income.  The carrying values of the assets that are to be sold are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet.

During the third quarter of 2003, the Company sold a small portion of the equipment resulting in a $239 reduction of the impairment charge.  The Company believes that the remaining assets will be sold within one year and has listed the buildings with real estate brokers and plans to sell the remaining equipment through brokers and to international affiliates.  In accordance with SFAS No. 144, the Company discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge in the second quarter of 2003 in the amount of $2,020 related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense is not material.

In the third quarter of 2003, PathForward recorded an impairment charge of $1,190 related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer; beginning in the fourth quarter of 2003, the use of this software by this customer ceased as a result of a mutual decision by both the Company and the customer.  The Company has determined there are no alternative uses for this software.  This impairment charge is included in Asset Impairments on the accompanying Statement of Income.  The effect on annual amortization expense is not material.

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2,263.  These buildings were sold during 2003, resulting in a total gain of $1,082 that is included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

NOTE 4 – ACQUISITIONS

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1,600.  The joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V., will manufacture and sell label products, and will import the Company’s label products.  This joint venture is being accounted for under the equity method of accounting.

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

Results of operations for InSystems have been included in the Company’s Consolidated Financial Statements since the date of acquisition.  InSystems is part of a reportable segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for thirteen and thirty-nine week periods ending September 29, 2002 as if InSystems had been acquired at the beginning of the quarter.  The pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisition had been in effect for the period presented.  In addition, it is not intended to be a projection of future results and does not reflect any synergies that might be achieved from combining the operations.

	13 Weeks	39 Weeks
	Ended	Ended
	September 29,	September 29,
(Unaudited)	2002	2002
Revenue	$ 252,698	$ 781,707
Net Income	$ 6,250	$ 27,341
Net Income Per Share
Basic	$ 0.22	$ 0.98
Diluted	$ 0.22	$ 0.96

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $10,428 in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota. The acquisition was accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company recorded approximately $6,557 of goodwill and $1,586 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs were being amortized on a straight-line basis over five years; however, in the third quarter of 2003, the Company recorded an impairment charge related to these capitalized software development costs.  See discussion regarding this impairment in Note 3 Restructuring and Impairment Charges. Results of operations from the date of acquisition are included in the Company’s Consolidated Financial Statements in the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1,000 in cash, which was recorded as an intangible asset.  Pro forma financial information and other related disclosures have not been presented because the acquisitions were not material.

NOTE 5 – INVESTMENTS

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

On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  The acquisition was completed on October 21, 2003.  The Company has elected to receive cash for its shares of Printcafe stock.

NOTE 6 – INVENTORIES

The components of inventories at September 28, 2003 and December 29, 2002 were as follows:

	September 28,	December 29,
	2003	2002

Finished products	$ 39,099	$ 44,634
Jobs in process	8,433	11,059
Materials and supplies	4,570	4,486

Total	$ 52,102	$ 60,179

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill as of September 28, 2003 allocated by reportable business segments is as follows:

	Document and	Fulfillment
	Label Solutions	Services	InSystems	Total

Goodwill at December 29, 2002	$ -	$ 6,548	$ 47,065	$ 53,613
Purchase price adjustments	-	9	(6)	3
Impairment losses	-	-	-	-
Goodwill at September 28, 2003	$ -	$ 6,557	$ 47,059	$ 53,616

As a result of the realignment of segments in January 2003, the goodwill related to the PlanetPrint acquisition which was reported by the Document Management segment in 2002 is now included in the Fulfillment Services segment.

Identifiable intangible assets consist of the following:

	September 28, 2003		December 29, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives
Service relationships	$ 16,048	$ (1,671)	$ 16,048	$ (669)
Patents	2,707	(2,440)	2,707	(2,405)
Professional services backlog	1,036	(1,036)	1,036	(518)
	19,791	(5,147)	19,791	(3,592)

Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 20,791	$ (5,147)	$ 20,791	$ (3,592)

Amortization expense for intangible assets was $346 and $1,555 for third quarter 2003 and the first nine months of 2003, respectively.  Amortization expense for intangible assets was $1,233 for the year ended December 29, 2002.  Estimated amortization expense for the next five years is as follows: 2004-$1,384; 2005-$1,384; 2006-$1,384; 2007-$1,384; and 2008-$1,384.  Such estimates do not reflect the impact of future foreign exchange rate changes.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangibles are evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Intangible assets that are subject to amortization are evaluated for impairment if impairment indicators arise in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The consolidation of PlanetPrint and other Fulfillment Services’ centers in Dallas, Texas, triggered the requirement for an impairment test of the goodwill related to the PlanetPrint acquisition in the second quarter of 2003.  During the third quarter of 2003, the Company also performed the annual test for goodwill impairment related to the InSystems acquisition.  These tests were performed at the reporting unit level.  In both tests, the Company determined that the undiscounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

NOTE 8 – COMMON STOCK HELD IN GRANTOR TRUST

As discussed in Note 13 to its Consolidated Financial Statements in its annual report on Form 10-K for the year ended December 29, 2002, the Company maintains a grantor (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants.  Previously, the Trust was partially funded with shares of the Company’s common stock.  Because obligations under the deferred compensation plan are intended to be settled only in cash, in the second and third quarters of 2003 the Company repurchased 124,995 and 1,617 shares from the Trust for $2,231 and $29, respectively and transferred them to Treasury Stock.  There were no Company shares held by the Trust at September 28, 2003.

NOTE 9 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
(Shares in thousands)	2003	2002	2003	2002

Weighted average shares	28,350	28,134	28,272	27,923
outstanding - basic
Dilutive effect of stock options	-	490	-	541

Weighted average shares
outstanding - diluted	28,350	28,624	28,272	28,464

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 897,496 shares in 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net losses incurred in 2003, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
Net (loss) income as reported	$ (1,554)	$ 6,250	$ (14,682)	$ 28,109
Less total compensation expense
determined under the fair-value
based method for all awards, net	(421)	(533)	(1,267)	(1,911)
Proforma net (loss) income	$ (1,975)	$ 5,717	$ (15,949)	$ 26,198
Net (loss) income per share - Basic
As reported	$ (0.05)	$ 0.22	$ (0.52)	$ 1.01
Proforma	$ (0.07)	$ 0.20	$ (0.56)	$ 0.94
Net (loss) income per share - Diluted
As reported	$ (0.05)	$ 0.22	$ (0.52)	$ 0.99
Proforma	$ (0.07)	$ 0.20	$ (0.56)	$ 0.92

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

Fulfillment Services is focused on outsourcing services. Document outsourcing is the delegation to a supplier of the creation, production, processing, printing, mailing or electronic transmission, or fulfillment of any type of printed or electronic documents. Fulfillment Services provides monthly billing statements, customized information kits, and retail card production; warehousing and kitting operations; and print and mail type operations.  Fulfillment Services consists of three business units that have been aggregated for segment reporting purposes.

InSystems, acquired in July 2002, is a provider of e-business solutions that enable companies to improve processes and organize, manage, and distribute information in both paper and digital infrastructures. This segment also provides document-handling systems and document security and workflow consulting services.  InSystems consists of two business units that have been aggregated for segment reporting purposes.

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

Information about the Company’s operations by segment for the 13-week periods ended September 28, 2003 and September 29, 2002 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 153,916	$ 56,856	$ 10,174	$ 1,162	$ 222,108
	2002	176,176	63,512	12,858	152	252,698
Intersegment revenues	2003	$ -	$ -	$ -	$ 316	$ 316
	2002	-	-	-	1,945	1,945
Operating (loss) income (a)	2003	$ 6,570	$ (1,002)	$ (4,942)	$ (2,943)	$ (2,317)
	2002	17,453	1,678	(2,673)	(3,533)	12,925

(a) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring		$ 1,748	$ 612	$ 37	$ 837	$ 3,234
Impairment		$ (14)	$ 130	$ -	$ 1,190	$ 1,306

Information about the Company’s operations by segment for the 39-week periods ended September 28, 2003 and September 29, 2002 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 477,742	$ 176,630	$ 34,176	$ 2,653	$ 691,201
	2002	549,886	192,715	25,719	1,942	770,262
Intersegment revenues	2003	$	$	$	$ 774	$ 774
	2002	-	-	-	5,568	5,568
Operating (loss) income (a)	2003	5,585	$ (8,436)	$ (14,196)	$ (6,828)	$ (23,875)
	2002	58,679	9,346	(6,543)	(8,891)	52,591
Total assets	2003	$ 249,549	$ 83,714	$ 109,746	$ 11,202	$ 454,211

(a) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring		$ 10,214	$ 4,012	$ 659	$ 1,321	$ 16,206
Impairment		$ 8,517	$ 2,222	$ -	$ 112	$ 10,851

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week and 39-week periods ended September 28, 2003 and September 29, 2002 is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Operating (Loss) Income	$ (2,317)	$ 12,925	$ (23,875)	$ 52,591
Other deductions	150	153	450	450
LIFO adjustment	-	-	716	-
Total other expense	(523)	(2,708)	(2,380)	(7,505)
Income (loss) before income
taxes (benefit)	$ (2,690)	$ 10,370	$ (25,089)	$ 45,536

Total Assets			$ 454,283
Corporate and unallocated			173,602
Total consolidated assets			$ 627,885

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

INDUSTRY OVERVIEW AND BUSINESS RISKS

Standard Register is a leading provider of information solutions for healthcare, financial services, insurance, pharmaceutical, manufacturing, and other industries. Its offerings include forms and labels; document security solutions; automatic identification solutions; consulting; facilities management; printing; warehousing and distribution services; fulfillment services; and e-business solutions that help companies improve their business results. Throughout most of its history, the Company's traditional business has involved the design, production, management, and distribution of printed documents that have helped companies manage their business information and transact with their customers and suppliers. As a strategic partner in migrating companies from paper-based to digital processes, the Company’s strategy is to provide a full spectrum of solutions – from printed documents to consulting to digital solutions - and continue to expand capabilities that help companies reduce costs and apply the appropriate technology to improve their business results. The Company is structured around six strategic business units: Document and Label Solutions, Fulfillment Services, and InSystems (all of which are reportable segments) and International, PathForward, and SMARTworks.

Excess production capacity and stiff price competition are prevalent in the Document and Label Solutions segment, the Company’s traditional business.  Industry demand for traditional custom printed business documents has been declining as a result of inroads made by alternative technologies and a relatively weak economy. This very competitive market has led to tremendous price competition and pressure from customers to reduce costs.  Notwithstanding these challenges, the Company believes it has an opportunity to increase its market share through the effective execution of its sales strategies.  It also stands to gain share by providing an increasing array of application software and professional services that help its customers improve their business processes.

Driven by an increase in both consumer and industrial end-use applications, the market for pressure sensitive labels in North America is projected to exhibit steady growth.  The need for operational efficiency is likely to drive consolidation in the industry and companies in the industry will increasingly incorporate technologies such as bar-code technology, Internet-based commerce, digital presses, and environmentally friendly adhesives and inks.  All of these factors will make the industry more efficient, allowing the Company to compete for new markets with alternative technologies such as shrink sleeve and in-mold label technology.

The overall market for document outsourcing, which includes the Company’s Fulfillment Services segment, is expected to increase as companies increasingly seek outside help in performing business communications.  Increasingly, companies strive to reach their customers with very targeted and customized promotions.  The ability to develop, print and distribute these communications on demand will also fuel growth in this area.  Statement production and kitting represents a large and growing market, with approximately a dozen companies with national coverage competing based on capabilities and price.  Market trends include the utilization of more technology such as providing statements and billing on the Internet and using digital technology to produce printed or electronic personalized communications to increase customer retention and response rates.

There are two business units with the Company's InSystems segment. InSystems Software Solutions  focuses on software solutions for the automation of document-intensive business processes in the financial services industry, particularly insurance. InSystems Document Systems group focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets. Industry analysts predict increased information technology spending for health care and financial services organizations and that insurance spending in particular will be comparable to other financial services, with 5-8% of revenue being spent on information technology projects. Market trends include increased emphasis on regulatory compliance for new product development, security, customer and distribution channel loyalty and the migration from paper to digital solutions. These indicate significant opportunity for InSystems.  Convergence of technologies around Enterprise Content Management (ECM,) an approach for managing unstructured content, also presents an opportunity to add value to an ECM platform, with InSystems becoming a provider of best-in-class platform extensions, offering insurance-specific functionality in the Document Automation segment, an area expected to be complementary to, and not subsumed by, ECM.

In summary, the most significant risks facing the Company for the balance of 2003 revolve around the economy and the effect of alternative technologies on the Company’s traditional product offerings.  Another risk that faces the Company is the continued development of its sales force.  As discussed under Results of Operations, the Company initiated several actions related to its sales force late in 2002 and in 2003 designed to improve the revenue trend.  These initiatives are continuing to be put in place and are beginning to provide benefits.  The Company is addressing its business risks by focusing on the 2003 restructuring actions to align its cost structure with its expected revenue stream, sales force initiatives, product improvements, and continued focus on growth opportunities across all segments.  The Company’s investments for growth include technology, talent, and capabilities to further strengthen sales effectiveness and bolster its digitization and print-on-demand offerings.  During the third quarter, the Company introduced its ExpeData™ suite of digital information solutions.  This leading-edge offering includes imaging services, intelligent electronic forms solutions, and innovative digital pen and paper technology that automatically converts written input into digital information.  The Company is working with Microsoft, HP, and other leading companies to take these solutions to market.  Other technology initiatives included customer implementations of SMARTworks® 6.0, a new version of the Company’s e-procurement and print-management software providing enhanced functionality for one-to-one business communications, digital asset management, and business analytics.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Critical Accounting Estimates

In preparing its financial statements and accounting for the underlying transactions and balances, the Company has applied the accounting policies as disclosed in the Notes to the Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 29, 2002. Preparation of the Company’s financial statements requires Company management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Pension and Postretirement Healthcare Benefit Plan Assumptions

The Company has defined-benefit pension plans covering substantially all of its employees. The Company also has a postretirement healthcare benefit plan that provides certain healthcare benefits for eligible retired employees.

The Company accounts for its pension and postretirement healthcare benefit plans according to Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These accounting standards require the use of actuarial models that use an attribution approach that allocates the cost of an employee’s benefit to individual periods of service.  The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize cost before the payment of benefits.  In order to satisfy these requirements, certain explicit assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, and the healthcare cost trend rate.  In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement benefit expense recorded in future periods.

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

One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  The Company’s qualified defined-benefit pension plan’s assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed-income securities. The Company uses long-term historical actual return experience with consideration to the expected investment mix of the plan’s assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the net periodic pension cost calculation over five years using a five-year, market-related asset value method of amortization.

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

The expected long-term rate of return on plan assets that the Company is using to determine the fiscal 2003 net periodic pension cost is 9.0% which has increased expense by $2 million.  This, plus the amortization of past market losses and other probable changes in actuarial assumptions, is expected to increase 2003 pension cost by approximately $11 million over the 2002 amount.  The Company will not have a minimum funding requirement in 2003 although it has made voluntary contributions of $20 million.  The Company also made a voluntary contribution of $17 million in the fourth quarter of 2002.

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

The fair value of a liability is the amount at which that liability could be settled in a current transaction between willing parties.  Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  If quoted market prices are not available, the estimate of fair value is based on the best information available in the circumstances.  Management used estimates to calculate the fair value of its obligations related to severance and other employer related costs, lease cancellations, and other contract exit and termination costs related to the 2003 restructuring.  Critical estimates used in the measurement of the 2003 restructuring liabilities included management’s estimate of the Company’s ability to sublease closed facilities within three months and the amount of such sublease arrangements, which range from 40-50% of the original lease amount.  If the Company is unable to sublease the facilities, or the amount or timing of the sublease arrangement differs from expectations, the Company could incur up to an additional $1.2 million of restructuring expense, which is not included in the total estimated restructuring costs to be incurred. Estimates were also used for outplacement costs and while not material, could differ from actual amounts. Additionally, the Company’s estimate of total expected costs to be incurred could increase or decrease depending upon the variability of these estimates, other assumptions used, and the outcome of any remaining restructuring activities.

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

Factors considered important which could trigger an impairment review include, but are not limited to, the following:

▪

Sustained underperformance relative to expected historical or projected future operating results

▪

Changes in the manner of use of the assets, their physical condition or the strategy for the Company’s overall business

▪

Negative industry or economic trends

▪

Declines in stock price of an investment for a sustained period

▪

The Company’s market capitalization relative to net book value

▪

A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit, or a long-lived asset will be sold or otherwise disposed of, significantly before the end of its previously estimated useful life

▪

A significant decrease in the market price of a long-lived asset

▪

A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator

▪

An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset

▪

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset

▪

Unanticipated competition

▪

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

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  For assets that were abandoned, the fair value was estimated to be zero and the carrying amount was written off.  For assets held for sale, the Company considered recent sales of similar properties, real estate broker valuations, and offers and bids to determine fair value.  While the Company believes that the fair value of the assets held for sale is reasonable, if the Company is not successful in selling the assets, further impairments may need to be recognized.

The Document and Label Solutions segment also recorded an impairment charge  in the second quarter of 2003 related to forms-designs software that became technologically outdated.  The carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.

In addition, the Company performed impairment tests during the third quarter of 2003 on capitalized software development costs and intangible assets recorded as part of the InSystems acquisition.  In performing these tests, management was required to make estimates of expected future cash flows related to the respective assets.  In both tests, the sum of the undiscounted future cash lows exceeded the carrying value of the assets; therefore, no impairment was recognized.

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

The consolidation of PlanetPrint and other Fulfillment Services’ centers in Dallas, Texas, triggered the requirement for an impairment test of the goodwill related to the PlanetPrint acquisition in the second quarter of 2003.  During the third quarter of 2003, the Company performed the annual test for goodwill impairment related to the InSystems acquisition. These tests were performed at the reporting unit level.  In both tests, the Company determined that the undiscounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the tests for impairment, management was required to make assumptions about future sales and profitability.  This required significant judgment due to the short period of time for which the Company owned these business units.  In estimating expected future cash flows related to the PlanetPrint assets, the Company used internal forecasts that were based upon actual results, assuming an average revenue growth of 9 % per year and minimal increases in gross margin.  In estimating expected future cash flows related to the InSystems assets, the Company used internal forecasts that reflected management’s assumptions about future sales and profitability.  If the Company’s estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets for either PlanetPrint or InSystems, including goodwill.

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

Determining whether a decline in the fair value of an investment is other than temporary requires significant management judgment concerning the financial condition and near-term prospects for the issuer, as well as overall economic conditions.  Actual results could differ from assumptions made by management.  As discussed under “Results of Operations,” in its annual report on Form 10-K for the year ended December 29, 2002, the Company recognized in earnings a $4 million unrealized loss on a decline in the value of an investment in Printcafe Software Inc. (Printcafe) that the Company believed was other than temporary.  On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  The acquisition was completed on October 21, 2003.  This was the per share amount used by the Company in calculating the unrealized loss of $4 million recognized in 2002.

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

ACQUISITIONS

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1.6 million.  The joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V., will manufacture and sell label products, and will import the Company’s label products.  This joint venture is being accounted for under the equity method of accounting.

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

The acquisition was accounted for by the purchase method of accounting under recent guidelines for business combinations. The purchase price for the acquisition, net of cash received, totaled $88.7 million and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $46.9 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software development costs. In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment. The Company filed an election under section 338 of the Internal Revenue Code, which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchases intangibles, for income tax purposes.  Approximately $45 million of the goodwill and $15 million of the purchased intangibles are expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16.1 million was assigned to service relationships that have a twelve-year useful life and $1.0 million to professional services backlog that have a one-year useful life. Capitalized software costs are amortized on a straight-line basis over the estimated product life of the related software, which ranges from one to 10 years. Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.  Results of operations for InSystems, which is a separate reporting segment, are included in the Company’s consolidated financial statements from the date of acquisition.  In connection with the acquisition, the Company paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota. The Company paid $9.5 million in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis.  In conjunction with the acquisition, the Company recorded approximately $6.5 million of goodwill and $1.6 million of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs were being amortized on a straight-line basis over five years; however, in the third quarter of 2003, the Company recorded an impairment charge related to these capitalized software development costs.  See discussion of 2003 impairment under “Results of Operations.”  Results of operations are included in the Company’s consolidated financial statements from the date of acquisition and included with the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1.0 million in cash, which was recorded as an intangible asset.

RESULTS OF OPERATIONS

Pre-tax components of the total restructuring charges recorded in 2003 are as follows:

	Charges			Total
	Directly to	Charges to	Reversed	2003
	Restructuring	Restructuring	in	Restructuring
	Expense	Accrual	2003	Expense

2003 Restructuring
Severance and employer related costs	$ 0.2	$ 9.1	$ -	$ 9.3
Contract exit and termination costs	0.8	2.3	-	3.1
Implementation costs	3.1	-	-	3.1
Total 2003 restructuring	4.1	11.4	-	15.5

2001 Restructuring
Contract exit and termination costs	0.7	-	-	0.7
Total 2001 restructuring	0.7	-	-	0.7

2000 Restructuring
Contract exit and termination costs	-	-	-	-
Total 2000 restructuring	-	-	-	-
Total restructuring expense	$ 4.8	$ 11.4	$ -	$ 16.2

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.  The Company also eliminated management positions at its corporate headquarters.  All of these actions were completed at the end of the second quarter. Minor additional restructuring activities that occurred in the third quarter of 2003 consisted of additional headcount reductions in addition to ongoing restructuring costs from the second quarter restructuring actions.

The 2003 restructuring activities are expected to generate annualized pretax savings of approximately $28 million, with about $12 million of savings to be realized in the last half of 2003.  The estimated cost savings should recoup the cash restructuring costs within 11 months.

Costs to be incurred include severance and employer related costs, contract termination costs, and other associated costs directly related the restructuring efforts. Total restructuring charges expected to be incurred total $17 million pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and associated taxes, utilities and maintenance costs, as well as equipment removal, relocation, and travel to implement the restructuring, will be expensed as incurred through 2005, the majority in the remainder of 2003.  All costs are included in restructuring charges in the accompanying Consolidated Statement of Income.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total
	Costs	Charges	Total
	Expected	3Q 2003	2003 YTD
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9.4	$ 0.4	$ 9.4
Contract termination costs:
Lease obligations	2.6	-	1.9
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.4	-	0.4

Associated costs:
Travel	0.3	0.1	0.3
Equipment removal and relocation	2.3	1.2	2.1
Other exit costs	2.0	0.8	1.4

	$ 17.0	$ 2.5	$ 15.5

BY SEGMENT:
Document and Label Solutions	$ 10.6	$ 1.7	$ 10.2
Fulfillment Services	4.9	0.6	4.0
InSystems	0.7	0.1	0.7
Other	0.8	0.1	0.6
Total	$ 17.0	$ 2.5	$ 15.5

Pre-tax components of the 2003 restructuring accrual activity in fiscal 2003 are as follows:

	Charged	Incurred	Balance
	to	in	September 29,
	Accrual	2003	2003

Severance and employer related costs	$ 9.1	$ (6.9)	$ 2.2
Contract termination costs	2.3	(0.5)	1.8
Total	$ 11.4	$ (7.4)	$ 4.0

2001 Restructuring

The remaining liability at December 29, 2002, relates to long-term lease obligations through 2006 that the Company was attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4.8 million of lease payments will be charged to restructuring expense as incurred through 2006, of which $0.7 million was expensed in the third quarter of 2003.

Pre-tax components of the 2001 restructuring accrual activity in fiscal 2003 are as follows:

	Balance		Balance
	December 29,	Incurred	September 28,
	2002	in 2003	2003
Contract exit and termination costs	$ 2.3	$ (2.3)	$ -
Total	$ 2.3	$ (2.3)	$ -

2000 Restructuring

The remaining liability from the 2000 restructuring related to a non-cancelable lease obligation that expired in June 2003. In the second quarter of 2003, the Company reversed the excess liability.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance			Balance
	December 29,	Incurred	Reversed	September 28,
	2002	in 2003	in 2003	2003
Contract exit and termination costs	$ 0.1	$ -	$ (0.1)	$ -
Total	$ 0.1	$ -	$ (0.1)	$ -

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3.2 million of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2.2 million related to the Document and Label Solutions segment and $1.0 million related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believes can be sold.  In June 2003, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” had been met.  Accordingly, the carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids.  The resulting impairment charge of $5.8 million is included in Asset Impairments in the accompanying Consolidated Statement of Income.  The carrying values of the assets that are to be sold are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet.

During the third quarter of 2003 the Company sold a small portion of the equipment, resulting in a $0.2 million reduction of the impairment charge.  The Company believes that the remaining assets will be sold within one year and has listed the buildings with real estate brokers and plans to sell the remaining equipment through brokers and to international affiliates.  In accordance with SFAS No. 144, the Company discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The effect on annual amortization expense will not be material.

In the third quarter of 2003, PathForward recorded an impairment charge of $1.2 million related to the capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer; beginning in the fourth quarter of 2003, the use of this software by this customer ceased as a result of a mutual decision by both the Company and the customer.  The Company has determined there are no alternative uses for this software.  This impairment charge is included in Asset Impairments on the accompanying Statement of Income.  The effect on annual amortization expense is not material.

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

Results of Operations

The table below presents the results of operations for the thirteen and thirty-nine week periods ending September 28, 2003 and September 29, 2002.  The figures correspond to or are aggregated directly from those reported in the Statement of Operations.

SUMMARY OF OPERATIONS
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Revenue	$ 222.1	$ 252.7	$ 691.2	$ 770.3
Gross Margin	84.5	98.7	262.2	305.3
% Revenue	38.1%	39.1%	37.9%	39.6%

SG&A and R&D Expense	71.8	73.6	222.5	218.3
Depreciation & Amortization	10.4	12.0	35.3	34.0
Asset Impairment	1.3	-	10.9	-
Restructuring	3.2	-	16.2	-
(Loss) Income From Operations	(2.2)	13.1	(22.7)	53.0

Interest Expense	0.6	3.4	3.3	9.9
Investment (Income) Expense and Other	(0.1)	(0.7)	(0.9)	(2.4)
Pretax (Loss) Income	(2.7)	10.4	(25.1)	45.5

Net (Loss) Income	$ (1.6)	$ 6.3	$ (14.7)	$ 28.1
(Loss) Earnings Per Diluted Share	(0.05)	0.22	(0.52)	0.99

Consolidated revenue decreased by 12.1% to $222.1 million in the third quarter of 2003 compared with $252.7 million for the same period of 2002.  Consolidated revenue decreased by 10.3% to $691.2 million in the first nine months of 2003 compared with $770.3 million for the same period of 2002.  Revenue for the first six months of 2003 included $17.9 million of revenue from acquisitions, which are not included in 2002 results for the same period.  Excluding this effect, revenue decreased 12.6% or $96.9 million in the first nine months of 2003.  The decline in revenue was attributable to several factors including continued weak economic and industry conditions.  Soft business conditions not only have resulted in lower unit volume demands, but customers are also managing their costs by delaying expenditures, extending the review process for purchases, and undertaking strategic sourcing initiatives to reduce their total cost of ownership, impacting all products from documents to software.

The Company’s Document and Label Solutions segment experienced the greatest decline in revenue dollars.  The traditional printing and services (non-label) portion of this segment, which currently represents about half of the Company’s consolidated revenue, operates in an industry currently characterized by modestly declining demand, over-supply, and competitive pricing.  These conditions, coupled with a weak economy that focused customer attention on cost reductions, undermined both volume and pricing. Additionally, in order to bring value to its customers and remain competitive, the Company pursues a strategy of helping its customers improve their profitability by improving their business processes.  This can also lead to lower revenue as improved processes may require fewer or lower value documents for existing clients.

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

The Company took actions late in 2002 and in 2003 to improve the revenue trend.  First, the sales incentive system was changed to bring the focus back in the direction of growth.  Second, the Document and Label Solutions sales forces were consolidated and incentives were established to increase the level of cross selling.  Third, the Company established a strategic sales force to develop new business at targeted accounts.  Fourth, an inside sales force was created to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.  Fifth, a lead generation group was formed to develop qualified leads for selected high value added marketing programs.  Sixth, the Company added a sales team focused on the healthcare market which has been successful in obtaining new opportunities in that market such as the Broadlane contract discussed below.  Finally, the Fulfillment sales force hired several sales representatives with strong industry experience.  Management expects these actions and other initiatives to result in an upturn in revenue during the last quarter of 2003 compared to the third quarter of 2003.

In July 2003, the Company signed a five-year agreement with Broadlane, Inc., a leading group purchasing organization for 2,000 hospitals across the country.  The agreement, which took effect August 1, names the Company as one of five suppliers to Broadlane customers for their document solution needs, which are estimated by Broadlane at $100 million annually. While there is no guarantee what percentage of this business the Company will ultimately win, this agreement is an example of the opportunities the Company has to grow its business.  Since the agreement took effect, the Company has obtained commitments for approximately $18 million from Broadlane customers and continues to pursue additional business under this contract.

Gross margin was 38.1% and 37.9% for the third quarter and year-to-date period compared with 39.1% and 39.6% for the same periods in 2002.  The decrease was primarily due to the lower revenue, the resulting low absorption of fixed manufacturing costs, and unfavorable product mix.  These factors were partially offset by savings resulting from the Company’s focus on cost reductions and Six Sigma initiatives.

Selling, general, and administrative (“SG&A”) and research and development (R&D) expense totaled $71.8 million for the third quarter of 2003, $1.6 million less than the third quarter of 2002.  SG&A and R&D expense totaled $222.5 million for the nine months ended September 28, 2003, $4.4 million less than the comparable period of 2002.  On a year-to-date basis, R&D expense remained relatively constant while several factors affected SG&A expense.

The most significant factors were pension expense and the inclusion of the companies acquired in July 2002.  Pension expense for the third quarter of 2003 and the year-to-date period was $3.8 million and $11.5 million higher than the comparable periods of the prior year, primarily as a result of the decline in recent years of the value of invested pension assets, as discussed more fully under Critical Accounting Policies.  The 2003 year-to-date period includes nine months of expense from the companies acquired in 2002, whereas the 2002 year-to-date period only includes three months of expense.  Excluding the pension and acquisition effects, expenses were down $5.4 million and $15.8 million for the third quarter and year-to-date period respectively.  Higher compensation costs related to sales force initiatives were more than offset by lower commissions, lower healthcare costs, and lower spending for professional services as a result of fewer one-time projects in 2003 and continued focus on cost reduction.  The decrease in third quarter 2003 also reflects the cost benefits realized as a result of the restructuring activities undertaken in the second quarter of 2003.

Depreciation and amortization was $10.4 million and $35.3 million for the three- and nine-month periods ended September 28, 2003, respectively, compared to $12.3 million and $34.2 million for the same periods of 2002.  Depreciation expense decreased $1.7 million and $1.5 million in the third quarter and year-to-date period, respectively, due to asset impairments recorded in second quarter 2003 and also because of lower capital spending levels than in 2002.  On a year-to-date basis, amortization expense increased $2.6 million between years due to the effect of the 2002 acquisitions.

Interest expense was $0.6 million and $3.3 million for the third quarter and first nine months of 2003, respectively compared to $3.4 million and $9.9 million for the comparable periods of 2002.  The decrease reflects the expiration of an interest rate swap, lower floating rates currently available in the market, and declining debt balances.  The Company’s swap agreement that fixed its borrowing rate at an all-in-rate of approximately 6.7% expired in January 2003.

The effective tax rate for the third quarter of 2003 was 42.2% compared to 39.7% for the comparable period of 2002.  The effective tax rate for the first nine months of 2003 was 41.5% compared to 38.3% for the first nine months of 2002.  In the second quarter of 2002, the Company received a refund for research and development tax credits and also had a higher balance of tax-exempt investments creating a lower effective tax rate for 2002.

REALIGNMENT OF SEGMENTS

In January 2003, the Company realigned its operating segments to improve operational effectiveness. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments are aggregated into Other, which includes International, PathForward (both previously part of Document Management) and SMARTworks.  Prior period amounts have been restated to conform to the new organizational structure.  Please refer to the Company’s Form 10-K for the year ended December 29, 2002, for additional information.

The segment discussions that follow include quarterly operating results, excluding LIFO inventory adjustments, interest income, and interest expense not allocated to the business segment.

BUSINESS SEGMENTS

Document and Label Solutions

This segment provides custom printed documents, storage and distribution services, pressure sensitive labels, and service and supplies. It primarily serves companies in the healthcare, financial, manufacturing, and distribution markets.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	$ 153.9	$ 176.2	$ 477.7	$ 549.9
% Change	-12.6%		-13.1%

Operating Income *	$ 6.6	$ 17.4	$ 5.6	$ 58.7
% Revenue	4.3%	9.9%	1.2%	10.7%

* Third quarter 2003 operating income includes $1.7 million of restructuring charges.  Year-to-date 2003 operating income includes $10.2 million and $8.5 million of restructuring and asset impairment charges, respectively.

Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business forms and related services has been flat or in modest decline in recent years.  Major factors responsible for the revenue decline in this segment were discussed earlier under the Results of Operations – relatively weak economic conditions driving increased strategic sourcing by customers, weak pricing in an oversupplied industry, and inroads made by alternative technologies lessening demand for core products.  Management believes there are many opportunities for growth in this segment and has undertaken initiatives, described earlier, which are focused on taking market share and increasing revenue.  This segment is being successful in obtaining new contracts and customers; however, given the competitive environment, some of this new business is at lower gross margins which is having an impact on operating income. The Company’s agreement with Broadlane will have a positive effect on this segment as revenue is generated from commitments received under this contract.

In the third quarter of 2003, this segment recorded restructuring charges of $1.7 million. Excluding these charges, operating income was $6.4 million for the third quarter of 2003.  For the nine-month period ended September 28, 2003, this segment recorded restructuring charges of $10.2 million and asset impairment charges of $8.5 million.  Excluding these charges year-to-date operating income was $22.4 million. The decrease in 2003 operating income compared to the prior periods primarily reflects the loss of contribution margin (revenue less variable costs) resulting from the lower revenue.  This segment also incurred increased SG&A expense for the three- and nine-month periods in 2003, the net of lower incentive compensation and increased spending on inside sales, lead generation, and other initiatives designed to drive sales.

Fulfillment Services

This segment helps its clients communicate effectively with their customers, providing information or marketing materials customized for each recipient.  This may take the form of monthly billing statements, customized information kits, or one-to-one marketing communications.  Its major markets are financial services, healthcare, and membership.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	$ 56.9	$ 63.5	$ 176.6	$ 192.7
% Change	-10.5%		-8.3%

Operating (Loss) Income *	$ (1.0)	$ 1.7	$ (8.4)	$ 9.4
% Revenue	-1.8%	2.6%	-4.8%	4.8%

* Third quarter 2003 operating loss includes $0.6 million and $0.1 million of restructuring and asset impairment charges, respectively.  Year-to-date 2003 operating loss includes $4.0 million and $2.1 million of restructuring and asset impairment charges, respectively.

Revenue in the third quarter of 2003 decreased 10.5% over the same period of 2002 and revenue for the first nine months of 2003 decreased 8.3% over the same period of 2002.  Revenue for the first six months of 2003 included $7.7 million in revenue from acquisitions which are not included in 2002 results for that period.  Excluding this effect, revenue decreased by 4.5%, or $8.4 million.  Traditional product lines for this segment continue to decrease at a faster rate than the rate at which growth product lines are increasing. This segment is also experiencing lower volume from its existing customers as they experience reduced transaction volume in a weak economic climate. A significant share of this shortfall occurred in traditional short-run offset printing, attributed to shifting technology, pricing pressure, and the residual effects of the 2001 restructuring discussed earlier.  A dedicated, specialized sales force has been put in place to drive revenue growth.  This segment’s focus remains on growing document outsourcing and digital color as well as the print on demand business.  Progress in these growth initiatives has been slowed by the weak economy and by the customers’ delays in expenditures.

In the third quarter of 2003, this segment recorded restructuring and asset impairment charges of $0.6 million and $0.1 million, respectively.  In the first nine months of 2003, this segment recorded restructuring and asset impairment charges of $4.0 million and $2.1 million, respectively. Excluding these charges, operating loss was $0.3 million and $2.2 million for the third quarter and first nine months of 2003, respectively. The decline in operating income is primarily a function of the lower revenue, increased investments in the sales force, change in product mix, and the effect of consolidating operations during the restructuring previously discussed.

InSystems

This segment is a leading provider of e-business solutions for financial services organizations.  InSystems’ solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. InSystems’ integrated document-automation software helps organizations create, manage and distribute highly personalized, error-free documents.  It also automates important business processes including compliance filings, document fulfillment and customer service.  InSystems’ extended relationship management software enables organizations to interact seamlessly via the Internet with their entire value network, including customers, suppliers, partners, regulators, and other constituents.  As part of the realignment of segments, InSystems Corporation was combined with an existing business unit that provides document automation solutions including document automation software, integration services and equipment including scanners, encoders, folders/sealers and printers.  This existing business unit was included in the Document Management segment prior to 2003.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Revenue	$ 10.2	$ 12.9	$ 34.2	$ 25.7
% Change	-20.9%		32.9%

Operating Loss *	$ (4.9)	$ (2.6)	$ (14.2)	$ (6.5)
% Revenue	-48.6%	-20.2%	-41.5%	-25.4%

* Year-to-date 2003 operating loss includes $0.6 million of restructuring charges.

The revenue increase for the first nine months of 2003 is primarily related to the acquisition of InSystems in July 2002.  This segment has experienced a slowdown in software spending as customers delay software purchases due to continued weakness in the insurance industry.  During the third quarter of 2003, one of InSystems’ larger customers was acquired by another company.  As a result of this acquisition, InSystems’ customer will no longer be utilizing InSystems’ software.  While this has had minimal effect on the third quarter results, there will be an impact in 2004 and going forward.  Annual revenue received from this customer was approximately $3 million.

Of the $7.8 million increase in operating loss for the first nine months of 2003, approximately $3.4 million is acquisition related, which includes amortization of purchased intangibles and software development costs. Severance costs of approximately $0.7 million also contributed to the operating loss. This segment has experienced a temporary slowdown in IT spending by the insurance industry, with new contracts being delayed.  This has resulted in less license revenue, which is at much higher margins than service revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated strong internal operating cash flow in the first nine months of 2003.  Net cash provided by operating activities totaled $45.8 million after funding $20 million in pension plan contributions and $14.6 million in restructuring spending.  In addition, the Company paid down debt by $77.6 million.  The major elements of the Statement of Cash Flows are presented below in a summarized format.  The comments that follow will focus primarily on 2003 with some references to the comparable prior year period.

CASH INFLOW (OUTFLOW)	September 28,	September 29,
(Dollars in millions)	2003	2002

Net (loss) income plus non-cash adjustments [1]	$ 49.3	$ 61.3

Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	23.9	45.1
Inventories	8.1	16.2
Prepaid income taxes	3.9	28.5
Restructuring spending	(14.6)	(9.3)
Accounts payable and accrued expenses	(8.7)	(29.0)

All other	(16.1)	(8.0)
Net cash provided by operating activities	45.8	104.8

Acquisitions	-	(99.2)
Capital expenditures	(14.4)	(19.4)
Proceeds from sale of plant and equipment	4.0	8.5
Additions to investments	(0.3)	(5.0)
Net cash used in by investing activities	(10.7)	(115.1)

Debt payments	(77.6)	(2.0)
Dividends paid	(19.6)	(19.3)
Proceeds from issuance of common stock	1.4	6.0
Net cash used in financing activities	(95.8)	(15.3)
Effect of exchange rate changes on cash	0.9	-
Net cash flow	$ (59.8)	$ (25.6)

1 Non-cash adjustments included above include depreciation, amortization, restructuring, impairment, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net (loss) income to net cash provided by operating activities.”

Cash Flows from Operating Activities

The operations of the business, adjusted for non-cash expenses and charges, was the major source of cash flow from operations in each of the periods presented above.  The change from year to year was primarily a reflection of the change in profitability as discussed previously under Results of Operations.

$32.0 million in year-to-date 2003 cash flow came from reductions in accounts receivable and inventory balances, reflecting lower revenue and continued focus on collection efforts and asset management.  Inventory balances in the near future may increase if the Company is successful in its efforts to displace its competitors in large document management accounts that carry high custom stored inventories.  The longer-term trend, however, will be a reduction in inventory as print-on-demand displaces the traditional practice of long production runs and subsequent storage of custom documents for customers.

Spending related to the 2003 restructuring was $12.3 million for the year-to-date period.  This spending will continue throughout the fourth quarter of 2003, although at a much lower rate, as severance and related employer costs, contract termination costs and other associated costs related to the restructuring are incurred.  At September 28, 2003, a $4.0 million liability remains for such costs related to the restructuring.  See Results of Operations for further discussion of the 2003 restructuring.  Spending related to the 2000 and 2001 restructurings was $2.3 million in the first nine months of 2003, significantly lower than in the prior year.

The balance of prepaid taxes decreased $3.9 million, reflecting $14.1 million in federal income tax refunds received, offset by current tax provisions. The balance of accounts payable and accrued expenses declined $$8.7 million from the beginning of 2003.  Accounts payable were modestly lower, a function of lower revenue and purchases, and accrued interest was lower, a function of lower interest rates and debt levels.  Executive management did not earn a bonus in 2002 and other bonuses across the Company were also significantly lower, reducing the year-end incentive pay liability that is normally paid during first quarter.

Pension and other postretirement obligations accounted for $13.6 million of the $16.2 million other cash outflow in the first nine months of 2003 which includes contributions of $20 million to the pension plan in 2003.

Cash Flows From Investing Activities

The Company’s investing activities included capital expenditures totaling $14.4 million in 2003, primarily for machinery and equipment. The Company’s strategy for future growth relies more heavily on the acquisition and development of intellectual assets and human capabilities, much of which is recorded as expense rather than as long-term capital.  This shift is reflected in the capital spending in the last two fiscal years that has averaged $27 million, well below the $64 million average for the preceding five years.  The Company expects to spend $20-$25 million on capital projects in 2003, including improvements to its internal systems infrastructure and current year investments in its print-on-demand strategy.

Cash Flows From Financing Activities

The Company repaid approximately $77.6 million of debt in the first nine months of 2003, of which $75 million was related to the Company’s revolving credit facility and $2.3 million was related to the final payment on industrial development revenue bonds.  The Company’s interest rate swap expired in January 2003, and management made the decision to apply a portion of the Company’s available cash to reducing the borrowing level.

The Company has paid a $.23 quarterly dividend in each quarter of the last three years.  The slight increase in 2003 dividend payments to $19.6 million reflects an increase in common stock outstanding, primarily as a result of the issuance of restricted stock and stock option exercises in connection with long-term incentive plans.

Financial Condition

The Company’s condensed balance sheet is shown below in an analytical format for September 28, 2003 and December 29, 2002.  The comments that follow are intended to add to the previous discussion of cash flows from operating, investing, and financing activities.

NET INVESTMENT	September 28,	December 29,
(Dollars in millions)	2003	2002
Accounts and Notes Receivable	$ 132.0	$ 155.9
Inventories	52.1	60.2
Prepaid Expense	13.7	12.8
Prepaid Income Taxes	15.1	19.0
Deferred Income Taxes	21.2	21.3
Accounts Payable & Accruals	(89.1)	(97.4)
Net Current Assets Excl Cash, Debt and Accrued Restructuring	145.0	171.8
Turnover	6.1x	6.0x

Accrued Restructuring	(4.0)	(2.4)

Capital Assets @ NBV	175.1	206.2
YTD Capital Expenditures	14.1	28.2
YTD Depreciation	31.3	43.9

Goodwill, Software & Intangibles	69.3	70.8
Retiree Healthcare Liability	(48.9)	(49.4)
Pension Liability	(55.6)	(68.8)
Long-term Deferred Tax Asset	41.3	40.9
Other Long-term Net Asset	30.9	30.6
Total	$ 353.1	$ 398.7

CAPITAL STRUCTURE
Total Debt	$ 125.0	$ 202.6
Less Cash and Short-term Investments	63.0	122.9
Net Debt	62.0	79.7

Equity	291.1	319.0
Total	$ 353.1	$ 398.7
Net Debt: Total Capital	18%	20%

The turnover of net current assets (excluding cash, debt and accrued restructuring) at September 28, 2003 compared to year-end 2002 remained constant at 6.1x.  The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

Excluding the asset impairment in the second and third quarters of 2003, the net book value of capital assets decreased $20 million, primarily reflecting an $17 million gap between the $14 of capital spending and $31 million in annual depreciation.  For the reasons discussed previously, the balance in this account is expected to decrease further in 2003 as an estimated $44 million in depreciation will once again exceed capital spending, currently estimated at $20 to $25 million.

Total debt was $125.0 million, as the Company made $77.6 million in debt re-payments in the first nine months of 2003. Cash decreased $59.8 million from $122.6 million at the beginning of 2003 to $62.8 million at the September 28, 2003, primarily as a result of the debt re-payments.  Net debt (total debt less cash and cash equivalents) was $62.0 million at September 28, 2003, compared to $79.7 million at December 29, 2002.  The Company’s strong financial condition is illustrated by the 18% ratio of net debt to total capital at September 28, 2003.

The Company had a $250 million unsecured revolving credit facility agreement with ten banks. Borrowing under the credit facility was $125.0 million at September 28, 2003.  The agreement provides for a four-year commitment of up to $170 million, maturing May 2005, and a 364-day commitment plus a one-year term loan extension at the Company’s option, maturing May 2004, of up to $80 million.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio.  The Company is subject to debt covenants under this credit facility.  In May 2003, the Company reduced the $80 million component to $50 million and extended it one year under the same pricing arrangements.  This change reduced the total credit facility to $220 million.

The following table summarizes the Company’s significant contractual obligations at September 28, 2003:

Payments Due by Period
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$ 125.0	$ -	$ 125.0	$ -	$ -
Capital lease obligations	-	-	-	-	-
Operating leases *	74.0	25.8	38.7	5.3	4.2
Purchase commitments	0.8	0.8	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$ 199.8	$ 26.6	$ 163.7	$ 5.3	$ 4.2

* Amounts have not been updated from December 29, 2002, as there have not been significant changes.

Management believes that the combination of internally generated funds, available cash reserves, and the credit facility are sufficient to fund the Company’s operations and investments over the foreseeable future.

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

Effective December 30, 2002, the Company also adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.  See Note 3 “Restructuring and Impairment Charges.”

Effective December 30, 2002, the Company adopted Financial Interpretation Number (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 further defines the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 incorporates, without change, the guidance in FIN 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded.

FIN 45 generally applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party.  The Financial Accounting Standards Board (FASB) defines an underlying as a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable.  There are several exceptions including, but not limited to, pension contracts, deferred compensation contracts, lessee’s residual value guarantee in a capital lease, guarantees accounted for as contingent rent, and guarantees that constitute vendor rebates.

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

Effective June 15, 2003, the Company adopted EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets.  In applying EITF No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should be evaluated as a single arrangement.  It also addresses how arrangement consideration should be measured and allocated.  EITF No. 00-21 does not address when the criteria for revenue recognition are met or provide guidance on the appropriate method of revenue recognition.

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

EITF No. 00-21 requires disclosure of the accounting policy for recognition of revenue from multiple-deliverable arrangements and the description and nature of such arrangements, including performance-, cancellation-, termination-, or refund-type provisions.  EITF No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows; amends the definition of an underlying to conform to the language used in FIN 45; and amends certain other existing pronouncements.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances).  SFAS No.150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective June 30, 2003, the Company adopted FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.”  FIN 46 extends the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  These variable interest entities (VIEs) are to be evaluated for consolidation based on their variable interests.  Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE.  VIEs have commonly been referred to as special-purpose entities or off-balance sheet structures.  The objective of FIN 46 is not to restrict the use of VIEs, but to improve the financial reporting related to them.

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

The provisions of FIN 46 were effective in January 2003 for all VIEs created after January 31, 2003.  The provisions of FIN46 for all VIEs created before February 1, 2003 will be effective December 31, 2003.  The Company is currently evaluating the impacts of the initial recognition, measurement and disclosure provisions of FIN 46; however, the Company does not believe that it holds any VIEs that require disclosure or consolidation.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 28, 2003

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)

Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

  Certification of Chief Executive Officer pursuant to

  Section 302 of the Sarbanes-Oxley Act of 2002

Included

31.2

  Certification of Chief Financial Officer pursuant to

  Section 302 of the Sarbanes-Oxley Act of 2002

Included

32.1

  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

32.2

  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

99.1

  Review report of Independent Auditor

Included

b)

Reports on Form 8K

A report on Form 8K related to the Company’s press release announcing the results of operations for the second quarter of 2003 was filed by the Company on July 25, 2003.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 28, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003

/s/ Craig J. Brown	By Craig J. Brown, Sr. Vice President, Treasurer
Chief Financial Officer, and Chief Accounting Officer

Exhibit 31.1

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 12, 2003

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

Exhibit 31.2

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 12, 2003

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 12, 2003

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2003

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer