Form 10-K
period 2003-12-28
STANDARD REGISTER CO
filed 2004-03-02
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

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

                                                                  (937) 443-1000

                                       (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Name of each exchange
Title of each class	on which registered

Common stock $1.00 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes [X]     No [ ]

The aggregate market value of all stock held by non-affiliates of the Registrant at June 29, 2003, was approximately $195,502,922, based on a closing sales price of $16.61 per share on June 29, 2003.

At January 23, 2004, the number of shares outstanding of the issuer's classes of common stock is as follows:

Common stock, $1.00 par value	23,740,836 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant's Annual Meeting of Shareholders to be held on April 22, 2004.

#

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                    Description

Page

Item  1.              Business

1

Item  2.              Properties

11

Item  3.              Legal Proceedings

12

Item  4.              Submission of Matters to a Vote of Security Holders

12

Item  5.              Market for Registrant’s Common Stock and Related

                                 Shareholder Matters

14

Item  6.              Selected Consolidated Financial Data

15

Item  7.              Management’s Discussion and Analysis of Financial Condition
                                and Results of Operations

16

Item  7A.            Qualitative and Quantitative Disclosures about Market Risk

39

Item  8.              Financial Statements and Supplementary Data

41

Item  9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

82

Item 9A.             Controls and Procedures

82

Item 10.             Directors and Executive Officers of the Registrant

82

Item 11.             Executive Compensation

83

Item 12.             Security Ownership of Certain Beneficial Owners and Management

83

Item 13.             Certain Relationships and Related Transactions

84

Item 14.             Fees and Services of Battelle & Battelle LLP

84

Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K

85

Signatures

86

Index to Exhibits

87

Independent Auditors’ Report on Supplemental Schedule

88

Schedule II – Valuation and Qualifying Accounts and Reserves

89

#

PART I

Item 1 - BUSINESS

Company Overview

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly traded company that began operations in 1912 in Dayton, Ohio.  Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.  Our principal executive offices are located at 600 Albany Street, Dayton, Ohio 45408 (telephone number: 937-443-1000).

Throughout Standard Register’s history, our core business has been providing solutions to improve business processes and the flow of information.  It started with the autographic register, a system that automated the processing of bills, receipts, and other forms.  Since then, we have expanded our products and services to include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.  In 2002, we completed two acquisitions to complement our existing e-business and document management and fulfillment services and to enhance our digital print-on-demand operations.  With a wide array of capabilities-from consulting to printing to technology solutions-Standard Register is Improving the Way Business Gets Done™.

Our Industries

We primarily serve the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.  We are a leading provider of products and services to approximately 60% of the acute care hospitals in the United States as well as many of the largest financial institutions, including nine of the top ten U.S. commercial banks.

Our Products and Services

Our strategy is to provide a full spectrum of solutions — from print to digital — that help organizations effectively capture, manage, and use information to improve their business results.  Organizations leverage Standard Register’s deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  For example:

º

In the financial services industry, our ArmoredTrac™ solution automatically traces the movement of deposit pickups from bank branches, ATMs, and commercial customers, providing financial institutions with greater control, efficiency, and accuracy in collections.

º

In healthcare, our Patient Linkup® Enterprise system helps improve information flow across processes while ensuring the integrity of patient information as vital statistics, billing information, diagnoses, prescriptions, and procedures are all routed electronically throughout a hospital system.

º

Across industries, we provide a host of document security solutions to help prevent counterfeiting and other forms of document fraud for everything from checks to automobile titles.

º

Our business communication solutions enable the creation and distribution of effective, often personalized, business communications through our web-based design and ordering solution and our print-on-demand capabilities.

º

Our Less Paper Strategy - Organize, Manage, Migrate® helps streamline the document process, allowing our customers to reduce cost, increase revenue, and reduce paper no matter what business they are in so they can focus on satisfying their customers.

Our Restructuring Programs

Beginning in 2000, we embarked on a series of restructuring efforts to renew the value of the Company and establish a strong foundation for long-term growth.

2000 Restructuring

In order to reduce excess production capacity and decrease costs, we eliminated 364 jobs and closed four manufacturing facilities during 2000.  We closed our equipment plant in Dayton, Ohio, and printing plants in Toccoa, Georgia; Corning, Iowa; and Dayton, Ohio.  We also offered an early retirement plan to select employees at our Dayton, Ohio, headquarters.

Renewal Plan

In 2000, we also began work on a restructuring and renewal plan (the “Renewal Plan”) to recover the market value of Standard Register and to establish a solid platform for long-term earnings growth.  Late in that year, we concluded that as much as 20% of our customer accounts did not return sufficient margin to justify the levels of investment and overhead required to support them. This low margin business was driving our overall return on capital to a level below our cost of capital.

A second conclusion was that we were becoming increasingly over-invested in markets with below-average growth prospects.  Further, we reinforced this tendency by having a functional organizational structure that did not nurture those elements of our business that had significant growth potential.

Finally, it was apparent that Standard Register had many strong attributes, including leadership positions in the hospital and financial services markets, a track record of providing innovative document and workflow solutions valued by our customers, strong cash flow from a diversified base of renewable business, and a very strong financial condition.

The Renewal Plan included four components:  restructuring, reorganization, performance improvement, and early stage investments for future growth.  We believed that all four of these elements were critical to renewing the Company’s value.  We directed most of the emphasis in 2001 to restructuring and reorganization.  However, we also initiated several key investments to lay the groundwork for operational improvement and growth.

2001 Restructuring

We eliminated the portion of our business that we believed could not be improved to provide an acceptable return.  This represented an estimated $250 million of our $1.3 billion in annual revenue.  At the end of 2001, our annual revenue base was reduced to approximately $1.1 billion.

The restructuring program also included consolidation of regional sales offices, manufacturing plants and warehouses.  In conjunction with these actions, we targeted and exceeded a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative expense, and depreciation.  On an annualized basis, our objective was for the cost reductions to exceed the loss of contribution margin from the business we eliminated.

During the restructuring, we closed 25 plants and print centers.  Some production capacity was relocated to other locations, but overall capacity was reduced by about 30%, in line with the Renewal Plan.  In addition, 149 sales offices and 29 warehouses were either closed or consolidated into other locations.  The closings and consolidations reduced our workforce by 2,330 people, equivalent to 29% of our total workforce.

#

2003 Restructuring

In 2003, we initiated additional actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  We consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Carrollton, Texas.  Within the Document and Label Solutions segment, we closed a rotary printing plant to trim excess capacity and consolidated several warehouses in response to shifting demand in favor of print-on-demand services.  We also eliminated positions within our InSystems segment, at SMARTworks, and at our corporate headquarters.

You can read additional information related to these restructuring actions in Note 3 “Restructuring and Asset Impairment Charges” in the Notes to Consolidated Financial Statements.

2003 Realignment

In January 2003, we realigned our operating segments to gain operational synergies. As a result, we have three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. Under the realignment, we combined Document Management and Label Solutions.  We also separated one of Document Management’s business units into two operating units: CopyConcepts (now part of Fulfillment Services) and PathForward.  We also moved Document Management’s print-on-demand operations to Fulfillment Services and their software development operations to InSystems.  There are three remaining, individually insignificant, operating segments that we aggregate into Other.  They include International (previously part of Document Management), SMARTworks, and PathForward.

You can read additional information related to the revenues, operating profit, identifiable assets, and capital expenditures of each business segment for years 2001 through 2003 in Note 18 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Our Business Segments

DOCUMENT AND LABEL SOLUTIONS

Products and Services - Document and Label Solutions accounted for 68.9%, 70.6%, and 72.8% of our consolidated revenues in 2003, 2002, and 2001.  In this segment, we offer custom printed documents, integrated systems, business supplies, equipment services, and distribution services that help customers manage their business information and transact with their customers and suppliers.  We also offer identification solutions that improve our customers’ operational performance by reducing cycle time, error rate, and processing costs.  These products and services are used for inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.

We are also one of the leading producers of custom pressure-sensitive labels in the United States. We produce flexographic, screen and offset printed labels, automatic identification and data collection systems (bar coding), compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Our primary markets are large-and middle-market companies in the healthcare, financial services, manufacturing, and distribution/logistics industries.  Our wide array of products, services, and integrated solutions include the following:

º

Document design

º

Custom printed business documents

º

Secure documents (checks, birth certificates, automobile titles, etc.)

º

Commercial printing and binding

º

Document security services

º

Document warehousing and distribution services

º

Custom and stock label products

º

Electronic Forms

º

Form/label combinations

º

Automatic identification and data-collection systems

º

Software and system integration

º

Business supplies and equipment services

º

Complete packaged solutions for distribution warehousing and manufacturing

Market Trends - Excess production capacity and stiff price competition are prevalent in the Document and Label Solutions segment.  The introduction of alternative technologies and a relatively weak economy have reduced industry demand for traditional custom printed business documents.  A very competitive market has led to tremendous price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies. We also believe we can gain market share by offering our customers an increasing array of application software and professional services to help them improve their business processes.

Driven by an increase in both consumer and industrial end-use applications, the market for pressure sensitive labels in North America is projected to exhibit steady growth.  Companies in the industry will increasingly need to incorporate technologies such as bar-code technology, Internet-based commerce, digital presses, and environmentally friendly adhesives and inks.  All of these factors will make the industry more efficient, allowing us to compete for new markets with alternative technologies.  Market trends include:

º

Organizations believe that documents that touch their customers are strategic to their business

º

Customers are migrating to single source suppliers

º

Paper-based documents and workflow are increasingly being automated and migrated to digital form

º

Industry consolidation is creating larger printing companies

º

Demand for Radio Frequency Identification, linerless, laser, thermal, and on-press adhesives is increasing

º

Media recommendations by printer manufacturers are influencing designs

º

Customers are buying labels as part of a package with printers, software, and services

º

Customers are increasing their use of variable data

º

Growing use of removable adhesive

º

Electronic commerce is driving an increase in shipping-label demand as more businesses and individuals buy goods on line

Competition – Our principal competitors include Moore Wallace Incorporated and The Relizon Company (a privately held company spun off from Reynolds and Reynolds).  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, brokers and distributors.  We believe we have several strategic advantages over our competitors including:

º

We are recognized as a leader in secure documents (particularly in the healthcare and financial services markets)

º

We have knowledge and experience in document workflow management, a national reputation, geographic coverage, and a complete line of products from paper to digital

Backlog – Document and Label Solutions backlog of custom printing orders at January 23, 2004, was approximately $44.2 million compared to $31.0 million at February 21, 2003.  We expect to fill all orders in 2004.

FULFILLMENT SERVICES

Products and Services - Fulfillment Services accounted for 25.7%, 24.9%, and 23.8% of our consolidated revenues in 2003, 2002, and 2001.  Utilizing digital output and other technologies, we help our customers communicate effectively with their customers.  We help them provide information and marketing materials that are customized to each of their customers. Examples are monthly billing statements, customized marketing brochures and information kits, or one-to-one marketing communications.  We focus on outsourcing services that primarily serve large-and middle-market companies in the financial services, healthcare, and membership industries. The types of products and services we offer include:

º

Billing and statement solutions

º

Electronic document presentment

º

One-to-one marketing communications (variable print-on-demand)

º

Web-based “information request” fulfillment

º

Customer information kits (cards, policies, statements, manuals, etc.)

º

Short-run, quick print production (print-on demand)

The Fulfillment Process - Fulfillment consists of a series of steps.  First, we design the document and program the format and data from the host location.  Second, we print the document and put it on an electronic website.  Finally, we process the document through finishing equipment, or it is assembled (kitted) into a customized package and mailed to the end consumer. The creation of packages requires special inserting equipment or manual labor to assemble the information kits.  Most companies outsource this activity to have a firm with fulfillment as a core competency to handle the technology, information security, labor, storage, and distribution.  We provide our customers with complete fulfillment services, including programming, design, printing, imaging and distribution of documents – in paper or electronic form.

Market Trends – We expect the overall market for document outsourcing, which includes our Fulfillment Services segment, to grow as companies seek outside help in performing business communications.  Increasingly, companies strive to reach their customers with very targeted and customized promotions.  The ability to print and distribute these communications on demand will also fuel growth in this area.  Statement production and kitting represents a large and growing market. There are approximately a dozen national companies that compete based on capabilities and price.  Our focus remains on growing document outsourcing and digital color as well as the print on demand business.  The weak economy and customers’ delays in expenditures has slowed our progress in these growth initiatives. Market trends include:

º

Utilization of more technology such as providing statements and billing on the Internet

º

Using digital technology to produce printed or electronic personalized communications to increase customer retention and response rates

Competition – Our principal competitors include Moore Wallace Incorporated, ADP Investor Communications Services, Vestcom, Regulus, and Lason, Inc., among others. Some of these companies are much smaller than we are or are regional rather than national.  Others are larger than we are and concentrate on specific market segments.

Backlog – Fulfillment Services’ backlog of orders at January 23, 2004, was approximately $10.1 million compared to $8.5 million at February 21, 2003.  We expect to fill all orders in 2004.

INSYSTEMS

Products and Services - InSystems accounted for 4.9%, 4.3% and 3.2% of the Company’s consolidated revenues in 2003, 2002 and 2001.  We are a leading provider of e-business solutions for financial services organizations.  Our solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. Our software solutions group focuses on software solutions for the automation of document-intensive business processes in the financial services industry, particularly insurance. Our Document Systems group focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets.

The types of products and solutions we offer include:

º

InSystems Calligo™

InSystems Calligo™ is an integrated document automation suite for organizations that need to create, manage and distribute highly personalized, error-free documents in a controlled and distributed environment.

º

InSystems Tracker Enterprise

InSystems Tracker Enterprise automates the product development and state compliance filing process, monitors and tracks approvals, and provides web-access for the status of rates, rules, and forms for the entire organization.  InSystems Tracker is designed for high volume, multi-user environments.

º

Document Systems LinkUp® (LUE) Enterprise

LUE is an intelligent printing solution that creates secure disbursements on command from one laser printer and one supply of stock.  Whether used as a stand-alone system or attached to a network, LUE can process thousands of documents a month with efficiency, flexibility, and security.

º

Document Systems Patient LinkUp® (PLUE) Enterprise

PLUE is a solution designed to simplify and speed the admission process within hospitals.  Admission staffs no longer have to change trays or go to a separate printer each time they need a different form or label.  With a push of a button, they get a complete admissions kit, including patient admitting documents, patient billing, and patient identification barcoded labels and wristbands.

º

Services

Our professional services group provides a broad range of services to assist in implementation and deployment of its software solutions. Service categories include product-specific services, integration services and Internet services.

Market Trends - We focus on the financial services industry.  Industry analysts predict increased information technology spending for financial services organizations in general and specifically for insurance, bringing insurance spending comparable with spending of other financial services, with 8% of revenue being spent on information technology projects.  Market trends include increased emphasis on regulatory compliance for new product development, security, customer and distribution channel loyalty, and the migration from paper to digital solutions.

Competition – Our competitors include in-house development by insurance companies and other companies that offer document automation and document management solutions, such as Docucorp and Document Sciences Corporation.

Backlog – Our backlog of professional services and software maintenance contracted for but not yet performed as of January 23, 2004, is approximately $7.2 million, compared to $12.5 million as of February 21, 2003.  Of this, approximately $1.3 million is not expected to be realized in 2004.

OTHER

Our Other segment includes SMARTworks, PathForward, and International.

SMARTworks’ web-based applications enable organizations to reduce the time, complexity, and costs of designing, customizing, procuring and delivering printed information.  Document and Label Solutions and Fulfillment Services also use these applications in their products and services.  SMARTworks operates as an Application Service Provider of its SMARTworks® Web application.

PathForward offers comprehensive consulting services to help customers reduce costs, improve efficiency, and increase revenue.  Its solutions focus on designing enterprise document strategies, along with providing software integration and implementation services, and sourcing management.  They develop and implement enterprise-wide strategies that include (1) analyzing, mapping and reengineering document workflow, (2) benchmarking and improving on-site print and data center operations, and (3) helping companies negotiate and implement fact-based output sourcing and technology (hardware and software) investment decisions.

Our International business segment generates revenue through various revenue streams including membership fees and royalties from its Global Print Network members, products and services sold to international associates, license fees, professional services, and patent royalties.  On April 7, 2003, the International business segment entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  We have a 40% equity interest in this joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V. The joint venture manufactures and sells label products, and also imports our label products.  We do not receive a material portion of our revenues or net income from sales to foreign customers.

Marketing and Distribution

In late 2002 and early 2003, we strengthened our sales organization through the following actions:

º

Consolidated the Document Management and Label Solutions sales forces and established incentives to increase the level of cross-selling.

º

Established a strategic sales force to develop new business at targeted accounts.

º

Created an inside sales force to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.

º

Formed a lead generation group to develop qualified leads for selected high value added marketing programs.

º

Added a sales team focused on the healthcare market, which has been successful in obtaining new opportunities in that market.

º

Hired several sales representatives within the Document and Label Solutions and Fulfillment segments with strong industry experience to create a dedicated sales force for these segments. Fulfillment Services’ products and services are also sold by Document and Label Solutions’ sales force as part of an enterprise solution.

We use customer relationship management systems to improve sales productivity by automating repetitive and administrative tasks, reducing selling costs, and enhancing account management.  We plan to continue to invest in strategic marketing tools to help in our account management and satisfaction systems, one-to-one marketing, and e-business efforts.

Documents are printed at 35 geographically disbursed locations in the United States.  Documents are shipped directly to customers or are stored by us in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of customer service.

Raw Materials

We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the United States and Canada.  Carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors.  We continuously ensure we have adequate supplies to meet present and future sales objectives.  We generally order from suppliers with whom we have long-standing relationships.

Research and Development

During 2003, we spent $17.2 million on research and development compared to $17.9 and $14.4 million for 2002 and 2001.  Research and development spending for 2003 primarily focused on two areas: the design and development of new products, services, software and technologies, and process improvement activities. The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

Intellectual Property

We have many patents related to documents, equipment, labels, and security products that provide a competitive advantage or which generate license income.  None of these, individually, have a material effect upon the business.

Seasonal

No material portion of our business could be considered seasonal.

Customers

The business of the Company taken as a whole, or by individual business segments, is not dependent upon any single customer or a few customers.  No single customer accounts for 10% or more of total consolidated revenue.

Governmental and Environmental Regulation

We have no significant exposure with regard to the renegotiation or termination of government contracts.  Any expenditure made to comply with federal, state, or local provisions of environmental protection have not had a material effect upon our capital expenditures, earnings, or competitive position.

Employees

At December 28, 2003, we had approximately 5,000 employees compared to 5,700 at December 29, 2002, and December 30, 2001.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  Because such statements deal with future events, they are subject to various risks and uncertainties and actual results for fiscal year 2004 and beyond could differ materially from the Company’s current expectations.  Forward-looking statements are identified by words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  Factors that could cause the Company’s results to differ materially from those expressed in forward-looking statements include, without limitation, variation in demand and acceptance of the Company’s products and services, the frequency, magnitude, and timing of paper and other raw material price changes, general business and economic conditions beyond the Company’s control, timing of the completion and integration of acquisitions, the consequences of competitive factors in the marketplace, ability to retain large customer contracts, the Company’s success in attracting and retaining key personnel, and the effect of alternative technologies on the Company’s traditional product offerings.  The Company undertakes no obligation to update forward-looking statements as a result of new information since these statements may no longer be accurate or timely.

We caution you that the following risks and factors, and those other business risks discussed elsewhere in this report, could cause our actual results to differ materially from those included in forward-looking statements.

Variation in demand and acceptance of our products and services

We have a wide array of products and services—from printed products to digital solutions to managed services.  Our custom-printed single- and multiple-part business forms represent mature products that are in decline as companies increasingly adopt electronic forms and other e-business solutions.  These declines could be offset by capturing increased market share in the traditional document business and generating new revenue through solutions such as print-on-demand, document automation software and managed services. Demand for our new offerings will vary by customer and industry, depending on their technological advancement and business priorities.

Frequency, magnitude, and timing of paper and other raw material price changes

When paper mills raise prices on raw material, we generally increase prices to recover these costs.  We have historically been successful in passing on the majority of price increases over a period of several quarters.

General business and economic conditions beyond our control

Economic conditions impact the demand for our products and services.  A weak economy can cause delays in customers’ investments in technology, business process improvements and other initiatives as well as cause lower consumption of forms, labels and customer communications through reduced business activity.

Timing of the completion and integration of acquisitions

In order to take advantage of growth opportunities and to enhance the products and services we offer, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.  These risks and uncertainties include: (1) our ability to achieve strategic objectives, cost savings, and other benefits from the acquisition; (2) the risk that the technologies acquired do not prove to be those needed to succeed in those markets; (3) the potential loss of key employees of the acquired business; (4) the risk of entering new markets in which we have limited experience; and (5) the impact from future impairments of goodwill of an acquired business.

Consequences of competitive factors in the marketplace

Some of the industries in which we operate are highly competitive, and we expect that this level of competition on pricing and product offerings will continue.  Factors that could affect our ability to compete successfully include competitive pressures that result in increased price reductions and further consolidation of the forms industry, resulting in much larger competitors.

Ability to retain large customer contracts

Approximately 35% of our revenue is generated through contractual agreements with a number of healthcare group purchasing organizations.  Our ability to retain and grow these relationships generally impacts revenue in this industry segment.

#

Success in attracting and retaining key personnel

Our success depends in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel.  The loss of services of any of our key personnel or our inability to attract or retain qualified personnel in the future could impair our ability to meet our key objectives.

The effect of alternative technologies on our traditional product offerings

The market for our traditional products is undergoing significant change.  Our success, in part, is dependent on our ability to successfully develop and introduce new digital products and services.

Available Information

Our Internet website is www.standardregister.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC.  You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, E-mail: investor@standardregister.com, phone:1-937-221-1304. You can also obtain these reports and other information, free of charge, at www.sec.gov.  You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

#

Item 2 – PROPERTIES

Our corporate offices are located in Dayton, Ohio.  SMARTworks’ principal offices are located in Miamisburg, Ohio, and InSystems is located in Toronto, Ontario, Canada.  The following table is a list of our major production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document and Label Solutions	Continuous, Form Labels
Middlebury, Vermont	115,698	Document and Label Solutions	Continuous, Form Labels, 50“ Rolls
Murfreesboro, Tennessee	82,209	Document and Label Solutions	Short-run Continuous
Salisbury, Maryland	114,607	Document and Label Solutions	Continuous, Form Labels, 50“ Rolls
Shelbyville, Indiana	60,930	Document and Label Solutions	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document and Label Solutions	Zipset, MICR Cut Sheet, Laser Forms
Radcliff, Kentucky	79,000	Document and Label Solutions	Custom, Matchweb, Doculabel II
Tampa, Florida	39,634	Document and Label Solutions	Custom, Rolls
Terre Haute, Indiana	53,757	Document and Label Solutions	Custom, Specialty
Charlotte, North Carolina	57,191	Fulfillment Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	22,000	Fulfillment Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	Fulfillment Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	Fulfillment Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; and Tolland, Connecticut are leased facilities.  In addition, we operate 22 smaller Stanfast Print Centers.  In most cases these facilities are located in major metropolitan cities in the U.S. and are leased.

Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.  Utilization by press varies significantly, averaging an estimated 58% overall.  We believe our production facilities are suitable and can meet our future production needs.

#

Item 3 - LEGAL PROCEEDINGS

(a.)

We have no material claims or litigation pending against us.

(b.)

Standard Register has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations.  None of these matters have reached the stage where a significant liability has been assessed against the Company.  We have evaluated each of these matters and believe that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures.  This assessment is notwithstanding our ability to recover on existing insurance policies or from other parties that we believe would be held as joint and several obligors under any such liabilities.  However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions.  However, currently, we do not believe that there is a likelihood of a material adverse effect on our financial condition in these circumstances.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2003, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages as of January 25, 2004, their current titles, and any positions they held during at least the last five years:

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	54	Vice President, Business Development. Ms. Beladi has served in this position since January 2000. Previously, she held positions as Associate Vice President, Corporate Planning & Development and Director of Business Planning. Prior to joining Standard Register in January 1996, she was Associate Vice President, Strategy and Planning, Computer Systems Group at NCR Corporation.	2000
Craig J. Brown	54	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Robert J. Crescenzi	53	Vice President, Operational Excellence. Mr. Crescenzi has served in this position since January 2001. Prior to joining Standard Register, he was Vice President of Customer Satisfaction and Quality at Compaq Corporation from 1997 through 2000.	2001
Peter A. Dorsman	48	Executive Vice President and Chief Operating Officer. Mr. Dorsman has served in his current position since February 2000, having previously served as Senior Vice President and General Manager-Manufacturing Operations, from July 1999 to February 2000, and Senior Vice President and General Manager-Document Management and Systems Division from January 1998 to July 1999.	1996
Paul H. Granzow	76	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Jeffrey P. Kenny	45	President, Document and Label Solutions. Mr. Kenny has served in his current position since January 2003, having previously served as President, Label Solutions since October 2001. Prior to joining Standard Register, he was Chief Operating Officer for W/S Packaging Group from 1996 to 2001. 12	2001
Kathryn A. Lamme	57	Vice President, General Counsel and Secretary. Ms. Lamme was appointed to this position in April 2002, having previously served as Vice President, Secretary and Deputy General Counsel of Standard Register from April 1998 to April 2002.	1998
Joseph P. Morgan, Jr.	44

Vice President, Chief Technology Officer.  Mr. Morgan has served in this position since January 2003.  He has also served as President & Chief Executive Officer of SMARTworks, LLC. since 2001.  Prior to joining Standard Register, from January 2001 to July 2001, he was President and Chief Executive Officer of Transvision, Inc.  Mr. Morgan served as President and Chief Operating Officer of eflatbed.com from February 2000 to January 2001, and was also Executive Vice President of Quadivius, Inc., the holding company for eflatbed.com, from August 2000 to January 2001.  From November 1999 to February 2000, Mr. Morgan was principal of J.P. Morgan, Jr., Consulting.  He served as President and Chairman of SONY Chemical Corporation of America from June 1994 to November 1999.

			2003
Dennis L. Rediker	60	President and Chief Executive Officer. Mr. Rediker has served in his current position since June 2000. Prior to joining Standard Register, in 1993 he joined English China Clays plc as President, American Pacific Division. He was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys in 1999 and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000
Jeffrey R. Relick	48	President, Fulfillment Services. Mr. Relick has served in his current position since January 2001. Prior to joining Standard Register, he was Vice President and Chief Operating Officer of Synxis Corporation from August 1999 to January 2001. Previously, he was Vice President and General Manager, Industry Markets, for Moore Business Communications Services from January 1999 to August 1999, having previously served as Vice President and General Manager, Telecommunications Markets, from February 1994 to December 1998.	2001
M. Jay Romans	53	Senior Vice President, Human Resources. Mr. Romans has served in his current position since April 2001. Prior to joining Standard Register, he was President of Romans & Associates from 2000 to April 2001. From 1997 to 2000, Mr. Romans held the position of Vice President, Human Resources for Becton Dickinson Corporation.	2001
Laurie A. Spiegelberg	37	Vice President, Corporate Communications. Ms. Spiegelberg has served in her current position since August 2001. Prior to joining Standard Register, she was Vice President-Corporate Communications for Brady Corporation from 1996 to 2001.	2001

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the pleasure of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a.)

Market Price

The following table lists the high and low market prices as reported on the NYSE and dividends paid per share for each quarterly period during fiscal years 2003 and 2002:

2003
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 20.16	$ 13.25	$ 14.65
2nd	$ 0.23	$ 18.91	$ 14.07	$ 16.61
3rd	$ 0.23	$ 18.65	$ 16.10	$ 16.84
4th	$ 0.23	$ 18.17	$ 15.12	$ 16.46

2002
Cash
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 28.25	$ 18.05	$ 28.12
2nd	$ 0.23	$ 35.00	$ 27.51	$ 34.19
3rd	$ 0.23	$ 32.65	$ 22.35	$ 24.65
4th	$ 0.23	$ 25.50	$ 17.74	$ 18.61

(b.)

Approximate Number of Holders of Common Stock

On January 23, 2004, there were approximately 2,785 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

(c.)

Dividend Policy

We expect to continue paying quarterly cash dividends in the future, however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.

Information regarding our equity compensation plans is in Item 12 on page 83 and is incorporated by reference into this section of Item 5.

#

Item 6 - SELECTED FINANCIAL DATA
THE STANDARD REGISTER COMPANY
SIX YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)
	2003	2002 (a)	2001	2000	1999(b,c)	1998 (b,d)
SUMMARY OF OPERATIONS
Revenue	$ 916,334	$ 1,028,083	$ 1,187,597	$ 1,362,597	$ 1,393,986	$ 1,369,918
Cost of sales	576,476	621,428	781,594	894,428	888,356	875,526
Gross margin	339,858	406,655	406,003	468,169	505,630	494,392
Research and development	17,236	17,865	14,385	10,289	8,875	9,012
Selling, general and administrative	300,598	274,915	304,499	354,542	344,388	332,252
Depreciation and amortization	46,270	46,674	45,419	54,694	50,858	45,027
Asset impairments	15,910	-	41,512	80,738	-	-
Restructuring charges (reversals)	20,082	(1,837)	64,856	14,064	-	-
Interest expense	4,055	13,324	12,755	12,691	13,850	14,044
Investment and other income (expense)	(982)	605	(3,171)	(2,750)	(1,878)	(1,635)
Income taxes (benefit)	(24,244)	22,528	(30,931)	(21,303)	33,797	38,679
Income (loss) from continuing
operations	(39,067)	32,581	(43,321)	(34,796)	55,740	57,013
Income (loss) from discontinued
operations	-	-	-	-	(509)	2,570
Gain on sale of discontinued
operations	-	-	-	-	15,670	-
Net income (loss)	$ (39,067)	$ 32,581	$ (43,321)	$ (34,796)	$ 70,901	$ 59,583

DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ (1.38)	$ 1.14	$ (1.57)	$ (1.27)	$ 1.98	$ 1.99
Income (loss) from discontinued
operations	-	-	-	-	(0.02)	0.09
Gain on sale of discontinued
operations	-	-	-	-	0.56	-
Net income (loss)	$ (1.38)	$ 1.14	$ (1.57)	$ (1.27)	$ 2.52	$ 2.08

Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.88	$ 0.84
Shareholders' equity	$ 8.73	$ 11.10	$ 15.03	$ 17.70	$ 19.81	$ 18.35

YEAR-END FINANCIAL DATA
Current ratio	2.9 to 1	3.6 to 1	3.9 to 1	4.3 to 1	4.2 to 1	3.6 to 1
Working capital	$ 185,638	$ 283,096	$ 362,917	$ 367,106	$ 363,643	$ 343,439
Plant and equipment	$ 165,538	$ 206,222	$ 225,216	$ 307,771	$ 328,143	$ 368,161
Total assets	$ 628,957	$ 754,864	$ 837,783	$ 894,147	$ 961,639	$ 985,077
Long-term debt	$ 125,000	$ 200,010	$ 202,300	$ 202,930	$ 203,520	$ 234,075
Shareholders' equity	$ 248,588	$ 312,480	$ 415,290	$ 488,142	$ 541,731	$ 520,965

OTHER DATA
Number of shares
outstanding at year-end	28,468,455	28,145,272	27,634,864	27,575,804	27,339,452	28,388,636
Number of employees	5,028	5,681	5,692	8,022	8,208	8,682
Capital expenditures	$ 18,343	$ 28,220	$ 25,647	$ 65,792	$ 67,567	$ 65,733

(a) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002 , respectively.
(b) Reflects income (losses) from discontinued operations as a result of the sale of Communicolor on April 1, 1999.
(c) Reflects the gain on sale of Communicolor on April 1, 1999.
(d) Reflects the acquisition of UARCO Incorporated on December 31, 1997.

#

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Dollars in Millions, Except Per Share Amounts)

OVERVIEW

The Company - We are a leading provider of information solutions for the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.  Our products and services include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.

As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions – from printed documents to consulting to digital solutions - and continue to expand capabilities that help organizations effectively capture, manage, and use information to improve their business results.  Organizations leverage Standard Register’s deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  Our operations include three reportable segments: Document and Label Solutions, Fulfillment Services, and InSystems.

Industry challenges - The overall market for most printed business documents will increasingly be marked by unfavorable economic forces.  The industry is currently oversupplied, and competing software and Internet technologies will continue to make inroads, eliminating or devaluing the role of many traditional paper forms.  These conditions will lead to lower unit demand and relatively weak pricing.  The pace of change is expected to be gradual, but is difficult to predict.

Advances in digital printing will increasingly intrude on the quality and cost advantages historically claimed by conventional long-run offset printing.   For many print applications, this will require the industry to add capital investment and will accelerate the “commoditization” of custom printed documents.

Business Challenges – The above industry conditions, exacerbated by some post 2001 restructuring sales productivity issues, resulted in revenue decreases in each of the past two years.  The lower revenue has, in turn, produced substantial profit declines.  The payoff from the significant realignment and investments made in our sales force in recent months, while predictable, has taken time to develop.

Our strategy of expanding our portfolio of products and services to provide for long-term growth requires that we redirect some investment away from traditional capital spending and toward people, technology, and other capabilities, most of which are expensed.  This places additional stress on our near-term profitability.

The weak stock market in 2001 and 2002, coupled with historically low interest rates, has driven our pension plan from an overfunded to an underfunded position.  Pensions produced earnings in 2002 equal to $0.04 per share, but resulted in expense in 2003 equivalent to $0.76 per share, the latter including a pension settlement charge of $0.57 per share triggered by an unusually high number of retirements.  Pension expense for 2004 is currently estimated at $0.51 per share with no settlement charge expected.

Paper costs have changed little in recent years, but are expected to increase as paper mill operating rates improve, inventories fall, and the overall economy gains momentum.   Although the document-pricing environment is difficult, we would expect to recover higher paper costs over a several quarter period.

Our Focus - Our objective is to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to provide for an increasing market demand for digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability, and control over the process are expected to be a strong differentiator.

We intend to continue to bring our customers software products and support services, such as InSystems, SMARTworks, and ExpeData that improve their ability to capture, organize, and move information.  We also plan on continuing to offer a portfolio of Standard Register managed services that help our customers reduce cost and improve their business processes.

We expect to maintain our current strong financial condition and to maintain our focus on cash flow.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements.  Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions pertaining to restructuring, impairments, and business combinations is directly reflected in the financial results of the individual segment.  The impact of changes in estimates and assumptions related to pension and postretirement healthcare benefit plans affect segment results through an allocation of corporate expense.

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

Pension and Postretirement Healthcare Benefit Plan Assumptions

We have defined-benefit pension plans covering substantially all of our employees. We also have a postretirement benefit plan that provides certain healthcare benefits for eligible retired employees. Included in our financial results are significant pension and postretirement obligations and benefit costs and credits, which are measured using actuarial valuations. The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.  Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, and the healthcare cost trend rate.  In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension or postretirement obligations and benefit expense recorded in future periods.

Discount rate - One of the principal components of calculating the projected benefit obligation, the accumulated benefit obligation, and certain components of pension and postretirement healthcare benefit expense is the assumed discount rate.  The discount rate is the assumed rate at which future pension and postretirement healthcare benefits could be effectively settled.  The discount rate established at fiscal year-end for the benefit obligations is also used in the calculation of the interest component of benefit expense for the following year.  Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due.

Expected long-term rate of return on plan assets - One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed-income securities.  We use long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization. The amortization of these differences could have a significant effect on net periodic pension cost.

Our non-qualified pension and postretirement healthcare benefit plans are unfunded plans and have no plan assets.  Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

Rate of future compensation increases - The rate of anticipated future compensation increases is another significant assumption used in the actuarial model for pension accounting and is determined based upon our long-term plans for such increases.

Healthcare cost trend rate - One of the principal components of calculating the projected benefit obligation as well as the net periodic benefit cost for our postretirement healthcare plan is the healthcare cost trend rate.  We review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates used for the benefit obligation and expense.

We review the assumptions used to account for pension and postretirement healthcare benefits each fiscal year-end, and as a result of our annual evaluation, in 2003 we lowered the discount rate, expected return on plan assets, salary increase assumptions, and healthcare cost trend rates to better reflect current U.S. economic conditions.

Weighted-average Assumptions

Projected benefit obligation	2003	2002	2001
Discount rate	6.00%	6.75%	7.00%
Future compensation increase rate
- current year	0.00%	4.00%	5.00%
- subsequent years	3.50%	4.00%	5.00%

These assumption changes increased the pension and postretirement healthcare obligations recorded on our balance sheet in 2003 by $39.8 million and $2.7 million, respectively.  Holding all other assumptions constant, a one percent increase or decrease in the discount rate would increase or decrease the pension or postretirement obligation recorded by approximately $55.4 million and $2.8 million, respectively.  A one percent increase in the assumed healthcare cost trend rate would increase the postretirement healthcare benefit obligation recorded by $4.7 million and a one percent decrease would reduce the obligation by $4.2 million.

Net periodic benefit cost	2003	2002	2001
Discount rate	6.75%	7.00%	7.00%
Expected long-term rate of return
on plan assets	9.00%	9.50%	10.00%

Healthcare cost trend rate assumed	9.00%	10.00%	8.50%
for next year
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	5.00%	5.00%
Year that the rate reaches the
ultimate trend rate	2010	2009	2007

These assumption changes increased 2003 pension and postretirement healthcare benefit cost by $2.2 million and $0.7 million, respectively.  Holding all other assumptions constant, a one percent increase or decrease in the discount rate would increase or decrease pension or postretirement benefit cost by approximately $8.4 million and $0.1 million, respectively.  A one percent change in the assumed healthcare cost trend rate would result in an approximately $0.4 million increase or decrease in postretirement healthcare expense for 2003.

Amortization of differences between the expected and actual returns on the plan assets, including those resulting from losses in 2002 and 2001, will continue to impact our pension cost. The long-term rate of return on plan assets that we expect to use to determine fiscal 2004 net periodic pension cost is 8.75% which would increase expense by $6.0 million.  This, plus the amortization of past market losses and other probable changes in actuarial assumptions, is expected to increase 2004 pension cost by approximately $14.7 million over the 2003 amount, before the settlement charge.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Following proposed guidance of the Financial Accounting Standards Board, we have elected to recognize the effects of the Act in the accounting for our postretirement plan.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information.

The postretirement healthcare obligation at December 28, 2003, reflects that we will recognize a 28% subsidy as an offset to plan costs.  The effect is a $9.3 million unrecognized net actuarial gain reflected in the postretirement obligation that will be amortized to income in future periods.  The postretirement benefit cost for 2003 does not include any impact from the effect of the subsidy.  The 28% subsidy is expected to reduce our prescription drug plan costs by about 600 dollars per individual in 2006 and this amount is expected to increase by the valuation trend rates.  Our actuaries have determined that our prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan, and projections indicate that this will be the case indefinitely.

Restructuring

We initiated restructuring actions in the second quarter of 2003 which are being accounted for according to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Unlike previous restructurings, under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  If quoted market prices are not available, the estimate of fair value is based on the best information available in the circumstances.  We used estimates to calculate the fair value of our obligations related to severance and other employer-related costs, lease cancellations, and other contract exit and termination costs related to the 2003 restructuring.  Critical estimates used in the measurement of the 2003 restructuring liabilities included management’s estimate of our ability to sublease closed facilities within three months and the amount of such sublease arrangements, which range from 40 to 50% of the original lease amount.  As of the end of fiscal 2003, we have not been able to sublease any of the facilities related to the 2003 restructuring. If we are unable to sublease the facilities, or the amount or timing of the sublease arrangement differs from expectations, we could incur up to an additional $1.0 million of restructuring expense, which is not included in the total estimated restructuring costs to be incurred.  Additionally, our estimate of total expected costs to be incurred could increase or decrease depending upon the variability of these estimates, other assumptions used, and the outcome of any remaining restructuring activities.

During 2000 and 2001, we were engaged in significant restructuring actions that required us to develop formalized plans related to the restructuring activities.  The development of these plans required the use of significant estimates related to, among other things, lease cancellations. We have not been able to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4.9 million of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $1.6 million was expensed in 2003.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include intangible assets, goodwill, and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors considered important that could trigger an impairment review include but are not limited to the following:

º

Sustained underperformance relative to expected historical or projected future operating results

º

Changes in the manner of use of the assets, their physical condition or the strategy for the Company’s overall business

º

Negative industry or economic trends

º

Declines in stock price of an investment for a sustained period

º

The Company’s market capitalization relative to net book value

º

A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit, or a long-lived asset will be sold or otherwise disposed of, significantly before the end of its previously estimated useful life

º

A significant decrease in the market price of a long-lived asset

º

A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator

º

An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset

º

A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset

º

Unanticipated competition

º

A loss of key personnel.

Long-Lived Assets - We evaluate recoverability of assets to be held and used by comparing the carrying amount of the asset to quoted market prices, if available, or undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

In performing tests of impairment, we estimate future cash flows that are expected to result from the use of the asset and its eventual disposition.  These estimates of future cash flows, based on reasonable and supportable assumptions and projections, require significant management judgment.  The time periods for estimating future cash flows is often lengthy, which increases the sensitivity to the assumptions made.  Depending on the assumptions and estimates used, the estimated future cash flows used for impairment testing could vary considerably.

In conjunction with the 2003 restructuring, we identified certain pieces of equipment and two buildings that were closed that we believed could be sold.  We considered recent sales of similar properties, real estate broker valuations, and offers and bids to determine fair value.  As of January 25, 2004, we had sold a majority of the assets held for sale. While we believe that the fair value of the remaining assets held for sale is reasonable, if we are not successful in selling the assets, further impairments may need to be recognized.

The Document and Label Solutions segment also recorded an impairment charge in 2003 related to forms-designs software that became technologically outdated.  The carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.

Goodwill and Intangible Assets - Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

The consolidation of PlanetPrint and other Fulfillment Services’ centers in Dallas, Texas, triggered the requirement for an impairment test of the goodwill related to the PlanetPrint acquisition in the second quarter of 2003.  During the third quarter of 2003, we also performed the annual test for goodwill impairment related to the InSystems acquisition. These tests were performed at the reporting unit level and were conducted with the assistance of independent valuation consultants.  In both tests, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the tests for impairment, we made assumptions about future sales and profitability.  This required significant judgment due to the short period of time for which we owned these business units.  In estimating expected future cash flows related to the PlanetPrint assets, we used internal forecasts that were based upon actual results, assuming an average revenue growth of 9% per year and minimal increases in gross margin.

In estimating expected future cash flows related to the InSystems assets, we used internal forecasts that reflected our assumptions about future sales and profitability.  We used a weighted-average of probable expected future cash flows over a five-year period, discounted using a risk-adjusted discount rate of 9.4%, after considering terminal values.   Our expected future cash flow estimates were based on the strategic direction of InSystems at that time, which included enhancements to document automation software, growth from utilizing the components of the eXterity™ software suite, and growth in the Tracker software product.  These strategic plans included significant research and development expenditures in 2004 and beyond.

At the time of the impairment tests, the carrying values of net assets for PlanetPrint and InSystems were $7.9 million and $83.7 million, respectively.  If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets for either PlanetPrint or InSystems, including goodwill.

In the fourth quarter of 2003, we saw a need for a change in strategic direction for InSystems in order to improve their earnings performance for 2004.  The strategic direction of InSystems was changed to focus on penetrating markets with existing products and canceling all plans related to its eXterity™ software, which resulted in a restructuring.  As a result of these actions, in the fourth quarter of 2003, we performed an additional impairment test of goodwill and tested other intangible assets and capitalized software development costs related to InSystems for impairment.  The change in strategic direction significantly reduced our forecast of future estimated revenues.  The discounted sum of the expected future cash flows from the assets in this test also exceeded the carrying value of those assets, although by a much smaller margin.  Although there was no impairment of goodwill required, we did recognize a $4.5 million impairment charge related to capitalized software development costs due to the cancellation of all plans related to the use of InSystems’ eXterity™ software platform.

The most critical estimates, in order of significance, used in the impairment test include (1) estimated revenue in year five (2) the weight of probability given to each business case (3) the terminal value assumed (4) the amount of research and development spending (5) the foreign exchange rate used and (6) the discount rate applied.  In developing each business case, the estimates were primarily based on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for our document automation software. A 10% change in any one of these assumptions, of which revenue in year five has the most significant impact, would have required us to record an impairment.  A 10% change in year-five revenue would increase or decrease our expected future cash flows by approximately $34 million on an undiscounted basis.  If InSystems is unable to achieve its business plans, the likelihood of future goodwill impairment increases.

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.  Such events may include strategic decisions made in response to economic conditions relative to operations and the impact of technology, economic conditions, and industry trends on our customer base.

Business Combinations

We are required to allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development, based on their estimated fair values.  We engaged an independent third-party to complete a valuation to assist in determining the fair value of assets acquired and liabilities assumed for the two acquisitions completed during 2002.  Such valuations require us to make significant estimates and assumptions, especially related to intangible assets.  The significant purchased intangible assets recorded by us for the 2002 acquisitions and the fair value assigned to them are discussed in detail below.

Critical estimates made in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts; acquired developed technologies and patents; assumptions used in determining the useful life; and discount rates.  Our estimates are based upon assumptions we believe are reasonable, but which are inherently uncertain and unpredictable; as a result, actual results may differ from estimates.

In 2003, we reviewed the useful life of the service relationships assigned at the acquisition date for InSystems.  We estimated the discounted future cash flows from the related software and compared them with the amount calculated at the time of acquisition.  As a result, the useful life was decreased from twelve to seven years.  This change in estimate increased amortization expense in 2003 by $0.3 million and will increase amortization expense in years 2004-2008 by $1.2 million per year and decrease amortization expense by $0.1 million in 2009.

RESULTS OF OPERATIONS

Two factors that significantly affect the comparability of results of operations are the acquisitions made in 2002 and the restructuring and impairment charges in 2001 and 2003.

Acquisitions

On July 2, 2002, we paid $88.7 million in cash for all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto Ontario, Canada.  InSystems is a leading provider of e-business solutions for financial services organizations.  In conjunction with the acquisition of InSystems, we recorded approximately $47.1 million of goodwill, $17.1 million of purchased intangibles, and $21.0 million of capitalized software development costs. Results of operations for InSystems are included in our consolidated financial statements from the date of acquisition.  In connection with the acquisition, we paid a former director of the Company a consulting fee of $0.6 million for his work in securing the agreement.

On July 12, 2002, we acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota. We paid $9.4 million in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis.  In conjunction with the acquisition, we recorded approximately $6.5 million of goodwill and $1.6 million of capitalized software development costs.  Results of operations are included in our consolidated financial statements from the date of acquisition and included with the Fulfillment Services segment.  Concurrently, we also acquired selected intellectual assets of PathForward for $1.0 million in cash, which was recorded as an intangible asset.

Restructuring

The Renewal Plan - In July 2000, we began work on a restructuring and renewal plan (Renewal Plan) designed to recover our market value and establish a solid platform for long-term earnings growth.  Late in that year, we concluded that as much as 20% of our customer accounts did not return sufficient margin to justify the levels of investment and overhead required to support them.  The effect of this low-margin business was to drive our overall return on capital to a level below our cost of capital.

A second conclusion was that we were becoming increasingly over-invested in markets with below-average growth prospects.  Further, this tendency was being reinforced by a functional organizational structure that did not nurture those elements of the business that had significant growth potential.

Finally, it was apparent that we had many strong attributes, including leadership positions in the healthcare and financial services markets, a track record of providing innovative document and work flow solutions valued by our customers, strong cash flow from a diversified base of renewable business, and a very strong financial condition.

In January 2001, we announced the Renewal Plan, comprised of four components: restructuring, reorganization, performance improvement, and early stage investments for future growth.  Management’s judgment was that all four of these elements were critical to renewing our value.  Most of the emphasis in 2001 was directed to restructuring and reorganization.  However, several key investments were also initiated in the year to lay the groundwork for operational improvement and growth.

In the restructuring phase, we eliminated that portion of our business that likely could not be improved to provide an acceptable return, representing an estimated $250 million of our $1.3 billion in annual revenue.  In conjunction with these actions, we targeted, and met, a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative (SG&A) expense, and depreciation.  The cost reductions resulted primarily from the reduction of an estimated 2,400 jobs, and a 30% reduction in production capacity. The objective was for the annualized value of the cost reductions to exceed the annualized loss of contribution margin on the eliminated business.

Year 2001 Restructuring Costs - Due to the nature of the changes and the duration of the program, estimates of the timing and amount of cost savings required significant judgment and changed in 2001.  The Plan resulted in the closing of 25 production facilities.  In addition, 149 sales offices, and 29 warehouses were consolidated into other locations.  In connection with the closing of these facilities, we recorded a total of $24.3 million in severance and employer related costs related to the elimination of 2,400 positions company wide. The employment reduction primarily affected employees in manufacturing, sales, warehousing, and administrative positions.  Ultimately, 2,330 positions were eliminated during 2001, but as a result of voluntary resignations we paid severance to only 1,985 persons.  An additional 70 were later eliminated during 2002.  Outplacement and stay bonuses were likewise less than originally expected. Also, we incurred lower than expected payments for compliance with the Worker Adjustment and Retraining Act.  These changes resulted in reversals to the accrual established for severance and employer related costs of $7.5 million in 2001 and $1.7 million in 2002.

Total expense for contract exit and termination costs was $26.9 million.  Net liabilities originally recorded for contract exit and termination costs aggregated $20.6 million and included $12.9 million for various contractual commitments on leased facilities and $4.4 million for contractual commitments for taxes, utilities, and maintenance costs primarily related to the closed leased facilities.  Also included was $1.0 million for travel to implement the restructuring and $2.3 million of other exit costs, primarily related to the removal of equipment.  In addition to the original charge, we incurred $6.3 million of contract exit and termination costs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.

Inventory and other asset write-downs were $11.8 million in 2001, of which $10.9 million was classified in cost of sales.  Substantially all of this write-down related to excess supplies inventory at closed facilities and finished inventory related to eliminated low-margin accounts.  In addition, we incurred $6.5 million of inventory write-downs that were in excess of the originally estimated charges and were charged directly to restructuring expense as incurred.  The $4.1 million reversal shown in the table related to excess supplies inventory and inventory for a business line that was discontinued in conjunction with the restructuring, but was later sold to a buyer.

Implementation costs related to the relocation of equipment and personnel from closed facilities were also charged directly to restructuring expense as incurred.

Pre-tax components of the 2001 restructuring charge is as follows:

		Charges	Adjustments to	Total
	Charges to	Directly to	Charges to	2001
	Restructuring	Restructuring	Restructuring	Restructuring
	Accrual	Expense	Accrual	Expense
Severance and employer related costs	$ 30.9	$ 0.8	$ (7.5)	$ 24.3
Contract exit and termination costs	21.3	6.3	(0.7)	26.9
Inventory and asset write-downs	9.4	6.5	(4.1)	11.8
Implementation costs	-	14.5	-	14.5
Total	$ 61.6	$ 28.2	$ (12.3)	$ 77.5

A summary of the 2001 restructuring accrual activity is as follows:

	Charged to	Reversed	Incurred	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2001	in 2001	2001	in 2002	in 2002	2002	in 2003	2003
Severance and
employer
related costs	$ 30.9	$ (7.5)	$ (20.2)	$ 3.2	$ (1.5)	$ (1.7)	$ -	$ -	$ -

Contract exit and
termination costs	21.3	(0.7)	(8.9)	11.7	(9.4)	-	2.3	(2.3)	-

Inventory and other
asset write-downs	9.4	(4.1)	(5.2)	0.1	-	(0.1)	-	-	-

Total	$ 61.6	$ (12.3)	$ (34.3)	$ 15.0	$ (10.9)	$ (1.8)	$ 2.3	$ (2.3)	$ -

In 2001, we reversed $1.8 million of contract exit and termination costs, primarily related to equipment removal costs that were lower than estimated.  The remaining liability at December 29, 2002, related to long-term lease obligations through 2006 that we were attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgment.  We have been unable to sublease as many of the facilities as expected or to buy-out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4.9 million of lease payments will be charged to restructuring expense as incurred through 2006, of which $1.6 was expensed in 2003.

Year 2003 Restructuring Costs

In 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  As a result, SFAS No.146 may affect the timing of the recognition of costs associated with a restructuring.

Pre-tax components of the total restructuring charges recorded in 2003 are as follows:

	Charges			Total
	Directly to	Charges to	Reversed	2003
	Restructuring	Restructuring	in	Restructuring
	Expense	Accrual	2003	Expense
2003 Restructuring
Severance and employer related costs	$ 0.3	$ 10.8	$ -	$ 11.1
Contract exit and termination costs	1.0	2.3	-	3.3
Implementation costs	4.2	-	-	4.2
Total 2003 restructuring	5.5	13.1	-	18.6

2001 Restructuring
Contract exit and termination costs	1.6	-	-	1.6
Total 2001 restructuring	1.6	-	-	1.6

2000 Restructuring
Contract exit and termination costs	-	-	(0.1)	(0.1)
Total 2000 restructuring	-	-	(0.1)	(0.1)
Total restructuring expense	$ 7.1	$ 13.1	$ (0.1)	$ 20.1

In 2003, we initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  We consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, we determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, we reduced staffing levels within this segment.  We also eliminated management and other positions at our corporate headquarters.  Most of these actions were completed by the end of 2003.  Costs incurred include severance and employer related costs, contract termination costs, and other associated costs directly related to the restructuring efforts. Total restructuring charges expected to be incurred for the 2003 restructuring actions total $19.6 million pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs will be expensed as incurred through 2005.  All costs are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total Costs	Total
	Expected	2003
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 11.1	$ 11.1
Contract termination costs:
Lease obligations	3.1	2.1
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.4	0.4
Associated costs:
Travel	0.3	0.3
Equipment removal and relocation	2.9	2.9
Other exit costs	1.8	1.8
Total	$ 19.6	$ 18.6
BY SEGMENT:
Document and Label Solutions	$ 11.5	$ 11.1
Fulfillment Services	5.0	4.4
InSystems	2.3	2.3
Other	0.8	0.8
Total	$ 19.6	$ 18.6

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003
Severance and employer related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3
Contract termination costs	2.3	(0.8)	-	1.5
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8

Impairments

2001 Asset Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold, resulting in total impairment charges of $41.5 million.  This impairment was comprised of machinery and equipment write-offs totaling $32.5 million and building impairments of $9.0 million.  At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2.3 million.  These buildings were sold during 2003, resulting in a total gain of $1.1 million that is included as a credit to Asset Impairments for 2003 in the accompanying Consolidated Statement of Income.

2003 Asset Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2.5 million of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $1.6 million related to the Document and Label Solutions segment and $0.9 million related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids, resulting in a net impairment charge of $6.8 million.  Of this amount, $5.4 million related to the Document and Label Solutions segment and $1.4 million related to the Fulfillment Services segment.

The carrying values of assets held for sale are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet.  At December 28, 2003, assets held for sale related to the Fulfillment Services and Document and Label Solutions segments totaled $1.2 million and $0.9 million, respectively.  We discontinued depreciation on these assets in June 2003.  As of January 25, 2004, we have sold a majority of the assets held for sale.  We believe that the remaining assets will be sold within the one-year timeframe and plan to sell the remaining equipment through brokers.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to form-designs software that became technologically outdated.  We are replacing the software used for forms design to one that is more widely used by our customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense is not material.

PathForward recorded an impairment charge of $1.2 million related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer; beginning in the fourth quarter of 2003, the use of this software by this customer ceased as a result of a mutual decision by both the Company and the customer.  We have determined there are no alternative uses for this software.

InSystems recorded an impairment charge of $4.5 million related to capitalized software development costs recorded with the acquisition.  A change in the strategic direction of InSystems that resulted in the restructuring actions previously discussed, also included the cancellation of all plans related to the use of the InSystems’ eXterity™ software platform.

The above impairment charges are included in Asset Impairments in the accompanying Consolidated Statement of Income.

Investment Write-Down

In June 2002, we purchased 500,000 shares of common stock in Printcafe, a publicly traded provider of enterprise software, for $5.0 million.  We did not have intentions of selling the shares in the near term and therefore classified them as available-for-sale securities.  The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income (loss) in shareholders’ equity.

On January 23, 2003, an unsolicited offer was made for all of the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee to evaluate all potential offers to purchase Printcafe.  We believed that this sequence of events would likely lead to a sale of Printcafe Therefore, we believed that an other-than-temporary decline occurred and recognized a portion of the unrealized loss based on the offer price.  The resulting $3.7 million unrealized loss on investment was included in Investment and Other Income (Expense) in the Consolidated Statements of Income for the year ended December 29, 2002. An additional unrealized loss of $0.7 million was recorded as a component of other comprehensive income (loss).

On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  This was the per-share amount we used to calculate the unrealized loss recognized in 2002.  The acquisition was completed on October 21, 2003 and we elected to receive cash for our shares of Printcafe stock.

Analysis of Operations

The following discussion and analysis provides information which management believes is relevant to an understanding of our consolidated results of operations and financial condition, supplemented with a discussion of segment results.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The table below presents an analysis of operations for each of the years 2003, 2002, and 2001:

	2003	2002	2001
Revenue	$916.3	$1,028.1	$1,187.6
% Decrease	-10.9%	-13.4%	-12.8%
Gross Margin	339.9	406.7	406.0
% Revenue	37.1%	39.6%	34.2%
SG&A and R&D Expense	317.8	292.8	318.9
Depreciation & Amortization	46.3	46.7	45.4
Asset Impairment	15.9	-	41.5
Restructuring	20.1	(1.8)	64.9
Income From Operations	(60.2)	69.0	(64.7)
Interest Expense	4.1	13.3	12.8
Investment and Other (Income) Expense	(1.0)	0.6	(3.2)
Pretax Income (Loss)	(63.3)	55.1	(74.3)
Net Income (Loss)	$ (39.1)	$ 32.6	$ (43.3)
Earnings Per Diluted Share	(1.38)	1.14	(1.57)

Effects to Earnings Per Share
Restructuring & Impairment	$ (0.78)	$ 0.04	$ (2.25)
Pension Settlement	(0.57)	-	-
Other Pension Expense	(0.20)	0.04	0.12
Inventory Write-offs	(0.09)	-	-
Other	0.26	1.06	0.56
Total	$ (1.38)	$ 1.14	$ (1.57)

2003 Compared to 2002

The net loss for 2003 was $39.1 million or $1.38 per share, compared to net income of $32.6 million or $1.14 per share in 2002.  The following factors had a significant impact on the year-to-year comparison:

Restructuring & Impairment - We consolidated manufacturing facilities, discontinued a software program at InSystems, and took other asset retirement and cost saving actions during 2003 that resulted in restructuring and asset impairment expenses totaling $36.0 million.  These expenses, previously discussed in detail, were equivalent to $0.78 per share.

Pension Settlement - An unusually large number of associates elected to retire in 2003 and took a lump-sum payout as a result of low prevailing interest rates that boosted the present value of their pension benefits.  This triggered a non-cash pension settlement charge equal to $0.57 per share.  The charge primarily represents the immediate recognition of deferred pension plan investment results and is required when pension payments become significant.  We do not expect a pension settlement charge in 2004.

Other Pension Expense - As a result of the weak stock market in 2001 and 2002 and declining interest rates, the assets in the qualified pension plan trust dropped below the accumulated benefit obligation in late 2002.  This triggered the amortization of past asset and liability losses, increasing 2003 expense by approximately $8.0 million.  Changes in plan assumptions for the discount rate and expected investment return, also discussed earlier, added about $2.2 million to 2003 expense.  The total increase of $11.0 million to pension expense reduced earnings per share by $0.24 per share, on a year-over-year basis.

Pension expense for 2004 is currently estimated at $24.0 million – an approximate $14.7 million increase over the 2003 expense (before pension settlement).  The increase is expected to result from increased amortization and changes in the discount rate and investment return assumptions discussed under Critical Accounting Policies.

Inventory Write-offs - We elected to discontinue selected equipment product lines and scrapped or reserved service parts deemed obsolete.  These actions added $4.3 million to cost of sales, reducing net income by $0.09 per share.

The balance of the year-to-year change is attributed to lower revenue offset in part by lower manufacturing cost, selling, general, and administrative (SG&A) expense, and interest expense.  These items are discussed below.

Revenue - Consolidated revenue decreased $111.8 million or 10.9%.  Excluding the effect in both years of the mid-year 2002 acquisition of InSystems, revenue declined 11.5% from the prior year.  The decrease in revenue was a function of the items identified in the overview – weak demand for our traditional core products as a result of technology inroads, lower customer transaction volumes in a relatively poor economy, weak pricing in an oversupplied industry, and internal sales effectiveness issues that gave rise to recent changes in our sales organization, incentives, and focus.

Manufacturing Cost  - The lower revenue, plus the effect of the inventory write-offs discussed above, were the primary factors that explain the $66.8 million, 2.5 percentage point reduction in gross margin.  The restructuring produced an estimated $10.0 million reduction in fixed costs during the year.  However, these savings were erased in large part by high training related costs in the second half of the year, as a result of production equipment moved during the restructuring and the relatively large number of retirements.

SG&A - SG&A expense increased $25.0 million in 2003, which included the $25.2 million pension settlement expense discussed above.  The full year effect of the mid-year acquisition of InSystems added approximately $9.0 million to current year expense.  Excluding these two items, SG&A expense was down about $9.0 million for the year.  On an annualized basis, the second half 2003 SG&A expense ran approximately $18.0 million below the first half as a result of the second quarter cost reduction initiatives.

Interest Expense - Interest expense was $9.2 million lower in 2003 as a result of lower debt balances and lower interest rates.  The Company paid down $77.6 million of debt during the year.  An interest rate swap that fixed our borrowing rate at an all-in rate of 6.65% for 2002 expired in January 2003, allowing the Company to take advantage of much lower floating rate debt.

Our earnings prospects for 2004 are heavily dependent on the success of our initiatives to improve the revenue trend.  The changes in sales structure, planning tools, and incentives have placed increased focus on penetrating strategic accounts and vertical markets where we have a strong presence and value proposition.

In July 2003, we signed a five-year agreement with Broadlane, Inc., a leading group purchasing organization for 2,000 hospitals across the country.  We are one of five vendors named by Broadlane to meet their hospitals’ document management needs, estimated at $100 million annually.  We have thus far secured approximately $26 million in contracts from member hospitals.  We will begin to realize revenue in 2004 as existing inventories are depleted.

At this writing, paper companies have announced increases in paper prices to become effective in late February.  If the price increase holds up, we would in all likelihood increase the price of our printed documents to recover the cost increase.  In the past, we have been successful in recovering these cost increases over a period of several quarters.

2002 Compared to 2001

Net income improved from a loss of $43.3 million or $1.57 per share in 2001 to income of $32.6 million in 2002 or $1.14 per share.  The following factors had a significant impact on the year-to-year comparison:

Restructuring & Impairment - The effect of restructuring and impairment figured prominently in the comparison.  These expenses, previously discussed in detail, were equivalent to $0.04 per share in 2002 compared with a loss of $2.25 per share in 2001.

Revenue - Revenue for 2002 was $1.028 billion compared to $1.188 billion in 2001.  The acquisitions of InSystems and PlanetPrint early in the third quarter added revenue of $18.8 million to 2002’s revenue.  Excluding the acquisitions, revenue declined approximately 15% or $178.3 million.

A majority of this reduction relates to the quarterly step-down in revenue that resulted through the restructuring period of 2001, causing us to enter 2002 with a much lower revenue base than the average for 2001.  We estimate approximately $100 million of the reduction is attributable to this factor, based on annualizing the fourth quarter 2001 revenue and adjusting for typical seasonality.

The balance of the reduction is attributed to two general categories of items:  (1) external factors related to general economic and industry conditions, and (2) internal factors arising primarily as a consequence of actions taken during the restructuring.   Although it is not possible to measure or reasonably estimate the effect of individual factors, we believe that both categories had a meaningful adverse effect on 2002 revenue.

The Document and Label Solutions segment represented a majority of our consolidated revenue in 2002.  As previously discussed, this business operates in an industry characterized by oversupply and competitive pricing.  This condition, coupled with a weak economy that focused increased customer attention on cost reductions, produced decreased unit volumes and lower prices, particularly in traditional product lines where utilization is lowest.  In order to bring value to our customers and remain competitive, we pursue a strategy of helping our customers improve their profitability by improving their business processes.  This can lead to lower revenue as improved processes may require fewer or lower value-added documents for existing clients.

The 2001 restructuring also produced some unintended consequences that dampened sales activity during 2002.  The reassignment of accounts to a fewer number of representatives and a change in the sales incentive system to focus more on profitability resulted in an increased level of account losses, particularly smaller accounts, and a reduced rate of new account development.  In addition, some marginally profitable business held over from the restructuring period was lost during the year.  Finally, the desired level of cross-selling between the general and newly formed specialty sales forces did not materialize.

We took actions late in 2002 and early in 2003 designed to improve the revenue trend.  First, the sales incentive system was changed to bring the focus back in the direction of growth.  Second, the Document and Label Solutions sales forces were consolidated and incentives were established to increase the level of cross-selling.  Third, we established a strategic sales force to develop new business at targeted accounts.  Fourth, an inside sales force was created to retain and develop new business at smaller accounts where the direct sales force cannot be cost effective.  Fifth, a lead generation group was formed to develop qualified leads for selected high value added marketing programs.  Sixth, we added a sales team focused on the healthcare market to obtain new opportunities in that market.  Finally, the Fulfillment sales force hired sales representatives with strong industry experience.

Gross Margin - The gross margin in 2002 was 39.6% of revenue – significantly better than the 34.2% reported for 2001.  This improvement reflected the lower cost and improved mix of business brought about through the restructuring.

SG&A Expense - SG&A and R&D expense was lower in 2002 as a result of the cost reductions achieved during the restructuring, described earlier.  Excluding $8.3 million in second half expense incurred by the acquired businesses, expenses were $34.4 million lower in 2002. This lower rate of spending included lower commission and management incentive payouts.

In the final analysis, the improved profit for 2002 can be attributed to the continuing positive effects of the restructuring, which overcame the effect of weakening revenue.  Despite the improved performance year over year, we were disappointed with the year’s financial results and with revenue in particular.  We maintained the improved cost structure achieved during the restructuring, but did not take advantage of the potential leverage on profit that increased revenue would have delivered.

SEGMENT REPORTING

Realignment of Segments

In January 2003, we realigned our operating segments to gain operational synergies. As a result, we have three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. Under the realignment, we combined Document Management and Label Solutions.  We also separated one of Document Management’s business units into two operating units: CopyConcepts (now part of Fulfillment Services) and PathForward.  We also moved Document Management’s print-on-demand operations to Fulfillment Services and their software development operations to InSystems.  We have three remaining, individually insignificant, operating segments that we aggregate into Other.  They include International (previously part of Document Management), SMARTworks, and PathForward.

The segment discussions that follow include annual operating results, excluding LIFO inventory adjustments, interest income, and interest expense.  Total assets represent those identifiable or allocable to each segment. The return on assets calculation equals income on operations less income taxes, divided by total assets.

Document and Label Solutions

This segment provides custom printed documents, storage and distribution services, pressure sensitive labels, and service and supplies. It primarily serves companies in the healthcare, financial, manufacturing, and distribution markets.  This segment comprised about 68.9% of our 2003 total revenue.

DOCUMENT AND LABEL SOLUTIONS
	2003	2002	2001
Revenue	$ 631.5	$ 725.4	$ 864.6
% Change	-12.9%	-16.1%
Income (Loss) from Operations*	$ (12.8)	$ 76.4	$ 54.9
% Revenue	-2.1%	10.5%	6.4%
Income (Loss) from Operations, excluding restructuring
and asset impairment charges	$ 7.4	$ 76.4	$ 54.9
% Revenue	1.1%	10.5%	6.4%
Total Assets	$ 258.6
% Return on Assets	-3.0%

* 2003 operating income includes $11.1 million and $9.1 million of restructuring and asset impairment charges, respectively.

Excess production capacity and stiff price competition are prevalent in this segment, as the industry demand for traditional custom printed business forms and related services has been flat or in modest decline in recent years.  Major factors responsible for the revenue decline in this segment were discussed earlier under the Results of Operations – relatively weak economic conditions driving increased strategic sourcing by customers, weak pricing in an oversupplied industry, and inroads made by alternative technologies lessening demand for core products.  The labels portion of this segment has been particularly hard hit by pressure to reduce prices. We believe there are many opportunities for growth in this segment and have undertaken initiatives, described earlier, which are focused on taking market share and increasing revenue.  This segment is being successful in obtaining new contracts and customers; however, given the competitive environment, some of this new business is at lower gross margins, which is having an impact on operating income. Our agreement with Broadlane will have a positive effect on this segment as revenue is generated from commitments received under this contract.

The decrease in 2003 operating income compared to the prior periods primarily reflects the loss of contribution margin (revenue less variable costs) resulting from the lower revenue.  The $4.3 million of non-cash charges previously discussed all related to this business segment.  Most of the increased plant costs stemming from higher quality, overtime, training, and other costs resulting from plant consolidations and associate retirements, also occurred in this business segment, which had a negative effect on operating income.  This segment also incurred increased SG&A expense in 2003, the net of lower incentive compensation and increased spending on inside sales, lead generation, and other initiatives designed to drive sales.

Fulfillment Services

This segment helps our customers communicate effectively with their customers by helping them provide customized information and marketing materials.  Examples are monthly billing statements, customized marketing brochures and information kits, or one-to-one marketing communications.  We focus on outsourcing services that primarily serve large-and middle-market companies in the financial services, healthcare, and membership industries.

FULFILLMENT SERVICES
	2003	2002	2001
Revenue	$ 235.9	$ 256.2	$ 283.0
% Change	-7.9%	-9.5%
Income (Loss) from Operations*	$ (14.5)	$ 8.8	$ 12.6
% Revenue	-6.1%	3.4%	4.4%
Income (Loss) from Operations Excluding
Restructuring and Impairment	$ (7.9)	$ 8.8	$ 12.6
% Revenue	-3.3%	3.4%	4.4%
Total Assets	$ 82.7
% Return on Assets	-10.8%
* 2003 operating income includes $4.4 million and $2.2 million of restructuring and asset impairment charges, respectively.

Revenue in 2003 decreased 7.9% compared to 2002.  Revenue for the first six months of 2003 included $7.7 million in revenue from acquisitions, which are not included in 2002 results for that period.  Excluding this effect, revenue decreased by 10.9%, or $28 million.  Traditional product lines for this segment continue to decrease at a faster rate than the rate at which growth product lines are increasing. This segment also experienced lower volume in 2003, because our existing customers are experiencing reduced transaction volume with their customers and, therefore, require fewer statements, marketing brochures, etc.  A significant share of this shortfall occurred in traditional short-run offset printing, attributed to shifting technology, pricing pressure, and the residual effects of the 2001 restructuring discussed earlier.  A dedicated, specialized sales force has been put in place to drive revenue growth.  This segment’s focus remains on growing document outsourcing and digital color as well as the print on demand business.  Progress in these growth initiatives has been slowed by the weak economy and by the customers’ delays in expenditures.

The decline in operating income is primarily a function of the lower revenue, increased investments in the sales force, change in product mix, and the effect of consolidating operations in 2003.

InSystems

There are two business units in our InSystems segment with solutions that enable companies to improve processes, and organize, manage, and distribute information in both paper and digital infrastructures. Our software solutions group focuses on software solutions for the automation of document-intensive business processes in the financial services industry, particularly insurance. Our document systems group focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets.

INSYSTEMS
	2003	2002	2001
Revenue	$ 45.2	$ 44.2	$ 38.3
% Change	2.2%	-15.4%
Loss from Operations*	$ (25.9)	$ (8.2)	$ (3.0)
% Revenue	-57.3%	-18.6%	-7.8%
Loss from Operations Excluding
Restructuring and Impairment	$ (19.1)	$ (8.2)	$ (3.0)
% Revenue	-42.2%	-18.6%	-7.8%
Total Assets	$ 101.6
% Return on Assets	-15.7%

* 2003 operating loss includes $2.3 million and $4.5 million of restructuring and asset impairment charges, respectively.

The revenue increase in 2003 is primarily related to the acquisition of InSystems in July 2002.  This segment has experienced a slowdown in software spending as customers delay software purchases due to continued weakness in the insurance industry.  During 2003, one of InSystems’ larger customers was acquired by another company.  As a result of this acquisition, InSystems’ customer will no longer be utilizing InSystems software.  While this has had minimal effect on 2003 results, there will be an impact in 2004 and going forward.  Annual revenue received from this customer was approximately $3 million.

Of the $17.7 million increase in operating loss for 2003, approximately $6.8 million is acquisition related, which includes amortization of purchased intangibles and software development costs. This segment has experienced a temporary slowdown in IT spending by the insurance industry, with new contracts being delayed.  This has resulted in less license revenue, which is at much higher margins than service revenue.

ENVIRONMENTAL MATTERS

We have been named as one of a number of potentially responsible parties at several waste disposal sites, none of which has ever been Company owned.  Our policy is to accrue for investigation and remediation at sites where costs are probable and estimable.  At this writing, there are no identified environmental liabilities that are expected to have a material adverse effect on our operating results, financial condition, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

In 2003, we funded $20.0 million in pension plan contributions, $19.7 million in restructuring spending, $18.3 million in capital expenditures, $77.6 million in debt reductions, and $26.1 million in dividend payments.  Aided by strong operating cash flow, our cash position at year-end was $77.0 million.  Our discussion of liquidity and capital resources will highlight information about our cash flows for 2003, an analysis of our net investment and capital structure, and a summary of our significant contractual obligations.

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)
	2003	2002	2001

Net Income plus non-cash adjustments [1]	$ 58.2	$ 105.5	$ 85.2

Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	30.0	34.5	70.7
Inventories	10.4	14.3	30.8
Prepaid income taxes	16.8	9.2	(14.0)
Restructuring spending	(19.7)	(11.0)	(32.3)
Accounts payable and accrued expenses	(9.4)	(23.5)	3.7
Pension and postretirement obligations	(25.4)	(25.0)	(12.6)
All other	4.0	(0.8)	6.2
Net cash provided by operating activities	64.9	103.2	137.7

Acquisitions	-	(99.1)	-
Capital expenditures	(18.3)	(28.2)	(25.6)
Proceeds from sale of plant and equipment	8.2	10.0	15.2
Proceeds from (additions to) investments	1.0	(5.0)	5.4
Net cash used for investing activities	(9.1)	(122.3)	(5.0)

Debt payments	(77.6)	(2.1)	(0.6)
Dividends paid	(26.1)	(25.9)	(25.3)
Purchase of treasury stock	-	-	(0.8)
Proceeds from issuance of common stock	1.6	6.3	1.0
Net cash used for financing activities	(102.1)	(21.7)	(25.7)
Net cash flow	$ (45.6)	$ (40.9)	$ 107.1

1 Non-cash adjustments included above include depreciation, amortization, asset impairments, restructuring, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”

Cash Flow from Operating Activities

$40.4 million in 2003 cash flow came from reductions in accounts receivable and inventory balances, reflecting lower revenue and continued focus on collection efforts and asset management.  Inventory balances in the near future may increase if we are successful in our efforts to displace our competitors in large document management accounts that carry high custom stored inventories.  The longer-term trend, however, will be a reduction in inventory as print-on-demand displaces the traditional practice of long production runs and subsequent storage of custom documents for customers.  The balance of prepaid taxes decreased $16.8 million, primarily from $14.8 million in federal income tax refunds.

Restructuring spending in 2003 was  $19.7 million.  This spending will continue through 2005, although at a much lower rate, as severance and related employer costs, lease payments and other associated costs related to the restructuring are incurred.  See Results of Operations for further discussion of the restructurings.  Pension and other postretirement obligations utilized $25.4 million, which included $20 million in voluntary contributions to the qualified defined-benefit pension plan.

Cash Flows From Investing Activities

Our investing activities included capital expenditures totaling $18.3 million in 2003, primarily for machinery and equipment. Our strategy for future growth relies more heavily on the acquisition and development of talented people and intellectual assets, much of which is recorded as expense rather than as long-term capital.  This shift is reflected in the capital spending in the last three years that has averaged $23 million, well below the $50 million average for the preceding five years. We expect to spend $20-$25 million on capital projects in 2004, including improvements to our internal systems infrastructure and current year investments in our print-on-demand strategy.

Cash Flows From Financing Activities

We repaid approximately $77.6 million of debt in 2003, of which $75 million was related to our revolving credit facility and $2.3 million was related to the final payment on industrial development revenue bonds.  Our interest rate swap expired in January 2003, and we made the decision to apply a portion of our available cash to reducing the borrowing level.

We have paid a $.23 quarterly dividend in each quarter of the last three years.

Net Investment and Capital Structure

Our condensed balance sheet is shown below

NET INVESTMENT	December 28,	December 29,
	2003	2002
Accounts and Notes Receivable	$ 125.9	$ 155.9
Inventories	49.8	60.2
Prepaid Expense	11.3	12.8
Prepaid Income Taxes	2.2	19.0
Deferred Income Taxes	23.0	21.3
Accounts Payable & Accruals	(97.0)	(103.9)
Net Current Assets Excl Cash, Debt and Accrued Restructuring	115.2	165.3
Turnover	7.8x	6.0x
Accrued Restructuring	(2.8)	(2.4)
Capital Assets @ NBV	165.5	206.2
YTD Capital Expenditures	(18.3)	28.2
YTD Depreciation	41.0	43.9
Goodwill, Software & Intangibles	68.6	70.8
Retiree Healthcare Liability	(49.8)	(49.4)
Pension Liability	(89.6)	(68.8)
Long-term Deferred Tax Asset	69.0	40.9
Other Long-term Net Assets	20.5	30.6
Total	$ 296.6	$ 392.2
CAPITAL STRUCTURE
Total Debt	$ 125.0	$ 202.6
Less Cash and Short-term Investments	77.0	122.9
Net Debt	48.0	79.7

Equity	248.6	312.5
Total	$ 296.6	$ 392.2
Net Debt: Total Capital	16%	20%

The management of working capital continued to improve in 2003 as indicated by the increase in the turnover of net current assets (excluding cash, debt and accrued restructuring) from 6.0x in 2002 to 7.8x in 2003.  The turnover calculation divides fourth quarter’s revenue times four by the ending balance of net current assets.

Excluding the asset impairment charges in 2003, the net book value (NBV) of capital assets decreased $25.3 million, primarily reflecting a $22.7 million gap between the $18.3 of capital spending and $41.0 million in annual depreciation.  The balance is expected to decrease further in 2004 as an estimated $44 million in depreciation will once again exceed capital spending, currently estimated at $20 to $25 million.

Total debt was $125.0 million, as we made $77.6 million in debt re-payments in 2003.  Cash decreased $45.6 million from $122.6 million at the beginning of 2003 to $77.0 million at December 28, 2003, primarily as a result of the debt re-payments.  Net debt (total debt less cash and cash equivalents) was $48.0 million at December 28, 2003, compared to $79.7 million at December 29, 2002.  Our strong financial condition is illustrated by the 16% ratio of net debt to total capital at December 28, 2003.

At December 28, 2003, we had a $220 million unsecured revolving credit facility agreement with ten banks. The agreement provided for a four-year commitment of up to $170 million, maturing May 2005, and a 364-day commitment plus a one-year term loan extension at our option, maturing May 2005, of up to $50 million.  Subsequent to year-end, we requested a reduction in the credit facility amount from $220 million to $150 million.  The four-year commitment amount was reduced to $150 million and the one-year commitment amount of $50 million was terminated. The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon our net debt to total capital ratio.  The credit facility also contains financial covenants that require us to maintain, among other things, a minimum coverage of interest expense.

The following table summarizes the Company’s significant contractual obligations at December 28, 2003:

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 125.0	$ -	$ 125.0	$ -	$ -
Capital lease obligations	-	-	-	-	-
Operating leases	64.1	21.2	36.0	5.2	1.7
Purchase commitments	4.7	4.7	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$ 193.8	$ 25.9	$ 161.0	$ 5.2	$ 1.7

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $5.3 million, through 2006, primarily for severance and lease obligations.  We do not expect to have a minimum funding requirement in 2004, although we may elect to make a $10 million voluntary contribution to our defined benefit pension plan.  We made voluntary contributions of $20 million in 2003.  Our expected cash requirements for our postretirement healthcare benefit plan are approximately $4.0 million for 2004.

We are obligated under operating leases for real estate, sales offices, transportation equipment and computer and other equipment.  Purchase commitments at December 28, 2003 totaled $4.7 million, including $1.9 million for capital improvements.

We also have a four-year commitment with an equipment supplier to spend a total of $4.0 million over the commitment term.  In addition, we have various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum commitments of $2.0 million.  We outsource certain information technology services from a supplier under a multi-year agreement that provides for an early termination penalty.  At December 28, 2003, the early termination penalty is approximately $0.9 million.  The remaining term of the agreement is approximately four years.  As this remaining term diminishes, the termination penalty amount declines.  We have no purchase agreements with suppliers extending beyond normal quantity requirements.

We believe that the combination of internally generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, remaining restructuring costs, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing, if necessary, to pursue acquisitions.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In 2003, we adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and disclosure of the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee. The maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations, and the nature and extent of any recourse provisions that would enable the guarantor to recover amounts paid under the guarantee must also be disclosed.  FIN 45 is effective, on a prospective basis, to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

In 2003, we also adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances).  SFAS No.150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our revolving credit facility agreement (the “Credit Facility”).  At December 28, 2003, we had $125 million borrowed against the Credit Facility.  The Credit Facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio.  A hypothetical 100 basis point movement in the prevailing interest rates on the $125 million of borrowings under the credit facility would result in a $1.3 million annualized effect on our interest expense.

We also have short-term investments of $65.2 million as of December 28, 2003 that primarily bear interest at variable rates.  A hypothetical 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on our investment income.

Foreign Currency

We are exposed to market risk from changes in foreign currency exchange rates and utilize derivative financial instruments to manage our exposure to such fluctuations.  Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them with forward contracts or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these exposures are generally offset by reciprocal changes in value of the hedging instruments when used. We use derivative financial instruments as risk management tools and not for trading or speculative purposes.

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful in adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $16.0 million.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Battelle & Battelle LLP

Dayton, Ohio

February 6, 2004

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 28,	December 29,
A S S E T S	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$ 76,959	$ 122,579
Trading securities	-	255
Accounts and notes receivable	125,943	155,930
Inventories	49,757	60,179
Prepaid income taxes	2,251	19,029
Deferred income taxes	19,297	21,292
Prepaid expense	11,254	12,793
Total current assets	285,461	392,057

PLANT AND EQUIPMENT
Buildings and improvements	68,891	81,061
Machinery and equipment	224,294	248,093
Office equipment	167,524	162,505
Total	460,709	491,659
Less accumulated depreciation	304,075	300,801
Depreciated cost	156,634	190,858
Plant and equipment under construction	3,556	8,606
Land	3,233	4,495
Net assets held for sale	2,115	2,263
Total plant and equipment	165,538	206,222

OTHER ASSETS
Goodwill	53,616	53,613
Intangible assets, net	15,007	17,199
Deferred tax asset	72,654	40,865
Software development costs, net	12,197	20,987
Restricted cash	1,971	2,401
Available-for-sale securities	-	620
Other	22,513	20,900
Total other assets	177,958	156,585

Total assets	$ 628,957	$ 754,864

See accompanying notes.

#

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 28,	December 29,
LIABILITIES AND SHAREHOLDERS' EQUITY	2003	2002
CURRENT LIABILITIES
Current portion of long-term debt	$ 12	$ 2,572
Accounts payable	32,089	30,853
Accrued compensation	23,928	26,184
Deferred revenue	10,979	8,591
Accrued restructuring	2,828	2,437
Other current liabilities	29,987	38,324
Total current liabilities	99,823	108,961
LONG-TERM LIABILITIES
Long-term debt	125,000	200,010
Pension benefit obligation	89,608	68,803
Retiree health care obligation	49,769	49,374
Deferred compensation	15,526	12,275

Deferred cost of interest rate swap	-	2,025
Other long-term liabilities	643	936
Total long-term liabilities	280,546	333,423
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2003 -25,667,217; 2002 - 25,340,543	25,667	25,340
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	56,687	51,541
Accumulated other comprehensive losses	(121,499)	(118,677)
Retained earnings	338,164	403,313
Treasury stock at cost:
2003 - 1,923,762 shares; 2002 - 1,797,150 shares	(49,351)	(46,124)
Unearned compensation - restricted stock	(5,805)	(4,468)
Common stock held in grantor trust, at cost:
2002 - 123,121 shares	-	(3,170)
Total shareholders' equity	248,588	312,480

Total liabilities and shareholders' equity	$ 628,957	$ 754,864

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 29,	December 30,
	2003	2002	2001
REVENUE
Products	$ 759,009	$ 842,144	$ 975,350
Services	157,325	185,939	212,247
Total revenue	916,334	1,028,083	1,187,597
COST OF SALES
Products	464,659	501,421	665,797
Services	111,817	120,007	115,797
Total cost of sales	576,476	621,428	781,594
GROSS MARGIN	339,858	406,655	406,003
OPERATING EXPENSES
Research and development	17,236	17,865	14,385
Selling, general and administrative	300,598	274,915	304,499
Depreciation and amortization	46,270	46,674	45,419
Asset impairments	15,910	-	41,512
Restructuring charges (reversals)	20,082	(1,837)	64,856
Total operating expenses	400,096	337,617	470,671
INCOME (LOSS) FROM OPERATIONS	(60,238)	69,038	(64,668)
OTHER INCOME (EXPENSE)
Interest expense	(4,055)	(13,324)	(12,755)
Investment and other income (expense)	982	(605)	3,171
Total other expense	(3,073)	(13,929)	(9,584)
INCOME (LOSS) BEFORE INCOME
TAXES	(63,311)	55,109	(74,252)
INCOME TAX EXPENSE (BENEFIT)	(24,244)	22,528	(30,931)
NET INCOME (LOSS)	$ (39,067)	$ 32,581	$ (43,321)
EARNINGS (LOSS) PER SHARE
Basic	$ (1.38)	$ 1.16	$ (1.57)
Diluted	$ (1.38)	$ 1.14	$ (1.57)
NET INCOME (LOSS)	$ (39,067)	$ 32,581	$ (43,321)
Minimum pension liability adjustment, net of
$4,135, $77,973, and $134 deferred income tax
benefit	(6,135)	(115,676)	(199)
Deferred cost on interest rate swap, net of $(815), $(2,605),
and $4,095 deferred income tax benefit (expense)	1,210	3,863	(6,075)
Available for sale securities	680	(680)	-
Deferred cost on forward contract, net of $30 and $(30)
deferred income tax benefit (expense)	(45)	45	-
Cumulative translation adjustment	1,468	(23)	-
COMPREHENSIVE INCOME (LOSS)	$ (41,889)	$ (79,890)	$ (49,595)
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 29,	December 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (39,067)	$ 32,581	$ (43,321)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	46,270	46,674	45,419
Asset impairments	15,910	-	41,512
Restructuring charges (reversals)	20,082	(1,837)	55,796
Pension and postretirement benefit expense (credit)	38,337	790	(3,094)
Loss (gain) on sale of assets	411	(1,999)	2,135
Unrealized loss on marketable securities	-	3,700	-
Gain on sale of other investments	-	-	(3,299)
Amortization of unearned compensation - restricted stock	2,382	1,785	686
Tax benefit from exercise of stock options	150	1,391	-
Deferred tax (benefit) expense	(26,265)	22,430	(10,635)
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts and notes receivable	29,979	34,460	70,694
Inventories	10,422	14,319	30,793
Income taxes	16,778	9,170	(13,992)
Other assets	(1,361)	(548)	1,784
Restructuring spending	(19,691)	(11,032)	(32,305)
Accounts payable and accrued expenses	(9,352)	(23,545)	3,691
Pension and postretirement obligation	(25,438)	(24,956)	(12,575)
Other deferred liabilities	5,346	(199)	4,432
Net cash provided by operating activities	64,893	103,184	137,721
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	-	(99,137)	-
Additions to plant and equipment	(18,343)	(28,220)	(25,647)
Proceeds from sale of plant and equipment	8,260	10,032	15,185
Sales (purchase) of marketable securities	1,300	(5,000)	-
Additions to other investments	(293)	-	(1,418)
Proceeds from sale of other investments	-	-	6,899
Net cash used in investing activities	(9,076)	(122,325)	(4,981)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(77,595)	(2,136)	(590)
Proceeds from issuance of common stock	1,604	6,292	1,016
Purchase of treasury stock	-	-	(760)
Dividends paid	(26,139)	(25,867)	(25,285)
Net cash used in financing activities	(102,130)	(21,711)	(25,619)
Effect of exchange rate changes on cash	693	(71)	-
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(45,620)	(40,923)	107,121
Cash and cash equivalents at beginning of year	122,579	163,502	56,381
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$ 76,959	$ 122,579	$ 163,502
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 6,083	$ 13,799	$ 12,611
Income taxes (refunded)	(14,845)	(10,588)	(6,304)
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 29,	December 30,
	2003	2002	2001
COMMON STOCK
Beginning balance	$ 25,340	$ 24,826	$ 24,704
Shares issued under:
Management incentive plan	-	-	28
Dividend reinvestment plan	32	32	51
Restricted stock award, net	211	159	35
Stock option plan	84	323	8
Ending balance	$ 25,667	$ 25,340	$ 24,826
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 51,541	$ 39,854	$ 38,123
Excess of market over par
value of shares issued under:
Management incentive plan	-	-	369
Dividend reinvestment plan	500	758	842
Restricted stock award, net	3,508	4,359	405
Stock option plan	988	5,179	115
Tax benefit from exercise of stock options	150	1,391	-
Ending balance	$ 56,687	$ 51,541	$ 39,854
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (118,677)	$ (6,206)	$ (934)
Minimum pension liability	(6,135)	(115,676)	(199)
Cumulative effect of SFAS No.133 adoption	-	-	1,002
Fair value of investment held for sale	680	(680)	-
Fair value of interest rate swap	1,210	3,863	(6,075)
Fair value of forward contract	(45)	45	-
Cumulative translation adjustment	1,468	(23)	-
Ending balance	$ (121,499)	$ (118,677)	$ (6,206)
RETAINED EARNINGS
Beginning balance	$ 403,313	$ 403,009	$ 471,719
Net income (loss)	(39,067)	32,581	(43,321)
Dividends declared (2003 - $.92 per share;
2002 - $1.15 per share; 2001 - $.92 per share)	(26,082)	(32,277)	(25,389)
Ending balance	$ 338,164	$ 403,313	$ 403,009
TREASURY STOCK AT COST
Beginning balance	$ (46,124)	$ (46,124)	$ (45,364)
Cost of common shares purchased	-	-	(760)
Transfer shares from grantor trust	(3,227)	-	-
Ending balance	$ (49,351)	$ (46,124)	$ (46,124)
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ (4,468)	$ (1,735)	$ (1,981)
Issuance of restricted stock, net	(3,719)	(4,518)	(440)
Amortization of unearned compensation	2,382	1,785	686
Ending balance	$ (5,805)	$ (4,468)	$ (1,735)
COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	$ (3,170)	$ (3,059)	$ (2,850)
Shares issued under Dividend reinvestment plan	(57)	(111)	(104)
Shares issued under Management incentive plan	-	-	(105)
Transfer shares to treasury stock	3,227	-	-
Ending balance	$ -	$ (3,170)	$ (3,059)
Total shareholders' equity	$ 248,588	$ 312,480	$ 415,290
See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading provider of information solutions for the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.  The Company’s products and services include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.  The Company markets its products and services primarily through direct sales organizations operating throughout the United States and Canada.

The accounting policies that affect the more significant elements of the financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of The Standard Register Company and its wholly owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investment in an international joint venture is included in the consolidated financial statements using the equity method of accounting. The Company’s share of earnings (losses) from the joint venture is included in Investment and other income (expense) for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Financial Interpretation Number (FIN) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.”  The primary objective of FIN 46 was to provide guidance on (i) the identification of entities for which control is achieved through means other than voting rights (variable interest entities) and (ii) how to determine when and which business entity should consolidate the variable interest entity (primary beneficiary).

In general, a variable interest entity (VIE) is a corporation, partnership, trust, or other legal structure used for business purposes that either does not have equity investors with voting rights or lacks sufficient financial resources to support its activities.  VIEs have commonly been referred to as special-purpose entities or off-balance sheet arrangements.  Variable interests include equity investments, loans, leases, derivatives, guarantees, forward contracts, service contracts, and other instruments whose values change with changes in the VIE’s assets.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.  A company must consolidate a VIE if it is determined to be the primary beneficiary.

Certain provisions of FIN 46 were effective immediately for all VIEs created after January 31, 2003. The Company does not believe it holds any such VIEs.   The provisions of FIN 46 for all VIEs created before February 1, 2003, will be effective for the Company in 2004.  The Company is currently evaluating the impacts of the initial recognition, measurement and disclosure provisions of FIN 46; however, the Company does not believe that it holds any VIEs that will require disclosure or consolidation.

#

Fiscal Year

The Company’s fiscal year is the 52-or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2003, 2002, and 2001 ended on December 28, 2003, December 29, 2002, and December 30, 2001, respectively.  Fiscal years 2003, 2002, and 2001, each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to, pension and postretirement healthcare benefit plan assumptions, restructuring, impairment of long-lived assets, and business combinations.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

One of the Company’s subsidiaries operates in Canada, whose currency is primarily denominated in Canadian dollars.   Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of the Canadian financial statements are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income (loss).  Realized gains and losses from transactions denominated in foreign currencies are charged or credited to investment and other income and were not material.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

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

Notes receivable are stated at the principal amount; interest is accrued where applicable.  An allowance for uncollectible notes receivable is recorded based upon management’s determination of probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.  Bad debt expense was $785, $551 and $4,129 for fiscal years 2003, 2002, and 2001, respectively.

Inventories

Inventories are valued at the lower of cost or market. A significant portion of inventory costs is determined by the last-in, first-out (LIFO) method. Finished products include printed forms stored for future shipment and invoicing to customers.

Long-Lived Assets

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

In 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and disclosure of legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs.  The new standard requires the Company to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.  The Company has no significant asset retirement obligations; accordingly, the adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $41,011, $43,878, and $45,419 in 2003, 2002, and 2001, respectively.  Estimated asset lives are:

Classification	Years
Buildings and improvements	10-40
Machinery and equipment	5-15
Office furniture and equipment	5-15

#

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized.  Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life.  Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate. The Company performs impairment tests annually.

In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.  At the date of adoption, there were no goodwill or intangible assets on the Company’s Consolidated Balance Sheet. Accordingly, the initial adoption of this standard did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over seven years, which is the estimated product life of the related software. Amortization expense, included in depreciation and amortization, was $3,112 and $1,610 for the years ended December 28, 2003, and December 29, 2002, respectively.  The carrying value of software development costs is regularly reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and web-site development costs are capitalized and amortized over the estimated useful lives of the software.  Costs incurred during the preliminary project stage are expensed as incurred.

Revenue Recognition

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

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations of the contract have been satisfied.  Under contractual arrangements with certain customers, at the customers’ request the Company prints and stores custom forms for the customers’ specified future delivery.  Such products are segregated in the Company’s warehouses and are not used to fill other customers’ orders.  In these transactions, delivery and billing schedules are specified in the contracts and product revenue is recognized when title and risk of loss passes to the customer, and the order is invoiced under normal credit terms.

The Company has two types of these transactions.  One type is called “invoiced released” and the other is referred to as “invoiced stored”.  Under “invoiced released” arrangements, the customer is not invoiced and revenue is not recognized until the product is released from storage at the customers’ request.  The finished product remains in the Company’s inventory until released to the customer.  Under this arrangement, title and risk of ownership remain with the Company until the product is released to the customer.  Under “invoiced stored” arrangements, the customer is invoiced and revenue is recognized when the manufacturing is complete and title and risk of ownership have passed to the customer.

Service Revenue

The Company generally uses the percentage of completion method to account for professional services, consulting and sourcing services.  Under this method, the Company recognizes revenue and income as the work on the contract progresses.  Revenue is recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately.  The project cost estimates in each case are reviewed on a regular basis.  Professional services do not include significant customization or development of the underlying software code.

Included in receivables at December 28, 2003, and December 29, 2002 are recoverable amounts under contracts in progress of $734 and $2,671, respectively, that represent amounts earned under contracts in progress but not billable at the balance sheet date.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the contract.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

The Company also receives royalty revenue and membership fees from customers for the right to use the Company’s technologies and processes.  Revenue from royalty arrangements and membership fees is recognized when invoiced, generally quarterly, in arrears.  Royalty and membership fee revenue is supported by written contracts.

Revenue from equipment service contracts is recognized ratably over the term of the contract.

Software Revenue

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

Derivative Instruments

The Company utilizes derivative financial instruments to manage its interest rate risks and exposure to fluctuations in foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In June 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133; clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows; amends the definition of an underlying to conform to the language used in FIN 45; and amends certain other existing pronouncements.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

#

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described in more detail in Note 14.  The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in consolidated net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income (loss) would be adjusted as follows:

	2003	2002	2001
Net income (loss) as reported	$ (39,067)	$ 32,581	$ (43,321)
Total compensation expense
determined under the fair value based
method for all awards, net	(1,642)	(2,444)	(1,409)
Proforma net income (loss)	$ (40,709)	$ 30,137	$ (44,730)
Net income (loss) per share - Basic
As reported	$ (1.38)	$ 1.16	$ (1.57)
Proforma	$ (1.44)	$ 1.08	$ (1.62)
Net income (loss) per share - Diluted
As reported	$ (1.38)	$ 1.14	$ (1.57)
Proforma	$ (1.44)	$ 1.06	$ (1.62)

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated comprehensive income (loss), net of tax, include the following:

	2003	2002	2000	2001
Fair value of interest rate swap	$ -	$ (1,210)	$ -	$ (5,073)
Minimum pension liability	(122,944)	(116,809)	(934)	(1,133)
Unrealized loss on available-for-sale securities	-	(680)	-	-
Fair value of forward contract	-	45	-	-
Foreign currency translation	1,445	(23)	-	-

Total	$ (121,499)	$ (118,677)	$ (934)	$ (6,206)

Research and Development

Research and development costs are charged to expense as incurred.  These costs relate to the development of new products and to the improvement of existing products and services. These efforts are entirely company sponsored.

#

Advertising

The Company expenses costs of advertising as incurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Adopted Accounting Pronouncements

In 2003, the Company adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and disclosure of the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.  The maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations, and the nature and extent of any recourse provisions that would enable the guarantor to recover amounts paid under the guarantee must also be disclosed.  FIN 45 is effective, on a prospective basis, to guarantees issued or modified after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In 2003, the Company also adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances).  SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets.  The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 – ACQUISITIONS

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1,600.  The joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V., manufactures and sells label products, and imports the Company’s label products.  This joint venture is being accounted for under the equity method of accounting.

On July 2, 2002, the Company acquired for cash all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately owned company based in Toronto, Canada.   InSystems’ document automation solutions are intended to complement the Company’s existing e-business, document management, and fulfillment services offerings.   InSystems is a leading provider of e-business solutions for financial services organizations.  The Company expects the acquisition to enhance its long-term growth while further positioning the Company as a leading information solutions provider.

The acquisition was accounted for by the purchase method of accounting under SFAS No. 141, “Business Combinations.”  The final purchase price for the acquisition, net of cash received, totaled $88,720 and was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition as determined by an independent third party valuation.  In conjunction with the acquisition of InSystems, the Company recorded approximately $47,059 of goodwill, $17,084 of purchased intangibles, and $21,011 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  The Company filed an election under section 338 of the Internal Revenue Code which will allow the Company to amortize and deduct the eligible fair market value of the net assets acquired in a stock purchase, including goodwill and certain purchased intangibles, for income tax purposes.

Approximately $45,209 of the goodwill and $15,273 of the purchased intangibles are expected to be deductible for tax purposes over 15 years.  Of the purchased intangibles, $16,048 was assigned to service relationships that were originally given a twelve-year useful life and $1,036 to professional services backlog that had a one-year useful life.  In the fourth quarter of 2003, the useful life of the service relationships was reduced to seven years.  See Note 7.  Capitalized software development costs are amortized on a straight-line basis over the estimated product life of the related software, which ranged from one to ten years. In the fourth quarter of 2003, the Company recorded an impairment charge related to these capitalized software development costs.  See Note 3.  Amounts related to purchased research and development assets acquired and written off immediately subsequent to acquisition were insignificant.

The purchase allocation was as follows:

Current assets	$ 7,763
Plant and equipment	4,440
Software development costs	21,011
Goodwill	47,059
Intangible assets	17,084
Other assets	2,206

Total assets acquired	99,563

Current liabilities	9,182
Long-term debt	1,142
Long-term liabilities	519

Total liabilities assumed	10,843
Net assets acquired	$ 88,720

Results of operations for InSystems are included in the Company’s Consolidated Financial Statements since the date of acquisition.  InSystems is part of a reportable segment and all of the goodwill was assigned to this segment. The following table summarizes selected unaudited pro forma financial information for fiscal 2002 and 2001 as if InSystems had been acquired at the beginning of the respective years.  The pro forma financial information includes adjustments for income taxes, interest income, depreciation and amortization.

#

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

On July 12, 2002, the Company acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  The Company paid $9,428 in cash for a digital print-on-demand operation in Dallas, Texas, and software development and consulting operations in Minneapolis, Minnesota. The acquisition was accounted for by the purchase method of accounting. In conjunction with the acquisition, the Company recorded approximately $6,557 of goodwill and $1,586 of capitalized software development costs.  In accordance with SFAS No. 142, goodwill will not be amortized but will be reviewed periodically for impairment.  Capitalized software development costs were being amortized on a straight-line basis over five years; however, in the third quarter of 2003, the Company recorded an impairment charge related to these capitalized software development costs.  See Note 3.  Results of operations from the date of acquisition are included in the Company’s Consolidated Financial Statements in the Fulfillment Services segment.  Concurrently, the Company also acquired selected intellectual assets of PathForward for $1,000 in cash, which was recorded as an intangible asset.  Pro forma financial information and other related disclosures have not been presented because the acquisitions were not material.

NOTE 3 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  As a result, SFAS No.146 may affect the timing of the recognition of costs associated with a restructuring.  SFAS No.146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a Company’s commitment to an exit plan.   The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.  The provisions of EITF 94-3 will continue to apply for liabilities previously recorded.

#

Pre-tax components of the total restructuring charges recorded in 2003 are as follows:

	Charges			Total
	Directly to	Charges to	Reversed	2003
	Restructuring	Restructuring	in	Restructuring
	Expense	Accrual	2003	Expense

2003 Restructuring
Severance and employer related costs	$ 311	$ 10,807	$ (64)	$ 11,054
Contract exit and termination costs	1,019	2,330	-	3,349
Implementation costs	4,138	-	-	4,138
Total 2003 restructuring	5,468	13,137	(64)	18,541

2001 Restructuring
Contract exit and termination costs	1,625	-	-	1,625
Total 2001 restructuring	1,625	-	-	1,625

2000 Restructuring
Contract exit and termination costs	-	-	(84)	(84)
Total 2000 restructuring	-	-	(84)	(84)
Total restructuring expense	$ 7,093	$ 13,137	$ (148)	$ 20,082

2003 Restructuring

In 2003, the Company initiated several actions to improve utilization and profitability and to provide for continuing investment in growth initiatives.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a new state-of-the-art regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  Costs incurred include severance and employer related costs, contract termination costs, and other associated costs directly related the restructuring efforts. Total restructuring charges expected to be incurred for the 2003 restructuring actions total $19,580 pretax.  Under SFAS No. 146, liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs will be expensed as incurred through 2005.  All costs are included in restructuring charges in the accompanying Consolidated Statements of Income.

#

Pre-tax components of the 2003 restructuring charge are as follows:

	Total Costs	Total
	Expected	2003
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 11,054	$ 11,054
Contract termination costs:
Lease obligations	3,100	2,061
Contractual lease obligations for taxes,
utilities, and maintenance costs	398	398
Associated costs:
Travel	332	332
Equipment removal and relocation	2,904	2,904
Other exit costs	1,792	1,792
Total	$ 19,580	$ 18,541
BY SEGMENT:
Document and Label Solutions	$ 11,505	$ 11,066
Fulfillment Services	4,967	4,368
InSystems	2,324	2,324
Other	784	783
Total	$ 19,580	$ 18,541

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003
Severance and employer related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328
Contract termination costs	2,330	(830)	-	1,500
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828

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

Due to the nature of the charges and the duration of the program, estimates of the timing and amount of cost savings required significant judgment and changed during 2001.  The Plan resulted in the closing of 25 production facilities.  In addition, 149 sales offices and 29 warehouses were consolidated into other locations.  In connection with the closing of these facilities, the Company recorded a total of $24,256 in severance and employer related costs related to the elimination of 2,400 positions Company wide.  The employment reduction primarily affected employees in the manufacturing, sales, warehousing, and administrative positions.  Ultimately, 2,330 positions were eliminated in 2001, but as a result of voluntary resignations, the Company paid severance to only 1,985 persons.  An additional 70 were later eliminated during 2002.  Outplacement and stay bonuses were likewise less than originally expected.  Also, the Company incurred lower than anticipated payments for compliance with Worker Adjustment and Retraining Notification Act. These changes resulted in reversals to the accrual established for severance and employer related costs of $7,491 in 2001 and $1,699 in 2002.

Total expense for contract exit and termination costs was $26,866.  Net liabilities accrued for contract exit and termination costs aggregated $20,600 and included $12,837 for various contractual commitments on leased facilities and $4,414 for taxes, utilities, and maintenance costs primarily related to the closed leased facilities.  Also included was $1,023 for travel to implement the restructuring and $2,326 of other exit costs, primarily related to the removal of equipment.  In addition, the Company incurred $6,266 of contract exit and termination costs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.

Inventory and other asset write-downs were $11,819, of which $10,858 was classified in cost of sales. Substantially all of this write-down related to excess supplies inventory at closed facilities and finished inventory related to eliminated low-margin business.  In addition, the Company incurred $6,540 of inventory write-downs that were in excess of the originally estimated charges and charged directly to restructuring expense as incurred.  The reversal of $4,142 is related to excess supplies inventory and inventory for a business line that was discontinued in conjunction with the restructuring, but was later sold to a buyer.

Implementation costs related to the relocation of equipment and personnel from closed facilities were also charged directly to restructuring expense as incurred.  All actions related to the restructuring are complete.

Pre-tax components of the 2001 restructuring charge are as follows:

	Charges		Adjustments
	Directly to	Charges to	to Charges to	2001
	Restructuring	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Accrual	Expense
Severance and employer related costs	$ 831	$ 30,916	$ (7,491)	$ 24,256
Contract exit and termination costs	6,266	21,297	(697)	26,866
Inventories and other asset write-downs	6,540	9,421	(4,142)	11,819
Implementation costs	14,523	-	-	14,523
Total	$ 28,160	$ 61,634	$ (12,330)	$ 77,464

A summary of the 2001 restructuring accrual activity is as follows:

	Charged to	Reversed	Incurred	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2001	in 2001	2001	in 2002	in 2002	2002	in 2003	2003
Severance and
employer related
costs	$ 30,916	$ (7,491)	$ (20,252)	$ 3,173	$ (1,474)	$ (1,699)	$ -	$ -	$ -
Contract exit
and termination	21,297	(697)	(8,898)	11,702	(9,382)	-	2,320	(2,320)	-
costs
Inventories and other
asset write-downs	9,421	(4,142)	(5,141)	138	-	(138)	-		-
								-
Total	$ 61,634	$ (12,330)	$ (34,291)	$ 15,013	$ (10,856)	$ (1,837)	$ 2,320	$ (2,320)	$ -

The remaining liability at December 29, 2002, related to long-term lease obligations through 2006 that the Company was attempting to sublease or cancel.  Due to the nature of the charges and the duration of the program, estimates of the liability amounts required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4,900 of lease payments will be charged to restructuring expense as incurred through 2006, of which $1,625 was expensed in 2003.

2000 Restructuring

In 2001, the Company reversed $1,817 of contract exit and termination costs primarily related to equipment removal costs that were lower than estimated.  The remaining liability from the 2000 restructuring related to a non-cancelable lease obligation that expired in June 2003.  In 2003, the Company reversed the excess liability.

Pre-tax components of the 2000 restructuring accrual activity in fiscal 2003 are as follows:

	Balance	Incurred	Reversed	Balance
	2002	in 2003	in 2003	2003
Contract exit and termination costs	$ 117	$ (33)	$ (84)	$ -
Total	$ 117	$ (33)	$ (84)	$ -

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2,450 of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $1,574 related to the Document and Label Solutions segment and $876 related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers’ valuations, and offers and bids, resulting in a net impairment charge of $6,832.  Of this amount, $5,459 related to the Document and Label Solutions segment and $1,373 related to the Fulfillment Services segment.

The carrying values of assets held for sale are classified as Net Assets Held for Sale in the accompanying Consolidated Balance Sheet.  At December 28, 2003, assets held for sale related to the Fulfillment Services and Document and Label Solutions segments totaled $1,249 and $866, respectively.  The Company discontinued depreciation on these assets in June 2003.  As of January 25, 2004, the Company has sold a majority of the assets held for sale.  The Company believes that the remaining assets will be sold within the one-year timeframe and plan to sell the remaining equipment through brokers.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2,020 related to forms-design software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense is not material.

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

InSystems recorded an impairment charge of $4,488 related to capitalized software development costs recorded with the acquisition.  A change in the strategic direction of InSystems that resulted in the restructuring actions previously discussed, also included the cancellation of all plans related to the use of the InSystems eXterity™ software platform.

The above impairment charges are included in Asset Impairments in the accompanying Consolidated Statement of Income.

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold, resulting in total impairment charges of $41,512.  This impairment was comprised of machinery and equipment write-offs totaling $32,495 and building impairments of $9,017.  At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2,263.  These buildings were sold during 2003, resulting in a total gain of $1,070 that is included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

NOTE 4 – RESTRICTED CASH AND MARKETABLE SECURITIES

Restricted cash primarily includes deposits with major financial institutions in the amount of $1,957 and $1,715 at December 28, 2003, and December 29, 2002, respectively, that are not freely available due to various contractual agreements.  These amounts are held on deposit with financial institutions bearing interest at rates ranging from 2.5% to 3.0% at December 28, 2003, and 2.25% at December 29, 2002.

In June 2002, the Company purchased 500,000 shares of common stock in Printcafe Software Inc. (Printcafe), a publicly traded provider of enterprise software, for $5,000.  The Company did not have intentions of selling the shares in the near term and therefore classified the investment as available-for-sale securities.  The investment was reported at fair value, with unrealized losses reported in accumulated other comprehensive income (loss) in shareholders’ equity.

On January 23, 2003, an unsolicited offer was made for all of the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee to evaluate all potential offers to purchase Printcafe.  The Company believed that this sequence of events would likely lead to a sale of Printcafe.  Therefore, the Company believed that an other-than-temporary decline occurred and recognized a portion of the unrealized loss based on the offer price.  The resulting $3,700 unrealized loss on investment was included in Investment and Other Income (Expense) in the Consolidated Statements of Income for the year ended December 29, 2002.  An additional unrealized loss of $680 was recorded as a component of other comprehensive income (loss).

On February 26, 2003, Printcafe and Electronics for Imaging, Inc. (EFI) signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  The acquisition was completed on October 21, 2003 and the Company elected to receive cash for its shares of Printcafe stock.

#

NOTE 5 – ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable consist of the following:

	December 28,	December 29,
	2003	2002
Current:
Trade receivables	$ 124,669	$ 153,419
Less allowance for uncollectible receivables	(3,523)	(5,381)
Net trade receivables	121,146	148,038

Notes receivable	367	1,453
Less allowance for uncollectible receivables	(218)	(931)
Net notes receivable	149	522

Other receivables	4,648	7,370
Total current receivables	$ 125,943	$ 155,930

Long-term:
Notes receivable	$ 2,732	$ 2,925
Less allowance for uncollectible receivables	(2,668)	(1,515)
Total long-term notes receivable	$ 64	$ 1,410

NOTE 6 – INVENTORIES

Substantially all inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $34,710 higher at December 28, 2003, and $35,913 higher at December 29, 2002.

Inventories consist of the following:

	December 28,	December 29,
	2003	2002
Finished products	$ 38,975	$ 44,634
Jobs in process	5,506	11,059
Materials and supplies	5,276	4,486
Total	$ 49,757	$ 60,179

During fiscal years 2003 and 2002, inventory quantities were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of sales by approximately $1,926 and $2,894 and decreased net loss and increased net income by approximately $1,150 and $1,729 or $0.04 and $0.06 per share for fiscal years 2003 and 2002, respectively.

The Company subcontracts finished goods inventories for certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a FIFO basis.  The Company warehouses and distributes these inventories for its customers.  Amounts related to such subcontracted finished goods inventories are excluded from the Company’s LIFO calculation.  At December 28, 2003, and December 29, 2002, the amounts excluded for subcontracted finished goods inventories were $20,412 and $19,463, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to reportable business segments as follows:

	Document and	Fulfillment
	Label Solutions	Services	InSystems	Total
Goodwill at December 29, 2002	$ -	$ 6,548	$ 47,065	$ 53,613
Adjustments to goodwill	-	9	(6)	3
Goodwill at December 28, 2003	$ -	$ 6,557	$ 47,059	$ 53,616

Identifiable intangible assets consist of the following:

	December 28, 2003		December 29, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Service relationships	$ 16,048	$ (2,297)	$ 16,048	$ (669)
Patents	650	(394)	2,707	(2,405)
Professional services backlog	1,036	(1,036)	1,036	(518)
	17,734	(3,727)	19,791	(3,592)
Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 18,734	$ (3,727)	$ 20,791	$ (3,592)

Amortization expense for intangible assets was $2,192, $1,233 and $46 for 2003, 2002, and 2001, respectively.  Estimated amortization expense for years 2004-2008 is $2,547 per year.  Such estimates do not reflect the impact of future foreign exchange rate changes.

The consolidation of PlanetPrint and other Fulfillment Services’ centers in Dallas, Texas, triggered the requirement for an impairment test of the goodwill related to the PlanetPrint acquisition in the second quarter of 2003.  During the third quarter of 2003, the Company performed the annual impairment test for goodwill related to the InSystems acquisition.  These tests were performed at the reporting unit level and were conducted with the assistance of independent valuation consultants.  In performing the tests for impairment the Company utilized internal five-year forecasts that were based on actual results and management’s best estimate of future sales and profitability.  In both tests, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

As a result of the restructuring actions discussed in detail in Note 3, and the resulting change in strategic direction for InSystems, in the fourth quarter of 2003 the Company performed an additional test of goodwill related to InSystems.   In performing the test for impairment, the Company utilized internal five-year forecasts that were based on management’s best estimate of future sales, future investments, and profitability.  These estimates are based primarily on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for its document automation software.  These estimates were subject to review and approval of senior management. The discounted sum of the expected future cash flows from the assets in this test also exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

The Company also reviewed the useful life of the service relationships that was assigned at the acquisition date.  The estimated discounted future cash flow from the related software was compared to the amount calculated at the time of acquisition.  As a result, the useful life was decreased from twelve to seven years as of September 29, 2003.  This change in estimate increased amortization expense in 2003 by $291 and will increase amortization expense in years 2004-2008 by $1,163 per year and decrease amortization expense by $87 in 2009.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28,	December 29,
	2003	2002
Non-income taxes	$ 6,125	$ 6,351
Dividends payable	6,548	6,521
Payroll related taxes	353	4,280
Customer rebates	4,830	5,260
Other current liabilities	12,131	15,912
Total	$ 29,987	$ 38,324

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

	December 28,	December 29,
	2003	2002
Revolving credit facility	$ 125,000	$ 200,000
Industrial development revenue bonds	-	2,300
Capital lease obligations	12	282
Total	125,012	202,582
Less current portion	12	2,572
Long-term portion	$ 125,000	$ 200,010

At December 28, 2003, the Company had a $220,000 unsecured revolving credit facility agreement with ten banks. The agreement provided a four-year commitment of up to $170,000, maturing May 2005 and a one-year commitment plus a one-year term loan extension at the Company’s option, maturing May 2005, of up to $50,000.  Subsequent to year-end, the Company requested a reduction in the credit facility amount from $220,000 to $150,000.  The four-year commitment amount was reduced to $150,000 and the one-year commitment amount of up to $50,000 was terminated.

The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio (16% at December 28, 2003.)  The Company is also required to pay a commitment fee on the total unused credit facility amount.  The credit facility also contains financial covenants that require the Company to maintain, among other things, a minimum coverage of interest expense.

The Company entered into a $200,000 five-year interest rate swap that fixed the Company’s borrowing rate at 5.84% plus the spread and bank fees through January 2003. See Note 17.  The all-in fully drawn annual fixed cost of the $200,000 of borrowings under the credit facility agreement was 6.65% for fiscal 2002 and 2001.

Long-term debt also included industrial development revenue bonds issued by Rutherford County, Tennessee that matured in 2003. Interest was payable semi-annually at 6.125%.

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2003	2002	2001
Current:
Federal	$ 1,152	$ (908)	$ (20,115)
State and local	869	566	(181)
Foreign	-	440	-
	2,021	98	(20,296)
Deferred	(26,265)	22,430	(10,635)
Total	$ (24,244)	$ 22,528	$ (30,931)

The significant components of the deferred tax expense (benefit) are as follows:

	2003	2002	2001

Depreciation	$ (3,396)	$ 6,070	$ (11,085)
Goodwill and intangible assets	137	1,453	1,615
Restructuring	(158)	5,182	(2,692)
Pension	(4,784)	8,610	5,570
Inventories	(610)	311	752
State and local net operating loss carryforward	(1,432)	(58)	(2,165)
Federal tax credit	-	-	(1,555)
Compensation and benefits	53	1,026	399
Accounts and notes receivable	728	1,209	(1,858)
Retiree healthcare benefits	(159)	600	779
Canadian experimental development expenditures	-	(740)	-
Federal net operating loss carryforward	(15,524)	-	-
Other	(1,120)	(1,233)	(395)

Total	$ (26,265)	$ 22,430	$ (10,635)

#

The components of the current net deferred tax asset and long-term net deferred tax asset (liability) are as follows:

	December 28,	December 29,
	2003	2002
Deferred tax asset:
Allowance for doubtful accounts	$ 1,271	$ 2,176
Inventories	2,574	1,964
Federal tax credit	1,555	1,555
State and local net operating loss carryforward	-	2,223
Compensation and benefits	10,200	10,253
Restructuring	1,139	981
Other	2,558	2,140

Total current asset	19,297	21,292

Deferred tax asset
Depreciation	(21,753)	(25,149)
Notes receivable	1,162	985
Goodwill and intangible assets	16,174	16,311
Pension	33,957	25,037
Retiree health care benefits	20,039	19,880
Canadian experimental development expenditures	3,111	1,968
Canadian net operating loss carryforward	1,926	733
Capital loss carryforwards	1,489	1,489
Federal net operating loss carryforward	15,524	-
State and local net operating loss carryforward	3,655	-
Other	1,746	1,833

Total long-term tax asset	77,030	43,087
Less: valuation allowance	(4,376)	(2,222)

Net long-term asset	72,654	40,865

Net deferred tax asset	$ 91,951	$ 62,157

The Company has $4,991 of Canadian net operating loss carryforwards and $3,700 of U.S. capital loss carryforwards.  A valuation allowance has been provided on the tax benefit associated with these carryforwards as it is more likely than not that the carryforwards will not be utilized before the expiration periods.

At December 28, 2003, the Canadian net operating loss carryforwards available to offset future taxable income in Canada expire as follows: $1,291 in 2006, $608 in 2007 and $3,092 in 2010.  The U.S capital loss carryforward of $3,700 expires in 2008.

The Company has deferred Canadian experimental development expenditures for Canadian federal tax purposes, which may be carried forward indefinitely and used to reduce federal taxable income in Canada.  A valuation allowance has been provided on the tax benefit associated with the current year expenditures totaling $2,488 as it is more likely than not that the tax benefit will not be ultimately realized.

#

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2003	2002	2001

Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%
State and local income taxes	(5.3)	5.3	(5.3)
Capital loss	-	2.7	-
Utilization of capital loss carryover	-	-	1.5
Federal tax credits	-	(1.9)	-
State net operating loss benefit	-	(1.3)	-
Other	2.0	1.1	0.1

Effective tax rate	(38.3)%	40.9%	(41.7)%

NOTE 11 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A. These are equal in all respects except voting rights and restrictions on ownership of Class A stock. Each of the 23,743,455 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes. Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

The Company repurchased 49,068 shares of Common stock for treasury in 2001 at an average cost of $15.50.  In 2003, the Company transferred 126,612 shares from the grantor trust to treasury stock at an average cost of $25.49.

NOTE 12 – COMMON STOCK HELD IN GRANTOR TRUST

The Company maintains a grantor trust (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants. The benefits payable from the Trust are included in the “Deferred compensation” liability shown on the Company’s Consolidated Balance Sheet.  The Trust is funded with cash and life insurance policies.  Previously, the Trust was partially funded with shares of the Company’s common stock.  Because obligations under the deferred compensation plan are intended to be settled only in cash, in 2003 the Company replaced 126,612 shares from the Trust with $2,260 in cash and transferred the shares to Treasury Stock.  There were no Company shares held by the Trust at December 28, 2003.  Company shares held by the Trust were 123,121 at December 29, 2002.

Company shares funding the Trust were recorded within shareholders’ equity as “Common stock held in grantor trust” at their fair market value as of the transfer date.  “Capital in excess of par value” was increased for any differences between the cost or par value of the shares transferred and their recorded fair value.  Increases or decreases in the deferred compensation liability, that resulted from changes in the value of the Company’s common stock held by the Trust, were recognized in current income.

#

NOTE 13 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2003	2002	2001
Weighted average shares outstanding - basic	28,320	27,978	27,602
Dilutive effect of stock options	-	478	-
Weighted average shares outstanding - diluted	28,320	28,456	27,602

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method. Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period. Outstanding options to purchase 1,195 shares during fiscal year 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive. Due to the net loss incurred in fiscal years 2003 and 2001, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 14 – STOCK OPTIONS, RESTRICTED STOCK AND INCENTIVE COMPENSATION

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

The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of options for the purchase of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or non-qualified stock options, restricted stock grants, and stock appreciation rights.  Stock options granted under the 2002 Plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  An incentive stock option granted to a person who, on the grant date, owns 10% or more of the shares of voting stock of the Company or its subsidiaries must have an exercise price of not less than 110% of the fair market value on the grant date.  The options are exercisable over periods determined when granted.

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

In July 2002, InSystems Corporation conditionally adopted the “InSystems Technologies, Inc. 2002 Long-Term Incentive Plan” for its key employees.  The Plan was designed to provide for awards of long-term incentives through the use of PSARs.  No compensation expense was reflected for 2003 or 2002 since the conditions  on the full adoption of the plan were not met and, in any event, there was no increase in the value since the grant date.  As of December 28, 2003, the conditional plan has been officially withdrawn and there are no PSARs outstanding.

The weighted average fair values of stock options granted in fiscal years 2003, 2002, and 2001 were estimated at $3.47, $6.40, and $3.88, per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002	2001

Risk-free interest rate	3.3%	4.2%	4.2%
Dividend yield	5.8%	3.5%	4.6%
Expected life	5 years	5 years	5 years
Expected volatility	33.4%	32.9%	30.3%

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

Information regarding the Company’s stock option plans for fiscal years 2003, 2002, and 2001, is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,379,323	$ 23.23	2,242,236	$ 21.72	2,137,092	$ 23.07
Granted	1,000,950	18.82	562,950	25.64	436,000	18.95
Exercised	(78,900)	12.74	(327,238)	16.98	(8,000)	15.44
Canceled	(406,310)	23.12	(98,625)	23.64	(322,856)	26.57

Outstanding at
end of year	2,895,063	$ 22.00	2,379,323	$ 23.23	2,242,236	$ 21.72

#

Following is a summary of the status of stock options outstanding at December 28, 2003:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	of	Remaining	Exercise	of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$12.00 - $12.63	424,965	7 years	$ 12.61	304,822	$ 12.61
$13.57 - $18.55	620,850	5 years	17.21	78,026	15.82
$18.61 - $22.87	1,041,250	8 years	20.59	393,188	20.82
$23.48 - $31.50	295,098	7 years	29.72	170,327	29.88
$31.75 - $35.31	512,900	4 years	34.02	499,750	34.05

	2,895,063			1,446,113

Certain employees of the Company participate in a restricted stock program.  In fiscal years 2003, 2002, and 2001, the Company awarded 232,622, 173,369, and 38,000 shares of restricted common stock with market values of $4,527, $4,811, and $477, respectively.  In fiscal years 2003, 2002, and 2001 there were forfeitures of 21,658, 14,300 and 3,000 restricted shares with market values of $538, $293 and $37, respectively. These amounts are recorded as unearned compensation-restricted stock and are shown as a net reduction of shareholders’ equity. Unearned compensation is being amortized to expense over vesting periods of three, four and five years, and amortization for fiscal years 2003, 2002, and 2001 amounted to $2,383, $1,785, and $685, respectively.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares. However, the sale or transfer of these shares is restricted during the vesting period.

NOTE 15 – PENSION PLANS

The Company has a qualified defined benefit plan covering substantially all of its U.S. employees. The benefits are based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier. The Company considers the allowable federal income tax deductions when making decisions regarding plan funding. Contributions are intended to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.  Pension plan assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed income securities.

The Company also has a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers (SERP.)  Participants earn benefits based on years of service and the employee’s average earnings.

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans.  The Company used a December 31 measurement date to determine the benefit obligation and fair value of plan assets at the end of 2003 and 2002.

Change in Benefit Obligation	2003	2002
Benefit obligation at beginning of year	$ 422,940	$ 407,438
Service cost	11,274	12,042
Interest cost	27,731	28,090
Settlement	12,951	-
Amendment	(3,195)	-
Actuarial loss	56,785	16,631
Benefits paid	(66,423)	(46,595)
Adjustment for SERP obligation	-	5,334
Benefit obligation at end of year	$ 462,063	$ 422,940
Change in Plan Assets
Fair value of plan assets at beginning of year	$ 313,658	$ 384,784
Actual return on plan assets	69,527	(45,501)

Employer contributions	22,014	20,970
Benefits paid	(66,423)	(46,595)
Fair value of plan assets at end of year	$ 338,776	$ 313,658
Funded status	$ (123,286)	$ (109,282)
Unrecognized net actuarial loss	241,311	235,552
Unrecognized prior service cost	2,236	6,495
Net amount recognized	$ 120,261	$ 132,765
Amounts Recognized in Balance Sheet
Accrued benefit cost	$ (89,608)	$ (68,803)
Accumulated other comprehensive loss	122,944	116,809
Intangible asset	4,053	6,022
Deferred income tax benefit	82,872	78,737
Net amount recognized	$ 120,261	$ 132,765

The increase in the actuarial loss for 2003 compared with 2002 is due primarily to decreasing the liability discount rate for the benefit obligation from 6.75% to 6.00% for 2003.

The plan was most recently amended effective December 31, 2003, to reflect changes in the death benefit.  The lump sum death benefit previously provided by the Plan will be provided by the Company-sponsored group term life insurance program.

Information related to pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2003	2002
Projected benefit obligation	$ 462,063	$ 422,940
Accumulated benefit obligation	428,384	382,461
Fair value of plan assets	338,776	313,658

The Company’s two nonqualified plans have no plan assets.  The total unfunded projected benefit obligation of these two plans was $22,203 and $19,874 at the respective 2003 and 2002 year-ends. The related accumulated benefit obligations were $19,080 and $16,898 at the same respective year-ends.

The amount included within other comprehensive income resulting from a change in the additional minimum pension liability recognized is as follows:

	2003	2002	2001
Increase in minimum pension liability included in
other comprehensive income	$ 6,135	$ 115,676	$ 199

The decline in U.S. equity markets in recent years resulted in negative returns on the Company’s pension funds, which significantly reduced the value of the Company’s qualified pension plan assets at the end of 2002.  As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to record a minimum pension liability for the qualified plan in the Consolidated Balance Sheet.  The effect of this adjustment was to increase the pension liability for the qualified plan by $192,233.  This adjustment, net of deferred taxes, was a direct non-cash charge to shareholders’ equity of $114,831 for the year ended December 29, 2002.

Components of Net Periodic Benefit Cost	2003	2002	2001
Service cost of benefits earned	$ 11,274	$ 12,042	$ 11,873
Interest cost on projected benefit obligation	27,714	28,089	27,707
Expected return on plan assets	(39,231)	(43,418)	(48,395)
Amortization of prior service costs	1,063	1,063	1,861
Curtailment loss	-	-	853
Settlement loss	25,228	-	-
Amortization of net loss from prior periods	8,470	517	321
Total	$ 34,518	$ (1,707)	$ (5,780)

The settlement loss in 2003 is related to the non-cash charge for pension settlements associated with a significant number of associates retiring in 2003 and electing a lump-sum payment of their pension benefit.

The above table of net periodic benefit cost does not include expense of $601 for the SERP in fiscal 2001.

Weighted-average Assumptions

Projected benefit obligation	2003	2002	2001
Discount rate	6.00%	6.75%	7.00%
Future compensation increase rate
- current year	0.00%	4.00%	5.00%
- subsequent years	3.50%	4.00%	5.00%

Net periodic benefit cost
Discount rate	6.75%	7.00%	7.00%
Expected long-term rate of return
on plan assets	9.00%	9.50%	10.00%

The Company uses long-term historical actual return experience and future estimates of long-term investment return with consideration to the expected investment mix of the plan’s assets, to develop its expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the net periodic pension calculation over five years using a five-year market-related asset value method of amortization.

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due. The Company’s pension plan assets have historically been invested predominantly in equity investments, which have historically realized annual returns at or above the expected long-term rate of return.  The expected long-term rate of return on plan assets that will be used to determine fiscal 2004 net periodic benefit cost is 8.75%, reflecting the mix of equities and fixed income securities and their expected returns.

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2003	2002
Equity securities	76%	73%
Debt securities	21%	26%
Other	3%	1%
Total	100%	100%

The Company’s investment policy objectives with respect to the qualified defined benefit plan assets are to target an accumulated benefit obligation funded ratio at or above 100%, to achieve an average investment return target of 10% with a minimum of 8.5% over a 10-year period, and to achieve an annual investment return that exceeds inflation by at least 4% per year as measured over a three to five year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 20% to a maximum of 40% with a target percentage of 30%.

It is the Company’s policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks.  It is expected that the plan’s assets will perform in the top one-third of plans with similar risk over a complete market cycle as measured by an appropriate peer group.  Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.

The Company does not have a funding requirement in 2004, but expects to make a voluntary contribution of a minimum of $10,000 to its qualified defined benefit plan.

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan. Expenses recorded for employer matching contributions under this plan totaled $2,077, $2,586, and $2,542 for 2003, 2002, and 2001, respectively.

#

NOTE 16 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees. The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.  The Company used a December 31 measurement date to determine the benefit obligation at the end of 2003 and 2002.

Change in Benefit Obligation	2003	2002

Benefit obligation at beginning of year	$ 57,094	$ 55,002

Service cost	-	-
Interest cost	3,686	3,170
Amendments	(5,686)	(10,661)
Actuarial (gain) loss	(8,244)	13,916
Net retiree benefits paid	(3,424)	(4,333)

Benefit obligation at end of year	$ 43,426	$ 57,094

Change in Plan Assets

Plan assets	-	-

Funded status	$ (43,426)	$ (57,094)
Unrecognized net actuarial loss	15,895	25,900
Unrecognized prior service cost	(22,238)	(18,180)

Accrued postretirement obligation recognized in the balance sheet	$ (49,769)	$ (49,374)

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, amounted to $3,424, $4,333, and $4,021 in 2003, 2002, and 2001, respectively.  The Company introduced new benefit options for retirees that are effective beginning in 2004.  This change resulted in a $5,686 reduction in the benefit obligation at December 28, 2003, and an increased credit to postretirement benefit cost related to amortization of prior service cost.  Increases in the amount of healthcare premiums charged to retirees resulted in the $10,661 reduction in the benefit obligation at December 29, 2002.

Components of Postretirement benefit cost	2003	2002	2001

Service cost	$ -	$ -	$ -
Interest cost	3,686	3,170	3,000
Amortization of prior service cost	(1,628)	(716)	(716)
Amortization of net loss (gain) from prior periods	1,761	391	(199)

Total	$ 3,819	$ 2,845	$ 2,085

#

Weighted-average Assumptions

Benefit obligation	2003	2002	2001
Discount rate	6.00%	6.75%	7.00%
Net periodic benefit cost
Healthcare cost trend rate assumed	9.00%	10.00%	8.50%
for next year
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	5.00%	5.00%
Year that the rate reaches the
ultimate trend rate	2010	2009	2007

The accumulated benefit obligation was determined using the unit credit method and discount rates that are based on management’s evaluation of available information about rates implicit in current prices of annuity contracts, as well as rates of return on high-quality fixed-income investments that could be used to effect settlement of the obligations.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement healthcare plan.  The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates used for the postretirement healthcare benefit obligation and expense.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and
interest cost	$ 387	$ (346)
Effect on postretirement benefit
obligation	5,768	(5,147)

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law.  The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Following proposed guidance of the Financial Accounting Standards Board, the Company has elected to recognize the effects of the Act in the accounting for its postretirement plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

The postretirement obligation at December 28, 2003, reflects that the Company will recognize a 28% subsidy as an offset to plan costs.  The effect is a $9,331 unrecognized net actuarial gain reflected in the postretirement obligation that will be amortized to income in future periods.  The postretirement benefit cost for 2003 does not include any impact from the effect of the subsidy.  The 28% subsidy is expected to reduce the Company’s prescription drug plan costs by about $600 per individual in 2006 and this amount is expected to increase by the valuation trend rates.  The Company’s actuaries have determined that the Company’s prescription drug plan provides a benefit that is at least actuarially equivalent to the Medicare prescription drug plan and projections indicate that this will be the case indefinitely.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company had an interest rate swap contract under which the Company agreed to pay a fixed rate of interest (average rate of 5.84% in 2002 and 2001) and to receive in return an amount equal to a specified variable-rate amount (year-end three-month LIBOR rate of 1.40% at December 29, 2002 and 1.88% at December 30, 2001) on $200,000 notional principal amount of indebtedness. The interest rate swap contract was considered to be a hedge against the change in the amount of future cash flows associated with the Company’s interest payments of the Company’s variable-rate debt obligations.  Accordingly, this interest rate swap contract was reflected at fair value in the Company’s Consolidated Balance Sheet and the related gains or losses on this contract were deferred in shareholders’ equity as a component of comprehensive income.  These deferred gains or losses were amortized as an adjustment to interest expense over the same period in which the related interest payments that were being hedged are recognized in income.  The net effect was that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.  This agreement terminated on January 27, 2003.

At December 29, 2002, the liability recorded for the fair value of the interest rate swap was $2,025 ($1,210 net of tax).  This amount was reflected in other comprehensive income, as the Company had designated the contract as a cash flow hedge.

The Company also uses foreign currency forward contracts to hedge certain payments denominated in Canadian dollars.  These foreign currency contracts require the Company, at a future date, to buy Canadian dollars in exchange for U.S. dollars.  These contracts, designated as cash flow hedges, had maturities of six months or less at December 29, 2002.  The foreign currency contracts are reflected at fair value in the Company’s Consolidated Balance Sheet and the related gain is deferred in shareholders’ equity as a component of comprehensive income.  At December 29, 2002, the asset recorded for the fair value of the contracts was $75 ($45 net of tax).  While there were no contracts in effect at December 28, 2003, in January 2004, the Company purchased contracts with a fair value of $68.

NOTE 18 – SEGMENT REPORTING

In January 2003, the Company realigned certain operating segments to gain operational synergies. As a result, the Company has three reportable segments in 2003: Document and Label Solutions, Fulfillment Services, and InSystems. The three remaining, individually insignificant, operating segments were aggregated into Other, which includes International (previously part of Document Management), SMARTworks, and PathForward. Under the realignment, PlanetPrint was separated into two operating units: CopyConcepts (part of Fulfillment Services) and PathForward. Certain print-on-demand and software development operations that were previously part of Document Management became part of Fulfillment Services and InSystems, respectively.

Document and Label Solutions offers custom printed documents, integrated systems, business supplies, equipment services, and distribution services that help its customers manage their business information and transact with their customers and suppliers.  This segment also offers identification solutions that improve its customers’ operational performance by reducing cycle time, error rate, and processing costs.  These products and services are used for inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.  Document and Label Solutions also produces custom pressure-sensitive labels, flexographic, screen and offset printed labels, automatic identification and data collections systems (bar coding), compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Document and Label Solutions consists of six business units that have been aggregated for segment reporting purposes.

Fulfillment Services utilizes digital output technologies to help its customers communicate effectively with their customers by helping them provide customized information and marketing materials.  Examples are monthly billing statements, customized marketing brochures and information kits, or one-to-one marketing communications.  This segment is focused on outsourcing services that primarily serve large-and middle-market companies in the financial services, healthcare, and membership industries. The types of products and services this segment offers include billing and statement solutions, one-to-one marketing communications (variable print-on-demand), web-based “information request” fulfillment, customer information kits (cards, policies, statements, manuals, etc.), and short-run, quick print production (print-on demand).  Fulfillment Services consists of two business units that have been aggregated for segment reporting purposes.

InSystems is a provider of e-business solutions for financial services organizations.  InSystems’ solutions enable companies to improve processes and organize, manage and distribute information in both paper and digital infrastructures. This segment’s software solutions group focuses on software solutions for the automation of document-intensive business processes in the financial services industry, particularly insurance. InSystems’ document systems group focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets.  InSystems consists of two business units that have been aggregated for segment reporting purposes.

The accounting policies of the segments are the same as those described in Note 1.  The segments are managed and reported internally primarily by the type of products they produce.  The Company evaluates segment performance based on operating income.  No single customer provided more than 10% of the Company’s revenue in 2003.

Segment profit and loss information for 2002 and 2001 has been revised from previously reported amounts to reflect the current organizational structure.  The Company did not revise assets by segments for 2002 and prior because it is not practicable to do so.  Accordingly, 2002 and 2001 realigned asset and asset related amounts have not been presented.

#

Information about the Company’s operations by segment is as follows:

		Document and	Fulfillment
		Label Solutions	Services	InSystems	Other	Total
Revenue from external customers	2003	$ 631,474	$ 235,870	$ 45,226	$ 3,764	$ 916,334
	2002	725,412	256,182	44,236	2,253	1,028,083
	2001	864,582	282,996	38,350	1,669	1,187,597
Intersegment revenues	2003	$ -	$ -	$ -	$ 1,362	$ 1,362
	2002	-	-	-	7,706	7,706
	2001	-	-	-	7,805	7,805
Operating income (loss) (a)	2003	$ (12,779)	$ (14,501)	$ (25,913)	$ (7,798)	$ (60,991)
	2002	76,447	8,830	(8,238)	(12,872)	64,167
	2001	54,935	12,575	(3,007)	(10,079)	54,424
Total assets	2003	$ 258,638	$ 82,719	$ 101,577	$ 10,329	$ 453,263
Fixed asset additions	2003	$ 5,805	$ 4,001	$ 922	$ 227	$ 10,955
Depreciation	2003	$ 20,098	$ 5,991	$ 1,272	$ 1,912	$ 29,273

(a) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring		$ 11,066	$ 4,368	$ 2,324	$ 206	$ 17,964
Impairment		$ 9,054	$ 2,249	$ 4,487	$ 1,190	$ 16,980

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	2003	2002	2001
Total consolidated revenues	$ 916,334	$ 1,028,083	$ 1,187,597

Operating Income (Loss)	$ (60,991)	$ 64,167	$ 54,424
Other deductions	599	599	2,140
LIFO adjustment	1,202	2,435	(4,006)
Asset impairment	1,070	-	(41,512)
Restructuring	(2,118)	1,837	(75,714)
Total other expense	(3,073)	(13,929)	(9,584)
Income (loss) before income taxes	$ (63,311)	$ 55,109	$ (74,252)

Total Assets	$ 453,263
Corporate and unallocated	175,694
Total consolidated assets	$ 628,957

Capital expenditures	$ 10,955
Corporate and unallocated	7,388
Total consolidated capital expenditures	$ 18,343

Depreciation	$ 29,273
Corporate and unallocated	11,738
Total consolidated depreciation	$ 41,011

The Company’s operations are conducted primarily in the United States and Canada.  Revenue by geographic area is based on the location where the revenue is generated.  Information about the Company’s operations by geographic area for 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Revenues from external customers
United States	$ 911,190	$ 1,025,065	$ 1,187,597
Foreign	5,144	3,018	-
Total	$ 916,334	$ 1,028,083	$ 1,187,597

Long-lived assets
United States	$ 262,260	$ 272,441
Foreign	81,236	90,366
Total	$ 343,496	$ 362,807

NOTE 19 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and trade receivables.  Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions.  The Company’s credit risk with respect to trade receivables is, in management’s opinion, limited due to industry and geographic diversification. As disclosed on the Consolidated Balance Sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 28, 2003		December 29, 2002
	Fair	Carrying	Fair	Carrying
	Value	Amount	Value	Amount
Assets
Cash and cash equivalents	$ 76,959	$ 76,959	$ 122,579	$ 122,579
Trading securities	-	-	255	255
Foreign currency forward contracts	-	-	75	75

Liabilities
Long-term debt, including current portion	$ 125,012	$ 125,012	$ 202,582	$ 202,582
Interest rate swap	-	-	2,025	2,025

The carrying amount of cash equivalents approximates fair value because of the short maturities of those instruments. The fair value of trading securities is based on quoted market prices. The fair values of the interest rate swap and long-term debt are estimated using discounted cash flow analyses based on the Company’s assumed incremental borrowing rates for similar types of borrowing arrangements and are supplemented with quotes from counterparties. The interest rate swap, which expired in January 2003, represented amounts that the Company would have had to pay to terminate/replace this contract.  The fair value of foreign currency forward contracts represents the amount the Company would receive if the existing contracts were settled at year-end and is based on market quotes.

#

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $1,900 at December 28, 2003.  The Company also has a four-year commitment with an equipment supplier to spend a total of $4,000 over the commitment term.  In addition, the Company has various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum commitments of $2,000.  The Company outsources certain information technology services from a supplier under a multi-year agreement that provides for an early termination penalty.  At December 28, 2003, the early termination penalty is approximately $950. The remaining term of the agreement is approximately four years.  As this remaining term diminishes, the termination penalty amount declines.  The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company is obligated under several leases expiring at various dates. Annual expense under these leases was $21,819 in 2003, $22,941 in 2002, and $31,281 in 2001.

Rental commitments under existing leases at December 28, 2003, are as follows:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2004	$ 13,805	$ 4,954	$ 231	$ 2,195	$ 21,185
2005	10,390	4,011	109	1,184	15,694
2006	8,054	3,197	109	605	11,965
2007	6,115	2,058	109	104	8,386
2008	4,491	553	109	41	5,194
Later years	1,595	43	7	4	1,649

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

#

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
(Dollars in thousands, except per	March 30,	June 29,	September 28,	December 28,
share amounts)	2003	2003	2003	2003
Revenue	$ 236,143	$ 232,950	$ 222,108	$ 225,133
Gross margin	88,501	89,108	84,545	77,704
Net loss	(1,132)	(11,996)	(1,554)	(24,385)
Basic and diluted earnings per share	(0.04)	(0.42)	(0.05)	(0.86)

	Quarters Ended
(Dollars in thousands, except per	March 31,	June 30,	September 29,	December 29,
share amounts)	2002	2002	2002	2002
Revenue	$ 263,779	$ 253,785	$ 252,698	$ 257,821
Gross margin	105,586	100,969	98,721	101,379
Net income	10,917	10,942	6,250	4,472
Basic earnings per share	0.39	0.39	0.22	0.16
Diluted earnings per share	0.39	0.38	0.22	0.16

Pre-tax adjustments included in the quarterly information above are as follows:

Results for 2003 include restructuring charges of $12,972, $3,234, and $3,876 in the second, third, and fourth quarters, respectively.  These restructuring charges are net of reversals of $84 in the second quarter.  2003 results also include asset impairments of $9,545, $1,306, and $5,059 in the second, third, and fourth quarters, respectively.  These asset impairment charges are net of a gain of $1,070 in the third quarter.  Also included in fourth quarter 2003 is a pension settlement loss of $25,228.  See Note 15.

Results for fourth quarter 2002 include an investment write-off of $3,700 and the reversal of restructuring charges of $1,837.

#

Item 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None

Item 9A – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures

We maintain disclosure controls and procedures over financial reporting that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective.  Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2004.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I, of this report.

Audit Committee Financial Experts

The Board of Directors has determined the members of its Audit Committee meet the independence and financial literacy requirements of the New York Stock Exchange.   In addition, the Board has determined that one member in particular satisfies the "financial expert" qualifications contained in regulations issued pursuant to the Sarbanes-Oxley Act of 2002.  Specifically, the Board has concluded that Audit Committee member Sherrill W. Hudson qualifies as a financial expert given his 37-year career as a certified public accountant and auditor.  Mr. Hudson's experience with respect to audits of financial statements of publicly held companies, internal controls, application of GAAP and audit committee functions, and his independence as a board member meets the criteria for "financial expert" established by the Board in conformity with applicable regulations.

Code of Ethics

Our Audit Committee recommended, and our Board adopted, the Company’s revised Code of Ethics. We re-emphasized that directors, and all our employees, including, our Chief Executive Office, our Chief Financial Officer, our Controller, and all other principal executive officers and senior financial officers, are subject to the letter and spirit of the Code.  We have not made any waivers of our Code of Ethics.  The Code of Ethics covers such topics as conflicts of interest, confidentiality, compliance with legal requirements, and other business ethics subjects.  It is intended to promote honest and ethical conduct, full disclosure and accurate reporting, and compliance with laws as well as other matters.

Our Audit Committee also established procedures for the receipt, retention and investigation of complaints regarding accounting, internal accounting controls, or auditing matters.  Any interested person can contact the Audit Committee directly through our website by clicking on “Corporate Governance” and following the link to the Audit Committee.  Our employees may contact the Audit Committee, anonymously if they wish, by calling a toll-free number.   A third party records the complaints and forwards them directly to the Audit Committee.

We have distributed a copy of the code of ethics to all employees and it is posted on our website, www.standardregister.com.  You can obtain a copy of the Code of Ethics, without charge, by contacting our legal counsel at 937-221-1506.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2004.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2004.

The following table summarizes aggregate information as of December 28, 2003, regarding our equity compensation plans under which our equity securities have been authorized for issuance:

#

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders (1)	2,895,063	$ 22.00	2,489,217

Equity compensation plans not approved by shareholders	-	$ -	-

(1) Includes the Company's 1995 Incentive Stock Option Plan and 2002 Equity Incentive Plan.

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 22, 2004.

Item 14 -FEES AND SERVICES OF BATTELLE & BATTELLE LLP

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the fiscal years ended December 28, 2003, and December 29, 2002.

	2003	2002
Audit Fees (1)	$ 756,000	$ 769,800
Audit Related Fees (2)	90,500	174,400
Tax Fees (3)	7,000	15,000
All Other Fees (4)	-	21,000
Total	$ 853,500	$ 980,200

(1) Audit Fees - This category includes the audit of Standard Register’s annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Battelle & Battelle LLP in connection with statutory and regulatory filings or engagements.

(2) Audit Related Fees - This category consists of assurance and related services provided by Battelle & Battelle LLP that were reasonably related to the performance of the audit or review of our financial statements.  It includes fees billed in 2003 for the audit of our benefit plans, financial due diligence on acquisitions, a customer contract audit,  internal control analysis, and accounting consultation.  Fees billed in 2002 include the audit of our benefit plans and financial due diligence on acquisitions.

 (3) Tax Fees - This category consists of professional services performed by Battelle & Battelle LLP for tax consultation in 2003 and tax compliance in 2002.

(4) All Other Fees – This category includes fees billed to us for consultation related to international joint ventures.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee established a policy related to approval of all services performed by our independent auditors, Battelle & Battelle LLP.  In the policy, the Audit Committee approved all audit work and permissible audit-related services consisting of audits of our employee benefit plans and financial due diligence in connection with mergers, acquisitions, divestitures, and similar transactions.  Tax services and all other services require specific pre-approval by the Audit Committee before the services are performed.  A request for pre-approval must include a description of the service and the estimated fees.  Requests are submitted to the Audit Committee in one of the following ways:

1.

Request for approval of services is submitted at a meeting of the Audit Committee; or

2.

Request for approval of services is submitted to a designated member of the Audit Committee.

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2003, the Audit Committee pre-approved all audit-related fees, tax fees, and all other fees.

In 2002, none of the audit-related fees, tax fees, or all other fees were pre-approved by the Audit Committee; however, the Audit Committee had set a “not-to-exceed” amount with respect to non-audit services that did not require pre-approval.  Once that threshold was reached, we were required to seek Audit Committee approval for work performed by Battelle & Battelle LLP.  We followed this process in 2002 for approval of financial due diligence performed by Battelle & Battelle LLP.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended December 28, 2003 and December 29, 2002.

#

PART IV

Item 15 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Independent Auditors’ Report

Consolidated Balance Sheet – December 28, 2003 and December 29, 2002

Consolidated Statement of Income and Comprehensive Income – Years ended

December 28, 2003, December 29, 2002, and December 30, 2001

Consolidated Statement of Shareholders’ Equity – Years ended December 28, 2003, December 29, 2002, and December 30, 2001

Consolidated Statement of Cash Flows – Years ended December 28, 2003, December 29, 2002, and December 30, 2001

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

91

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits on pages 88-89 are filed as part of this Form 10-K.

(b)

Reports on Form 8-K

A report on Form 8K related to the Company’s press release announcing the results of operations for the third quarter of 2003 was filed by the Company on October 24, 2003.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2004.

THE STANDARD REGISTER COMPANY

By:  /S/  D. L. Rediker

D. L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 2, 2004:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys, which are being filed with this Annual Report on Form 10-K, has signed below on March 2, 2004, as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
S.W. Hudson	J.Q. Sherman, II
D. L. Rediker

/S/  P. H. Granzow

      P. H. Granzow

#

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

4.2	First Amendment Agreement to The Credit Agreement between Standard Register and banking institutions incorporated by reference to Form 10-Q for the quarter ended June 30, 2002.

4.3	Third Amendment Agreement to The Credit Agreement between Standard Register and banking institutions dated December 31, 2003.

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.2	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for year ended January 2, 1994.

10.3	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.4	The Standard Register Company Deferred Compensation Plan, incorporated by reference from Registration Statement No. 333-43055.

10.5	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.6	Stock Purchase Agreement dated November 26, 1997, incorporated by reference from Form 8-K filed January 15, 1998.

10.7	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.8

Employment Agreement between The Standard Register Company and Dennis L. Rediker, President, Chief Executive Officer and Director, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.9	Asset Purchase Agreement between The Standard Register Company and PlanetPrint.com, Inc., dated July 10, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.10	Share Purchase Agreement between The Standard Register Company and InSystems Technologies Inc., dated June 25, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.11	The Standard Register Company 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Auditors.
POWER OF ATTORNEY

24	Power of Attorney of R. W. Begley, Jr., F. D. Clarke III, S. W. Hudson, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

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

/S/  Battelle & Battelle, LLP

Dayton, Ohio

February 6, 2004

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 28, 2003

(Dollars in thousands)

Description	Balance at beginning of period	Acquisitions		Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period

Year Ended December 28, 2003
Allowance for doubtful accounts-	5,381	-		(2)		22	(b,g)	1,878		3,523
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,446	-		787		80		427		2,886
Notes Receivable
Total Allowance for Doubtful Accounts	$ 7,827	$ -		$ 785		$ 102		$ 2,305		$ 6,409
Inventory obsolescence	2,213	-		5,800		-		3,575	(c)	4,438
Restructuring liability	2,437	-		12,989	(d)	-		12,598	(f)	2,828

Year Ended December 29, 2002
Allowance for doubtful accounts-	9,090	360	(a)	551		(721)	(b)	3,899		5,381
Accounts Receivable - Trade
Allowance for doubtful accounts-	1,764	-		-		721	(b)	39		2,446
Notes Receivable
Total Allowance for Doubtful Accounts	$ 10,854	$ 360		$ 551		$ -		$ 3,938		$ 7,827
Inventory obsolescence	2,607	-		58		-		452	(c)	2,213
Restructuring liability	15,307	-		(1,837)	(d)	-		11,033		2,437

Year Ended December 30, 2001
Allowance for doubtful accounts-	5,561	-		4,129		-		600		9,090
Accounts Receivable - Trade
Allowance for doubtful accounts-	677	-		(163)		1,250		-		1,764
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,238	$ -		$ 3,966		$ 1,250		$ 600		$ 10,854
Inventory obsolescence	3,283	-		(21)		-		655	(c)	2,607
Restructuring liability	6,136	-		47,487	(d)	-		38,316	(e,f)	15,307

(a) Acquisition of InSystems and Planet Print
(b) Transferred to/from Notes Receivable
(c) Obsolete inventory scrapped or written down to realizable value
(d) Recognized in connection with restructuring plan
(e) Payment of exit costs for acquired business
(f) Payment of costs in connection with restructuring plan
(g) Foreign currency translation charged to Shareholders' Equity