Form 10-Q
period 2004-03-28
STANDARD REGISTER CO
filed 2004-05-03
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 28, 2004
Common stock, $1.00 par value	23,781,850 shares
Class A stock, $1.00 par value	4,725,000 shares

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 28, 2004

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended March 28, 2004 and March 30, 2003	3

b)	Consolidated Balance Sheet
	as of March 28, 2004 and December 28, 2003	4

c)	Consolidated Statement of Cash Flows
	for the 13 Weeks Ended March 28, 2004 and March 30, 2003	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		28

Item 4. Controls and Procedures		28

Part II – Other Information

Item 1. Legal Proceedings		29

Item 2. Changes in Securities and Use of Proceeds		29

Item 3. Defaults upon Senior Securities		29

Item 4. Submission of Matters to a Vote of Security Holders		29

Item 5. Other Information		29

Item 6. Exhibits and Reports on Form 8-K		29

Signatures		30

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	March 28	March 30
	2004	2003
REVENUE
Products	$ 189,168	$ 193,088
Services	36,886	43,055
Total revenue	226,054	236,143
COST OF SALES
Products	116,843	116,647
Services	25,668	30,995
Total cost of sales	142,511	147,642
GROSS MARGIN	83,543	88,501
OPERATING EXPENSES
Research and development	3,605	5,034
Selling, general and administrative	75,837	71,525
Depreciation and amortization	10,636	12,593
Restructuring charges	3,381	-
Total operating expenses	93,459	89,152
LOSS FROM OPERATIONS	(9,916)	(651)
OTHER INCOME (EXPENSE)
Interest expense	(690)	(1,663)
Investment income and other	50	396
Total other expense	(640)	(1,267)
LOSS BEFORE INCOME TAXES	(10,556)	(1,918)
INCOME TAX BENEFIT	(4,057)	(786)
NET LOSS	$ (6,499)	$ (1,132)
LOSS PER SHARE	$ (0.23)	$ (0.04)
Dividends Paid Per Share	$ 0.23	$ 0.23
NET LOSS	$ (6,499)	$ (1,132)
Deferred cost on interest rate swap, net of $815
deferred income tax expense	-	1,210
Unrealized gain on available-for-sale securities	-	660
Deferred cost on forward contract net of $0 and $146
deferred tax expense	(138)	216
Foreign currency translation adjustment	-	500
COMPREHENSIVE (LOSS) INCOME	$ (6,637)	$ 1,454
See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 28,	December 28,
A S S E T S	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$ 58,019	$ 76,959
Accounts and notes receivable, less allowance for doubtful
accounts of $3,301 and $3,740, respectively	131,727	125,943
Inventories	51,646	49,757
Prepaid income taxes	1,594	2,251
Deferred income taxes	19,350	19,297
Prepaid expense	13,488	11,254
Total current assets	275,824	285,461

PLANT AND EQUIPMENT
Buildings and improvements	69,502	68,891
Machinery and equipment	224,338	224,294
Office equipment	166,262	167,524
Total	460,102	460,709
Less accumulated depreciation	309,896	304,075
Depreciated cost	150,206	156,634
Plant and equipment under construction	6,321	3,556
Land	3,233	3,233
Net assets held for sale	685	2,115
Total plant and equipment	160,445	165,538

OTHER ASSETS
Goodwill	53,616	53,616
Intangible assets, net	14,716	15,007
Deferred tax asset	76,604	72,654
Software development costs, net	11,642	12,197
Restricted cash	1,983	1,971
Other	22,699	22,513
Total other assets	181,260	177,958

Total assets	$ 617,529	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 28,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003

CURRENT LIABILITIES
Current portion of long-term debt	$ -	$ 12
Accounts payable	25,746	32,089
Accrued compensation	29,101	23,928
Deferred revenue	11,227	10,979
Accrued restructuring	3,342	2,828
Other current liabilities	24,334	29,987
Total current liabilities	93,750	99,823

LONG-TERM LIABILITIES
Long-term debt	125,000	125,000
Pension benefit obligation	90,393	89,608
Retiree health care obligation	49,321	49,769
Deferred compensation	15,193	15,526
Other long-term liabilities	574	643
Total long-term liabilities	280,481	280,546

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2004 -25,705,612; 2003 - 25,667,217	25,706	25,667
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	57,178	56,687
Accumulated other comprehensive losses	(121,657)	(121,499)
Retained earnings	331,657	338,164
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(4,960)	(5,805)
Total shareholders' equity	243,298	248,588

Total liabilities and shareholders' equity	$ 617,529	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	13 Weeks Ended	13 Weeks Ended
	March 28	March 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,499)	$ (1,132)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization	10,636	12,593
Restructuring charges	3,381	-
Pension and postretirement benefit expense	5,785	2,690
Amortization of unearned compensation - restricted stock	633	526
Loss on sale of assets	67	143
Deferred income taxes	(4,003)	(321)
Other	66	58
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,784)	15,765
Inventories	(1,889)	6,020
Prepaid income taxes	657	(246)
Other assets	(2,930)	(1,356)
Restructuring spending	(2,866)	(1,307)
Accounts payable and accrued expenses	(276)	(7,902)
Pension and postretirement obligation	(5,448)	(10,504)
Deferred income	248	1,349
Other liabilities	(402)	(799)
Net cash (used in) provided by operating activities	(8,624)	15,577
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(5,310)	(4,238)
Proceeds from sale of plant and equipment	907	1,835
Additions to other investments	-	(293)
Net cash used in investing activities	(4,403)	(2,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(12)	(27,449)
Proceeds from issuance of common stock	657	559
Dividends paid	(6,555)	(6,527)
Net cash used in financing activities	(5,910)	(33,417)
Effect of exchange rate changes on cash	(3)	529
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,940)	(20,007)
Cash and cash equivalents at beginning of period	76,959	122,579
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 58,019	$ 102,572
See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investments in international joint ventures are included in the accompanying consolidated financial statements using the equity method of accounting.  The Company’s share of earnings (losses) from these joint ventures is included in Investment income (expense) for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 28, 2003 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – RESTRUCTURING CHARGES

In January 2001, the Company announced a restructuring and renewal plan (Renewal Plan), designed to establish a solid platform for long-term earnings growth and recover its market value.  The Renewal Plan was comprised of four components: restructuring, reorganization, performance improvement, and investments for future growth.  In 2001, the Company completed a major restructuring plan and in the last two fiscal years has executed additional restructuring actions as part of a multi-year program aimed at realigning our resources to improve utilization and profitability.  These restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring	$ 215	$ 2,297	$ 2,512
2003 restructuring	268	-	268
2001 restructuring	601	-	601

Total restructuring expense	$ 1,084	$ 2,297	$ 3,381

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs will be expensed as incurred through 2006.  All costs are included in restructuring charges in the accompanying Consolidated Statements of Income.

2004 Restructuring

As part of a drive to reduce costs and accelerate growth, the Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its Client Services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  As a result, the Company eliminated a number of positions, particularly in the Document and Label Solutions segment.

In a continuing effort to reduce costs, the Company also plans to outsource part of its information technology operations in the second quarter of 2004, including hardware management, help desk support, and telecommunications.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs		Cumulative-
	Expected	Q1 2004	to-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 3,900	$ 2,332	$ 2,332
Contract lease termination costs	150	135	135
Other exit costs	50	45	45
	$ 4,100	$ 2,512	$ 2,512
BY SEGMENT:
Document and Label Solutions	$ 2,900	$ 2,221	$ 2,221
Fulfillment Services	200	165	165
Other	1,000	126	126
Total	$ 4,100	$ 2,512	$ 2,512

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2004	2004
Severance and employer related costs	$ 2,162	$ (635)	$ 1,527
Contract termination costs	135	-	135
Total	$ 2,297	$ (635)	$ 1,662

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

Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  In addition, the Company planned for the relocation of SMARTworks personnel and support operations, which occurred in the first quarter of 2004.

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q1 2004	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 11,054	$ -	$ 11,054
Contract termination costs:
Lease obligations	3,100	125	2,186
Contractual lease obligations for taxes,
utilities, and maintenance costs	398	(3)	395
Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,904	-	2,904
Other exit costs	1,792	146	1,938
	$ 19,580	$ 268	$ 18,809
BY SEGMENT:
Document and Label Solutions	$ 11,505	$ 30	$ 11,096
Fulfillment Services	4,967	74	4,442
InSystems	2,324	-	2,324
Other	784	164	947
Total	$ 19,580	$ 268	$ 18,809

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	2004
Severance and employer related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (955)	$ 373
Contract termination costs	2,330	(830)	-	1,500	(193)	1,307
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (1,148)	$ 1,680

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3,275 of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $601 was expensed in the first quarter of 2004.

NOTE 3 – INVENTORIES

The components of inventories are as follows:

	March 28,	December 28,
	2004	2003

Finished products	$ 43,178	$ 38,975
Jobs in process	3,441	5,506
Materials and supplies	5,027	5,276

Total	$ 51,646	$ 49,757

NOTE 4 – EARNINGS PER SHARE

The weighted-average number of shares outstanding for calculation of earnings per share (EPS) was 28,483,032 and 28,202,146 for the 13-week periods ended March 28, 2004 and March 30, 2003, respectively.  The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period. Due to the net loss incurred in first quarters 2004 and 2003, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

NOTE 5 – STOCK OPTIONS

The Company has two stock-based employee compensation plans, which are fully described in Note 14 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.  The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks Ended	13 Weeks Ended
	March 28, 2004	March 30, 2003
Net loss as reported	$ (6,499)	$ (1,132)
Less total compensation expense determined under
the fair value based method for all awards, net	(401)	(448)
Proforma net loss	$ (6,900)	$ (1,580)
Net loss per share
As reported	$ (0.23)	$ (0.04)
Proforma	$ (0.24)	$ (0.06)

NOTE 6 – PENSION PLANS

The Company has a qualified defined benefit plan and a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers.  These plans are more fully described in Note 15 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

Net periodic benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended
	March 28, 2004	March 30, 2003
Service cost of benefits earned	$ 3,094	$ 3,129
Interest cost on projected benefit obligation	6,716	6,844
Expected return on plan assets	(8,319)	(9,650)
Amortization of prior service costs	280	266
Curtailment loss	-	156
Amortization of net loss from prior periods	4,463	1,898
Total	$ 6,234	$ 2,643

The Company does not have a minimum funding requirement in 2004.  The Company contributed $5,000 to the qualified pension plan in the first quarter; the plan was funded by an additional $5,000 in April 2004.

NOTE 7 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

Postretirement benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended
	March 28, 2004	March 30, 2003
Service cost	$ -	$ -
Interest cost	617	922
Amortization of prior service cost	(552)	(407)
Amortization of net loss from prior periods	334	440
Total	$ 399	$ 955

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, were approximately $870 in first quarter 2004.

NOTE 8 – SEGMENT REPORTING

In fiscal 2004, the Company reclassified certain operating segments that are included in its reportable segments. The Company’s three reportable segments continue to be Document and Label Solutions, Fulfillment Services, and InSystems.

SMARTworks, previously a wholly owned subsidiary, was merged and became part of the Company’s corporate center.  Corporate center costs are generally allocated to reportable segments, except for certain components of pension expense and new product development costs that are not being allocated in 2004.  The document systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, a new operating segment, is aggregated with International and PathForward into Other.

Segment profit and loss information for 2003 has been revised from previously reported amounts to reflect the current organizational structure.  2003 asset amounts have not been revised because it is not practicable to do so.

Information about the Company’s operations by segment for the 13-week periods ended March 28, 2004 and March 30, 2003 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2004	$ 158,365	$ 59,533	$ 3,291	$ 4,865	$ 226,054
	2003	165,357	60,210	5,956	4,620	236,143
Intersegment revenues	2004	$ -	$ -	$ -	$ -	$ -
	2003	-	-	-	127	127
Operating income (loss) (a)	2004	$ 2,057	$ (2,453)	$ (2,469)	$ (1,826)	$ (4,691)
	2003	4,081	(1,094)	(1,272)	(1,124)	591
Total assets	2004	$ 270,102	$ 71,031	$ 88,306	$ 8,688	$ 438,127

(a) 2004 operating income (loss) includes the following restructuring charges
		$ 2,251	$ 239	$ -	$ -	$ 2,490

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week periods ended March 28, 2004 and March 30, 2003 is as follows:

	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003

Operating Income (Loss)	$ (4,691)	$ 591
Corporate restructuring charges	(891)	-
Corporate and other	(4,334)	(1,242)
Total other expense	(640)	(1,267)
Loss before income tax benefit	$ (10,556)	$ (1,918)

Total Assets	$ 438,127
Corporate and unallocated	179,402
Total consolidated assets	$ 617,529

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Dollars in Millions, Except Per Share Amounts)

References to “we,” “us,” “our,” “the Company,” or “Standard Register” refer to The Standard Register Company unless the context indicates otherwise.

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

Frequency, magnitude, and timing of paper and other raw material price changes

When paper mills raise prices on raw material, we generally increase prices to recover these costs.  We have historically been successful in passing on most increases over several quarters.

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

OVERVIEW

The Company

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

Business Challenges

The above industry conditions, exacerbated by some post 2001 restructuring sales productivity issues, resulted in revenue decreases in each of the past two years.  The lower revenue has, in turn, produced substantial profit declines.  The expected payoff from the significant realignment and investments made in our sales force in recent months has taken time to develop.

Our strategy of expanding our portfolio of products and services to provide for long-term growth requires that we redirect some investment away from traditional capital spending and toward people, technology, and other capabilities, most of which are expensed.  This places additional stress on our near-term profitability.

The weak stock market in 2001 and 2002, coupled with historically low interest rates, has driven our pension plan from an overfunded to an underfunded position.  Pensions produced earnings in 2002 equal to $0.04 per share, but resulted in annual expense in 2003 equivalent to $0.76 per share, the latter including a pension settlement charge of $0.57 per share triggered by an unusually high number of retirements.  Pension expense for 2004 is currently estimated at $0.51 per share with no settlement charge expected.

Paper costs have changed little in recent years; however, paper companies announced price increases that are effective in April 2004.  Although the document-pricing environment is difficult, we have increased our prices and expect to recover these higher paper costs over the next several quarters.

Our Focus

Our objective is to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to provide for increasing market demand for digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability, and control over the process are expected to be a strong differentiator.

We intend to continue to bring our customers software products and support services, such as InSystems, SMARTworks®, and ExpeData™ solutions that improve their ability to capture, manage, and move information in their business processes.  We also plan on continuing to offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.

We expect to maintain our current strong financial condition and to maintain our focus on cash flow.

CRITICAL ACCOUNTING POLICIES

In preparing these unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our annual report on Form 10-K for the year ended December 28, 2003.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, restructuring charges, impairment of long-lived assets, and business combinations.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis (MD&A) included in our annual report on Form 10-K for the year ended December 28, 2003.  We have discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an understanding of our consolidated results of operations and financial condition, supplemented with a discussion of segment results.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Unless otherwise noted, references to 2004 and 2003 refer to the thirteen-week periods ended March 28, 2004, and March 30, 2003.

	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003
Revenue	$226.1	$236.1
% Decrease	-4.3%	-10.5%
Gross Margin	83.5	88.5
% Revenue	37.0%	37.5%

SG&A and R&D Expense	79.4	76.5
Depreciation & Amortization	10.6	12.6
Restructuring	3.4	-
Loss From Operations	(9.9)	(0.6)

Interest Expense	(0.7)	(1.7)
Investment and Other Income	0.1	0.4
Pretax Loss	(10.5)	(1.9)
Net Loss	$ (6.5)	$ (1.1)
Basic and Diluted Loss per Share	(0.23)	(0.04)

Summary

We reported a net loss of $6.5 million, or $0.23 per share, in 2004 compared with a net loss of $1.1 million, or $0.04 per share, in 2003.  Restructuring expense in 2004 accounted for $3.4 million in pretax expense, equivalent to $0.07 per share after tax.  Excluding restructuring expense, earnings declined $0.12 per share versus the prior year–the net effect of weaker pricing, decreased unit sales, significantly higher pension expense, lower operating costs, and lower interest expense.  Pension expense in 2004 was equivalent to approximately $0.13 per share, compared with approximately $0.05 per share in 2003.

Revenue

Consolidated revenue decreased approximately $10.0 million or 4.3%, primarily due to lower pricing and reduced volume.

Lower pricing accounted for approximately 2.5 of the 4.3 percentage point reduction in consolidated revenue.  Operating in a very competitive environment, the Document and Label Solutions segment accounted for the majority of this decrease. While we experienced growth in products such as pharmacy labels, the new business gained was at lower pricing.

Overall volume declined slightly, reducing consolidated revenue approximately 1.8%.  Decreased license revenue in the InSystems segment accounted for the majority of this decrease.  We also witnessed a decrease in conventional offset printing in our Stanfast centers, but a corresponding increase in digital print on demand.  Unit sales in the core business were comparable between years, reflecting the positive impact of recent changes in our sales organization, incentives, and focus.

Our earnings prospects for 2004 are heavily dependent on the success of our initiatives to improve the revenue trend.  The changes in sales structure, planning tools, and incentives have placed increased focus on penetrating strategic accounts and vertical markets where we have a strong presence and value proposition.  An example is our agreement with Broadlane, Inc., where we were one of five vendors selected to meet their hospitals’ document management needs, estimated at $100 million annually.  We have thus far secured contracts valued at $26.0 million annually from member hospitals and have begun to realize revenue in 2004 as their existing inventories are depleted.

We were encouraged by revenue trends in the first quarter of 2004.  Typically we see a decline in first quarter revenue from the previous fourth quarter; however, revenue for the first quarter of 2004 was slightly higher than in the fourth quarter of 2003.  Although modest, this was the third consecutive quarter of revenue growth.  Key indicators of future revenue are also positive, including solid gains in both our production backlogs and our unbilled custom finished inventories awaiting future shipment to customers.  In addition, new contract activity has increased significantly versus prior quarters.

Gross Margin

Gross margin decreased slightly to 37.0% in 2004 compared with 37.5% in 2003. Lower volume, pricing, and an unfavorable product mix were the primary factors, partially offset by a favorable $2.8 million one-time supplier rebate and cost savings from the recent restructurings.

SG&A and R&D

Selling, general, and administrative (SG&A) and Research and Development (R&D) expense increased $2.9 million compared with the first quarter 2003.  Pension expense increased $3.8 million and expenditures associated with the new ExpeData ™ digital pen and paper technology solutions initiative were $1.3 million.  Excluding these items, expense was down $2.0 million, primarily as a result of restructuring actions.  Pension benefits are measured using actuarial valuations that are discussed more fully in the MD&A of our annual report on Form 10-K for the year ended December 28, 2003.  We expect 2004 pension expense to increase by approximately $15.0 million over the 2003 amount, before the 2003 settlement charge of $25.2 million.  Assumptions and factors that are significantly impacting expense in 2004 include:

º

A reduction of the expected long-term rate of return from 9.0% for 2003 to 8.75% for 2004 is expected to increase annual pension expense by approximately $6.0 million.

º

Amortization of net losses from prior periods is expected to increase annual pension expense by approximately $10.0 million.  The decline in U.S. equity markets in recent years resulted in negative returns on our pension funds in 2001 and 2002; however, actual return on plan assets was approximately 22% in 2003.  Differences between actual and expected return on assets are recognized in the pension cost calculation over five years.

Net periodic pension benefit cost includes the following components:

	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003
Service cost of benefits earned	$ 3.1	$ 3.1
Interest cost on projected benefit obligation	6.7	6.8
Expected return on plan assets	(8.3)	(9.6)
Amortization of prior service costs	0.3	0.3
Curtailment loss	-	0.1
Amortization of net loss from prior periods	4.4	1.9
Total	$ 6.2	$ 2.6
Income Statement Classification
Cost of sales	$ 1.3	$ 1.5
SG&A and R&D Expense	4.9	1.1
Total	$ 6.2	$ 2.6

Interest Expense

Interest expense was $1.0 million lower in first quarter 2004 as a result of lower debt balances and lower interest rates.  An interest rate swap that fixed our borrowing rate at an all-in rate of 6.65% for 2002, expired in January 2003, allowing us to take advantage of much lower floating rate debt.

Restructuring

In January 2001, we announced a restructuring and renewal plan (Renewal Plan), designed to establish a solid platform for long-term earnings growth and recover our market value.  The Renewal Plan was comprised of four components: restructuring, reorganization, performance improvement, and investments for future growth.  In 2001, we completed a major restructuring plan and in the last two fiscal years we have executed additional restructuring actions as part of a multi-year program aimed at realigning our resources to improve utilization and profitability.

For a detailed discussion of these restructurings, see the MD&A included in our annual report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Charges		Total
	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring	$ 0.2	$ 2.3	$ 2.5
2003 restructuring	0.3	-	0.3
2001 restructuring	0.6	-	0.6
Total restructuring expense	$ 1.1	$ 2.3	$ 3.4

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs will be expensed as incurred through 2006.  All costs are included in restructuring charges in the accompanying Consolidated Statements of Income.

2004 Restructuring

As part of a drive to reduce costs and accelerate growth, the Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its Client Services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  As a result, the Company eliminated a number of positions, particularly in the Document and Label Solutions segment.  In a continuing effort to reduce costs, we also plan to outsource part of our information technology operations in the second quarter of 2004, including hardware management, help desk support, and telecommunications.  We expect to recover the cash portion of these restructuring actions from savings realized over the next two quarters.

Pre-tax components of the 2004 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2004	to-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 3.9	$ 2.3	$ 2.3
Contract lease termination costs	0.1	0.1	0.1
Other exit costs	0.1	0.1	0.1
	$ 4.1	$ 2.5	$ 2.5
BY SEGMENT:
Document and Label Solutions	$ 2.9	$ 2.2	$ 2.2
Fulfillment Services	0.2	0.2	0.2
Other	1.0	0.1	0.1
Total	$ 4.1	$ 2.5	$ 2.5

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2004	2004
Severance and employer related costs	$ 2.2	$ (0.6)	$ 1.6
Contract termination costs	0.1	-	0.1
Total	$ 2.3	$ (0.6)	$ 1.7

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

Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  In addition, we planned for the relocation of SMARTworks personnel and support operations, which occurred in the first quarter of 2004.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2004	to-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 11.1	$ -	$ 11.1
Contract termination costs:
Lease obligations	3.1	0.1	2.2
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.4	-	0.4
Associated costs:			-
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	1.8	0.2	2.0
	$ 19.6	$ 0.3	$ 18.9
BY SEGMENT:
Document and Label Solutions	$ 11.5	$ -	$ 11.1
Fulfillment Services	5.0	0.1	4.5
InSystems	2.3	-	2.3
Other	0.8	0.2	1.0
Total	$ 19.6	$ 0.3	$ 18.9

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	2004
Severance and employer related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (0.9)	$ 0.4
Contract termination costs	2.3	(0.8)	-	1.5	(0.2)	1.3
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (1.1)	$ 1.7

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3.3 million of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $0.6 million was expensed in the first quarter of 2004.

SEGMENT REPORTING

In fiscal 2004, we reclassified certain operating segments that are included in our reportable segments. Our three reportable segments continue to be Document and Label Solutions, Fulfillment Services, and InSystems.

SMARTworks, previously a wholly owned subsidiary, was merged and became part of our corporate center.  Corporate center costs are allocated to reportable segments except for certain components of pension expense and new product development costs that are not being allocated in 2004.  The document systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, a new operating segment, is aggregated with International and PathForward into Other.  Segment profit and loss information for 2003 has been revised from previously reported amounts to reflect the current organizational structure.

The segment discussions that follow include quarterly operating results, excluding LIFO inventory adjustments, interest income, and interest expense not allocated to the business segments.

Document and Label Solutions

This segment provides custom printed documents, storage and distribution services, pressure sensitive labels, hardware, document management software, maintenance and supplies. It primarily serves companies in the healthcare, financial, manufacturing, and distribution markets.  This segment’s document systems group also focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets.

DOCUMENT AND LABEL SOLUTIONS
	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003
Revenue	$ 158.4	$ 165.4
% Change	-4.2%	-13.4%
Income from Operations*	$ 2.1	$ 4.1
% Revenue	2.1%	2.5%
Income from Operations, excluding
restructuring charges	$ 4.3	$ 4.1
% Revenue	3.5%	2.5%

* First quarter 2004 operating income includes $2.2 million of restructuring charges.

As previously discussed, pricing pressure in the marketplace was the primary factor impacting the revenue decline in this segment.  Technology inroads continue to reduce demand for some of our traditional products.  However, we experienced growth in products such as pharmacy labels and are beginning to recognize revenue from the new contracts won under the Broadlane agreement, although the new business gained is at lower pricing.  We continue to believe there are many opportunities for growth in this segment and have undertaken initiatives, including recent changes in our sales organization and incentives.  These initiatives are showing signs of increased volume from new business as well as existing accounts.

This segment is succeeding in obtaining new contracts and customers; however, some of this new business is at lower gross margins, which is having an impact on operating income. Excluding $2.2 million of restructuring charges in 2004, operating income increased slightly over 2003.  A favorable one-time supplier rebate of $2.8 million along with lower selling costs, helped to offset the impact of lower revenue.

The revenue trends discussed earlier are prevalent in this segment.  Typically we see a decline in first quarter revenue from the previous fourth quarter; however, revenue for the first quarter of 2004 was slightly higher than fourth quarter of 2003.  This was the third consecutive quarter of modest revenue growth.  Key indicators of future revenue are also positive, including solid gains in both our production backlogs and our unbilled custom finished inventories awaiting future shipment to customers.

Fulfillment Services

This segment helps our customers communicate effectively with their customers by helping them provide customized information and marketing materials.  Examples are monthly billing statements, customized marketing brochures and information kits, and one-to-one marketing communications.  This segment also offers short-run, quick print production (print-on demand) services.  We focus on outsourcing services that primarily serve large-and middle-market companies in the financial services, healthcare, and membership industries.

FULFILLMENT SERVICES	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003
Revenue	$ 59.5	$ 60.2
% Change	-1.1%	-8.8%

Loss from Operations*	$ (2.5)	$ (1.1)
% Revenue	-3.3%	-1.8%

Loss from Operations, excluding
restructuring charges	$ (2.3)	$ (1.1)
% Revenue	-2.9%	-1.8%

* First Quarter 2004 operating income includes $0.2 million of restructuring charges.

Revenue in 2004 decreased slightly compared with 2003.  Growth in digital print on demand (POD) business was offset by lower volume of document outsourcing and traditional short-run offset.  A heavy programming backlog impeded the document outsourcing revenue in the first quarter of 2004.  This segment’s focus remains on growing document outsourcing and digital print on demand revenue.

The decline in operating income is primarily a function of the lower-margin POD revenue together with higher material costs, increased overtime, and temporary labor from consolidating four operations in the second half of 2003.

InSystems

Our InSystems segment offers solutions that enable companies to improve processes, and organize, manage, and distribute information in both paper and digital format.  They focus on software solutions for the automation of document-intensive business processes in the financial services industry, particularly insurance.

INSYSTEMS	Thirteen Weeks Ended
	March 28,	March 30,
	2004	2003
Revenue	$ 3.3	$ 6.0
% Change	-44.7%
Loss from Operations	$ (2.5)	$ (1.3)
% Revenue	-75.0%	-21.4%

The revenue decrease in 2004 is primarily due to reduced license revenue.  In the areas of the insurance industry in which we operate, we are still experiencing a slowdown in software spending as customers delay software purchases.  During 2003, one of InSystems’ larger customers was acquired by another company.  As a result of this acquisition, revenue from this customer will be phased out during 2004.  The effect on first quarter 2004 was a reduction of revenue of approximately $0.6 million.

The lower license revenue, which is at much higher margins than service revenue, had a significant impact on operating income.  The business is now focused on its proven core products where there are solid market opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on the cash flow for 2004, the net investment and capital structure at quarter-end, and our significant contractual obligations.

Major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	March 28,	March 30,
	2004	2003

Net Loss plus non-cash adjustments [1]	$ 10.1	$ 14.6
Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	(5.8)	15.8
Inventories	(1.9)	6.0
Prepaid income taxes	0.7	(0.2)
Restructuring spending	(2.9)	(1.3)
Accounts payable and accrued expenses	(0.2)	(7.9)
Pension and postretirement obligations	(5.4)	(10.5)
All other	(3.2)	(0.9)
Net cash (used in) provided by operating activities	(8.6)	15.6

Capital expenditures	(5.3)	(4.2)
Proceeds from sale of plant and equipment	0.9	1.8
Additions to investments	-	(0.3)
Net cash used for investing activities	(4.4)	(2.7)

Debt payments	-	(27.5)
Dividends paid	(6.6)	(6.5)
Purchase of treasury stock	-	-
Proceeds from issuance of common stock	0.7	0.6
Net cash used for financing activities	(5.9)	(33.4)
Effect of exchange rates on cash	-	0.5
Net cash flow	$ (18.9)	$ (20.0)

1 Non-cash adjustments included above include depreciation, amortization, asset impairments, restructuring, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net loss to net cash (used in) provided by operating activities.”

First quarter’s capital spending and dividend payments, $5.3 million and $6.6 million, respectively, were consistent with the rate of spending for the previous several quarters.  The $18.9 million decline in our cash balance was primarily attributable to $10.1 million in higher working capital balances (accounts receivable, inventories, prepaid income taxes, and accounts payable and accrued expenses).  Also impacting the cash outflow in 2004 was $2.9 million of restructuring spending and $5.0 million in pension funding.

Cash Flow from Operating Activities

Accounts receivable increased from year-end as a result of slightly higher revenue and the timing of invoices.  The inventory increase reflected a build in the level of custom documents produced and awaiting future shipment to customers.  Restructuring spending was primarily for severance and other benefits paid to terminated associates and lease payments on previously vacated facilities.  This spending will continue through 2006, as severance and related employer costs, lease payments and other associated costs related to restructurings are incurred.  We contributed $5.0 million to the qualified pension plan in the first quarter; the plan was funded by an additional $5.0 million in April 2004.

Cash Flows From Investing Activities

Our investing activities included capital expenditures totaling $5.3 million in 2004, primarily for machinery and equipment.  We expect to spend $20-$25 million on capital projects in 2004, including improvements to our internal systems infrastructure and current year investments in our print-on-demand strategy.  We do not expect to receive any significant cash proceeds from asset dispositions in the near future.

Cash Flows From Financing Activities

The balance of long-term debt was unchanged from year-end 2003.  We paid $6.6 million of dividends to shareholders in 2004.  The Company has paid a $.23 quarterly dividend in each quarter of the last four years.

Net Investment and Capital Structure

NET INVESTMENT	March 28,	December 28,
	2004	2003
Accounts and Notes Receivable	$ 131.7	$ 125.9
Inventories	51.6	49.8
Prepaid Expense	13.5	11.3
Prepaid Income Taxes	1.6	2.2
Deferred Income Taxes	19.4	19.3
Accounts Payable & Accruals	(90.4)	(97.0)
Accrued Restructuring	(3.3)	(2.8)
Net Current Assets Excl Cash and Debt	124.1	108.7
Turnover *	7.3x	8.3x

Capital Assets @ NBV	160.4	165.5
YTD Capital Expenditures	(5.3)	(18.3)
YTD Depreciation	9.4	41.0

Goodwill, Software & Intangibles	68.3	68.6
Retiree Healthcare Liability	(49.3)	(49.8)
Pension Liability	(90.4)	(89.6)
Long-term Deferred Tax Asset	76.7	72.7
Other Long-term Net Assets	20.5	20.5
Total	$ 310.3	$ 296.6

CAPITAL STRUCTURE
Total Debt	$ 125.0	$ 125.0
Less Cash and Cash Equivalents	58.0	77.0
Net Debt	67.0	48.0

Equity	243.3	248.6
Total	$ 310.3	$ 296.6
Net Debt: Total Capital	21.6%	16.2%

* The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

The turnover of net current assets was 7.3x at March 28, 2004 compared to 8.3x at December 28, 2003.  This decrease in turnover reflects the increase in accounts receivable and inventories, previously discussed.

The net book value (NBV) of capital assets decreased $5.1 million as expenditures continued to lag behind depreciation.  The balance is expected to decrease further in the remainder of 2004 as an estimated $39 million in depreciation will once again exceed capital spending, currently estimated at $20 to $25 million.

Total debt at March 28, 2004 was $125.0 million.  The lower cash balance at quarter-end contributed to an increase in the net debt to total capital ratio to 21.6%, compared to 16.2% at year-end 2003.  This ratio reflects a continuing strong financial condition.

At March 28, 2004, we had a $150 million unsecured revolving credit facility agreement with ten banks. The agreement provides for a four-year commitment of up to $150 million, maturing May 2005.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon our net debt to total capital ratio.  The credit facility also contains financial covenants that require us to maintain, among other things, a minimum coverage of interest expense.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2003 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $8.0 million primarily for severance and lease obligations and are expected to be paid over several years, including approximately $4.0 million during the remainder of 2004.  The remaining cash requirements for lease obligations are net of expected sublease rental income.  If we are unable to sublease the facilities, our cash requirements under the restructuring plans could increase.  We do not have a minimum funding requirement in 2004, although we made voluntary contributions to our defined benefit pension plan of $5.0 million in first quarter 2004 and $5.0 million in the second quarter of 2004.  Our expected cash requirements for our postretirement healthcare benefit plan are approximately $4.0 million for 2004.

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

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 28, 2004

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowings under a revolving credit facility and the Company’s short-term investments, as outlined in the 2003 Form 10K. The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 28, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.  Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

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

Included

32

  Certifications pursuant to 18 U.S.C Section 1350, as adopted

 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

99.1

  Review report of Independent Auditor

Included

b)

Reports on Form 8K

Reports on Form 8K related to the Company’s press releases announcing the results of operations for the year ended December 28, 2003 and the quarter ended March 28, 2004 were filed by the Company on February 17, 2004 and April 27,2004, respectively.

#

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 28, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2004

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

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date:  May 3, 2004

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

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date:  May 3, 2004

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending March 28, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 3, 2004

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer