Form 10-Q
period 2004-06-27
STANDARD REGISTER CO
filed 2004-07-30
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 27, 2004
Common stock, $1.00 par value	23,847,205 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 27, 2004

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended June 27, 2004 and June 29, 2003 and for the 26 Weeks Ended June 27, 2004 and June 29, 2003	3

b)	Consolidated Balance Sheet
	as of June 27, 2004 and December 28, 2003	4

c)	Consolidated Statement of Cash Flows
	for the 26 Weeks Ended June 27, 2004 and June 29, 2003	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		33

Item 4. Controls and Procedures		33

Part II – Other Information

Item 1. Legal Proceedings		34

Item 2. Changes in Securities and Use of Proceeds		34

Item 3. Defaults upon Senior Securities		34

Item 4. Submission of Matters to a Vote of Security Holders		34

Item 5. Other Information		34

Item 6. Exhibits and Reports on Form 8-K		35

Signatures		36

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 27	June 29	June 27	June 29
	2004	2003	2004	2003
REVENUE
Products	$ 190,964	$ 193,164	$ 380,132	$ 386,252
Services	35,522	39,786	72,408	82,841
Total revenue	226,486	232,950	452,540	469,093

COST OF SALES
Products	121,185	117,785	238,028	234,432
Services	23,684	26,057	49,352	57,052
Total cost of sales	144,869	143,842	287,380	291,484

GROSS MARGIN	81,617	89,108	165,160	177,609

OPERATING EXPENSES
Research and development	3,747	4,749	7,352	9,783
Selling, general and administrative	69,085	69,440	144,922	140,965
Depreciation and amortization	10,729	12,293	21,365	24,886
Asset impairments	789	9,545	789	9,545
Restructuring charges	2,195	12,972	5,576	12,972
Total operating expenses	86,545	108,999	180,004	198,151

LOSS FROM OPERATIONS	(4,928)	(19,891)	(14,844)	(20,542)

OTHER INCOME (EXPENSE)
Interest expense	(642)	(971)	(1,332)	(2,634)
Investment income and other	79	381	129	777
Total other expense	(563)	(590)	(1,203)	(1,857)

LOSS BEFORE INCOME TAXES	(5,491)	(20,481)	(16,047)	(22,399)

INCOME TAX BENEFIT	(2,870)	(8,485)	(6,927)	(9,271)

NET LOSS	$ (2,621)	$ (11,996)	$ (9,120)	$ (13,128)

LOSS PER SHARE	$ (0.09)	$ (0.42)	$ (0.32)	$ (0.46)

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46

NET LOSS	$ (2,621)	$ (11,996)	$ (9,120)	$ (13,128)
Deferred cost on interest rate swap, net of $815
deferred income tax expense	-	-	-	1,210
Unrealized gain on available-for-sale securities	-	-	-	660
Deferred cost on forward contract net of $146 deferred
tax expense for 26-weeks ended June 29, 2003	377	(37)	239	179
Foreign currency translation adjustment	(146)	540	(146)	1,040

COMPREHENSIVE (LOSS) INCOME	$ (2,390)	$ (11,493)	$ (9,027)	$ (10,039)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 27,	December 28,
A S S E T S	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$ 25,561	$ 76,959
Accounts and notes receivable, less allowance for doubtful
accounts of $3,363 and $3,740, respectively	129,736	125,943
Inventories	52,153	49,757
Prepaid income taxes	1,696	2,251
Deferred income taxes	19,416	19,297
Prepaid expense	13,477	11,254
Total current assets	242,039	285,461

PLANT AND EQUIPMENT
Buildings and improvements	69,575	68,891
Machinery and equipment	223,436	224,294
Office equipment	167,204	167,524
Total	460,215	460,709
Less accumulated depreciation	315,827	304,075
Depreciated cost	144,388	156,634
Plant and equipment under construction	6,501	3,556
Land	3,233	3,233
Net assets held for sale	-	2,115
Total plant and equipment	154,122	165,538

OTHER ASSETS
Goodwill	53,616	53,616
Intangible assets, net	14,722	15,007
Deferred tax asset	78,665	72,654
Software development costs, net	11,875	12,197
Restricted cash	2,194	1,971
Other	22,927	22,513
Total other assets	183,999	177,958

Total assets	$ 580,160	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 27,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003

CURRENT LIABILITIES
Current portion of long-term debt	$ 100,000	$ 12
Accounts payable	27,641	32,089
Accrued compensation	26,639	23,928
Deferred revenue	11,216	10,979
Accrued restructuring	3,293	2,828
Other current liabilities	20,818	29,987
Total current liabilities	189,607	99,823

LONG-TERM LIABILITIES
Long-term debt	-	125,000
Pension benefit obligation	90,247	89,608
Retiree health care obligation	48,755	49,769
Deferred compensation	15,459	15,526
Other long-term liabilities	890	643
Total long-term liabilities	155,351	280,546

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2004 -25,770,967; 2003 - 25,667,217	25,771	25,667
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	58,097	56,687
Accumulated other comprehensive losses	(121,406)	(121,499)
Retained earnings	322,467	338,164
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(5,101)	(5,805)
Total shareholders' equity	235,202	248,588

Total liabilities and shareholders' equity	$ 580,160	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	26 Weeks Ended	26 Weeks Ended
	June 27	June 29
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,120)	$ (13,128)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization	21,365	24,886
Asset impairments	789	9,545
Restructuring charges	5,576	12,972
Pension and postretirement benefit expense	10,450	4,976
Amortization of unearned compensation - restricted stock	1,348	1,072
Loss on sale of assets	250	843
Deferred income taxes	(6,131)	(937)
Other	265	98
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,793)	20,964
Inventories	(2,396)	9,721
Prepaid income taxes	555	4,975
Other assets	(3,170)	(3,386)
Restructuring spending	(5,100)	(6,420)
Accounts payable and accrued expenses	(4,368)	(16,030)
Pension and postretirement obligations	(10,825)	(10,590)
Deferred income	237	260
Other liabilities	181	776
Net cash (used in) provided by operating activities	(3,887)	40,597
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(10,080)	(9,652)
Proceeds from sale of plant and equipment	1,630	3,427
Acquisitions	(1,503)	-
Additions to other investments	(121)	(293)
Net cash used in investing activities	(10,074)	(6,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(25,012)	(32,531)
Proceeds from issuance of common stock	784	1,040
Dividends paid	(13,124)	(13,059)
Net cash used in financing activities	(37,352)	(44,550)
Effect of exchange rate changes on cash	(85)	665
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,398)	(9,806)
Cash and cash equivalents at beginning of period	76,959	122,579
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 25,561	$ 112,773
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

NOTE 2 – RESTRUCTURING AND IMPAIRMENT CHARGES

In January 2001, the Company announced a restructuring and renewal plan (Renewal Plan), designed to establish a solid platform for long-term earnings growth and recover its market value.  The Renewal Plan was comprised of four components: restructuring, reorganization, performance improvement, and investments for future growth.  In 2001, the Company completed major restructuring actions and in the last two fiscal years has executed additional restructuring actions as part of a multi-year program aimed at realigning our resources to improve utilization and profitability.  These restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring actions	$ 296	$ 3,654	$ 3,950
2003 restructuring actions	439	-	439
2001 restructuring actions	1,187	-	1,187
Total restructuring expense	$ 1,922	$ 3,654	$ 5,576

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

2004 Restructuring

In 2004, the Company initiated several restructuring actions. As part of a drive to reduce costs and accelerate growth, in the first quarter the Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its Client Services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  As a result, the Company eliminated a number of positions, particularly in the Document and Label Solutions segment.

The Company finalized an agreement in the second quarter of 2004 to outsource part of its information technology operations, including hardware management, help desk support, and telecommunications. The agreement requires the Company to pay severance to associates that are terminated within a certain time period.  Additional workforce reductions also occurred, particularly in the client care function.

Subsequent to the end of the second quarter, the Company eliminated four executive officer positions and the Company reduced the workforce and leased office space at its InSystems facility.  The estimated costs of these actions are included in the table below.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 6,300	$ 1,430	$ 3,762
Contract lease termination costs	1,850	(7)	128
Other exit costs	50	15	60
	$ 8,200	$ 1,438	$ 3,950

BY SEGMENT:
Document and Label Solutions	$ 2,900	$ 409	$ 2,630
Fulfillment Services	200	70	235
InSystems	2,800	-	-
Other	2,300	959	1,085
Total	$ 8,200	$ 1,438	$ 3,950

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2004	2004
Severance and employer related costs	$ 3,517	$ (1,696)	$ 1,821
Contract termination costs	137	(18)	119
Total	$ 3,654	$ (1,714)	$ 1,940

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  In an additional cost savings move, the Company approved the relocation of SMARTworks personnel and support operations, which occurred in the first quarter of 2004.

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q2 2004	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 11,054	$ -	$ 11,054
Contract termination costs:
Lease obligations	3,100	125	3,225
Contractual lease obligations for taxes,
utilities, and maintenance costs	398	-	398

Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,904	4	2,908
Other exit costs	1,792	42	1,834
	$ 19,580	$ 171	$ 19,751
BY SEGMENT:
Document and Label Solutions	$ 11,505	$ 34	$ 11,539
Fulfillment Services	4,967	57	5,024
InSystems	2,324	-	2,324
Other	784	80	864
Total	$ 19,580	$ 171	$ 19,751

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	2004
Severance and employer related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,128)	$ 200
Contract termination costs	2,330	(830)	-	1,500	(347)	1,153
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (1,475)	$ 1,353

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3,275 of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $1,187 was expensed in the first half of 2004.

2004 Impairment

Due to excess capacity, the Company’s InSystems segment decided to sell one of its buildings.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $544.  In addition, the remaining assets held for sale at December 28, 2003 were sold in 2004, resulting in an impairment charge of $245 for the Fulfillment Services segment.

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2,919 of assets, primarily machinery & equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2,211 related to the Document and Label Solutions segment and $708 related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids, resulting in a net impairment charge of $5,684.  Of this amount, $4,300 related to the Document and Label Solutions segment and $1,384 related to the Fulfillment Services segment.  The Company discontinued depreciation on these assets in June 2003.  At June 27, 2004 all of the assets had been sold or otherwise disposed of.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2,020 related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset. The effect on annual depreciation expense was not material.

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  In the second quarter of 2003, the Company sold buildings resulting in a total gain of $1,078 that was included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

NOTE 3 – INVENTORIES

The components of inventories are as follows:

	June 27,	December 28,
	2004	2003
Finished products	$ 42,036	$ 38,975
Jobs in process	5,225	5,506
Materials and supplies	4,892	5,276
Total	$ 52,153	$ 49,757

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

During the second quarter of 2004, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

NOTE 5 – ACQUISITIONS

On March 30, 2004, the Company purchased the assets of PenForms, LLC for $1,503 in cash.  The assets acquired include certain intellectual property primarily related to digital pen and paper software solutions, licenses and contracts held by PenForms, and computers and other office equipment.  Of the purchased assets, $735 was assigned to intellectual property and $750 to capitalized software development costs, both of which were assigned a three-year useful life.

NOTE 6 – EARNINGS PER SHARE

The weighted-average number of shares outstanding for calculation of earnings per share (EPS) was 28,558,131 and 28,264,399 for the 13-week periods ended June 27, 2004 and June 29, 2003 and 28,520,582 and 28,233,273 for the 26-week periods ended June 27, 2004 and June 29, 2003, respectively.  The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period. Due to the net loss incurred in the first and second quarters of 2004 and 2003, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Net loss as reported	$ (2,621)	$ (11,996)	$ (9,120)	$ (13,128)
Less total compensation expense
determined under the fair-value
based method for all awards, net	(424)	(398)	(825)	(846)
Proforma net loss	$ (3,045)	$ (12,394)	$ (9,945)	$ (13,974)
Net loss per share
As reported	$ (0.09)	$ (0.42)	$ (0.32)	$ (0.46)
Proforma	$ (0.11)	$ (0.44)	$ (0.35)	$ (0.49)

NOTE 8 – PENSION PLANS

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost of benefits earned	$ 2,601	$ 3,129	$ 5,695	$ 6,258
Interest cost on projected benefit obligation	6,674	6,845	13,390	13,689
Expected return on plan assets	(8,581)	(9,650)	(16,900)	(19,300)
Amortization of prior service costs	280	266	560	532
Curtailment loss	-	155	-	311
Amortization of net loss from prior periods	4,257	1,898	8,720	3,796
Total	$ 5,231	$ 2,643	$ 11,465	$ 5,286

The Company does not have a minimum funding requirement in 2004.  The Company contributed $10,000 to the qualified pension plan in the first half of 2004 and $10,000 in the first half of 2003.

NOTE 9 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2003.

Postretirement benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$ 617	$ 921	$ 1,234	$ 1,843
Interest cost	-	-	-	-
Amortization of prior service cost	(551)	(407)	(1,103)	(814)
Amortization of net loss from prior periods	333	441	667	881
Total	$ 399	$ 955	$ 798	$ 1,910

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, were approximately $ 930 and $1,800 for the 13-week and 26-week periods ended June 27, 2004.

NOTE 10 – SEGMENT REPORTING

In fiscal 2004, the Company reclassified certain operating segments included in its reportable segments to reflect the revised organizational structure of the Company. The Company’s three reportable segments continue to be Document and Label Solutions, Fulfillment Services, and InSystems.

SMARTworks, previously a wholly owned subsidiary, was merged and became part of the Company’s corporate center.  In 2004, we changed our method of allocating certain expenses.  Corporate center costs are generally allocated to reportable segments, except for certain components of pension expense and new product development costs that are not being allocated in 2004.  The document systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, a new operating segment, is aggregated with International and PathForward into Other.

Segment profit and loss information for 2003 has been revised from previously reported amounts to reflect the current organizational structure.  2003 asset amounts have not been revised because it is not practicable to do so. Information about the Company’s operations by segment for the 13-week periods ended June 27, 2004 and June 29, 2003 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2004	$ 158,333	$ 59,836	$ 2,927	$ 5,390	$ 226,486
	2003	164,287	59,564	4,241	4,858	232,950
Intersegment revenues	2004	$ -	$ -	$ -	$ -	$ -
	2003	-	-	-	331	331
Operating income (loss) (a)	2004	$ 4,668	$ 163	$ (3,225)	$ (1,332)	$ 274
(b)	2003	(10,632)	(6,340)	(2,295)	(701)	(19,968)

(a) 2004 operating income (loss) includes the following charges:
Restructuring charges		$ 443	$ 127	$ -	$ 1,039	$ 1,609
Asset impairment charges		-	245	544	-	789

(b) 2003 operating loss includes the following charges:
Restructuring charges		$ 9,090	$ 3,401	$ -	$ 53	$ 12,544
Asset impairment charges		8,531	2,092	-	-	10,623

Information about the Company’s operations by segment for the 26-week periods ended June 27, 2004 and June 29, 2003 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2004	$ 316,698	$ 119,369	$ 6,218	$ 10,255	$ 452,540
	2003	329,644	119,774	10,197	9,478	469,093
Intersegment revenues	2004	$ -	$ -	$ -	$ -	$ -
	2003	-	-	-	458	458
Operating income (loss) (a)	2004	$ 6,725	$ (2,290)	$ (5,694)	$ (3,158)	$ (4,417)
(b)	2003	(6,551)	(7,434)	(3,567)	(1,825)	(19,377)
Total assets	2004	$ 274,061	$ 70,811	$ 85,486	$ 8,988	$ 439,346

(a) 2004 operating income (loss) includes the following charges:
Restructuring charges		$ 2,694	$ 366	$ -	$ 1,039	$ 4,099
Asset impairment charges		-	245	544	-	789

(b) 2003 operating loss includes the following charges:
Restructuring charges		$ 9,090	$ 3,401	$ -	$ 53	$ 12,544
Asset impairment charges		8,531	2,092	-	-	10,623

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13- and 26-week periods ended June 27, 2004 and June 29, 2003 is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Operating Income (Loss)	$ 274	$ (19,968)	$ (4,417)	$ (19,377)
Corporate restructuring charges	(586)	(651)	(1,477)	(651)
Corporate and other	(4,616)	12	(8,950)	(1,230)
LIFO adjustment	-	716	-	716
Total other expense	(563)	(590)	(1,203)	(1,857)
Loss before income tax benefit	$ (5,491)	$ (20,481)	$ (16,047)	$ (22,399)

Total Assets			$ 439,346
Corporate and unallocated			140,814
Total consolidated assets			$ 580,160

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

Frequency, magnitude, and timing of paper and other raw material price changes

When paper mills raise prices on raw material, we generally increase prices to recover these costs.  While we have historically been successful in passing on most increases over several quarters, there is no guarantee that we will be successful.

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

Business Challenges

The above industry conditions, exacerbated by some post 2001 restructuring sales productivity issues, resulted in revenue decreases in each of the past two years.  The lower revenue has, in turn, produced substantial profit declines.  The expected payoff from the significant realignment and investments made in our sales force has taken time to develop.

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

Paper costs have changed little in recent years; however, paper companies announced price increases that were effective in April 2004.  A second increase has been announced effective July 15, 2004. Although the document-pricing environment is difficult, we have increased our prices. We expect to recover these higher paper costs over the next several quarters; however, there is no guarantee that we will be successful.

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

We intend to continue to bring our customers software products and support services, such as InSystems, SMARTworks®, and ExpeData™ solutions that improve their ability to capture, manage, and move information in their business processes.  We also offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.

We expect to maintain our current strong financial condition and to maintain our focus on cash flow.

Our Outlook

We are encouraged by our steady progress in retaining and growing our healthcare base while focusing on achieving greater gains in our traditional core products.  We will continue to support our SMARTworks® e-procurement platform, and to invest in our long-term growth opportunities in Print on Demand and our Expedata™ Digital Pen and Paper offering.  In the very near term, however, our focus must be on addressing the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  Accordingly, we expect to improve our cost and expense ratios over the next several quarters by approximately five percentage points in relation to revenue.   As a result, we will have additional restructuring charges in 2004.

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

Goodwill and Intangible Assets - Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

In 2003, we consolidated PlanetPrint and other Fulfillment Services’ centers into a supercenter located in Dallas, Texas.  During the second quarter of 2004, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows related to the PlanetPrint assets, we used internal forecasts that were based upon actual results, assuming flat to declining revenue, minimal cost improvement, and substantial gross margin improvement due to a higher mix of more profitable products.

At the time of the impairment tests, the carrying value of net assets for PlanetPrint was $8.3 million.  If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

During the third quarter of 2003, we performed the annual test for goodwill impairment related to the InSystems acquisition.  As described more fully in our annual report on Form 10-K for the year ended December 28, 2003, as a result of changes to the strategic direction of InSystems, we performed additional impairment tests in the fourth quarter of 2003.  No impairment charges were recorded as a result of these impairment tests. While the annual test for 2004 is not required until the fourth quarter, it may be necessary to perform an impairment test in the third quarter of 2004 as a result of recent restructuring actions described under “Restructuring and Impairment.”

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

This discussion presents information that excludes restructuring and impairment expense, amortization of prior years’ pension losses, and tax adjustments.  These financial measures are considered non-GAAP.  Generally a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of the above items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2004 and 2003 refer to the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue	$226.5	$233.0	$452.5	$469.1
% Decrease	-2.8%	-8.2%	-3.5%	-9.4%
Gross Margin	81.6	89.1	165.2	177.6
% Revenue	36.0%	38.3%	36.5%	37.9%
SG&A and R&D Expense	72.8	74.2	152.3	150.7
Depreciation & Amortization	10.7	12.3	21.4	24.9
Asset Impairment	0.8	9.5	0.8	9.5
Restructuring	2.2	13.0	5.6	13.0
Loss From Operations	(4.1)	(19.9)	(14.1)	(20.5)
Interest Expense	(0.6)	(1.0)	(1.3)	(2.7)
Investment and Other Income	0.1	0.4	0.1	0.8
Pretax Loss	(4.6)	(20.5)	(15.3)	(22.4)
Net Loss	$ (2.6)	$ (12.0)	$ (9.1)	$ (13.1)
Basic and Diluted Loss per Share	(0.09)	(0.42)	(0.32)	(0.46)

Effects to Earnings Per Share
Restructuring & Impairment	$ (0.07)	$ (0.46)	$ (0.14)	$ (0.46)
Amortization of prior pension losses	(0.09)	(0.04)	(0.19)	(0.08)
Tax adjustment	0.03	-	0.03	-
Other	0.04	0.08	(0.02)	0.08
Total	$ (0.09)	$ (0.42)	$ (0.32)	$ (0.46)

Summary

We reported a net loss of $2.6 million, or $0.09 per share, in second quarter 2004 compared with a net loss of $12.0 million, or $0.42 per share, in second quarter 2003.  On a year-to-date basis, we reported a net loss of $9.1 million, or $0.32 per share, in 2004 compared with a net loss of $13.1 million, or $0.46 per share, in 2003.  Restructuring, asset impairment, pension loss amortization, and taxes reduced earnings in both periods.  Excluding these items, earnings for the second quarter and first half of 2004 declined $0.04 and $0.10 per share, respectively, versus the prior year.

Revenue

Consolidated revenue in the second quarter of 2004 decreased $6.5 million or 2.8% compared with the second quarter of 2003.  Lower pricing resulted in a 3% reduction in revenue that was offset by a slight increase in unit volume.

On a year-to-date basis, consolidated revenue decreased $16.6 million or 3.5% compared with 2003.   Lower pricing reduced revenue by 2.5%; lower unit volume reduced revenue by 1.0%.

Operating in the very competitive environment described in the overview, the Document and Label Solutions segment has been impacted by downward pricing pressures and accounted for most of the decreases related to pricing. While the segment experienced growth in products such as pharmacy labels, the new business gained was at lower pricing.

In comparison with the prior year, overall unit volume declined slightly on a year-to-date basis for 2004, but increased slightly for the second quarter.  Decreased license revenue in the InSystems segment accounted for the majority of the decrease in unit volume.  We also witnessed a decrease in conventional offset printing in our Stanfast centers, but a corresponding increase in digital print on demand.  Unit sales in the traditional core business are beginning to stabilize, as indicated by the relatively consistent pattern of sales over the last four quarters.

Our earnings prospects for 2004 are heavily dependent on the success of our initiatives to improve the revenue trend.  The changes in sales structure, planning tools, and incentives have placed increased focus on penetrating strategic accounts and vertical markets where we have a strong presence and value proposition.  An example is our agreement with Broadlane, Inc., where we were one of five vendors selected to meet their hospitals’ document management needs, estimated at $100.0 million annually.  We have thus far secured contracts valued at $26.0 million annually from member hospitals and have begun to realize revenue in 2004 as their existing inventories are depleted.

We were encouraged by revenue trends in the first half of 2004.  Although modest, revenue has edged higher in each of the recent three consecutive quarters.  Key indicators of future revenue are also positive.  Our production backlogs and unbilled custom finished inventories are 3.5% higher than a year ago and new account implementations are up significantly versus last year.  Industry oversupply and technology are working against our traditional core products, however, and our near term outlook is for relatively steady revenue performance, influenced by typical quarterly seasonal factors.

Gross Margin

Gross margin decreased to 36.0% and 36.5% in the second quarter and first half of 2004 compared with 38.3% and 37.9% in 2003.  Lower revenue from price discounting and a shift in product mix to lower priced products was the primary factor.  The impact of lower unit volume was offset by cost savings from the recent restructurings, other cost savings initiatives, and a favorable $2.8 million one-time supplier rebate in the first quarter of 2004. We have raised our prices in response to recent paper price increases; however, we have not yet been able to completely recover the increased costs.

SG&A and R&D

Selling, general, and administrative (SG&A) and Research and Development (R&D) expense decreased $1.4 million compared with the second quarter of 2003 and increased $1.5 million compared with the first half of 2003.    Pension expense increased $2.4 million and $5.5 million in the second quarter and first half of 2004 compared with the comparable periods of 2003. Expenditures associated with the new ExpeData ™ digital pen and paper technology solutions initiative were $1.8 million in the second quarter of 2004 and $3.1 million for the year-to-date period.  Excluding these items, second quarter and year-to-date 2004 expense was down $5.5 million and $7.0 million, respectively, primarily as a result of restructuring actions.

Pension benefits are measured using actuarial valuations that are discussed more fully in the MD&A of our annual report on Form 10-K for the year ended December 28, 2003.  We expect 2004 pension expense to increase by approximately $15.0 million over the 2003 amount, before the 2003 settlement charge of $25.2 million.  Assumptions and factors that are significantly impacting retirement expense in 2004 include:

•

A reduction of the expected long-term rate of return from 9.0% for 2003 to 8.75% for 2004 is expected to increase annual pension expense by approximately $6.0 million.

•

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

Net periodic pension benefit cost includes the following components:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Service cost of benefits earned	$ 2.6	$ 3.1	$ 5.7	$ 6.2
Interest cost on projected benefit obligation	6.7	6.8	13.4	13.6
Expected return on plan assets	(8.6)	(9.6)	(16.9)	(19.2)
Amortization of prior service costs	0.3	0.3	0.6	0.6
Curtailment loss	-	0.1	-	0.2
Amortization of net loss from prior periods	4.3	1.9	8.7	3.8
Total	$ 5.3	$ 2.6	$ 11.5	$ 5.2
Income Statement Classification
Cost of sales	$ 1.4	$ 1.5	$ 2.7	$ 3.0
SG&A and R&D Expense	3.9	1.1	8.8	2.2
Total	$ 5.3	$ 2.6	$ 11.5	$ 5.2

Interest Expense

Interest expense was $0.3 million and $1.3 million lower in the second quarter and first half of 2004 as a result of lower debt balances and lower interest rates.  We have reduced our outstanding debt balance by $70.0 million since June 2003.  An interest rate swap that fixed our borrowing rate at an all-in rate of 6.65% for 2002, expired in January 2003, allowing us to take advantage of much lower floating rate debt.

Income Taxes

The overall effective tax rate for the second quarter of 2004 was favorably affected by a $0.8 million tax adjustment.

Restructuring and Impairment

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

For a detailed discussion of these restructurings, see the MD&A included in our annual report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Charges		Total
	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring actions	$ 0.3	$ 3.7	$ 4.0
2003 restructuring actions	0.4	-	0.4
2001 restructuring actions	1.2	-	1.2
Total restructuring expense	$ 1.9	$ 3.7	$ 5.6

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

2004 Restructuring

In 2004, the Company initiated several restructuring actions. As part of a drive to reduce costs and accelerate growth, in the first quarter the Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its Client Services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  As a result, the Company eliminated a number of positions, particularly in the Document and Label Solutions segment.

The Company finalized an agreement in the second quarter of 2004 to outsource part of its information technology operations, including hardware management, help desk support, and telecommunications. The agreement requires the Company to pay severance to associates that are terminated within a certain time period.  Additional workforce reductions also occurred, particularly in the client care function.

Subsequent to the end of the second quarter, the Company eliminated four executive officer positions and reduced the workforce and leased office space at its InSystems facility.  The estimated costs of these actions are included in the table below.

Pre-tax components of the 2004 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 6.3	$ 1.4	$ 3.8
Contract lease termination costs	1.9	-	0.1
Other exit costs	-	-	-
	$ 8.2	$ 1.4	$ 3.9

BY SEGMENT:
Document and Label Solutions	$ 2.9	$ 0.4	$ 2.6
Fulfillment Services	0.2	-	0.2
InSystems	2.8	-	-
Other	2.3	1.0	1.1
Total	$ 8.2	$ 1.4	$ 3.9

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2004	2004
Severance and employer related costs	$ 3.5	$ (1.7)	$ 1.8
Contract termination costs	0.1	-	0.1
Total	$ 3.6	$ (1.7)	$ 1.9

2003 Restructuring

In the second quarter of 2003, the Company initiated several actions to improve utilization and profitability.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  In an additional cost saving move, we approved the relocation of SMARTworks personnel and support operations, which occurred in the first quarter of 2004.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2004	to-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 11.1	$ -	$ 11.1
Contract termination costs:
Lease obligations	3.1	0.1	3.2
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.4	-	0.4
Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	1.8	-	1.8
	$ 19.6	$ 0.1	$ 19.7

BY SEGMENT:
Document and Label Solutions	$ 11.5	$ -	$ 11.5
Fulfillment Services	5.0	-	5.0
InSystems	2.3	-	2.3
Other	0.8	0.1	0.9
Total	$ 19.6	$ 0.1	$ 19.7

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	2004
Severance and employer related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.1)	$ 0.2
Contract termination costs	2.3	(0.8)	-	1.5	(0.3)	1.2
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (1.4)	$ 1.4

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3.3 million of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $1.2 million was expensed in the first half of 2004.

2004 Impairment

Due to excess capacity, the Company’s InSystems segment decided to sell one of its buildings.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $0.5 million.  In addition, the remaining assets held for sale at December 28, 2003 were sold in 2004, resulting in an impairment charge of $0.2 million for the Fulfillment Services segment.

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2.9 million of assets, primarily machinery & equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2.2 million related to the Document and Label Solutions segment and $0.7 million related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids, resulting in a net impairment charge of $5.7 million.  Of this amount, $4.3 million related to the Document and Label Solutions segment and $1.4 million related to the Fulfillment Services segment.  The Company discontinued depreciation on these assets in June 2003.  At June 27, 2004 all of the assets had been sold or otherwise disposed of.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to forms-designs software that became technologically outdated.  The Company is replacing the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset. The effect on annual depreciation expense was not material.

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  In the second quarter of 2003, the Company sold buildings resulting in a total gain of $1.1 million that was included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

SEGMENT REPORTING

In fiscal 2004, we reclassified certain operating segments included in our reportable segments to reflect the revised organizational structure of our Company.  Our three reportable segments continue to be Document and Label Solutions, Fulfillment Services, and InSystems.

SMARTworks, previously a wholly owned subsidiary, was merged and became part of our corporate center.  In 2004, we changed our method of allocating certain expenses.  Corporate center costs are generally allocated to reportable segments except for certain components of pension expense and new product development costs that are not being allocated in 2004.  The document systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, a new operating segment, is aggregated with International and PathForward into Other.  Segment profit and loss information for 2003 has been revised from previously reported amounts to reflect the current organizational structure.

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

DOCUMENT AND LABEL SOLUTIONS
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue	$ 158.3	$ 164.3	$ 316.7	$ 329.6
% Change	-3.6%	-11.6%	-3.9%	-12.5%
Income (Loss) from Operations *	$ 4.7	$ (10.6)	$ 6.7	$ (6.5)
% Revenue	2.9%	-6.5%	2.1%	-2.0%
Income from Operations, excluding
restructuring charges	$ 5.1	$ 7.0	$ 9.4	$ 11.1
% Revenue	3.2%	4.3%	3.0%	3.4%
* Operating income (loss) includes the following charges
Restructuring charges	$ 0.4	$ 9.1	$ 2.7	$ 9.1
Asset impairment charges	-	8.5	-	8.5

While this segment’s revenues decreased from the prior year, the second quarter of 2004 was the third consecutive quarter of revenue growth.  As previously discussed, pricing pressure in the marketplace was the primary factor impacting revenue in this segment.  Technology inroads continue to reduce demand for some of our traditional products.  However, we experienced growth in products such as pharmacy labels and are beginning to recognize revenue from the new contracts won under the Broadlane agreement, although the new business gained is at lower pricing.  We continue to believe there are many opportunities for growth in this segment and have undertaken initiatives, including recent changes in our sales organization and incentives.  These initiatives are showing signs of increased volume from new business as well as existing accounts.

This segment is succeeding in obtaining new contracts and customers; however, some of this new business is at lower gross margins, which is having an impact on operating income. Excluding restructuring charges, operating income for the second quarter and first half of 2004 decreased slightly compared with 2003.  Cost savings from the recent restructurings, other cost savings initiatives, and a favorable $2.8 million one-time supplier rebate in the first quarter of 2004 helped to offset the impact of lower pricing.

Key indicators of future revenue are positive, including solid gains in both our production backlogs and our unbilled custom finished inventories awaiting future shipment to customers.

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

FULFILLMENT SERVICES	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue	$ 59.8	$ 59.6	$ 119.4	$ 119.8
% Change	0.5%	-5.8%	-0.3%	-7.3%

Income (Loss) from Operations*	$ 0.2	$ (6.3)	$ (2.3)	$ (7.4)
% Revenue	0.3%	-10.6%	-1.9%	-6.2%

Income (Loss) from Operations, excluding
restructuring charges	$ 0.5	$ (0.8)	$ (1.7)	$ (1.9)
% Revenue	0.9%	-1.4%	-1.4%	-1.6%

* Operating income (loss) includes the following charges
Restructuring charges	$ 0.1	$ 3.4	$ 0.4	$ 3.4
Asset impairment charges	0.2	2.1	0.2	2.1

Revenue in the second quarter and first half of 2004 was flat compared to the same periods of 2003.  Growth in digital print on demand (POD) business was offset by lower volume of document outsourcing and traditional short-run offset.  This segment’s focus remains on growing document outsourcing and digital print on demand revenue.

Operating income in 2004 has improved over 2003, due in large part to improved performance in the second quarter of 2004 by our Stanfast printing centers and our Dallas supercenter.  Recent restructuring efforts included actions to drive costs down at this facility.

InSystems

Our InSystems segment specializes in complex document and compliance automation for the insurance and financial services industries.  Our software solutions allow organizations to automate the creation, management, and multi-channel distribution of customized documents and streamline product development and regulatory filing processes.

INSYSTEMS	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Revenue	$ 2.9	$ 4.2	$ 6.2	$ 10.2
% Change	-31.0%		-39.0%
Loss from Operations	$ (3.2)	$ (2.3)	$ (5.7)	$ (3.6)
% Revenue	-100.1%	-54.1%	-91.6%	-35.0%
* Second quarter and year-to-date 2004 operating income include $0.5 million of asset impairment charges.

The revenue decrease in 2004 is primarily due to the continued decrease in license revenue.  In the areas of the insurance industry in which InSystems operates, we are still experiencing a slowdown in software spending as customers delay software purchases.  The reduction in license revenue also negatively affects current and future service revenue as well.  During 2003, one of InSystems’ larger customers was acquired by another company.  As a result of this acquisition, revenue from this customer will be phased out during 2004.  The effect on the second quarter and first half of 2004 was a reduction of revenue of approximately $0.8 million and $1.5 million, respectively. The business is now focused on its proven core products where there are solid market opportunities.

The lower license revenue, which is at much higher margins than service revenue, had a significant impact on operating income.  Also impacting second quarter and year-to-date 2004 operating income is the rapid appreciation of the Canadian dollar versus the U.S. dollar in 2003.  Results in 2003 were largely insulated from this appreciation due to our hedging activities.  Our revenues in this segment are primarily denominated in U.S. dollars and expenses are heavily denominated in Canadian dollars. The appreciation in exchange rates has resulted in an increase in our costs on a U.S. dollar basis.  Exchange rates have generally stabilized, but have not returned to more favorable levels.  In response to these circumstances, we implemented a cost reduction initiative early in the second quarter and savings are beginning to be realized.

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

Major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	June 27,	June 29,
	2004	2003
Net Loss plus non-cash adjustments [1]	$ 24.8	$ 40.6
Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	(3.8)	21.0
Inventories	(2.4)	9.7
Prepaid income taxes	0.5	5.0
Restructuring spending	(5.1)	(6.4)
Accounts payable and accrued expenses	(4.4)	(16.0)
Pension and postretirement obligations	(10.8)	(10.9)
All other	(2.7)	(2.4)
Net cash (used in) provided by operating activities	(3.9)	40.6

Capital expenditures	(10.1)	(9.6)
Proceeds from sale of plant and equipment	1.6	3.4
Acquisitions	(1.5)	-
Additions to investments	(0.1)	(0.3)
Net cash used for investing activities	(10.1)	(6.5)

Debt payments	(25.0)	(32.5)
Dividends paid	(13.1)	(13.1)
Purchase of treasury stock	-	-
Proceeds from issuance of common stock	0.8	1.0
Net cash used for financing activities	(37.3)	(44.6)
Effect of exchange rates on cash	(0.1)	0.7
Net cash flow	$ (51.4)	$ (9.8)

1 Non-cash adjustments included above include depreciation, amortization, asset impairments, restructuring, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net loss to net cash (used in) provided by operating activities.”

Cash Flow from Operating Activities

Cash used in operating activities was $3.9 million after contributing $10.0 million to our qualified pension plan.  Accounts receivable increased from year-end as a result of slightly higher revenue and higher rebates due from vendors.  The inventory increase reflected a build in the level of custom documents produced and awaiting future shipment to customers.  Restructuring spending was primarily for severance and other benefits paid to terminated associates and lease payments on previously vacated facilities.  This spending will continue through 2006, as severance and related employer costs, lease payments and other associated costs related to restructurings are incurred.

Cash Flows From Investing Activities

Our investing activities included capital expenditures totaling $10.1 million in 2004, primarily for machinery and equipment.  We expect to spend $20-$25 million on capital projects in 2004, including improvements to our internal systems infrastructure and current year investments in our print-on-demand strategy.

Cash Flows From Financing Activities

We repaid $25 million of long-term debt related to our revolving credit facility.  We paid $13.1 million of dividends to shareholders in 2004.  The Company has paid a $.23 quarterly dividend in each quarter of the last four years.

Net Investment and Capital Structure

NET INVESTMENT	June 27,	December 28,
	2004	2003
Accounts and Notes Receivable	$ 129.8	$ 125.9
Inventories	52.1	49.8
Prepaid Expense	13.5	11.3
Prepaid Income Taxes	1.7	2.2
Deferred Income Taxes	19.4	19.3
Accounts Payable & Accruals	(86.3)	(97.0)
Accrued Restructuring	(3.3)	(2.8)
Net Current Assets Excl Cash and Debt	126.9	108.7
Turnover *	7.1x	8.3x
Capital Assets @ NBV	154.1	165.5
YTD Capital Expenditures	(10.1)	(18.3)
YTD Depreciation	18.8	41.0
Goodwill, Software & Intangibles	68.3	68.6
Retiree Healthcare Liability	(48.7)	(49.8)
Pension Liability	(90.2)	(89.6)
Long-term Deferred Tax Asset	78.6	72.7
Other Long-term Net Assets	20.7	20.5
Total	$ 309.7	$ 296.6
CAPITAL STRUCTURE
Total Debt	$ 100.0	$ 125.0
Less Cash and Cash Equivalents	25.5	77.0
Net Debt	74.5	48.0
Equity	235.2	248.6
Total	$ 309.7	$ 296.6
Net Debt: Total Capital	24.0%	16.2%

* The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

The turnover of net current assets was 7.1x at June 27, 2004 compared to 8.3x at December 28, 2003.  This decrease in turnover reflects the changes in working capital previously discussed.

The net book value (NBV) of capital assets decreased $11.4 million as expenditures continued to lag behind depreciation.  The balance is expected to decrease further in the remainder of 2004 as an estimated $39 million in depreciation will once again exceed capital spending, currently estimated at $20 to $25 million.

Total bank debt at June 27, 2004 was $100 million with a net debt to total capital ratio of 24.0%.  At June 27, 2004, we had a $150 million unsecured revolving credit facility agreement with ten banks. The agreement provides for a four-year commitment of up to $150 million, maturing May 2005.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon our net debt to total capital ratio.  The credit facility also contains financial covenants that require us to maintain, among other things, a minimum coverage of interest expense.

The $100 million of debt is classified as a current liability in the accompanying consolidated balance sheet.  We anticipate renegotiating the revolving credit facility later in 2004 or early 2005.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2003 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $6.0 million, primarily for severance and lease obligations. We expect to pay this amount over several years, including approximately $3.5 million during the remainder of 2004.  The $6.0 million does not include any cash requirements related to additional restructuring actions in 2004.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we are able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have a minimum funding requirement in 2004, although we made voluntary contributions to our defined benefit pension plan in the first half of 2004 of $10.0 million.  Our expected cash requirements for our postretirement healthcare benefit plan are approximately $4.0 million for 2004.

We believe that the combination of internally generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, remaining restructuring costs, and investments in growth initiatives over the next year.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 27, 2004

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

The Company’s Annual Meeting of Shareholders was held April 22, 2004.

As a result of voting of the Shareholders, the following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE

IN FAVOR

WITHHELD

Roy W. Begley, Jr.

44,605,513

   693,220

F. David Clarke, III

44,543,328

   755,405

Paul H. Granzow

42,932,518

2,366,215

Sherrill W. Hudson

44,606,536

   692,197

Dennis L. Rediker

42,882,998

2,415,735

Ann Scavullo

44,605,326

   693,407

John J. Schiff, Jr.

44,948,082

   350,651

John Q. Sherman, II

44,614,390

   684,343

Following is the result of voting by the Shareholders regarding selection of Battelle & Battelle LLP as the Company’s Auditors for the year 2004:

IN FAVOR

OPPOSED

ABSTAINED

45,129,141

    155,586

     14,006

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

Included

32

  Certifications pursuant to 18 U.S.C Section 1350, as adopted

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

99.1

  Review report of Independent Auditor

Included

b)

Reports on Form 8K

On April 27, 2004, the Company filed a report on Form 8K related to the Company’s press release announcing the results of operations for the quarter ended March 28, 2004.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 27, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2004

/s/ Craig J. Brown, Sr.	By Craig J. Brown, Sr. Vice President, Treasurer
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

Date: July 30, 2004

/s/ Dennis L. Rediker_____________

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

Date: July 30, 2004

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending June 27, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 30, 2004

/s/ Dennis L. Rediker

Dennis L. Rediker

President and Chief Executive Officer

/s/ Craig J. Brown

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer