Form 10-Q
period 2004-09-26
STANDARD REGISTER CO
filed 2004-11-01
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2004
Common stock, $1.00 par value	23,820,427 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 26, 2004

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statement of Income and Comprehensive Income
	for the 13 Weeks Ended September 26, 2004 and September 28, 2003 and for the 39 Weeks Ended September 26, 2004 and September 28, 2003	3

b)	Consolidated Balance Sheet
	as of September 26, 2004 and December 28, 2003	4

c)	Consolidated Statement of Cash Flows
	for the 39 Weeks Ended September 26, 2004 and September 28, 2003	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		35

Item 4. Controls and Procedures		35

Part II – Other Information

Item 1. Legal Proceedings		36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		36

Item 3. Defaults upon Senior Securities		36

Item 4. Submission of Matters to a Vote of Security Holders		36

Item 5. Other Information		36

Item 6. Exhibits		36

Signatures		37

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 26	September 28	September 26	September 28
	2004	2003	2004	2003
REVENUE
Products	$ 183,442	$ 184,003	$ 563,574	$ 570,255
Services	35,284	38,105	107,692	120,946
Total revenue	218,726	222,108	671,266	691,201

COST OF SALES
Products	118,105	112,124	356,133	346,556
Services	21,833	25,439	71,185	82,491
Total cost of sales	139,938	137,563	427,318	429,047

GROSS MARGIN	78,788	84,545	243,948	262,154

OPERATING EXPENSES
Research and development	2,888	3,887	10,240	13,670
Selling, general and administrative	65,718	67,878	210,640	208,843
Depreciation and amortization	10,405	10,406	31,770	35,292
Asset impairments	47,611	1,306	48,400	10,851
Restructuring charges	6,521	3,234	12,097	16,206
Total operating expenses	133,143	86,711	313,147	284,862

LOSS FROM OPERATIONS	(54,355)	(2,166)	(69,199)	(22,708)

OTHER INCOME (EXPENSE)
Interest expense	(598)	(642)	(1,930)	(3,276)
Investment income and other	3	118	132	895
Total other expense	(595)	(524)	(1,798)	(2,381)

LOSS BEFORE INCOME TAXES	(54,950)	(2,690)	(70,997)	(25,089)

INCOME TAX BENEFIT	(20,494)	(1,136)	(27,421)	(10,407)

NET LOSS	$ (34,456)	$ (1,554)	$ (43,576)	$ (14,682)

LOSS PER SHARE	$ (1.21)	$ (0.05)	$ (1.53)	$ (0.52)

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET LOSS	$ (34,456)	$ (1,554)	$ (43,576)	$ (14,682)
Deferred cost on interest rate swap, net of $815
deferred income tax expense	-	-	-	1,210
Unrealized gain on available-for-sale securities	-	15	-	675
Deferred cost on forward contract	(399)	(225)	(160)	(46)
Foreign currency translation adjustment	362	232	216	1,272

COMPREHENSIVE (LOSS) INCOME	$ (34,493)	$ (1,532)	$ (43,520)	$ (11,571)
See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 26	December 28,
A S S E T S	2004	2003

CURRENT ASSETS
Cash and cash equivalents	$ 17,371	$ 76,959
Accounts and notes receivable, less allowance for doubtful
accounts of $4,049 and $3,740, respectively	127,491	125,943
Inventories	53,934	49,757
Prepaid income taxes	983	2,251
Deferred income taxes	20,412	19,297
Prepaid expense	11,456	11,254
Total current assets	231,647	285,461

PLANT AND EQUIPMENT
Buildings and improvements	69,001	68,891
Machinery and equipment	226,933	224,294
Office equipment	167,571	167,524
Total	463,505	460,709
Less accumulated depreciation	324,123	304,075
Depreciated cost	139,382	156,634
Plant and equipment under construction	6,788	3,556
Land	3,126	3,233
Net assets held for sale	1,222	2,115
Total plant and equipment	150,518	165,538

OTHER ASSETS
Goodwill	6,557	53,616
Intangible assets, net	13,993	15,007
Deferred tax asset	98,788	72,654
Software development costs, net	11,192	12,197
Restricted cash	1,902	1,971
Other	22,468	22,513
Total other assets	154,900	177,958

Total assets	$ 537,065	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 26	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003

CURRENT LIABILITIES
Current portion of long-term debt	$ 85,000	$ 12
Accounts payable	27,918	32,089
Accrued compensation	27,722	23,928
Deferred revenue	11,152	10,979
Accrued restructuring	5,999	2,828
Other current liabilities	24,513	29,987
Total current liabilities	182,304	99,823

LONG-TERM LIABILITIES
Long-term debt	-	125,000
Pension benefit obligation	95,585	89,608
Retiree health care obligation	48,248	49,769
Deferred compensation	15,469	15,526
Other long-term liabilities	790	643
Total long-term liabilities	160,092	280,546

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2004 -25,744,189; 2003 - 25,667,217	25,744	25,667
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	57,487	56,687
Accumulated other comprehensive losses	(121,443)	(121,499)
Retained earnings	281,444	338,164
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(3,937)	(5,805)
Total shareholders' equity	194,669	248,588

Total liabilities and shareholders' equity	$ 537,065	$ 628,957

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	39 Weeks Ended	39 Weeks Ended
	September 26	September 28
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (43,576)	$ (14,682)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	31,770	35,292
Asset impairments	48,400	10,851
Restructuring charges	12,097	16,206
Pension and postretirement benefit expense	15,676	7,715
Amortization of unearned compensation - restricted stock	1,764	1,667
Loss on sale of assets	372	995
Deferred income taxes	(26,329)	(1,128)
Other	352	129
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,548)	23,927
Inventories	(4,177)	8,077
Prepaid income taxes	348	3,897
Other assets	(884)	(3,765)
Restructuring spending	(8,966)	(14,635)
Accounts payable and accrued expenses	697	(8,707)
Pension and postretirement obligations	(11,220)	(21,340)
Deferred income	173	290
Other liabilities	90	1,019
Net cash provided by operating activities	15,039	45,808
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(16,072)	(14,439)
Proceeds from sale of plant and equipment	1,631	3,973
Acquisitions	(1,461)	-
Additions to other investments	(121)	(293)
Net cash used in investing activities	(16,023)	(10,759)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(40,012)	(77,584)
Proceeds from issuance of common stock	897	1,402
Dividends paid	(19,691)	(19,567)
Net cash used in financing activities	(58,806)	(95,749)
Effect of exchange rate changes on cash	202	917
NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,588)	(59,783)
Cash and cash equivalents at beginning of period	76,959	122,579
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 17,371	$ 62,796
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

NOTE 2 – RESTRUCTURING AND IMPAIRMENT CHARGES

In January 2001, the Company announced a restructuring and renewal plan (Renewal Plan), designed to establish a solid platform for long-term earnings growth and recover its market value.  The Renewal Plan was comprised of four components: restructuring, reorganization, performance improvement, and investments for future growth.  In 2001, the Company completed major restructuring actions and in the last two fiscal years has executed additional restructuring actions as part of an on-going effort to realign resources to improve utilization and profitability.  These restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring actions	$ 520	$ 9,648	$ 10,168
2003 restructuring actions	604	(73)	531
2001 restructuring actions	1,398	-	1,398
Total restructuring expense	$ 2,522	$ 9,575	$ 12,097

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

2004 Restructuring

In 2004, the Company initiated several restructuring actions as part of a drive to reduce costs and accelerate growth.  The Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its client services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  The Company also  outsourced part of its information technology operations, including hardware management, help desk support, and telecommunications.  As a result, the Company eliminated a number of positions, including four executive officer positions.

In addition, the Company restructured its InSystems segment, reducing the workforce and leased office space at its headquarters.  InSystems has experienced significant declines in their revenues and margins in recent periods and the Company elected to reduce costs and refocus attention on InSystems’ key product lines.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 9,600	$ 4,986	$ 8,748
Contract lease termination costs	1,850	1,144	1,272
Other exit costs	50	88	148
	$ 11,500	$ 6,218	$ 10,168

BY SEGMENT:
Document and Label Solutions	$ 4,800	$ 975	$ 3,605
Fulfillment Services	700	435	670
InSystems	2,800	2,674	2,674
Other	3,200	2,134	3,219
Total	$ 11,500	$ 6,218	$ 10,168

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004
Severance and employer related costs	$ 8,433	$ (4,685)	$ (143)	$ 3,605
Contract termination costs	1,278	(29)	(9)	1,240
Other	89	(4)	-	85
Total	$ 9,800	$ (4,718)	$ (152)	$ 4,930

2003 Restructuring

In 2003, the Company initiated several actions to improve utilization and profitability.  The Company consolidated four printing and service operations within the Fulfillment Services segment to form a regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

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

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q3 2004	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 11,054	$ (73)	$ 10,981
Contract termination costs:
Lease obligations	3,100	111	2,422
Contractual lease obligations for taxes,
utilities, and maintenance costs	398	-	395

Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,904	-	2,908
Other exit costs	1,792	54	2,034
	$ 19,580	$ 92	$ 19,072
BY SEGMENT:
Document and Label Solutions	$ 11,505	$ 36	$ 11,166
Fulfillment Services	4,967	73	4,572
InSystems	2,324	(72)	2,252
Other	784	55	1,082
Total	$ 19,580	$ 92	$ 19,072

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004
Severance and employer
related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,192)	$ (73)	$ 63
Contract termination costs	2,330	(830)	-	1,500	(494)	-	1,006
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (1,686)	$ (73)	$ 1,069

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3,275 of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $1,398 was expensed in the first nine months of 2004.

2004 Impairment

In order to reduce costs, the Company’s InSystems segment decided to sell its Roanoke, Virginia facility.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $580.  The Company also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47,059.  See Note 4 for further discussion of the goodwill impairment test.

In addition, the remaining assets held for sale at December 28, 2003 were sold in 2004, resulting in impairment charges of $245 for the Fulfillment Services segment.  The Document and Labels Solutions segment also recorded asset impairment charges for equipment totaling $516.

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3,172 of assets, primarily machinery & equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2,211 related to the Document and Label Solutions segment and $961 related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids, resulting in a net impairment charge of $5,790.  Of this amount, $4,300 related to the Document and Label Solutions segment and $1,490 related to the Fulfillment Services segment.  The Company discontinued depreciation on these assets in June 2003.  All of the assets have been sold or otherwise disposed of.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2,020 related to forms-designs software that became technologically outdated.  The Company replaced the software used for forms design to one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.

The fair value was calculated based upon the weighted average of probable future cash flows of the asset. The effect on annual depreciation expense was not material.

In 2003, PathForward recorded an impairment charge of $1,190 related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer; beginning in the fourth quarter of 2003, the use of this software by this customer ceased as a result of a mutual decision by both the Company and the customer.  The Company determined there were no alternative uses for this software.  The effect on annual amortization expense was not material.

All of the impairment charges are included in Asset Impairments in the accompanying Statement of Income.

2001 Impairment

In conjunction with the 2001 restructuring, management performed a review of its existing property and equipment and determined that certain long-lived assets were impaired. These assets were either written off or written down to estimated fair value if the asset was to be sold.  These buildings were sold during 2003, resulting in a total gain of $1,078 that was included as a credit to Asset Impairments in the accompanying Consolidated Statement of Income.

NOTE 3 – INVENTORIES

The components of inventories are as follows:

	September 26,	December 28,
	2004	2003
Finished products	$ 42,668	$ 38,975
Jobs in process	6,554	5,506
Materials and supplies	4,712	5,276
Total	$ 53,934	$ 49,757

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

The significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, the Company performed an evaluation of the recoverability of InSystems’ goodwill; an annual test that was otherwise scheduled for the fourth quarter of 2004.

The goodwill impairment test is a two-step process which is performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Under the first step, the Company calculated the fair value of InSystems based on discounted expected future cash flows, using a risk-adjusted discount rate, and a terminal value based on a multiple of earnings before interest, depreciation, taxes and amortization.  The Company utilized five-year forecasts that were based on management’s best estimate of future sales, future investments and profitability.  These estimates were based primarily on expected license revenue, service revenue, and maintenance revenue and reflected routine enhancements for its document automation software and a modest recovery in the general economy.  These estimates contained more modest projections for revenue growth and recovery in the insurance market from those used in earlier impairment tests.  These estimates were reviewed and approved by senior management.

The results of the first step indicated that the carrying value of the InSystems assets exceeded their fair value.  The analysis showed that a majority of the reduction in fair value since the test at the end of 2003 was caused by the reduction in earnings multiples that occurred in the software industry over the last nine months. Additionally, delays in the timing of expected recovery in the insurance market, and a lower base for revenue growth stemming from recent restructuring actions at InSystems and decreased revenue in 2004, both contributed to a reduced earnings forecast.

The Company retained a third-party valuation firm to assist in calculating the fair values used in determining the implied value of goodwill used in the second step of the impairment test.   The Company completed the impairment test subsequent to the end of the third quarter in conjunction with the preparation of the financial statements. The Company concluded that goodwill was impaired and recorded an impairment charge of $47,059 which represents all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, the Company performed impairment tests of InSystems’ intangible assets subject to amortization which were found not to be impaired.

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

NOTE 6 – EARNINGS PER SHARE

The weighted-average number of shares outstanding for calculation of earnings per share (EPS) was 28,557,705 and 28,350,119 for the 13-week periods ended September 26, 2004 and September 28, 2003 and 28,532,956 and 28,272,221 for the 39-week periods ended September 26, 2004 and September 28, 2003, respectively.  The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Due to the net losses incurred in 2004 and 2003, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net loss as reported	$ (34,456)	$ (1,554)	$ (43,576)	$ (14,682)
Less total compensation expense
determined under the fair-value
based method for all awards, net	(278)	(421)	(1,103)	(1,267)
Proforma net loss	$ (34,734)	$ (1,975)	$ (44,679)	$ (15,949)

Net loss per share
As reported	$ (1.21)	$ (0.05)	$ (1.53)	$ (0.52)
Proforma	$ (1.22)	$ (0.07)	$ (1.57)	$ (0.56)

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost of benefits earned	$ 2,847	$ 3,129	$ 8,542	$ 9,387
Interest cost on projected benefit obligation	6,694	6,844	20,084	20,533
Expected return on plan assets	(8,450)	(9,650)	(25,350)	(28,950)
Amortization of prior service costs	281	266	841	798
Curtailment loss	-	155	-	466
Amortization of net loss from prior periods	4,360	1,898	13,080	5,694
Total	$ 5,732	$ 2,642	$ 17,197	$ 7,928

The Company does not have a minimum funding requirement in 2004.  The Company contributed $10,000 to the qualified pension plan in the first nine months of 2004 and $20,000 in the first nine months of 2003.

NOTE 9 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Postretirement benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$ -	$ -	$ -	$ -
Interest cost	616	921	1,850	2,764
Amortization of prior service cost	(551)	(407)	(1,654)	(1,221)
Amortization of net loss from prior periods	334	441	1,001	1,322
Total	$ 399	$ 955	$ 1,197	$ 2,865

The funding policy is to pay claims as they occur. Payments for postretirement health benefits, net of retiree contributions, were approximately $819 and $2,496 for the 13-week and 39-week periods ended September 26, 2004.

NOTE 10 – SEGMENT REPORTING

In fiscal 2004, the Company reclassified certain operating segments included in its reportable segments to reflect the revised organizational structure of the Company. The Company’s three reportable segments continue to be Document and Label Solutions, Fulfillment Services, and InSystems.

SMARTworks, previously a wholly owned subsidiary, was merged and became part of the Company’s corporate center.  In 2004, the Company changed its method of allocating certain expenses.  Corporate center costs are generally allocated to reportable segments, except for certain components of pension expense and new product development costs that are not being allocated in 2004.  The document systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, a new operating segment, is aggregated with International and PathForward into Other.

Segment profit and loss information for 2003 has been revised from previously reported amounts to reflect the current organizational structure.  2003 asset amounts have not been revised because it is not practicable to do so. Information about the Company’s operations by segment for the 13-week periods ended September 26, 2004 and September 28, 2003 is as follows:

			Document
			and Label	Fulfillment
			Solutions	Services	InSystems	Other	Total
Revenue from external customers		2004	$ 152,184	$ 57,815	$ 2,590	$ 6,137	$ 218,726
		2003	156,924	56,856	4,062	4,266	222,108
Intersegment revenues		2004	$ -	$ -	$ -	$ -	$ -
		2003	-	-	-	316	316
Operating income (loss)	(a)	2004	$ 6,279	$ 648	$ (52,721)	$ (1,761)	$ (47,555)
	(b)	2003	4,769	(1,003)	(2,955)	(1,927)	(1,116)

(a) 2004 operating income (loss) includes the following charges:
Restructuring charges			$ 1,012	$ 507	$ 2,602	$ 29	$ 4,150
Asset impairment charges			516	-	47,095	-	47,611

(b) 2003 operating income (loss) includes the following charges:
Restructuring charges			$ 1,785	$ 613	$ -	$ (53)	$ 2,345
Asset impairment charges			(15)	130	-	1,191	1,306

Information about the Company’s operations by segment for the 39-week periods ended September 26, 2004 and September 28, 2003 is as follows:

		Document
		and Label	Fulfillment
		Solutions	Services	InSystems	Other	Total
Revenue from external customers	2004	$ 468,882	$ 177,184	$ 8,808	$ 16,392	$ 671,266
	2003	486,568	176,630	14,259	13,744	691,201
Intersegment revenues	2004	$ -	$ -	$ -	$ -	$ -
	2003	-	-	-	774	774
Operating income (loss) (a)	2004	$ 13,004	$ (1,642)	$ (58,415)	$ (4,919)	$ (51,972)
(b)	2003	(1,782)	(8,437)	(6,522)	(4,331)	(21,072)
Total assets	2004	$ 263,610	$ 70,035	$ 34,073	$ 8,519	$ 376,237

(a) 2004 operating income (loss) includes the following charges:
Restructuring charges		$ 3,706	$ 873	$ 2,602	$ 29	$ 7,210
Asset impairment charges		516	245	47,639	-	48,400

(b) 2003 operating loss includes the following charges:
Restructuring charges		$ 10,875	$ 4,014	$ -	$ -	$ 14,889
Asset impairment charges		8,516	2,222	-	1,191	11,929

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13- and 39-week periods ended September 26, 2004 and September 28, 2003 is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Operating Loss	$ (47,555)	$ (1,116)	$ (51,972)	$ (21,072)
Corporate restructuring charges	(2,371)	(889)	(4,887)	(1,317)
Corporate and other	(3,734)	(161)	(11,646)	(1,035)
LIFO adjustment	(695)	-	(695)	716
Total other expense	(595)	(524)	(1,797)	(2,381)
Loss before income tax benefit	$ (54,950)	$ (2,690)	$ (70,997)	$ (25,089)

Total Assets			$ 376,237
Corporate and unallocated			160,828
Total consolidated assets			$ 537,065

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

Frequency, magnitude, and timing of paper and other raw material price changes

When paper mills raise prices on raw material, we generally increase prices to recover these costs.  While we have historically been successful in passing on most increases over several quarters, there is no guarantee that we will be successful in the future.

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

Industry challenges

The overall market for most long-run printed business documents will increasingly be marked by unfavorable economic forces.  The industry is currently oversupplied, and competing software and Internet technologies will continue to make inroads, eliminating or devaluing the role of many traditional paper forms.  These conditions will lead to lower unit demand and relatively weak pricing.  The pace of change is expected to be gradual, but is difficult to predict.

Advances in digital printing will increasingly intrude on the quality and cost advantages historically claimed by conventional long-run offset printing.   For many print applications, this will require the industry to add capital investment and will accelerate the “commoditization” of custom printed documents.  The long run print business is evolving to a digital print on demand business and we will invest and participate in this market.  It is a natural extension of the long-run, web-print business.

Business Challenges

The above industry conditions, exacerbated by some post 2001 restructuring sales productivity issues, resulted in revenue decreases in each of the past two years.  The lower revenue has, in turn, produced substantial profit declines.  The expected payoff from the significant realignment and investments made in our sales force has taken time to develop.

Our strategy of expanding our portfolio of products and services to provide for long-term growth requires that we redirect some investment away from traditional capital spending and toward people, technology, and other capabilities, most of which are expensed.  This places additional stress on our near-term profitability, but is aimed at growing the digital print on demand business.

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

Paper costs have changed little in recent years; however, paper companies announced price increases that were effective in April 2004 and July, 2004.  A third increase was announced effective October, 2004.   These increases reflect high operating rates at paper mills and escalating energy costs.  Although the document-pricing environment is difficult, we have increased our target selling prices. With each paper cost increase, we expect margins to worsen initially and to then recover over a period of several quarters as selling price increases are negotiated; however, there is no guarantee that we will be successful.

Our Focus

Our objective is to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to address the large and growing market to provide for digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability, and control over the process are expected to be a strong differentiator.

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

Our Outlook

We are encouraged by our steady progress in retaining and growing our healthcare base while focusing on achieving greater gains in our traditional core products.  We will continue to support our SMARTworks® e-procurement platform, and to invest in our long-term growth opportunities in Print on Demand and our Expedata™ Digital Pen and Paper offering.  In the very near term, however, our focus must be on addressing the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  At the end of the first half of 2004, we announced an objective to improve our cost and expense ratios over the next several quarters by a total of five percentage points in relation to revenue.

We have made good progress against this goal and if we are successful in recovering paper costs, we expect to achieve this objective by the second half of 2005.

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

In 2003, we consolidated PlanetPrint and other Fulfillment Services’ centers into a single facility located in Dallas, Texas.  During the second quarter of 2004, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

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

The significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, we performed an evaluation of the recoverability of InSystems’ goodwill; an annual test that was otherwise scheduled for the fourth quarter of 2004.

The goodwill impairment test is a two-step process which is performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Under the first step, we calculated the fair value of InSystems based on discounted expected future cash flows, using a risk-adjusted discount rate, and a terminal value based on a multiple of earnings before interest, depreciation, taxes and amortization.  We utilized five-year forecasts that were based on management’s best estimate of future sales, future investments and profitability.  These estimates were based primarily on expected license revenue, service revenue, and maintenance revenue and reflected routine enhancements for its document automation software and a modest recovery in the general economy.  These estimates contained more modest projections for revenue growth and recovery in the insurance market from those used in earlier impairment tests.  These estimates were reviewed and approved by senior management.

The results of the first step indicated that the carrying value of the InSystems assets exceeded their fair value.  The analysis showed that a majority of the reduction in fair value since the test at the end of 2003 was caused by the reduction in earnings multiples that occurred in the software industry over the last nine months. Additionally, delays in the timing of expected recovery in the insurance market, and a lower base for revenue growth stemming from recent restructuring actions at InSystems and decreased revenue in 2004, both contributed to a reduced earnings forecast.

We retained a third-party valuation firm to assist in calculating the fair values included in the determinination of the implied value of goodwill used in the second step of the impairment test.   We completed the impairment test subsequent to the end of the third quarter in conjunction with the preparation of the financial statements. We concluded that goodwill was impaired and recorded an impairment charge of $47.1 million which represents all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, we performed impairment tests of InSystems intangible assets which were found not to be impaired.

The most critical estimates, in order of significance, used in the impairment test include (1) estimated revenue in year five (2) the terminal value assumed  (3) the discount rate applied and (4) the weight of probability given to each business case.  In developing each business case, the estimates were primarily based on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for our document automation software. A positive change in any one of these assumptions would have reduced the amount of the impairment recorded.  A 10 percent increase in our year-five revenue estimate would have increased our total expected future cash flows by approximately $12 million on an undiscounted basis.  A 10 percent increase in the earnings multiple would have increased our expected future cash flows by approximately $ 3 million on an undiscounted basis.

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

Unless otherwise noted, references to 2004 and 2003 refer to the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenue	$218.7	$222.1	$671.3	$691.2
% Decrease	-1.5%	-12.1%	-2.9%	-10.3%
Gross Margin	78.8	84.5	243.9	262.2
% Revenue	36.0%	38.1%	36.3%	37.9%

SG&A and R&D Expense	68.6	71.8	220.9	222.5
Depreciation & Amortization	10.4	10.4	31.8	35.3
Asset Impairment	47.6	1.3	48.4	10.9
Restructuring	6.5	3.2	12.1	16.2
Loss From Operations	(54.3)	(2.2)	(69.3)	(22.7)

Interest Expense	(0.6)	(0.6)	(1.9)	(3.3)
Investment and Other Income	-	0.1	0.1	0.9
Pretax Loss	(54.9)	(2.7)	(71.0)	(25.1)
Net Loss	$ (34.5)	$ (1.6)	$ (43.6)	$ (14.7)
Basic and Diluted Loss per Share	(1.21)	(0.05)	(1.53)	(0.52)

Effects to Earnings Per Share
Restructuring	$ (0.14)	$ (0.07)	$ (0.26)	$ (0.33)
Impairment	(1.05)	(0.03)	(1.06)	(0.22)
Amortization of prior pension losses	(0.10)	(0.04)	(0.29)	(0.12)
Tax adjustment	-	-	0.03	-
Other	0.08	0.09	0.05	0.15
Total	$ (1.21)	$ (0.05)	$ (1.53)	$ (0.52)

Summary

We reported a net loss of $34.5 million, or $1.21 per share, in third quarter 2004 compared with a net loss of $1.6 million, or $0.05 per share, in third quarter 2003.  On a year-to-date basis, we reported a net loss of $43.6 million, or $1.53 per share, in 2004 compared with a net loss of $14.7 million, or $0.52 per share, in 2003.  Restructuring, asset impairment, and pension loss amortization significantly reduced earnings in both periods.  Excluding these items, earnings per share in 2004 declined by $0.01 from the third quarter and $0.10 year-to-date, versus the prior year.

Revenue

Consolidated revenue in the third quarter of 2004 decreased $3.4 million or 1.5% compared with the third quarter of 2003, primarily due to lower pricing.  On a year-to-date basis, consolidated revenue decreased $19.9 million or 2.9% compared with 2003.  Lower pricing and lower unit volume reduced revenue by 1.8% and 1.1%, respectively.

Operating in the very competitive environment described in the overview, the Document and Label Solutions segment has been impacted by downward pricing pressures and accounted for most of the revenue decreases related to pricing. While the segment experienced growth in products such as pharmacy labels, the new business gained was at lower pricing.

Decreased license revenue in the InSystems segment accounted for the majority of the decrease in overall unit volume.  On a year-to-date basis, we also witnessed a decrease in conventional offset printing in our Stanfast centers, but a corresponding increase in digital print on demand. Commercial print increased in both the third quarter and first nine months compared to the prior year. Unit sales in the traditional core business are beginning to stabilize, as indicated by the continuation of a relatively stable revenue pattern established over the preceding four quarters.

Our earnings prospects are heavily dependent on the success of our initiatives to continue to improve the revenue trend.  The changes in sales structure, planning tools, and incentives have placed increased focus on penetrating strategic accounts and vertical markets where we have a strong presence and value proposition.  Our third quarter revenue is traditionally our lowest of the year as a result of seasonal buying factors, while the fourth quarter is typically our strongest, and we expect that pattern to repeat this year.  This view is reinforced by solid increases in our production backlogs during the third quarter

Gross Margin

Gross margin decreased to 36.0% and 36.3% in the third quarter and first nine months of 2004 compared with 38.1% and 37.9% in 2003.  Lower revenue from price discounting and a shift in product mix to lower priced products was the primary factor.  The impact of lower year-to-date unit volume is being offset by cost savings realized from the recent restructurings, other cost savings initiatives, and a favorable $2.8 million one-time supplier rebate in the first quarter of 2004.  Material costs were higher, reflecting paper price increases previously discussed.  Despite the challenging price environment, we have raised our target selling prices in response to these cost increases.  We cannot guarantee success, but we have generally been successful in the past in recovering industry-wide paper cost increases, although there is normally a lag of several quarters.

SG&A and R&D

Selling, general, and administrative (SG&A) and Research and Development (R&D) expense decreased $3.2 million and $1.6 million compared with third quarter and year-to-date 2003.  Pension expense increased $3.1 million and $9.3 million in the third quarter and first nine months of 2004 compared with the comparable periods of 2003. Expenditures associated with the new ExpeData ™ digital pen and paper technology solutions initiative were $1.3 million in the third quarter of 2004 and $4.4 million for the year-to-date period.  Excluding these items, third quarter and year-to-date 2004 expense was down $7.6 million and $15.3 million, respectively, primarily as a result of restructuring actions.

Pension benefits are measured using actuarial valuations that are discussed more fully in the MD&A of our annual report on Form 10-K for the year ended December 28, 2003.  We expect 2004 pension expense to increase by approximately $14 million over the 2003 amount, before the 2003 settlement charge of $25.2 million.  Assumptions and factors that are significantly impacting retirement expense in 2004 include:

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

Net periodic pension benefit cost includes the following components:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Service cost of benefits earned	$ 2.8	$ 3.1	$ 8.5	$ 9.4
Interest cost on projected benefit obligation	6.7	6.8	20.1	20.4
Expected return on plan assets	(8.5)	(9.7)	(25.4)	(28.9)
Amortization of prior service costs	0.3	0.3	0.9	0.9
Curtailment loss	-	0.2	-	0.4
Amortization of net loss from prior periods	4.4	1.9	13.1	5.7
Total	$ 5.7	$ 2.6	$ 17.2	$ 7.9
Income Statement Classification
Cost of sales	$ 1.4	$ 1.4	$ 4.1	$ 4.4
SG&A and R&D Expense	4.3	1.2	13.1	3.5
Total	$ 5.7	$ 2.6	$ 17.2	$ 7.9

Interest Expense

Interest expense in third quarter 2004 was flat compared to the same period in the prior year.  Year-to-date 2004 interest expense was $1.4 million lower than the first nine months of 2003 as a result of lower debt balances and lower interest rates. We have reduced our outstanding debt balance by $85.0 million since September 2003.  An interest rate swap that fixed our borrowing rate at an all-in rate of 6.65% for 2002, expired in January 2003, allowing us to take advantage of much lower floating rate debt.

Income Taxes

The overall effective tax rates in third quarter and year-to-date 2004 were 37.3% and 38.6% compared with 42.2% and 41.5% in the comparable periods of 2003.  The goodwill impairment charge had an unfavorable effect on the tax benefit for the third quarter due to the portion of goodwill that was not deductible for tax purposes, contributing to an overall lower effective tax rate for the third quarter of 2004.

Restructuring and Impairment

In January 2001, we announced a restructuring and renewal plan (Renewal Plan), designed to establish a solid platform for long-term earnings growth and recover our market value.  The Renewal Plan was comprised of four components: restructuring, reorganization, performance improvement, and investments for future growth.  In 2001, we completed a major restructuring plan and in the last two fiscal years we have executed additional restructuring actions as part of an on-going effort to realign our resources to improve utilization and profitability.

For a detailed discussion of these restructurings, see the MD&A included in our Annual Report on Form 10-K for the year ended December 28, 2003.

A summary of total restructuring charges recorded in 2004 is as follows:

	Charges		Total
	Directly to	Charges to	2004
	Restructuring	Restructuring	Restructuring
	Expense	Accrual	Expense
2004 restructuring actions	$ 0.5	$ 9.6	$ 10.1
2003 restructuring actions	0.6	-	0.6
2001 restructuring actions	1.4	-	1.4
Total restructuring expense	$ 2.5	$ 9.6	$ 12.1

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

2004 Restructuring

In 2004, we initiated several restructuring actions as part of a drive to reduce costs and accelerate growth.  We integrated our sales specialist organization with our regional sales organization to improve coordination, resource deployment, and productivity; adjusted our client services model to improve efficiency and performance through better alignment of resources with the sales organization and customer base; and went to a shared service model in various administrative areas to reduce costs and increase focus on key initiatives.  We also outsourced part of our information technology operations, including hardware management, help desk support, and telecommunications. As a result, we eliminated a number of positions, including four executive officer positions.

In addition, we restructured our InSystems segment, reducing the workforce and leased office space at its headquarters.  InSystems has experienced significant declines in their revenues and margins in recent periods and we elected to reduce costs and refocus attention on InSystems’ key product lines.

Pre-tax components of the 2004 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 9.6	$ 5.0	$ 8.8
Contract lease termination costs	1.9	1.1	1.3
Other exit costs	-	-	0.1
	$ 11.5	$ 6.1	$ 10.2
BY SEGMENT:
Document and Label Solutions	$ 4.8	$ 1.0	$ 3.6
Fulfillment Services	0.7	0.4	0.7
InSystems	2.8	2.7	2.7
Other	3.2	2.1	3.2
Total	$ 11.5	$ 6.2	$ 10.2

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004

Severance and employer related costs	$ 8.4	$ (4.7)	$ (0.1)	$ 3.6
Contract termination costs	1.3	-	(0.1)	1.2
Other	0.1	-	-	0.1
Total	$ 9.8	$ (4.7)	$ (0.2)	$ 4.9

2003 Restructuring

In 2003, we initiated several actions to improve utilization and profitability.  We consolidated four printing and service operations within the Fulfillment Services segment to form a regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, we determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, we reduced staffing levels within this segment.  We also eliminated management and other positions at its corporate headquarters.  Most of these actions were completed by the end of 2003.  In an additional cost saving move, we approved the relocation of SMARTworks personnel and support operations, which occurred in the first quarter of 2004.

Pre-tax components of the 2003 restructuring charge are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2004	to-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 11.1	$ (0.1)	$ 11.0
Contract termination costs:
Lease obligations	3.1	0.1	2.4
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.4	-	0.4
Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	1.8	0.1	2.0
	$ 19.6	$ 0.1	$ 19.0

BY SEGMENT:
Document and Label Solutions	$ 11.5	$ -	$ 11.1
Fulfillment Services	5.0	0.1	4.6
InSystems	2.3	(0.1)	2.2
Other	0.8	0.1	1.1
Total	$ 19.6	$ 0.1	$ 19.0

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004
Severance and employer
related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -
Contract termination costs	2.3	(0.8)	-	1.5	(0.5)	-	1.0
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (1.7)	$ (0.1)	$ 1.0

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  We have been unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $3.3 million of remaining lease payments will be charged to restructuring expense as incurred through 2006, of which $1.4 million was expensed in the first nine months of 2004.

2004 Impairment

In order to reduce costs, our InSystems segment decided to sell its Roanoke, Virginia facility.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $0.6 million.  We also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47.1 million, previously discussed.

In addition, the remaining assets held for sale at December 28, 2003 were sold in 2004, resulting in impairment charges of $0.2 million for the Fulfillment Services segment.  The Document and Labels Solutions segment also recorded asset impairment charges for equipment totaling $0.5 million.

2003 Impairment

In conjunction with the 2003 restructuring, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $3.2 million of assets, primarily machinery & equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $2.2 million related to the Document and Label Solutions segment and $1.0 million related to the Fulfillment Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers valuations, and offers and bids, resulting in a net impairment charge of $5.7 million.  Of this amount, $4.3 million related to the Document and Label Solutions segment and $1.4 million related to the Fulfillment Services segment.  The Company discontinued depreciation on these assets in June 2003.  All of the assets have been sold or otherwise disposed of.

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

In 2003, PathForward recorded an impairment charge of $1.2 million related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer; beginning in the fourth quarter of 2003, the use of this software by this customer ceased as a result of a mutual decision by both the Company and the customer.  The Company determined there were no alternative uses for this software.  The effect on annual amortization expense was not material.

All of the impairment charges are included in Asset Impairments in the accompanying Statement of Income.

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

DOCUMENT AND LABEL SOLUTIONS
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenue	$ 152.2	$ 156.9	$ 468.9	$ 486.6
% Change	-3.0%	-12.6%	-3.6%	-12.5%
Income (Loss) from Operations *	$ 6.3	$ 4.8	$ 13.0	$ (1.8)
% Revenue	4.1%	3.0%	2.8%	-0.4%
Income from Operations, excluding
restructuring and impairment charges	$ 7.8	$ 6.5	$ 17.2	$ 17.6
% Revenue	5.1%	4.2%	3.7%	3.6%
* Operating income (loss) includes the following charges
Restructuring charges	$ 1.0	$ 1.7	$ 3.7	$ 10.9
Asset impairment charges	0.5	-	0.5	8.5

Revenue in this segment decreased in the third quarter and first nine months of 2004 as compared to the same periods in 2003.  As previously discussed, pricing pressure in the marketplace remains the primary factor impacting revenue in this segment.  Technology inroads continue to reduce demand for some of our traditional products.  However, we continue to experience growth in products such as pharmacy labels and are beginning to recognize revenue from the new contracts won under the Broadlane agreement.  We continue to believe there are many opportunities for growth in this segment and have undertaken initiatives, including recent changes in our sales organization and incentives.  These initiatives are showing signs of increased volume from new business as well as existing accounts.

Excluding restructuring and impairment charges, operating income for the third quarter of 2004 increased $1.3 million compared with third quarter 2003.  Year-to-date 2004 operating income, excluding restructuring and impairment charges, decreased slightly compared with 2003.  This segment is succeeding in obtaining new contracts and customers; however, some of this new business is at lower gross margins, which is having an impact on operating income.  Offsetting the impact of lower pricing are cost savings from the recent restructurings, other cost savings initiatives, and a favorable $2.8 million one-time supplier rebate in the first quarter of 2004 .

Key indicators of future revenue continue to be positive, including solid gains in our production backlogs.

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

FULFILLMENT SERVICES	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenue	$ 57.8	$ 56.9	$ 177.2	$ 176.6
% Change	1.7%	-10.5%	0.3%	-8.3%
Income (Loss) from Operations*	$ 0.6	$ (1.0)	$ (1.6)	$ (8.4)
% Revenue	1.1%	-1.8%	-0.9%	-4.8%
Income (Loss) from Operations, excluding
restructuring and impairment charges	$ 1.2	$ (0.3)	$ (0.5)	$ (2.2)
% Revenue	2.0%	-0.5%	-0.3%	-1.2%
* Operating income (loss) includes the following charges
Restructuring charges	$ 0.5	$ 0.6	$ 0.9	$ 4.0
Asset impairment charges	-	0.1	0.2	2.2

Revenue in the third quarter and year-to-date period of 2004 increased $0.9 million and $0.6 million compared to the same periods in 2003.  Year-to-date growth in digital print on demand (POD) business was offset by lower volume of document outsourcing and traditional short-run offset.  This segment’s focus remains on growing document outsourcing and digital print on demand revenue.

Operating income in 2004 has improved over 2003, due in large part to improved performance in the third quarter of 2004 resulting from recent restructuring efforts and other cost savings initiatives.

InSystems

Our InSystems segment specializes in complex document and compliance automation for the insurance and financial services industries.  Our software solutions allow organizations to automate the creation, management, and multi-channel distribution of customized documents and streamline product development and regulatory filing processes.

INSYSTEMS	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenue	$ 2.6	$ 4.1	$ 8.8	$ 14.3
% Change	-36.2%	-33.0%	-38.2%
Loss from Operations *	$ (52.7)	$ (3.0)	$ (58.4)	$ (6.5)
% Revenue		-72.7%		-45.7%
Loss from Operations, excluding
restructuring and impairment charges	$ (3.0)	$ (3.0)	$ (8.2)	$ (6.5)
% Revenue	-116.8%	-72.7%	-92.8%	-45.7%
* Loss from Operations includes the following charges
Restructuring charges	$ 2.6	$ -	$ 2.6	$ -
Asset impairment charges	47.1	-	47.6	-

The revenue decrease in 2004 is primarily due to the continued decrease in license revenue.  In the areas of the insurance industry in which InSystems operates, we are still experiencing a slowdown in software spending as customers delay software purchases.  The reduction in license revenue has also negatively affected current and future service revenue.  Service revenues declined at an accelerated rate in the third quarter as service contract backlog was depleted.  During 2003, one of InSystems’ larger customers was acquired by another company.  As a result of this acquisition, revenue from this customer has been largely phased out during 2004.  The effect on the third quarter and first nine months of 2004 was a reduction of revenue of approximately $0.7 million and $2.1 million, respectively. While sales cycles remain elongated, the business saw the beginning of a turnaround in the license sales trend with several new license deals in the quarter and a growing pipeline for key core products. The business is now focused on its proven core products where there are solid market opportunities.

During third quarter 2004, InSystems recorded a goodwill impairment charge of $47.1 million and restructuring charges of $2.6 million.  Excluding these charges, third quarter 2004 operating income was flat compared with third quarter 2003 while year-to-date income decreased $1.7 million.  The lower license revenue, which is at much higher margins than service revenue, had a significant impact on operating income.  Recent restructuring actions taken at InSystems were aimed at reducing costs.

Also impacting 2004 operating income is the rapid appreciation of the Canadian dollar versus the U.S. dollar since 2002.  Our revenues in this segment are primarily denominated in U.S. dollars and expenses are heavily denominated in Canadian dollars.  The appreciation in exchange rates has resulted in an increase in our costs on a U.S. dollar basis.  Results in 2003 were largely insulated from this appreciation due to our hedging activities, and the unfavorable impact was most heavily felt in 2004.  Exchange rates have generally stabilized, but have not returned to more favorable levels.  In response to these circumstances, we implemented a cost reduction initiative early in the second quarter and savings are being realized, as well as the restructuring which should deliver savings in the fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on cash flow, the ending net investment and capital structure balances, and our significant contractual obligations.

A summarized version of the Statements of Cash Flows is presented below, comparing the first nine months of 2004 with 2003.

CASH INFLOW (OUTFLOW)	September 26,	September 28,
	2004	2003
Net Loss plus non-cash adjustments [1]	$ 40.5	$ 57.0
Changes in operating assets & liabilities,
net of acquisition effects:
Accounts receivable	(1.5)	23.9
Inventories	(4.2)	8.1
Prepaid income taxes	0.3	3.9
Restructuring spending	(8.9)	(14.6)
Accounts payable and accrued expenses	0.7	(8.7)
Pension and postretirement obligations	(11.2)	(21.3)
All other	(0.6)	(2.5)
Net cash provided by operating activities	15.1	45.8

Capital expenditures	(16.1)	(14.4)
Proceeds from sale of plant and equipment	1.6	4.0
Acquisitions	(1.5)	-
Additions to investments	(0.1)	(0.3)
Net cash used for investing activities	(16.1)	(10.7)

Debt payments	(40.0)	(77.6)
Dividends paid	(19.7)	(19.6)
Purchase of treasury stock	-	-
Proceeds from issuance of common stock	0.9	1.4
Net cash used for financing activities	(58.8)	(95.8)
Effect of exchange rates on cash	0.2	0.9
Net change in cash and cash equivalents	$ (59.6)	$ (59.8)

1 Non-cash adjustments included above include depreciation, amortization, asset impairments, restructuring, gain or loss on sale of assets, and other items reported on the Consolidated Statement of Cash Flows under the category “Adjustments to reconcile net loss to net cash (used in) provided by operating activities.”

As indicated above, the total of cash and cash equivalents decreased by $59.8 million and $59.6 million during the first nine months of 2003 and 2004.  In each of these periods, a significant amount of debt was repaid; $77.6 million in 2003 and $40.0 million in 2004.  Net cash flow excluding debt repayments was a positive $17.8 million in 2003 and a negative $19.6 million in 2004.  The following discussion relates to the 2004 cash flow.

Cash Flow from Operating Activities

The $15.1 million in cash from operations was after pension funding of $10 million and restructuring spending for severance and other contract termination costs of $8.9 million.  We do not plan to make additional pension contributions during the balance of the year, but will incur additional restructuring payments in the fourth quarter.

Quarterly revenue has been relatively stable over the past several quarters and the working capital balance edged higher during the year, primarily as a result of an increase in custom finished inventory awaiting shipment to customers.

Cash Flows From Investing Activities

Capital expenditures totaled $16.1 million thus far in 2004, up slightly from last year.  We expect our capital spending to be $22-$25 million for the year and plan a modest increase in the quarterly rate for 2005, reflecting increased outlays for digital printing equipment and the addition of improved system capabilities aimed at improving customer service and internal productively.

We received $1.6 million from the sale of assets idled in past restructurings and made a $1.5 million acquisition as part of our new digital pen and paper development initiative.

Cash Flows From Financing Activities

As indicated above, we paid down $40 million of debt under our revolving credit facility agreement.  In addition, we have paid a $0.23 per share dividend in each of the quarters of this year, totaling $19.7 million.

We continue to focus on achieving positive cash flow.  Cash flow was a positive $6.8 million in the third quarter of 2004, measured as a decrease in the balance of net debt (total debt less cash and cash equivalents).  Over the past four quarters, excluding spending and asset sales related to restructuring actions, we have generated $2.5 million of net positive cash flow after satisfying expenditures for $10 million in pension funding, $20.0 million in capital spending, $26.4 million in dividends, and the small acquisition discussed above.

Net Investment and Capital Structure

NET INVESTMENT	September 26,	December 28,
	2004	2003
Accounts and Notes Receivable	$ 127.5	$ 125.9
Inventories	53.9	49.8
Prepaid Expense	11.5	11.3
Prepaid Income Taxes	1.0	2.2
Deferred Income Taxes	20.4	19.3
Accounts Payable & Accruals	(91.3)	(97.0)
Accrued Restructuring	(6.0)	(2.8)
Net Current Assets Excl Cash and Debt	117.0	108.7
Turnover *	7.5x	8.3x

Capital Assets @ NBV	150.5	165.5
YTD Capital Expenditures	(16.1)	(18.3)
YTD Depreciation	31.8	41.0

Goodwill, Software & Intangibles	20.5	68.6
Retiree Healthcare Liability	(48.2)	(49.8)
Pension Liability	(95.6)	(89.6)
Long-term Deferred Tax Asset	98.8	72.7
Other Long-term Net Assets	19.3	20.5
Total	$ 262.3	$ 296.6

CAPITAL STRUCTURE
Total Debt	$ 85.0	$ 125.0
Less Cash and Cash Equivalents	17.4	77.0
Net Debt	67.6	48.0

Equity	194.7	248.6
Total	$ 262.3	$ 296.6
Net Debt: Total Capital	25.8%	16.2%

* The turnover calculation divides the quarter’s revenue times four by the ending balance of net current assets.

The turnover of net current assets was 7.5x at September 26, 2004 compared to 8.3x at December 28, 2003.  This decrease in turnover reflects the changes in working capital previously discussed.

The net book value (NBV) of capital assets decreased $15.0 million as expenditures continued to lag behind depreciation.  The balance is expected to decrease further in the remainder of 2004 as an estimated $39 million in depreciation will once again exceed capital spending, currently estimated at $20 to $25 million.

Total bank debt at September 26, 2004 was $85 million with a net debt to total capital ratio of 25.8%.  At September 26, 2004, we had a $150 million unsecured revolving credit facility agreement with ten banks. The agreement, which matures in May 2005, provided for a four-year commitment of up to $150 million.  The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon our net debt to total capital ratio.  The credit facility also contains financial covenants that require us to maintain, among other things, a minimum coverage of interest expense.

The $85 million of debt is classified as a current liability in the accompanying consolidated balance sheet.  We anticipate renegotiating the revolving credit facility in fourth quarter 2004 or early 2005.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2003 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $8.6 million, primarily for severance and lease obligations. We expect to pay this amount over several years, including approximately $4.3 million during the remainder of 2004.  The $8.6 million does not include any cash requirements related to additional restructuring actions that may be taken in 2004.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we are able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have mandatory pension funding requirements in 2004, although we made voluntary contributions to our defined benefit pension plan in the first nine months of 2004 of $10 million.  We do not expect to make any additional contributions in 2004.  Our expected cash requirements for our postretirement healthcare benefit plan are approximately $4.0 million for 2004.

We believe that the combination of internally generated funds, available cash reserves, and available credit will be sufficient to fund our operations, including capital expenditures, dividends, remaining restructuring costs, and investments in growth initiatives over the next year.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 26, 2004

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6 - EXHIBITS

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

Included

32

  Certifications pursuant to 18 U.S.C Section 1350, as adopted

   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

1.1

Review report of Independent Auditor

Included

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 26, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2004

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

Date: November 1, 2004

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

Date: November 1, 2004

/s/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending September 26, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 1, 2004

/s/DENNIS L. REDIKER

Dennis L. Rediker

President and Chief Executive Officer

/s/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer