Form 10-K
period 2005-01-02
STANDARD REGISTER CO
filed 2005-03-15
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

Commission file number 0-01097

THE STANDARD REGISTER COMPANY

(Exact name of Registrant as specified in its charter)

OHIO	31-0455440
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

600 ALBANY STREET, DAYTON, OHIO	45408
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of all stock held by non-affiliates of the Registrant at June 27, 2004, was approximately $135,219,246 based on a closing sales price of $11.48 per share on June 27, 2004.

At January 30, 2005, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	23,780,881 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 28, 2005.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                  Description

Page

Item  1.              Business

1

Item  2.              Properties

9

Item  3.              Legal Proceedings

10

Item  4.              Submission of Matters to a Vote of Security Holders

10

Item  5.              Market for the Registrant’s Common Stock and Related

                                 Shareholder Matters

11

Item  6.              Selected Consolidated Financial Data

12

Item  7.              Management’s Discussion and Analysis of Financial Condition

                                 and Results of Operations

13

Item 7A.            Quantitative and Qualitative Disclosures about Market Risk

34

Item  8.              Financial Statements and Supplementary Data

35

Item  9.              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

70

Item 9A.             Controls and Procedures

70

Item 9B.             Other Information

71

Item 10.             Directors and Executive Officers of the Registrant

72

Item 11.             Executive Compensation

72

Item 12.             Security Ownership of Certain Beneficial Owners and Management

73

Item 13.             Certain Relationships and Related Transactions

73

Item 14.             Fees and Services of Independent Registered Public Accounting Firm

73

Item 15.             Exhibits and Financial Statement Schedules

75

Signatures

76

Index to Exhibits

77

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

78

Schedule II – Valuation and Qualifying Accounts and Reserves

79

PART I

Item 1 - BUSINESS

Company Overview

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly traded company that began operations in 1912 in Dayton, Ohio.  Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.  Our principal executive offices are located at 600 Albany Street, Dayton, Ohio 45408 (telephone number: 937-221-1000).

Throughout Standard Register’s history, our core business has been providing solutions to improve business processes and the flow of information.  It started with the autographic register, a system that automated the processing of bills, receipts, and other forms.  Since then, we have expanded our products and services to include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.  In 2002, we completed two acquisitions to complement our existing e-business and document management and fulfillment services and to enhance our digital print-on-demand operations.  In 2004, we sold our equipment service business, a component of the Document and Label Solutions segment, to Pitney Bowes.

Our Industries

We primarily serve the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.  We are a leading provider of products and services to approximately 60% of the acute care hospitals in the United States as well as many of the largest financial institutions, including eight of the top ten U.S. commercial banks.

Our Products and Services

Our strategy is to provide a full spectrum of solutions – from print to digital – that help organizations effectively capture, manage, and use information to improve their business results.  Organizations leverage Standard Register’s deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  For example:

•

We use our SMARTworks platform to manage all documents in an enterprise.   This allows our customers to store and retrieve documents electronically - or manage inventory for physical documents stored in our network of warehouses.  The system tracks usage and document spend by department, making it convenient for customers to monitor the total spend across the enterprise.

•

Our label products are used in a wide variety of situations: from automobile parking stickers in large cities to furniture tags documenting both regulatory and marketing information.

•

For the banking industry, we offer many Check21 offerings – for onsite or offsite processing.  Check21 systems print Image Replaceable Documents (IRDs) so that checks can be truncated and converted to digital images – speeding and securing the process flow.

•

In healthcare, our Patient Linkup® Enterprise system helps improve information flow across processes while ensuring the integrity of patient information as vital statistics, billing information, diagnoses, prescriptions, and procedures are all routed electronically throughout a hospital system.

•

Across industries, we provide a host of document security solutions to help prevent counterfeiting and other forms of document fraud for everything from checks to automobile titles to birth certificates.

•

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

2001 Restructuring

In 2001, we undertook a significant restructuring effort.  Our analysis indicated that as much as 20% of our customer accounts did not return sufficient margin to justify the levels of investment and overhead required to support them. This low margin business was driving our overall return on capital to a level below our cost of capital.

It was also apparent that Standard Register had many strong attributes, including leadership positions in the hospital and financial services markets, a track record of providing innovative document and workflow solutions valued by our customers, strong cash flow from a diversified base of renewable business, and a very strong financial condition.

We eliminated the portion of our business that we believed could not be improved to provide an acceptable return.  This represented an estimated $250 million of our $1.3 billion in annual revenue.  At the end of 2001, our annual revenue base was reduced to approximately $1.1 billion.  In conjunction with these actions, we targeted, and met, a $125 million reduction in annualized costs, including manufacturing fixed costs, selling, general, and administrative expense, and depreciation.  We closed 25 plants and print centers and although some production capacity was relocated to other locations, overall capacity was reduced by about 30%.  In addition, 149 sales offices and 29 warehouses were either closed or consolidated into other locations.  The closings and consolidations reduced our workforce by 2,330 people, equivalent to 29% of our total workforce at that time.

2003 Restructuring

In 2003, we initiated several restructuring actions to improve utilization and profitability.  We consolidated four printing and service operations within the Print-on-Demand (POD) Services (formerly called Fulfillment Services) segment to form a new regional print-on-demand and fulfillment center in Carrollton, Texas.  Within the Document and Label Solutions segment, we closed a rotary printing plant to trim excess capacity and consolidated several warehouses in response to shifting demand in favor of print-on-demand services.

Within the InSystems segment, we determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, we reduced staffing levels within this segment.  We also relocated our SMARTworks operations and eliminated management and other positions at our corporate headquarters.

2004 Restructuring

In 2004, we initiated several restructuring actions as part of a drive to reduce costs.  We integrated our sales specialist organization with the regional sales organization to improve coordination, resource deployment, and productivity; adjusted our client services model to improve efficiency and went to a shared service model in various administrative areas to reduce costs.  We also outsourced part of our information technology (IT) operations, including hardware management, help desk support, and telecommunications.  As a result of all these actions, we eliminated a number of positions, including four executive officer positions.

In addition, we reduced the workforce and leased office space at our InSystems headquarters.  InSystems had experienced significant declines in their revenues and margins in recent periods, and we elected to reduce costs and refocus attention on InSystems’ key product lines.

You can read additional information related to these restructuring actions in Note 4 “Restructuring and Asset Impairment Charges” in the Notes to Consolidated Financial Statements.

2004 Realignment

In fiscal 2004, we reclassified certain operating segments included in our reportable segments to reflect the revised organizational structure of the Company.  SMARTworks, previously a wholly owned subsidiary, was merged and became part of our corporate center.  The Document Systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, previously part of Document and Label Solutions and now a new operating segment, is aggregated with International and PathForward into Other.  Digital Solutions, previously included with our corporate center, is now a reportable segment.  Our four reportable segments are Document and Label Solutions, POD Services, InSystems, and Digital Solutions.

You can read additional information related to the revenues, operating profit, identifiable assets, and capital expenditures of each business segment for years 2002 through 2004 in Note 19 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Our Business Segments

DOCUMENT AND LABEL SOLUTIONS

Products and Services - Document and Label Solutions accounted for 69.0%, 69.5%, and 71.4% of our consolidated revenues in 2004, 2003, and 2002.  In this segment, we offer custom printed documents and labels, integrated document systems, business supplies, and distribution services that help customers manage their business information and transact with their customers and suppliers.   Our primary markets are large- and middle-market companies in the healthcare, financial services, manufacturing, and distribution/logistics industries.  Our wide array of products, services, and integrated solutions include the following:

•

Document design

•

Custom printed business documents (continuous, roll, sheeted and multi-part documents produced on web presses)

•

Secure documents and security services (checks, birth certificates, automobile titles, etc.)

•

Document warehousing and distribution services

•

Custom and stock label products, including form/label combinations and bar-code label solutions

•

Document processing software, hardware and systems integration

•

Business supplies.

These products and services are used for financial transactions, inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.   Our Document Systems group focuses on hardware and software solutions for negotiable and secure document output in insurance, banking, healthcare and other markets.

We are one of the leading producers of custom pressure-sensitive labels in the United States. We produce flexographic, screen and offset printed labels, bar code labels, compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Our custom label solutions help our customers improve their operational performance by reducing cycle time, error rate, and processing costs.

Market Trends - Excess production capacity and price competition are prevalent in the Document and Label Solutions segment.  The introduction of alternative technologies has reduced industry demand for traditional custom printed business documents, while a very competitive market has led to price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies and offer an increasing array of application software and professional services.

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

Other market trends include:

•

Organizations believe that documents that touch their customers are strategic to their business

•

Customers are migrating to single source suppliers

•

Paper-based documents and workflow are increasingly being automated and migrated to digital form

•

Industry consolidation is creating larger printing companies

•

Demand for Radio Frequency Identification, linerless, laser, thermal, and on-press adhesives is increasing

•

Media recommendations by printer manufacturers are influencing designs

•

Customers are buying labels as part of a package with printers, software, and services

•

Customers are increasing their use of variable data

•

Use of removable adhesive is growing

•

Electronic commerce is driving an increase in shipping-label demand as more businesses and individuals buy goods on line.

Competition - Our principal competitors include R. R. Donnelley & Sons Company and The Relizon Company.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, brokers and distributors.  We believe we have several strategic advantages over our competitors including:

•

We are recognized as a leader in secure documents (particularly in the healthcare and financial services markets)

•

We have knowledge and experience in document workflow management, a strong national reputation, excellent domestic geographic coverage, and a complete line of products from paper to digital.

Backlog - Document and Label Solutions’ backlog of custom printing orders at January 30, 2005, was approximately $47.3 million compared to $44.2 million at January 23, 2004.  We expect to fill all orders in 2005.

POD SERVICES

Products and Services - POD Services accounted for 27.0%, 26.4%, and 25.5% of our consolidated revenues in 2004, 2003, and 2002.  POD Services provides our customers a portfolio of custom print products and related services – producing static, versioned and variable printed documents when the customer wants them, where they want them and in the quantity they desire.  We help our customers communicate more effectively with their customers by providing customized information and marketing materials.  We focus on outsourcing products and services that primarily serve large- and middle-market companies in the financial services, healthcare, and commercial industries.  The types of products and services we offer include:

•

High-end digital color or black/white

•

Variable data printing

•

DesignonDemand™

•

Dynamic Communications™

•

Short-run, quick print production (print on demand) and related bindery and finishing operations

•

Billing and statement solutions

•

Electronic document presentment

•

One-to-one marketing communications (variable print-on-demand)

•

Web-based “information request” fulfillment

•

Customer information kits and mailing services (cards, policies, statements, manuals, etc.)

•

Envelopes.

Market Trends - We expect the overall market for document outsourcing and POD to grow as companies seek outside help in creating and delivering more impactful business communications while reducing print inventory levels and related costs.  The POD market is one that permeates all industries and is a natural extension of our core business because it is a transaction-intensive market that we already serve with our core products.  Increasingly, companies strive to reach their customers with targeted, customized, and personalized messages in order to maximize their sales and marketing investments.  The ability to print and distribute these communications on demand will also fuel growth in this area.  Our focus remains on growing digital color in support of the print-on-demand business.

Competition - Our principal competitors include R. R. Donnelley & Sons Company, Kinko’s, and Xerox.

Backlog - POD Service’s backlog of orders at January 30, 2005, was approximately $5.5 million compared to $10.1 million at January 23, 2004.  We expect to fill all orders in 2005.

INSYSTEMS

Products and Services - InSystems accounted for 1.3%, 2.1%, and 1.2% of our consolidated revenues in 2004, 2003 and 2002.  InSystems specializes in complex document and compliance automation for insurance and financial services.    Our solutions allow companies to achieve operational excellence by automating the creation, management, and multi-channel distribution of customized documents, and streamlining the product development and regulatory filing processes.  Our solutions give business users more control, with less dependence on IT resources.

The types of products and solutions we offer include:

•

InSystems Calligo™

InSystems Calligo™ is a family of integrated document automation software solutions for organizations that need to create, manage and distribute complex, highly personalized, error-free documents.

•

InSystems Tracker

InSystems Tracker is a compliance software application that automates the product development and state compliance filing process, enabling insurance organizations to bring new products to market faster, lower their operating costs, and reduce market conduct exposure and possible fines.  InSystems Tracker is integrated with the National Association of Insurance Commissioners (NAIC) System for Electronic Rate and Form Filings (SERFF) enabling end-to-end electronic state filing.

•

Services

Our professional services group provides a broad range of services to assist in implementation and deployment of its software solutions.  Service categories include product-specific services, integration services and Internet services.

Market Trends - We focus on the financial services industry.  Industry analysts predict modest growth in information technology spending for financial services organizations in general and specifically for insurance, with expected increases of at least 5% forecast for the year ahead. These industries have historically been highly information technology intensive with an above average 5-8% of revenues being spent on information technology.  Market trends include increased emphasis on regulatory compliance, pressures to accelerate bringing new products to market, security, customer and distribution channel loyalty, and the migration from paper to digital solutions.

Competition - Our competitors include in-house development by insurance companies and other companies that offer document automation and document management solutions, such as Docucorp and Document Sciences Corporation.

Backlog - Our backlog of professional services and software maintenance contracted for, but not yet performed, as of January 30, 2005, is approximately $6.4 million, compared to $7.2 million as of January 23, 2004.  Of this, approximately $1.4 million is not expected to be realized in 2005.

DIGITAL SOLUTIONS

Products and Services - Digital Solutions offers a suite of intelligent, integrated solutions including an innovative digital pen and paper technology.  Aimed at streamlining workflow and improving efficiency, the new ExpeData™ digital pen and paper technology gives organizations the ability to capture information simply and naturally -- as it is handwritten -- automatically converting the writing into a digital format, verifying it and making it available to back-end systems such as customer relationship management, inventory management and patient records. This new technology also can authenticate signatures and create a fully indexed image of the document, which can be retained in a digital repository for subsequent retrieval and usage.

This technology combines the flexibility and simplicity of paper with the power of digital technology to help customers reduce the cost and time associated with data entry, mailing, scanning and indexing.  It also helps customers establish greater accountability and control by providing an exact image of the handwritten document and a secure audit trail.  Leveraging our business process management expertise, state-of-the-art printing operations and enabling technology, we are able to tailor solutions to specific customer needs.

Market Trends - We have commenced the pilot process of the Digital Information Solution and anticipate it will be commercially available in the pharmaceutical market in early 2005.

Competition - In the emerging marketplace for digital solutions, there are offerings similar to our solutions by companies such as Hewlett Packard, as well as some smaller companies in the United States and Europe.  There are, however, no clear leaders in the marketplace.

Backlog - There was no backlog for Digital Solutions’ orders at January 30, 2005.

OTHER

Our Other segment includes PathForward, Commercial Print and International.

PathForward offers comprehensive consulting services to help customers reduce costs, improve efficiency, and increase revenue.  Our solutions focus on designing enterprise document strategies, along with providing software integration and implementation services, and sourcing management.  PathForward develops and implements enterprise-wide strategies that include (1) analyzing, mapping and reengineering document workflow, (2) benchmarking and improving on-site print and data center operations, and (3) helping companies negotiate and implement fact-based output sourcing and technology (hardware and software) investment decisions.

Commercial Print includes output such as direct mail, marketing collateral, catalogs, books, business cards, stationery and envelopes, etc.  We offer a comprehensive support infrastructure to re-engineer the entire print-related supply chain providing alignment to customer objectives - be they to reduce costs, or improve the effectiveness of what gets printed. We help customers drive benefits across the business document lifecycle to gain control over the print procurement process and achieve best-of-class pricing and service levels.  Our Commercial Print offering is a true partnership; helping suppliers fill “available” press time while managing the supplier to a customer’s best financial interest.  By preserving a vendor-agnostic approach, and with no owned commercial print infrastructure to support, we are well positioned to manage our customer’s enterprise print spend to their best advantage.

Our International business segment generates revenue through various revenue streams including membership fees and royalties from its Global Print Network members, products and services sold to international associates, license fees, professional services, and patent royalties.  We have a 40% equity interest in a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V. located in Mexico and known as Label Solutions, S. de R.L. de C.V.  The joint venture manufactures and sells label products, and performs subcontracted manufacturing for the Company.  We do not receive a material portion of our revenues or net income from sales to foreign customers.

Marketing and Distribution

We utilize several sales channels that are devoted to selling a variety of Document Management and Label Solutions and POD Services products as part of an enterprise solution or single product offering.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

•

A geographical based, direct sales channel that focuses on the retention, expansion and acquisition of primarily middle-market to larger accounts across all industries that we serve

•

A strategic account sales organization that serves those customers that buy a breadth of our products and views the Company as a partner in the development of their enterprise business solutions.  These customers tend to be in the financial, manufacturing and distribution/logistics segments

•

An inside sales channel that is focused on the retention and expansion of business supplies and specialized product offerings targeted to smaller accounts or remote geographies where our direct sales force cannot be cost effective

•

A business development group that focus on the acquisition of new business

•

A healthcare sales group that supports our direct sales channel.  This group also directs the sale of and provides specialized support for selling software and systems integration

•

A technical sales group that supports our direct and strategic accounts sales organizations in the expansion and acquisition of POD products, professional consulting services, and commercial print applications to our larger accounts.

In addition to the above sales channels focused on our Document Management and Label Solutions and POD Services products, we employ a direct sales channel to sell and support InSystems product offerings.  We support our sales channels with a centralized marketing organization that provides product support, strategic marketing, alliance development, and marketing communications.  In addition, we utilize a direct client care organization that uses customer relationship management systems to improve sales productivity by automating repetitive and administrative tasks, reducing selling costs, and enhancing account management.  We plan to continue to invest in strategic marketing tools to help in our account management and satisfaction systems, one-to-one marketing, and e-business efforts.

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

Research and Development

During 2004, we spent $12.9 million on research and development compared to $17.2 million and $17.9 million in 2003 and 2002.  Research and development is primarily focused on two areas: the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

Intellectual Property

We have many patents related to documents, equipment, systems, labels, and security products that provide a competitive advantage or which generate license income.  None of these, individually, have a material effect upon the business.

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

Employees

At January 2, 2005, we had approximately 4,100 employees compared to 5,000 at December 28, 2003, and 5,700 at December 29, 2002.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  Because such statements deal with future events, they are subject to various risks and uncertainties and actual results for fiscal year 2005 and beyond could differ materially from the Company’s current expectations.  Forward-looking statements are identified by words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  Factors that could cause the Company’s results to differ materially from those expressed in forward-looking statements include, without limitation, variation in demand and acceptance of the Company’s products and services, the frequency, magnitude, and timing of paper and other raw material price changes, general business and economic conditions beyond the Company’s control, timing of the completion and integration of acquisitions, the consequences of competitive factors in the marketplace, ability to retain large customer contracts, the Company’s success in attracting and retaining key personnel, and the effect of alternative technologies on the Company’s traditional product offerings.  The Company undertakes no obligation to update forward-looking statements as a result of new information since these statements may no longer be accurate or timely.

We caution you that the following risks and factors, and those other business risks discussed elsewhere in this report, could cause our actual results to differ materially from those included in forward-looking statements.

Variation in demand and acceptance of our products and services

We have a wide array of products and services—from printed products to digital solutions to managed services.  Our custom-printed single- and multiple-part business forms represent mature products that are in decline as companies increasingly adopt electronic forms and other e-business solutions.  These declines could be offset by capturing increased market share in the traditional document label business and generating new revenue through solutions such as print-on-demand, document automation software and print managed services.  Demand for our new offerings will vary by customer and industry, depending on their technological advancement and business priorities.

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

Available Information

Our Internet website is www.standardregister.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC.  You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, E-mail: investor@standardregister.com, phone: 1-937-221-1304. You can also obtain these reports and other information, free of charge, at www.sec.gov.  You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.

We are not including the information contained in our website as part of, or incorporating it by reference into, the Annual Report on Form 10-K.

Item 2 - PROPERTIES

Our corporate offices are located in Dayton, Ohio.  InSystems is located in Toronto, Ontario, Canada.  The following table is a list of our major production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document and Label Solutions	Continuous, Form Labels
Middlebury, Vermont	115,698	Document and Label Solutions	Continuous, Form Labels, 50“ Rolls
Murfreesboro, Tennessee	82,209	Document and Label Solutions	Short-run Continuous
Salisbury, Maryland	114,607	Document and Label Solutions	Continuous, Form Labels, 50“ Rolls
Shelbyville, Indiana	60,930	Document and Label Solutions	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document and Label Solutions	Zipset, MICR Cut Sheet, Laser Forms
Radcliff, Kentucky	79,000	Document and Label Solutions	Custom, Matchweb, Doculabel II
Tampa, Florida	39,634	Document and Label Solutions	Custom, Rolls
Terre Haute, Indiana	53,757	Document and Label Solutions	Custom, Specialty
Charlotte, North Carolina	57,191	POD Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	41,949	POD Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	POD Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	POD Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; and Tolland, Connecticut are leased facilities.  In addition, we operate 22 smaller Stanfast Print Centers.  In most cases these facilities are located in major metropolitan cities in the United States and are leased.

Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.  Utilization by press varies significantly, averaging an estimated 58% overall.  We believe our production facilities are suitable and can meet our future production needs.

Item 3 - LEGAL PROCEEDINGS

a)

We have no material claims or litigation pending against us.

b)

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

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages as of January 30, 2005, their current titles, and any positions they held during at least the last five years:

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	55	Vice President, Chief Marketing Officer. Ms. Beladi has served in this position since January 2004, having previously served as Vice President, Business Development, from January 2000 to December 2003. Prior to January 2000, she held positions as Associate Vice President, Corporate Planning and Development, and Director of Business Planning.	2000
Craig J. Brown	55	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Robert J. Crescenzi	54	Vice President, Operational Excellence. Mr. Crescenzi has served in this position since January 2001. Prior to joining Standard Register, he was Vice President of Customer Satisfaction and Quality at Compaq Corporation from 1997 through 2000.	2001
Paul H. Granzow	77	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Kathryn A. Lamme	58	Vice President, General Counsel and Secretary. Ms. Lamme was appointed to this position in April 2002, having previously served as Vice President, Secretary and Deputy General Counsel of Standard Register from April 1998 to April 2002.	1998

Joseph P. Morgan, Jr.	45

Vice President, Chief Technology Officer.  Mr. Morgan has served in this position since January 2003, having previously served as President and Chief Executive Officer of SMARTworks, LLC., from July 2001 to December 2002.  Prior to joining Standard Register, from January 2001 to July 2001, he was President and Chief Executive Officer of Transvision, Inc.  Mr. Morgan served as President and Chief Operating Officer of eflatbed.com from February 2000 to January 2001, and was also Executive Vice President of Quadivius, Inc., the holding company for eflatbed.com, from August 2000 to January 2001.  From November 1999 to February 2000, Mr. Morgan was principal of J.P. Morgan, Consulting.

			2003
Dennis L. Rediker	61	President and Chief Executive Officer. Mr. Rediker has served in his current position since June 2000. Prior to joining Standard Register, he was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys in 1999 and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the pleasure of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(a)

Market Price

The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share

2004
Quarter	Dividend	High	Low	Last
1st	$ 0.23	$ 20.00	$ 14.85	$ 15.29
2nd	$ 0.23	$ 16.40	$ 11.09	$ 11.48
3rd	$ 0.23	$ 12.19	$ 10.27	$ 10.49
4th	$ 0.23	$ 14.35	$ 10.14	$ 14.12
2003
Quarter	Dividend	High	Low	Last
1st	$ 0.23	$ 20.16	$ 13.25	$ 14.65
2nd	$ 0.23	$ 18.91	$ 14.07	$ 16.61
3rd	$ 0.23	$ 18.65	$ 16.10	$ 16.84
4th	$ 0.23	$ 18.17	$ 15.12	$ 16.46

(b)

Approximate Number of Holders of Common Stock

On January 30, 2005, there were approximately 2,738 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

(c)

Dividend Policy

We expect to continue paying quarterly cash dividends in the future; however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.

Information regarding our equity compensation plans is in Item 12 on page 73 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA
THE STANDARD REGISTER COMPANY
SIX YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2004 (a, b)	2003 (a)	2002 (a,c)	2001 (a)	2000 (a)	1999(a,d,e)
SUMMARY OF OPERATIONS
Revenue	$ 890,249	$ 894,270	$ 1,003,676	$ 1,151,142	$ 1,326,188	$ 1,354,754
Cost of sales	565,980	552,867	601,252	750,676	864,387	857,213
Gross margin	324,269	341,403	402,424	400,466	461,801	497,541
Research and development	12,900	17,236	17,865	14,385	10,289	8,875
Selling, general and administrative	276,995	300,598	274,915	304,499	354,542	344,388
Depreciation and amortization	42,909	46,145	46,451	45,063	54,476	50,858
Goodwill impairment	47,059	-	-	-	-	-
Asset impairments	1,418	15,910	-	41,512	80,738	-
Restructuring charges (reversals)	13,609	19,951	(1,837)	64,038	14,064	-
Interest expense	2,646	4,055	13,324	12,755	12,691	13,850
Investment and other income (expense)	209	982	(605)	3,171	2,750	1,878
Income taxes (benefit)	(28,362)	(23,533)	20,903	(32,702)	(23,794)	30,526
Income (loss) from continuing
operations	(44,696)	(37,977)	30,198	(45,913)	(38,455)	50,922
Income (loss) from discontinued
operations	1,658	(1,090)	2,383	2,592	3,659	4,309
Gain on sale of discontinued
operations	12,820	-	-	-	-	15,670
Net income (loss)	$ (30,218)	$ (39,067)	$ 32,581	$ (43,321)	$ (34,796)	$ 70,901

DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ (1.57)	$ (1.34)	$ 1.06	$ (1.66)	$ (1.40)	$ 1.81
Income (loss) from discontinued
operations	0.06	(0.04)	0.08	0.09	0.13	0.15
Gain on sale of discontinued
operations	0.45	-	-	-	-	0.56
Net income (loss)	$ (1.06)	$ (1.38)	$ 1.14	$ (1.57)	$ (1.27)	$ 2.52

Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.88
Shareholders' equity	$ 7.21	$ 8.73	$ 11.10	$ 15.03	$ 17.70	$ 19.81

YEAR-END FINANCIAL DATA
Current ratio	1.3 to 1	2.8 to 1	3.6 to 1	3.9 to 1	4.3 to 1	4.2 to 1
Working capital	$ 63,216	$ 184,083	$ 283,096	$ 362,917	$ 367,106	$ 363,643
Plant and equipment	$ 147,160	$ 165,538	$ 206,222	$ 225,216	$ 307,771	$ 328,143
Total assets	$ 542,973	$ 628,957	$ 754,864	$ 837,783	$ 894,147	$ 961,639
Long-term debt	$ 867	$ 125,000	$ 200,010	$ 202,300	$ 202,930	$ 203,520
Shareholders' equity	$ 205,405	$ 248,588	$ 312,480	$ 415,290	$ 488,142	$ 541,731

OTHER DATA
Number of shares
outstanding at year-end	28,494,239	28,468,455	28,145,272	27,634,864	27,575,804	27,339,452
Number of employees	4,070	5,028	5,681	5,692	8,022	8,208
Capital expenditures	$23,228	$18,343	$28,220	$25,647	$65,792	$67,567

(a) Reflects income (losses) from discontinued operations as a result of the sale of the equipment service business on December 31, 2004.
(b) Reflects the gain on sale of the equipment service business on December 31, 2004.
(c) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002 , respectively.
(d) Reflects income (losses) from discontinued operations as a result of the sale of Communicolor on April 1, 1999.
(e) Reflects the gain on sale of Communicolor on April 1, 1999.

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

As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions – from printed documents to consulting to digital solutions - and continue to expand capabilities that help organizations effectively capture, manage, and use information to improve their business results.  Organizations leverage Standard Register’s deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  Our operations include four reportable segments: Document and Label Solutions, POD Services (formerly called Fulfillment Services), InSystems, and Digital Solutions.

Industry challenges – The overall market for most traditional long-run printed business documents will increasingly be marked by unfavorable economic forces.   The industry is currently oversupplied and competing software and Internet technologies will continue to make inroads, eliminating or devaluing the role of many traditional paper forms.  These conditions will contribute to lower unit demand and weaker pricing for many products.  The pace of change is expected to be gradual, but is difficult to predict.

Advances in digital printing will increasingly intrude on the quality and cost advantages historically claimed by conventional long-run offset printing.  For many print applications, this will require the industry to add capital investment and will accelerate the “commoditization” of custom printed documents.  The traditional long-run web print business is evolving toward a digital print on demand business and we will invest and participate in this market.  It is a natural extension of the long-run, web-print business.

Business Challenges – The above industry conditions, combined with some post 2001 restructuring sales productivity issues, resulted in substantial revenue and operating profit decreases in 2002 and 2003.   A realignment of our sales force and other sales initiatives, together with an improving economy, contributed to a more stable revenue picture in 2004.   Future revenue growth in our traditional product segment will require a gain in market share.

Our strategy of expanding our portfolio of products and services to provide for long-term growth requires that we redirect some investment away from traditional capital spending and toward people, technology, and other capabilities, most of which are expensed.  This places additional stress on our near-term profitability, but is aimed at growing digital print-on-demand and other service and technology-based businesses.

By September 2002, the weak stock market and historically low interest rates drove our pension plan from an overfunded to an underfunded position.  The amortization of these past asset and liability losses, although non-cash in nature, has had a significant impact on 2003 and 2004 profits.  Pensions produced earnings in 2002 equal to $0.04 per share, but resulted in annual expense in 2004 equivalent to $0.49 per share.  Pension expense for 2005 is currently estimated at $0.56 per share.

Paper costs have changed little in recent years; however, paper companies instituted three price increases during 2004, reflecting high operating rates at paper mills and escalating energy costs.  It appears that conditions may support additional increases in 2005 for selective materials.  In response, we have increased our target selling prices and have made progress in an attempt to recover the paper cost increases.  With each paper cost increase, we expect margins to worsen initially and to then recover over a period of several quarters as selling price increases are negotiated; however, there is no guarantee that we will be successful.

Our Focus – Our objective is to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to address the large and growing market to provide for digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability, and control over the process are expected to be a strong differentiator.

We intend to continue to bring our customers products and services  that improve their ability to capture, manage, and move information in their business processes.  We also offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.

In addition, we will focus on improving the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  At the end of the first half of 2004, we announced an objective to improve our cost and expense ratios over the next several quarters by a total of five percentage points in relation to revenue.  We have made good progress toward this goal, and if we are successful in recovering paper costs, we expect to achieve this objective by the second half of 2005.

We expect to continue to focus on cash flow and maintain our current strong financial condition.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements.  Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available, and actual results may differ significantly from those estimates.

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions pertaining to impairments is directly reflected in the financial results of the individual segment.  The impact of changes in estimates and assumptions related to pension and postretirement healthcare benefit plans and deferred taxes generally do not affect segment results.

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

Pension and Postretirement Healthcare Benefit Plan Assumptions

We have defined benefit pension plans covering eligible U.S. employees.  We also have a postretirement benefit plan that provides certain healthcare benefits for eligible retired employees.

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

Expected long-term rate of return on plan assets - One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly diversified portfolio consisting primarily of publicly-traded common stocks and fixed-income securities.  We use long-

term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization. The amortization of these differences has and could continue to have a significant effect on net periodic pension cost.

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

We review the assumptions used to account for pension and postretirement healthcare benefit obligations and cost each fiscal year-end.

Weighted-average Assumptions

Projected benefit obligation	2004	2003	2002
Discount rate	6.00%	6.00%	6.75%
Future compensation increase rate
- current year	3.50%	0.00%	4.00%
- subsequent years	3.50%	3.50%	4.00%

The discount rate used to value pension obligations remained unchanged from the prior year.  Holding all other assumptions constant, a one percent increase or decrease in the discount rate would decrease or increase the pension and postretirement obligation recorded by approximately $58.8 million and $2.9 million, respectively.  A one percent increase in the assumed healthcare cost trend rate would increase the postretirement healthcare benefit obligation recorded by $2.5 million, and a one percent decrease would reduce the obligation by $2.3 million.

Net periodic benefit cost	2004	2003	2002
Discount rate	6.00%	6.75%	7.00%
Expected long-term rate of return on plan assets	8.75%	9.00%	9.50%
Healthcare cost trend rate assumed for next year	9.00%	10.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009	2007

These assumption changes increased 2004 pension and postretirement healthcare benefit cost by $8.1 million and $0.5 million, respectively.  Holding all other assumptions constant, a one percent increase or decrease in the discount rate would increase or decrease pension or postretirement benefit cost by approximately $9.2 million and $0.8 million, respectively.

Amortization of differences between the expected and actual returns on the plan assets, including those resulting from losses in 2002 and 2001, will continue to impact our pension cost.  The long-term rate of return on plan assets that we expect to use to determine fiscal 2005 net periodic pension cost is 8.75%, the same as 2004.  The amortization of past market losses and other probable changes in actuarial assumptions is expected to increase 2005 pension cost by approximately $3.5 million over the 2004 amount.

On December 8, 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The postretirement benefit obligation at December 28, 2003, reflected that we would recognize a 28% subsidy as an offset to plan costs.  The effect was a $9.3 million unrecognized net actuarial gain reflected in the postretirement benefit obligation that will be amortized to income in future periods.  The postretirement benefit cost for 2004 includes a favorable impact of $1.3 million from the effect of the subsidy, including a reduction of $0.6 million of interest cost and a $0.7 million reduction of amortization of the net loss from prior periods.  Postretirement benefit cost for 2003 did not include any impact from the effect of the subsidy.  The 28% subsidy is expected to reduce our prescription drug plan costs by about 600 dollars per individual in 2006 and this amount is expected to increase by the valuation trend rates.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include intangible assets, goodwill, and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important that could trigger an impairment review include, but are not limited to, the following:

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

A loss of key personnel.

Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.

During the second quarter of 2004, we performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.   Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2004 test, we used internal forecasts that were based upon actual results, assuming flat to declining revenue, minimal cost improvement, and substantial gross margin improvement due to a higher mix of more profitable products.  At the time of the 2004 impairment test, the carrying value of net assets for PlanetPrint was $8.3 million.  If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

During the third quarter of 2003, we performed the annual test for goodwill impairment related to the InSystems acquisition. The test was performed at the reporting unit level and was conducted with the assistance of independent valuation consultants.

In estimating expected future cash flows related to the InSystems assets, we used internal forecasts that reflected our assumptions about future sales and profitability.  We used a weighted-average of probable expected future cash flows over a five-year period, discounted using a risk-adjusted discount rate of 9.4%, after considering terminal values.   Our expected future cash flow estimates were based on the strategic direction of InSystems at that time, which included enhancements to document automation software, growth from utilizing the components of the eXterity™ software suite, and growth in the Tracker software product.  These strategic plans included significant research and development expenditures in 2004 and beyond.  We determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.  At the time of the impairment tests, the carrying value of net assets for InSystems was $83.7 million.  If our estimate of expected future cash flows had been 10% lower, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

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

The most critical estimates, in order of significance, used in the impairment test included (1) estimated revenue in year five, (2) the weight of probability given to each business case, (3) the terminal value assumed, (4) the amount of research and development spending, (5) the foreign exchange rate used, and (6) the discount rate applied.  In developing each business case, the estimates were primarily based on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for our document automation software. A 10% change in any one of these assumptions, of which revenue in year five had the most significant impact, would have required us to record an impairment.  At that time, if InSystems was unable to achieve its business plans, the likelihood of future goodwill impairment would have increased.

A significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, we performed an evaluation of the recoverability of InSystems’ goodwill in advance of the annual test that would otherwise have been conducted in the fourth quarter of 2004.

The goodwill impairment test is a two-step process that is performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Under the first step, we calculated the fair value of InSystems based on discounted expected future cash flows, using a risk-adjusted discount rate, and a terminal value based on a multiple of earnings before interest, depreciation, taxes and amortization.  We utilized five-year forecasts that were based on management’s best estimate of future sales, future investments and profitability.  These estimates were based primarily on expected license revenue, service revenue, and maintenance revenue and reflected routine enhancements for its document automation software and a modest recovery in the general economy.  These estimates contained more modest projections for revenue growth and recovery in the insurance market from those used in earlier impairment tests.  These estimates were reviewed and approved by senior management.

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

We retained a third-party valuation firm to assist in calculating the fair values included in the determination of the implied value of goodwill used in the second step of the impairment test.  We concluded that goodwill was impaired, and we recorded an impairment charge of $47.1 million, which represents all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, we performed impairment tests of InSystems’ intangible assets and they were found not to be impaired.

The most critical estimates, in order of significance, used in the impairment test include (1) estimated revenue in year five, (2) the terminal value assumed,  (3) the discount rate applied, and (4) the weight of probability given to each business case.  In developing each business case, the estimates were primarily based on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for our document automation software.  A positive change in any one of these assumptions would have reduced the amount of the impairment recorded.  A 10% increase in our year-five revenue estimate would have increased our total expected future cash flows by approximately $12 million on an undiscounted basis.  A 10% increase in the earnings multiple would have increased our expected future cash flows by approximately $0.3 million on an undiscounted basis.

We cannot predict the occurrence of future impairment triggering events nor the impact such events might have on its reported asset values.  Such events may include strategic decisions made in response to economic conditions relative to operations and the impact of technology, economic conditions, and industry trends on our customer base.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

At January 2, 2005, we have recorded a net deferred tax asset of $103.1 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

The realizability of our deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  As a result of operating losses incurred by InSystems, and uncertainty as to the timing of profitability in future periods, we established valuation allowances of $6.8 million in 2004 and $2.9 million in 2003 for deferred tax assets related to net operating loss carryforwards and other Canadian tax credits that we believe will expire unused.  We also established additional valuation allowances of $1.1 million in 2004 and $1.5 million in 2003 for U.S. capital loss carryforwards that we also believe will not be utilized before the expiration period.  Had we not recorded these allowances, we would have reported a more favorable effective tax rate in 2004 and 2003.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

RESULTS OF OPERATIONS

Two factors that affect the comparability of results of continuing operations include the acquisitions made in 2002 and restructuring and impairment charges in 2003 and 2004.

Acquisitions

On July 2, 2002, we purchased all of the outstanding stock of InSystems Technologies, Inc. (InSystems), a privately-owned company based in Toronto, Ontario, Canada.  On July 12, 2002, we acquired selected assets from PlanetPrint, a business services company headquartered in Minneapolis, Minnesota.  Results of operations from these acquisitions are included in our consolidated financial statements from the date of acquisition.

Restructuring and Asset Impairment

Our 2004 and 2003 restructuring actions are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  As a result, SFAS No.146 may affect the timing of the recognition of costs associated with a restructuring.  SFAS No.146 nullifies Emerging Issues Task Force (EITF) 94-3 which permitted recognition of a liability for such costs at the date of a company’s commitment to an exit plan.  The provisions of EITF 94-3 continue to apply for restructuring actions previously initiated.

Pre-tax components of restructuring expense are as follows:

	2004	2003	2002

2004 Restructuring Actions
Severance and employer related costs	$ 10.1	$ -	$ -
Contract exit and termination costs	1.3	-	-
Implementation costs	0.1	-	-
Total 2004	11.5	-	-

2003 Restructuring Actions
Severance and employer related costs	(0.1)	10.9	-
Contract exit and termination costs	0.2	3.4	-
Implementation costs	0.3	4.1	-
Total 2003	0.4	18.4	-

2001 Restructuring Actions
Severance and employer related costs	-	-	(1.7)
Contract exit and termination costs	1.7	1.6	(0.1)
Total 2001	1.7	1.6	(1.8)

2000 Restructuring Actions
Contract exit and termination costs	-	(0.1)	-
Total 2000	-	(0.1)	-
Total restructuring expense	$ 13.6	$ 19.9	$ (1.8)

2004 Restructuring

In 2004, we initiated several restructuring actions as part of a drive to reduce costs.  We integrated our sales specialist organization with our regional sales organization to improve coordination, resource deployment, and productivity; adjusted our client services model to improve efficiency; and went to a shared service model in various administrative areas to reduce costs.  We also outsourced part of our information technology operations, including hardware management, help desk support, and telecommunications.  As a result of all these actions, we eliminated a significant number of positions, including four executive officer positions.

In addition, we reduced the workforce and leased office space at our InSystems headquarters.  InSystems had experienced significant declines in their revenues and margins in recent periods, and we elected to reduce costs and refocus attention on InSystems’ key product lines.

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.  Approximately $0.4 million of expense was reversed in 2004, a result of lower than expected severance and healthcare benefits for certain associates.  An additional $0.1 million of restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and we have been unable to sublease this facility.

Pre-tax components of 2004 restructuring actions are as follows:

	Total Expense	Total
	Expected	2004
	to be	Restructuring
	Incurred	Expense

Severance and employer related costs	$ 10.2	$ 10.1
Contract termination costs	1.3	1.3
Associated costs	0.1	0.1
	$ 11.6	$ 11.5

BY SEGMENT:
Document and Label Solutions	$ 4.9	$ 4.8
POD Services	0.7	0.7
InSystems	2.6	2.6
Other	3.4	3.4
Total	$ 11.6	$ 11.5

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004
Severance and employer related costs	$ 10.0	$ (6.7)	$ (0.4)	$ 2.9
Contract termination costs	1.3	(0.1)	-	1.2
Other	-	-	-	-
Total	$ 11.3	$ (6.8)	$ (0.4)	$ 4.1

2003 Restructuring

In 2003, we initiated several restructuring actions to improve utilization and profitability.  We consolidated four printing and service operations within the POD Services segment to form a new regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity and several warehouses were consolidated.  Within the InSystems segment, we determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, we reduced staffing levels within this segment.  We also relocated our SMARTworks operations and eliminated management and other positions at our corporate headquarters.

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  Approximately $0.3 million of expense was reversed in 2004, a result of lower than expected utilities and maintenance costs on lease terminations, and $0.1 million was reversed in 2004 from lower than expected severance.  An additional $0.5 million of additional restructuring expense will be recorded through 2006 related to vacated facilities that we have been unable to sublease.

Pre-tax components of the 2003 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.8	$ (0.1)	$ 10.8
Contract termination costs:
Lease obligations	3.1	0.5	2.6
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.1	(0.3)	0.1
Associated costs:
Travel	0.3		0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	2.1	0.3	2.1
Total	$ 19.3	$ 0.4	$ 18.8

BY SEGMENT:
Document and Label Solutions	$ 11.1	$ 0.1	$ 11.1
POD Services	4.9	-	4.4
InSystems	2.2	-	2.2
Other	1.1	0.3	1.1
Total	$ 19.3	$ 0.4	$ 18.8

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004

Severance and	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -
employer related costs
Contract termination
Costs	2.3	(0.8)	-	1.5	(0.9)	-	0.6
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (2.1)	$ (0.1)	$ 0.6

2001 Restructuring

In 2001, we undertook a significant restructuring effort.  The restructuring delivered cost reductions through the reduction of overhead, the consolidation of plants, warehouses, and sales offices, and the elimination of approximately 2,400 positions Company wide.  The restructuring resulted in the closing of 25 production facilities and the consolidation of 149 sales offices and 29 warehouses into other locations.  All actions related to the restructuring were completed in 2002.  Due to the nature of the costs and the duration of the program, estimates of the liability amounts required significant judgment.

Ultimately 2,330 positions were eliminated in 2001, but as a result of voluntary resignations, we paid severance to only 1,985 persons.  An additional 70 were later eliminated during 2002.  We incurred lower than anticipated payments for compliance with the Worker Adjustment and Retraining Notification Act.  Outplacement and stay bonuses were likewise less than originally expected.  These changes resulted in a final reversal of $1.7 million in 2002 to the accrual established for severance and employer related costs.

We were unable to sublease as many of the facilities as expected or to buyout the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Since the liability balance was reduced to zero during 2003, approximately $4.6 million of lease payments are being charged to restructuring expense as incurred through 2006, of which $1.2 million is remaining at January 2, 2005.

2000 Restructuring

In 2003, we reversed $0.1 million of contract exit and termination costs related to a non-cancelable lease obligation that expired in June 2003.

2004 Asset Impairments

At January 2, 2005, we classified a vacant parcel of land in North Carolina with a carrying value of $0.2 million as held for sale in the accompanying Consolidated Balance Sheet.  We expect to sell the land in 2005 and record a gain.  The assets discussed below that were held for sale at December 28, 2003, were sold in 2004, resulting in additional impairment charges of $0.2 million for the POD Services segment.

In order to reduce costs, our InSystems segment sold its Roanoke, Virginia, facility in 2004.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $0.6 million.  We also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47.1 million.  See Note 8 for further discussion of the goodwill impairment test. The POD Services segment also recorded $0.1 million of asset impairment charges related to an intangible asset and the Document and Label Solutions segment recorded asset impairment charges on equipment totaling $0.5 million.

2003 Asset Impairments

At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2.3 million.  These buildings were sold during 2003, resulting in a total gain of $1.1 million in 2003 that was included as a credit to Asset Impairments in the accompanying Consolidated Statements of Income.

In conjunction with the 2003 restructuring actions, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2.5 million of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $1.6 million related to the Document and Label Solutions segment and $0.9 million related to the POD Services segment.

We also identified certain pieces of equipment and two buildings that were closed that we believed could be sold. The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers’ valuations, and offers and bids, resulting in a net impairment charge of $6.8 million.  Of this amount, $5.4 million related to the Document and Label Solutions segment and $1.4 million related to the POD Services segment.  At December 28, 2003, remaining assets held for sale related to the POD Services and Document and Label Solutions segments totaled $1.2 million and $0.9 million, respectively.  We discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to forms-design software that became technologically outdated.  We replaced the software used for forms design to one that is more widely used by our customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense was not material.

PathForward recorded an impairment charge of $1.2 million related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer.  Beginning in the fourth quarter of 2003, the use of this software by the customer ceased as a result of a mutual decision by both the Company and the customer.  We determined there were no alternative uses for this software.

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

This discussion also presents information that excludes restructuring and impairment expense, pension settlement expense, and pension loss amortization.  These financial measures are considered non-GAAP.  Generally a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of these items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2004, 2003, and 2002 refer to the 53-week period ended January 2, 2005 and the 52-week periods ended December 28, 2003 and December 29, 2002.

The table below presents an analysis of operations for each of the respective years:

	2004	2003	2002
Revenue	$890.2	$894.3	$1,003.7
% Change	-0.4%	-10.9%	-12.8%
Gross Margin	324.3	341.4	402.4
% Revenue	36.4%	38.2%	40.1%

SG&A and R&D Expense	289.9	317.8	292.8
Depreciation and Amortization	42.9	46.1	46.4
Asset Impairment	48.5	15.9	-
Restructuring	13.6	20.0	(1.8)
Income (Loss) From Continuing Operations	(70.6)	(58.4)	65.0

Interest Expense	2.7	4.1	13.3
Investment and Other (Income) Expense	(0.2)	(1.0)	0.6
Pretax Income (Loss) from Continuing Operations	(73.1)	(61.5)	51.1
Net Income (Loss) from Continuing Operations	$ (44.7)	$ (37.9)	$ 30.2

Discontinued Operations
Income (Loss) from Discontinued Operations, net of taxes	1.7	(1.1)	2.4
Gain on Sale of Discontinued Operations, net of taxes	12.8	-	-
Net Income (Loss)	$ (30.2)	$ (39.0)	$ 32.6
Earnings (Loss) Per Diluted Share	(1.06)	(1.38)	1.14

Effects to Earnings Per Share
Continuing Operations
Restructuring & Impairment	$ (1.33)	$ (0.78)	$ 0.04
Pension Settlement	-	(0.57)	-
Pension Loss Amortization	(0.37)	(0.20)	-
Other	0.13	0.21	1.02
Total	$ (1.57)	$ (1.34)	$ 1.06

Discontinued Operations
Income (Loss)	$ 0.06	$ (0.04)	$ 0.08
Gain on Sale	0.45	-	-
Total	$ 0.51	$ (0.04)	$ 0.08

Discontinued Operations

In December 2004, we sold our equipment service business to Pitney Bowes for approximately $16.8 million in cash and retained $2.4 million of equipment service business accounts receivable.  The transaction resulted in a gain of $12.8 million after tax, equivalent to $0.45 per share.  That gain, plus the results of operations of that business during 2004, produced earnings of $14.5 million after tax, or $0.51 per share.

The sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the results of operations have been excluded from continuing operations.  Revenue of the equipment service business included in discontinued operations was $22.9 million, $22.1 million, and $24.4 million for 2004, 2003, and 2002.  No interest expense was allocated to discontinued operations.  The following discussion will focus on the results of continuing operations. The Company’s consolidated balance sheet at December 28, 2003 includes $4.0 million in current assets (primarily inventory), $0.1 million of net property and equipment, and $8.7 million in current liabilities (primarily deferred revenue) related to discontinued operations.

Revenue

The table below presents revenue from continuing operations by segment :

	2004		2003		2002
	$	% Change	$	% Change	$	% Change
Document and Label Solutions	$ 614.4	-1.2%	$ 621.7	-13.2%	$ 716.2	-17.3%
POD Services	240.2	1.8%	235.9	-7.9%	256.2	-9.5%
InSystems	11.9	-35.8%	18.6	53.6%	12.1	-
Digital Solutions	0.1	-	-	-	-	-
Other	23.6	30.4%	18.1	-5.7%	19.2	-
Total	$ 890.2	-0.4%	$ 894.3	-10.9%	$ 1,003.7	-12.8%

Fiscal year 2004 contained 53 weeks, compared to 52 weeks for 2003 and 2002.  On a straight-line, pro-rata basis the extra week is equivalent to $17.0 million, increasing 2004 revenue by approximately 1.9% in relation to 2003.  Excluding the extra week, 2004 revenue was down 2.3% from the prior year.

The market for our traditional core Document and Label Solutions (DLS) products and services has been marked by generally unfavorable economic forces, including excess supply and flat to declining demand.  Moreover, paper costs were increased three times in 2004, reversing a prolonged period of benign paper price activity and putting additional pressure on document pricing.  We raised the target prices for our documents and have made good progress in recovering the higher paper costs as the year 2004 progressed.

Following two years of double-digit sales declines attributed in major part to the above market dynamics, a weak economy, and some post 2001 restructuring issues related to sales productivity, revenue in the DLS segment has been relatively stable over the last six quarters.   This improvement is attributed to organizational, incentive, and focus changes made in 2003 and 2004 directed toward an eventual gain in market share.

Sales of our POD Services’ products and services rebounded in 2004, after declines in each of the prior two years.  Since POD Services and DLS rely on the same sales force, many of the same factors identified in the preceding paragraph explain the decrease and subsequent turnaround in this business segment.  Over the three-year timeframe, POD Services has experienced declines in short-run offset print, but growth in digital print, often augmented by software application services aimed at improving customers’ productivity.

Taken as a whole, our DLS and POD Services segments experienced unit growth in 2004 of approximately 1% after adjusting for the extra week.  We estimate that we were able to pass through a significant majority of higher paper costs incurred in 2004 on our existing base of business.  The marketplace continued to be competitive; however, new business in 2004 generally came in at lower margins.

Insystems was acquired in July 2002.  Revenue declined in 2003 as sales of the segment’s new product line failed to materialize, a major customer was lost, and there was a general tightening of the market for software aimed at the insurance industry.  We discontinued the new product line, restructured the segment, and focused on its core products and services.  The installed maintenance base has held up well, but license sales and professional services revenue were lower in 2003 and 2004.  Following the 2004 restructuring, Insystems ended 2004 on a strong note with an increase in new license sales of its core products.

Digital Solutions is in start-up mode and is currently testing market acceptance of its digital pen and paper application with several potential customers.  This is an emerging market and there is not yet any revenue of significance to report.

Other segments in the table above include Commercial Print, PathForward, and International.  The majority of the revenue and increase over the period is attributed to Commercial Print.

Our earnings prospects are heavily dependent on the success of our initiatives to continue to improve the revenue trend.  The changes in sales structure, planning tools, and incentives have placed increased focus on penetrating strategic accounts and vertical markets where we have a strong presence and value proposition.  We expect that 2005 revenue will show modest growth on a 52-week fiscal year basis.

Gross Margin

Gross margin declined from $402.4 million in 2002, to $341.4 million in 2003, to $324.3 million in 2004; it ranged from 40.1% of revenue in 2002 to 36.4% in the most recent year.

The $61.0 million decrease from 2002 to 2003 was primarily a function of the substantial decrease in revenue discussed earlier, including weaker pricing, mitigated by cost savings from restructuring actions taken during the year in DLS, POD Services, Insystems, and the Corporate center.  The more modest $17.1 million decline in 2004, during a period of relative revenue stability, primarily resulted from weaker pricing in some price competitive DLS product segments, the decrease in Insystems revenue, and a slight mix shift in favor of lower margin products.  These unfavorable factors were mitigated by improved margins in the POD Services segment as a result of improved productivity and cost reductions.

SG&A and R&D

The following table identifies several key factors that impacted selling, general, and administrative (SG&A) and research and development (R&D) expense:

	2004	2003	2003
Pension loss amortization	$ 17.4	$ 8.5	$ 0.5
Pension settlement loss	-	25.2	-
Digital Solutions expense	6.5	0.4	-
Other	266.0	283.7	292.3
Total	$ 289.9	$ 317.8	$ 292.8

First, significant levels of pension loss amortization were triggered primarily by back-to-back years of stock market declines in 2001 and 2002, which pushed the pension plan into an under-funded position.  Pension loss amortization in 2005 is expected to be approximately $20.0 million.   Somewhat offsetting the increase is the expected reduction in service cost of approximately $2.0 million due to the fact that beginning in 2005, our qualified pension plan will no longer be available to new participants.  Our 401(k) employee savings plan will be the primary source for retirement savings for employees hired after 2004 and, as a result, expense from the Company’s match will increase .   Second, a pension settlement charge was incurred in 2003 as a result of a large number of employees electing to retire in the face of reductions in force related to the restructuring and a relatively low prevailing interest rate that increased the value of their payouts.  Third, expenses incurred to develop our digital pen and paper offering were significant in 2004, particularly in the absence of revenue for this start-up business.

Excluding these three items, our SG&A and R&D expense has declined as a result of the restructuring actions taken in 2003 and 2004.

Depreciation & Amortization

Depreciation and amortization expense decreased in 2004 primarily as a result of consistently lower capital expenditures in recent years. A decrease would have also been shown for 2003, if not for the full year effect of intangible amortization from the 2002 mid-year acquisition of InSystems.

Interest Expense

Interest expense has trended lower over the three year period, declining from $13.3 million in 2002, to $4.1 million in 2003, to $2.7 million in 2004.  A fixed interest rate swap expired in January 2003, allowing the Company to take advantage of lower prevailing floating interest rates and reducing expense significantly in 2003.  Despite increasing interest rates in 2004, the decrease in borrowing produced a drop in 2004 interest expense.

Pretax Income (Loss) from Continuing Operations

	2004	2003	2002
Restructuring expense	$ (13.6)	$ (19.9)	$ 1.8
Asset impairment expense	(48.5)	(15.9)	-
Pension loss amortization	(17.4)	(8.5)	(0.5)
Pension settlement expense	-	(25.2)	-
Digital Solutions investment	(6.5)	(0.4)	-
All other operations	12.9	8.4	49.8
Total	$ (73.1)	$ (61.5)	$ 51.1

In summary, results of continuing operations before taxes decreased by $112.6 million, from a profit of $51.1 million in 2002, to a loss of $61.5 million in 2003.  Approximately $70.8 million of this decrease is attributed to restructuring, impairment, pension loss amortization, and pension settlement expense.  The balance of the decrease was primarily the result of lower 2003 revenue.

In 2004, restructuring, impairment, and pension loss amortization reduced pretax results by $79.5 million and our investment in development of our digital pen and paper offering subtracted an additional $6.5 million.  Excluding these items, all other operations contributed $12.9 million to pretax earnings, compared to $8.4 million for the prior year.

In July 2004, we announced a goal to increase our operating earnings before restructuring, impairment, and interest expenses by five percentage points in relation to revenue by the second half 2005, using the first half 2004 negative 2.2% as a baseline.  Pretax earnings excluding restructuring and impairment improved in each successive quarter of 2004, and we believe we have made good progress toward our goal.

SEGMENT REPORTING

In fiscal 2004, we reclassified certain operating segments included in our reportable segments to reflect the revised organizational structure of the Company.  SMARTworks, previously a wholly owned subsidiary, was merged and became part of our corporate center.  The Document Systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, previously part of Document and Label Solutions and now a new operating segment, is aggregated with International and PathForward into Other.  Digital Solutions, previously included with our corporate center is now a reportable segment.  Our four reportable segments are Document and Label Solutions, POD Services, InSystems, and Digital Solutions.

The segment discussions that follow include annual operating results from continuing operations, excluding LIFO inventory adjustments, certain components of pension expense, interest income, and interest expense.  Total assets represent those identifiable or allocable to each segment.  The return on assets calculation equals income on operations less income taxes, divided by total assets.

Document and Label Solutions

Document and Label Solutions offers custom printed documents, integrated systems, business supplies, and distribution services that help its customers manage their business information and transact with their customers and suppliers.  This segment also offers identification solutions that improve its customers’ operational performance by reducing cycle time, error rate, and processing costs.  These products and services are used for financial transactions, inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.  Document and Label Solutions also produces custom pressure-sensitive labels, flexographic, screen and offset printed labels, bar code labels, compliance labels, and variable image products that use the latest laser and thermal transfer technology.  This segment comprised about 69.0%, 69.5%, and 71.4% of our consolidated revenues in 2004, 2003, and 2002.

DOCUMENT AND LABEL SOLUTIONS
	2004	2003	2002
Revenue	$ 614.4	$ 621.7	$ 716.2
% Change	-1.2%	-13.2%
Income (Loss) from Operations*	$ 15.8	$ (21.3)	$ 65.6
% Revenue	2.6%	-3.4%	9.2%
Income from Operations, excluding Restructuring,
Asset Impairment, and Pension Settlement	$ 21.2	$ 15.0	$ 65.6
% Revenue	3.5%	2.4%	9.2%
Total Assets	$ 260.0
% Return on Assets	3.6%
* 2004 operating income includes $4.9 million and $0.5 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $11.6 million and $9.1 million of restructuring and asset impairment charges, respectively and $15.6 million of pension settlement expense.

The market for DLS products and services has been marked by generally unfavorable economic forces, including excess supply and flat to declining demand.  Moreover, paper costs were increased three times in 2004, reversing a prolonged period of benign paper price activity and putting additional pressure on document pricing.  We raised the target prices for DLS products and have made good progress in recovering the higher paper costs as the year 2004 progressed.

After two years of double-digit sales declines attributed in major part to the above market dynamics, a weak economy, and some post 2001 restructuring issues related to sales productivity, revenue in this segment has been relatively stable over the last six quarters.  This improvement is attributed to organizational, incentive, and focus changes made in 2003 and 2004 directed toward an eventual gain in market share.

Operating profit in 2003 and 2004 was reduced for restructuring and impairment expenses, and a pension settlement charge was reported in 2003, as indicated in the table above.  Excluding these items, operating profit decreased from $65.6 million in 2002 to $15.0 million and $21.2 million in the two succeeding years.

The $50.6 million decrease in 2003 operating results was primarily due to the loss of contribution margin on the $94.5 million reduction in revenue; of this amount, approximately $9.0 million was attributed to weaker pricing with the balance due to lower unit sales.

In 2004, higher paper costs, lower margins on the mix of new business, and lower revenue pushed gross margins lower versus the prior year despite a one-time $2.8 million supplier rebate received in the first quarter of the year.  The lower gross margin was more than offset, however, by a reduction in operating expenses that produced a net increase in annual operating profit excluding the restructuring and impairment expenses.

POD Services

POD Services provides our customers a portfolio of custom print products and related services – producing static, versioned, and variable printed documents when the customer wants them, where they want them, and in the quantity they desire.  They help our customers communicate more effectively with their customers by providing customized information and marketing materials.  This business segment focuses on outsourcing products and services that primarily serve large-and middle-market companies in the financial services, healthcare, and commercial industries.  The types of products and services this segment offers include high-end digital color or black/white, short-run, quick print production (print-on- demand), billing and statement solutions, one-to-one marketing communications (variable print-on-demand), web-based “information request” fulfillment, and customer information kits (cards, policies, statements, manuals, etc.).  This segment accounted for 27.0%, 26.4%, and 25.5% of our consolidated revenues in 2004, 2003, and 2002.

POD SERVICES
	2004	2003	2002
Revenue	$ 240.2	$ 235.9	$ 256.2
% Change	1.8%	-7.9%
Income (Loss) from Operations*	$ 1.7	$ (14.5)	$ 8.8
% Revenue	0.7%	-6.1%	3.4%
Income (Loss) from Operations Excluding Restructuring,
Asset Impairment, and Pension Settlement	$ 2.6	$ (1.7)	$ 8.8
% Revenue	1.1%	-0.7%	3.4%
Total Assets	$ 70.7
% Return on Assets	1.4%
* 2004 operating income includes $0.6 million and $0.3 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $4.4 million and $2.2 million of restructuring and asset impairment charges, respectively and $6.2 million of pension settlement expense.

Sales of POD Services’ products and services rebounded in 2004, after declines in each of the prior two years attributed to relatively weak economic activity and the aforementioned post 2001 restructuring issues related to sales productivity.  A relatively stable revenue pattern over the last eight quarters can be attributed to structural changes in the sales organization, changes in sales incentives, and a sharpened focus during 2003 and 2004.

Over the three-year timeframe, POD Services has experienced declines in short-run offset print, but has seen growth in digital print and software services aimed at improving customers’ productivity and reducing cost.

The decrease in 2003 operating profit can be traced primarily to the reduction in revenue.  The improvement in 2004 is attributed to the higher revenue, cost reductions in the plants, and lower operating expenses.

InSystems

InSystems specializes in complex document and compliance automation for insurance and financial services.  Its solutions allow companies to achieve operational excellence by automating the creation, management, and multi-channel distribution of customized documents, and streamlining the product development and regulatory filing processes.  InSystems’ solutions give business users more control with less dependence on IT resources.

INSYSTEMS
	2004	2003	2002
Revenue	$ 11.9	$ 18.6	$ 12.1
% Change	-35.8%	53.6%
Loss from Operations*	$ (59.6)	$ (15.0)	$ (1.9)
% Revenue	-500.0%	-81.0%	-15.6%
Loss from Operations Excluding
Restructuring and Impairment	$ (9.4)	$ (8.9)	$ (1.9)
% Revenue	-78.6%	-47.7%	-15.6%
Total Assets	$ 29.6
% Return on Assets	-30.5%
* 2004 operating loss includes $2.6 million and $47.6 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $1.7 million and $4.4 million of restructuring and asset impairment charges, respectively.

InSystems was acquired in July 2002.  Revenue declined in 2003 and 2004 as sales of the segment’s new product line failed to materialize, a major customer was lost to an acquisition, and there was a general tightening of the market for insurance industry application software.  The Company discontinued the new product line, restructured the segment, and focused on its core products and services where it saw a market opportunity.

The installed maintenance base held up well through this period, but sales of new licenses and related professional services were lower in 2003 and 2004 and the operating deficit widened.   The results of operations shown above for 2004 include non-cash charges of $4.7 million of amortization of intangible assets and software development costs and $0.9 million of depreciation.

InSystems ended 2004 on a strong note with a pick-up in new license sales and positive cash flow (operating profit plus non-cash charges) for the fourth quarter.

Digital Solutions

Digital Solutions is a new business unit that offers a suite of intelligent, integrated solutions including an innovative digital pen and paper technology.  Aimed at streamlining workflow and improving efficiency, the new ExpeData™ digital pen and paper technology gives organizations the ability to capture information simply and naturally, automatically converting the writing into a digital format, verifying it and making it available to back-end systems.  This new technology also can authenticate signatures and create a fully indexed image of the document, which can be retained in a digital repository for subsequent retrieval and usage.  This technology combines the flexibility and simplicity of paper with the power of digital technology to help customers reduce the cost and time associated with data entry, mailing, scanning and indexing.

DIGITAL SOLUTIONS
	2004	2003	2002
Revenue	$ 0.1	$ -	$ -
Loss from Operations	$ (6.5)	$ (0.4)	$ -
Total Assets	$ 2.1

Digital Solutions is in start-up mode and is currently testing market acceptance of its digital pen and paper application with several potential customers.

Expenses incurred in 2004 to develop our digital pen and paper offering and establish a sales channel and customer pipeline were $6.5 million.  Management believes it has a strong position in this emerging market and pilot testing has gone well, but market size and acceptance is difficult to predict at this stage.

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows, an analysis of our net investment and capital structure, and a summary of our significant contractual obligations.

This discussion also presents financial measures that are considered non-GAAP.  Generally a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  We believe that this information will enhance an overall understanding of our cash flows.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2004	2003	2002
Net cash provided by operating activities	41.9	64.9	103.2
Acquisitions	(1.5)	-	(99.1)
Capital expenditures	(23.2)	(18.3)	(28.2)
Proceeds from sale of plant and equipment	3.2	8.2	10.0
Proceeds from sale of discontinued operations	16.8	-	-
Proceeds from (additions to) investments	(0.2)	1.0	(5.0)
Net cash used for investing activities	(4.9)	(9.1)	(122.3)
Debt payments	(45.3)	(77.6)	(2.1)
Dividends paid	(26.2)	(26.1)	(25.9)
Proceeds from issuance of common stock	1.0	1.6	6.3
Net cash used for financing activities	(70.5)	(102.1)	(21.7)
Exchange rate differences	0.6	0.7	(0.1)
Net cash flow	$ (32.9)	$ (45.6)	$ (40.9)

The following table identifies the major categories of items that have had a significant impact on cash flow over the last three years:

	2004	2003	2002
Change in cash balance per Statement of Cash Flows	$ (32.9)	$ (45.6)	$ (40.9)
Debt payments	45.3	77.6	2.1
Cash flow before debt payments	12.4	32.0	(38.8)

Eliminate effect of special items
Acquisitions	1.5	-	99.1
Restructuring spending	11.7	19.7	11.0
Sale of assets	(20.0)	(8.2)	(10.0)
Cash flow before debt payments and special items	$ 5.6	$ 43.5	$ 61.3

Contribution of selected items to above
Capital expenditures	(23.2)	(18.3)	(28.2)
Dividend payments	(26.2)	(26.1)	(25.9)
Contributions to defined benefit plan	(10.0)	(20.0)	(17.5)
All other cash flow	65.0	107.9	132.9
Total	$ 5.6	$ 43.5	$ 61.3

Although the balance of cash and short-term investments decreased in each successive year, much of the cash was utilized to pay down debt borrowed under the revolving credit agreement, and the Company’s cash flow prior to debt payments was positive in years 2003 and 2004.

We have undertaken several actions designed to alter the structure of the Company.  Acquisitions played a major role in 2002 and a minor role in 2004, as indicated above.  Expenditures for restructuring were also significant in all three years, as we have endeavored to reduce future operating costs and dispose of excess assets.  We also elected to sell our equipment service business in 2004.  Excluding these restructuring related items, cash flow has been positive in all three years, as indicated above.  Although a small amount of future expenditures are expected to flow from past restructuring actions, it is difficult to predict future expenditures of this type.

Capital expenditures were $23.2 million in 2004, generally in line with the average spending for the previous three years. Expenditures for 2005 are projected at $25 million to $28 million with an emphasis on developing our POD Services technology and production capacities.

Dividend payments have remained steady at approximately $26.0 million per year.  Our defined benefit plan has been under-funded since late 2002.  We expect to close the gap over a period of several years with a combination of earnings from investments and company contributions.  We funded $20 million and $17.5 million of pension plan contributions in

2004 and 2003.  Although we do not have a mandatory funding requirement in 2005, we currently plan to contribute $10 million.

Cash flow from operations in years 2002 and 2003 was stronger than in 2004, primarily because the significant reductions in revenue in those years produced lower working capital requirements.  Accounts receivable and inventories decreased by $48.8 million and $40.4 million in 2002 and 2003, respectively.  This contrasts with 2004, where revenue was relatively unchanged from the prior year, and accounts receivable and inventories rose by $7.2 million on the strength of fourth quarter 2004 revenue.

Net Investment and Capital Structure

NET INVESTMENT	January 2,	December 28,
	2005	2003
Accounts and Notes Receivable	$ 128.4	$ 125.9
Inventories	51.8	49.8
Prepaid Expense	11.4	13.5
Deferred Income Taxes	16.6	17.7
Accounts Payable and Accruals	(103.7)	(97.0)
Net Current Assets excluding Cash, Debt and Accrued Restructuring	104.5	109.9
Turnover	9.0x	8.0x
Accrued Restructuring	(4.8)	(2.8)
Capital Assets, net	147.2	165.5
Capital Expenditures	(23.2)	(18.3)
Depreciation	37.5	41.0

Goodwill, Software, and Intangibles	19.7	68.6
Retiree Healthcare Liability	(46.8)	(49.8)
Pension Liability	(83.3)	(89.6)
Long-term Deferred Tax Asset	86.5	74.2
Other Long-term Net Assets	19.7	20.6
Total	$ 242.7	$ 296.6

CAPITAL STRUCTURE
Total Debt	$ 81.4	$ 125.0
Less Cash and Short-term Investments	44.1	77.0
Net Debt	37.3	48.0
Equity	205.4	248.6
Total	$ 242.7	$ 296.6
Net Debt:Total Capital	15%	16%

The management of working capital continued to improve in 2004 as indicated by the increase in the turnover of net current assets (excluding cash, debt and accrued restructuring) from 8.0x in 2003 to 9.0x in 2004.  The turnover calculation divides fourth quarter’s revenue times four by the ending balance of net current assets.

Excluding the asset impairment charges in 2004, the net book value of capital assets decreased $16.9 million, primarily reflecting a $14.3 million gap between the $23.2 million of capital spending and $37.5 million in annual depreciation.  The balance is expected to decrease further in 2005 as an estimated $34.0 million in depreciation will once again exceed capital spending, currently estimated at $25 to $28 million.

Total debt was $81.4 million, as we made $45.3 million in debt repayments in 2004.  Cash decreased $32.9 million from $77.0 million at the beginning of 2004 to $44.1 million at January 2, 2005, primarily as a result of the debt repayments, pension contributions, and restructuring payments.  Net debt (total debt less cash and cash equivalents) was $37.3 million at January 2, 2005, compared to $48.0 million at December 28, 2003.  Our strong financial condition is illustrated by the 15% ratio of net debt to total capital at January 2, 2005.

The Company has a $150 million unsecured revolving credit facility agreement with nine banks that matures in May 2005.  In fiscal 2004, we requested, and were granted, a reduction in the credit facility amount from $220 million to $150 million.

We expect to have a new agreement in place prior to May 2005.

The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon our net debt to total capital ratio. The interest rate, including the spread was 2.725% and 1.663% at January 2, 2005 and December 28, 2003, respectively.  We are also required to pay a commitment fee on the total unused credit facility amount.  The credit facility also contains financial covenants that require us to maintain, among other things, a minimum coverage of interest expense.

In 2004, we entered into a three-year capital lease for computer equipment.  Our capitalized lease obligation provides for aggregate payments, including interest, of approximately $1.7 million.  Payments under the lease, including interest, are as follows: 2005-$0.6 million; 2006-$0.6 million and 2007-$0.3 million.  At January 2, 2005, future minimum payments for the lease were $1.4 million.  Amortization expense for the capital lease is included with depreciation expense on our consolidated statement of income for the year ended January 2, 2005.

Contractual Obligations

The following table summarizes our significant contractual obligations at January 2, 2005. Some of the amounts we included in this table are based on estimates and assumptions about our obligations, and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$ 80.8	$ 80.8	$ -	$ -	$ -
Capital lease obligations	1.4	0.5	0.9	-	-
Operating leases	57.4	17.8	34.5	5.1	-
Purchase commitments	10.6	8.2	2.4	-	-
Pension plans (2)	21.5	1.7	5.7	4.5	9.6
Postretirement benefit obligation (3)	32.0	3.9	9.3	6.4	12.4
Total	$ 203.7	$ 112.9	$ 52.8	$ 16.0	$ 22.0

(1) The debt payment information above assumes the debt will be paid on the maturity date of May 11, 2005.  We expect to have a new debt agreement in place prior to May 2005 and, more likely than not, will not be required to make this payment.  The amount above also includes approximately $0.8 million of interest based on the interest rate in place at January 2, 2005 (2.725%).

(2) The pension plan obligations included in the table above represent benefit payments for 2005 to 2014 under the non-qualified defined benefit plans that are unfunded.

(3) The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2005 to 2014.

We are obligated under operating leases for real estate, sales offices, transportation equipment, and computer and other equipment.  The obligations under these operating leases are not recorded on our balance sheet in accordance with generally accepted accounting principles.

Purchase commitments at January 2, 2005, totaled $10.6 million, including $1.4 million for capital improvements.  We also have a four-year commitment with an equipment supplier to spend a total of $4.0 million over the commitment term.  There are three years remaining on this commitment.  In addition, we have various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum commitments of $1.4 million.  We outsource certain information technology services from a supplier under a multi-year agreement that provides for an early termination penalty.  At January 2, 2005, the early termination penalty is approximately $14.2 million. The remaining terms of the agreements range from two to four years.  As these remaining terms diminish, the amount of the termination penalties decline.  We have no purchase agreements with suppliers extending beyond normal quantity requirements.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $6.7 million through 2006, primarily for severance and lease obligations.  We do not expect to have a minimum funding requirement in 2005, although we plan to make at least a $10 million voluntary contribution to our defined benefit pension plan.

We believe that the combination of internally generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, remaining restructuring costs, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing, should it become necessary.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing”.  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We will adopt this statement for fiscal year 2006 and are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, and cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.  We will adopt this statement in the third quarter of 2005 and do not expect the compensation expense for 2005 will be material for current options outstanding that will be unvested at the time of adoption.

In December 2004, the compensation committee of our board of directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provides reward, recognition and immediate motivation for our associates.  By accelerating the vesting on these “out-of-the-money” options, we will reduce the future expense to be recognized under SFAS No. 123(R) by approximately $1.2 million which we believe is in the best interest of our shareholders.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  An exchange would lack commercial substance if our future cash flows are not expected to change significantly as a result of that exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted.  We will adopt this new standard in the third quarter 2005 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, and cash flows.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our revolving credit facility agreement (the “Credit Facility”).  At January 2, 2005, we had $80 million borrowed against the Credit Facility.  The Credit Facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the net debt to total capital ratio.  A hypothetical 100 basis point movement in the prevailing interest rates on the $80 million of borrowings under the Credit Facility would result in a $0.8 million annualized effect on our interest expense.

We also have short-term investments of $23.2 million as of January 2, 2005, that primarily bear interest at variable rates.   A hypothetical 100 basis point movement in the interest rate would result in an approximate $0.2 million annualized effect on our investment income.

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

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful in adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $16.5 million.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of January 2, 2005 and December 28, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2005 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 10, 2005

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 2,	December 28,
A S S E T S	2005	2003

CURRENT ASSETS
Cash and cash equivalents	$ 44,088	$ 76,959
Accounts and notes receivable	128,396	125,943
Inventories	51,796	49,757
Deferred income taxes	16,577	17,742
Prepaid expense	11,383	13,505
Total current assets	252,240	283,906

PLANT AND EQUIPMENT
Buildings and improvements	67,767	68,891
Machinery and equipment	221,904	224,294
Office equipment	170,534	167,524
Total	460,205	460,709
Less accumulated depreciation	323,808	304,075
Depreciated cost	136,397	156,634
Plant and equipment under construction	7,775	3,556
Land	2,813	3,233
Net assets held for sale	175	2,115
Total plant and equipment	147,160	165,538

OTHER ASSETS
Goodwill	6,557	53,616
Intangible assets, net	13,189	15,007
Deferred tax asset	86,505	74,209
Software development costs, net	10,507	12,197
Restricted cash	3,237	1,971
Other	23,578	22,513
Total other assets	143,573	179,513

Total assets	$ 542,973	$ 628,957

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 2,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2003

CURRENT LIABILITIES
Current portion of long-term debt	$ 80,549	$ 12
Accounts payable	38,183	32,089
Accrued compensation	27,116	23,928
Deferred revenue	3,832	10,979
Accrued restructuring	4,775	2,828
Other current liabilities	34,569	29,987
Total current liabilities	189,024	99,823

LONG-TERM LIABILITIES
Long-term debt	867	125,000
Pension benefit obligation	83,273	89,608
Retiree health care obligation	46,826	49,769
Deferred compensation	16,832	15,526
Deferred income taxes		-
Other long-term liabilities	746	643
Total long-term liabilities	148,544	280,546

COMMITMENTS AND CONTINGENCIES - See Note 21

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2004 - 25,693,001; 2003 - 25,667,217	25,693	25,667
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	56,100	56,687
Accumulated other comprehensive losses	(110,697)	(121,499)
Retained earnings	281,670	338,164
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(2,735)	(5,805)
Total shareholders' equity	205,405	248,588

Total liabilities and shareholders' equity	$ 542,973	$ 628,957

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
REVENUE
Products	$ 765,087	$ 759,009	$ 842,144
Services	125,162	135,261	161,532
Total revenue	890,249	894,270	1,003,676
COST OF SALES
Products	488,719	464,659	501,421
Services	77,261	88,208	99,831
Total cost of sales	565,980	552,867	601,252
GROSS MARGIN	324,269	341,403	402,424
OPERATING EXPENSES
Research and development	12,900	17,236	17,865
Selling, general and administrative	276,995	300,598	274,915
Depreciation and amortization	42,909	46,145	46,451
Goodwill impairment	47,059	-	-
Asset impairments	1,418	15,910	-
Restructuring charges (reversals)	13,609	19,951	(1,837)
Total operating expenses	394,890	399,840	337,394
INCOME (LOSS) FROM CONTINUING OPERATIONS	(70,621)	(58,437)	65,030
OTHER INCOME (EXPENSE)
Interest expense	(2,646)	(4,055)	(13,324)
Investment and other income (expense)	209	982	(605)
Total other expense	(2,437)	(3,073)	(13,929)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(73,058)	(61,510)	51,101
INCOME TAX EXPENSE (BENEFIT)	(28,362)	(23,533)	20,903
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$ (44,696)	$ (37,977)	$ 30,198
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of $1,133,
$(711), and $1,625 income tax expense (benefit)	1,658	(1,090)	2,383
Gain on sale of discontinued operations, net of $8,550 income tax expense	12,820	-	-
NET INCOME (LOSS)	$ (30,218)	$ (39,067)	$ 32,581
BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (1.57)	$ (1.34)	$ 1.08
Income (loss) from discontinued operations	0.06	(0.04)	0.09
Gain on sale of discontinued operations	0.45	-	-
Net income (loss) per share	$ (1.06)	$ (1.38)	$ 1.16
DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (1.57)	$ (1.34)	$ 1.06
Income (loss) from discontinued operations	0.06	(0.04)	0.08
Gain on sale of discontinued operations	0.45	-	-
Net income (loss) per share	$ (1.06)	$ (1.38)	$ 1.14
NET INCOME (LOSS)	$ (30,218)	$ (39,067)	$ 32,581
Minimum pension liability adjustment, net of $(7,596),
$4,135, and $77,973 deferred income tax (expense) benefit	10,086	(6,135)	(115,676)
Deferred cost on interest rate swap, net of $815 and $2,605
deferred income tax expense	-	1,210	3,863
Available for sale securities	-	680	(680)
Deferred cost on forward contract, net of $21, $30 and $(30)
deferred income tax benefit (expense)	(40)	(45)	45
Cumulative translation adjustment	756	1,468	(23)
COMPREHENSIVE LOSS	$ (19,416)	$ (41,889)	$ (79,890)
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (30,218)	$ (39,067)	$ 32,581
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	42,944	46,270	46,674
Asset impairments	48,476	15,910	-
Restructuring charges (reversals)	13,649	20,082	(1,837)
Gain on sale of discontinued operations	(21,370)	-	-
Pension and postretirement benefit expense	23,245	38,337	790
Loss (gain) on sale of assets	1,299	411	(1,999)
Unrealized loss on marketable securities	-	-	3,700
Amortization of unearned compensation - restricted stock	1,666	2,382	1,785
Deferred tax (benefit) expense	(18,706)	(26,265)	22,430
Other	460	353	1,391
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	(2,454)	29,979	34,460
Inventories	(4,754)	10,422	14,319
Income taxes	1,584	16,778	9,170
Other assets	(2,880)	(1,564)	(548)
Restructuring spending	(11,702)	(19,691)	(11,032)
Accounts payable and accrued expenses	12,745	(9,352)	(23,545)
Pension and postretirement obligation	(14,890)	(25,438)	(24,956)
Other deferred liabilities	2,764	5,346	(199)
Net cash provided by operating activities	41,858	64,893	103,184
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(1,461)	-	(99,137)
Additions to plant and equipment	(23,228)	(18,343)	(28,220)
Proceeds from sale of plant and equipment	3,172	8,260	10,032
Proceeds from sale of discontinued operations	16,763	-	-
Sale (purchase) of marketable securities	-	1,300	(5,000)
Additions to other investments	(121)	(293)	-
Net cash used in investing activities	(4,875)	(9,076)	(122,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(45,265)	(77,595)	(2,136)
Proceeds from issuance of common stock	1,033	1,604	6,292
Dividends paid	(26,256)	(26,139)	(25,867)
Net cash used in financing activities	(70,488)	(102,130)	(21,711)
Effect of exchange rate changes on cash	634	693	(71)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,871)	(45,620)	(40,923)
Cash and cash equivalents at beginning of year	76,959	122,579	163,502
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 44,088	$ 76,959	$ 122,579
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 2,717	$ 6,083	$ 13,799
Income taxes refunded	(1,847)	(14,845)	(10,588)
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Capital lease obligation	$ 1,669	$ -	$ -
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 2,	December 28,	December 29,
	2005	2003	2002
COMMON STOCK
Beginning balance	$ 25,667	$ 25,340	$ 24,826
Shares issued under:
Dividend reinvestment plan	32	32	32
Restricted stock award, net	(55)	211	159
Stock option plan	49	84	323
Ending balance	$ 25,693	$ 25,667	$ 25,340
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 56,687	$ 51,541	$ 39,854
Excess of market over par value of shares issued under:
Dividend reinvestment plan	373	500	758
Restricted stock award, net	(1,349)	3,508	4,359
Stock option plan	579	988	5,179
Tax (expense) benefit from stock transactions	(190)	150	1,391
Ending balance	$ 56,100	$ 56,687	$ 51,541
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (121,499)	$ (118,677)	$ (6,206)
Minimum pension liability	10,086	(6,135)	(115,676)
Fair value of investment held for sale	-	680	(680)
Fair value of interest rate swap	-	1,210	3,863
Fair value of forward contract	(40)	(45)	45
Cumulative translation adjustment	756	1,468	(23)
Ending balance	$ (110,697)	$ (121,499)	$ (118,677)
RETAINED EARNINGS
Beginning balance	$ 338,164	$ 403,313	$ 403,009
Net income (loss)	(30,218)	(39,067)	32,581
Dividends declared (2004 - $.92 per share;
2003 - $.92 per share; 2002 - $1.15 per share)	(26,276)	(26,082)	(32,277)
Ending balance	$ 281,670	$ 338,164	$ 403,313
TREASURY STOCK AT COST
Beginning balance	$ (49,351)	$ (46,124)	$ (46,124)
Transfer shares from grantor trust	-	(3,227)	-
Ending balance	$ (49,351)	$ (49,351)	$ (46,124)
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ (5,805)	$ (4,468)	$ (1,735)
Issuance of restricted stock, net	1,404	(3,719)	(4,518)
Amortization of unearned compensation	1,666	2,382	1,785
Ending balance	$ (2,735)	$ (5,805)	$ (4,468)
COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	$ -	$ (3,170)	$ (3,059)
Shares issued under dividend reinvestment plan	-	(57)	(111)
Transfer shares to treasury stock	-	3,227	-
Ending balance	$ -	$ -	$ (3,170)
Total shareholders' equity	$ 205,405	$ 248,588	$ 312,480
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

In 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Financial Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46-R).”  In general, a variable interest entity (VIE) is a corporation, partnership, trust, or other legal structure used for business purposes that either does not have equity investors with voting rights or lacks sufficient financial resources to support its activities.  The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.  A company must consolidate a VIE if it is determined to be the primary beneficiary.

The Company has evaluated its unconsolidated entities and does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements for a variable interest entity to be consolidated.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2004, 2003, and 2002 ended on January 2, 2005, December 28, 2003, and December 29, 2002, respectively.  Fiscal year 2004 included 53 weeks and fiscal years 2003 and 2002 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to, pension and postretirement healthcare benefit plan assumptions, impairment of long-lived assets, and deferred taxes.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

One of the Company’s subsidiaries operates in Canada .  Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of the Canadian financial statements are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income (loss).  Realized gains and losses from transactions denominated in foreign currencies are charged or credited to investment and other income and were not material.

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

Notes receivable are stated at the principal amount; interest is accrued where applicable.  An allowance for uncollectible notes receivable is recorded based upon management’s determination of probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.  Bad debt expense was $1,107, $785, and $551 for fiscal years 2004, 2003, and 2002, respectively.

Inventories

Inventories are valued at the lower of cost or market. A significant portion of inventory costs is determined by the last-in, first-out (LIFO) method.  Finished products include custom- printed forms stored for future shipment and invoicing to customers.

Long-Lived Assets

Plant and equipment are stated at cost less accumulated depreciation.  Costs of normal maintenance and repairs are charged to expense when incurred.  Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income.

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.  The Company then evaluates recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $37,539, $40,840, and $43,621 in 2004, 2003, and 2002, respectively.  Estimated asset lives are:

Classification	Years
Buildings and improvements	5-40
Machinery and equipment	5-15
Office furniture and equipment	3-15

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

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized, after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over seven years, which is the estimated product life of the related software. Amortization expense, included in depreciation and amortization, was $2,513, $3,112 and $1,610 for 2004, 2003, and 2002, respectively.  The carrying value of software development costs is regularly reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over the estimated useful lives of the software.  Costs incurred during the preliminary project stage are expensed as incurred.

Revenue Recognition

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations of the contract have been satisfied.  Under contractual arrangements with certain customers, at the customer’s request the Company prints and stores custom forms for the customer’s specified future delivery.  Such products are segregated in the Company’s warehouses and are not used to fill other customers’ orders.  In these transactions, delivery and billing schedules are specified in the contracts and product revenue is recognized when title and risk of loss passes to the customer, and the order is invoiced under normal credit terms.

The Company has two types of these transactions.  One type is called “invoiced released” and the other is referred to as “invoiced stored.”  Under “invoiced released” arrangements, the customer is not invoiced and revenue is not recognized until the product is released from storage at the customer’s request.  The finished product remains in the Company’s inventory until released to the customer.  Under this arrangement, title and risk of ownership remain with the Company until the product is released to the customer.  Under “invoiced stored” arrangements, the customer is invoiced and revenue is recognized when the manufacturing is complete and title and risk of ownership have passed to the customer.

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

Included in receivables at January 2, 2005, and December 28, 2003, are recoverable amounts under contracts in progress of $394 and $734, respectively, that represent amounts earned under contracts in progress but not billable at the balance sheet date.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the contract.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

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

Revenue Arrangements with Multiple Deliverables

Revenue arrangements that involve the delivery or performance of multiple products, services and or rights to use assets are accounted for under Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  These arrangements are accounted for separately if the product or service has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the product or service, the arrangement includes a general right of return relative to the item, and delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.  Consideration is allocated among the separate elements of the arrangement based on their relative fair value.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue, and shipping and handling costs paid to vendors are recorded as cost of sales.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of liabilities and assets, using enacted tax rates in effect for the year in which the differences are expected to reverse.

In December 2004, the FASB issued Staff Position FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004" (FSP 109-1), and Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2).  FSP 109-1 clarifies how to apply Statement No. 109 to a provision within the Act that provides a tax deduction on qualified production activities.  FSP 109-2 provides guidance on the accounting for the effects of the Act’s repatriation provision that introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.   Both FSP 109-1 and FSP 109-2 were effective upon issuance and had no material effect on the Company’s consolidated results of operations, financial position, and cash flows.

Derivative Instruments

The Company utilizes derivative financial instruments to manage its interest rate risks and exposure to fluctuations in foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.  The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income (loss) would be adjusted as presented below.

The acceleration of vesting discussed under Recently Issued Accounting Pronouncements produced the increased compensation expense used in the 2004 proforma net loss presented below.

	2004	2003	2002
Net income (loss) from continuing
operations, as reported	$ (44,696)	$ (37,977)	$ 30,198
Total compensation expense
determined under the fair value based
method for all awards, net	(2,623)	(1,642)	(2,444)
Proforma net income (loss) from
continuing operations	$ (47,319)	$ (39,619)	$ 27,754
Net income (loss) from continuing
operations per share - Basic
As reported	$ (1.57)	$ (1.34)	$ 1.08
Proforma	$ (1.66)	$ (1.40)	$ 0.99
Net income (loss) from continuing
operations per share - Diluted
As reported	$ (1.57)	$ (1.34)	$ 1.06
Proforma	$ (1.66)	$ (1.40)	$ 0.98

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated comprehensive income (loss), net of tax, include the following:

	2004	2003	2002
Fair value of interest rate swap	$ -	$ -	$ (1,210)
Minimum pension liability	(112,858)	(122,944)	(116,809)
Unrealized loss on available-for-sale securities	-	-	(680)
Fair value of forward contract	(40)	-	45
Foreign currency translation	2,201	1,445	(23)
Total	$ (110,697)	$ (121,499)	$ (118,677)

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt this statement for fiscal year 2006 and is currently assessing the impact that this standard will have on the Company’s consolidated results of operations, financial position, and cash flows.

In December 2004, the FASB issued SFAS No.123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.  The Company will adopt SFAS No. 123(R) in the third quarter of 2005 and does not expect the compensation expense recognized in 2005 will be material for current options outstanding that will be unvested at the time of adoption.

In December 2004, the compensation committee of the Company’s Board of Directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provides reward, recognition and immediate motivation for the Company’s associates.  By accelerating the vesting on these “out-of-the-money” options, the Company will reduce the future expense to be recognized under  SFAS No. 123(R) by approximately $1,250 which the Company believes is in the best interest of the shareholders.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchanges of similar productive assets.  That exception required that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  An exchange would lack commercial substance if the future cash flows of the Company are not expected to change significantly as a result of that exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted.  The Company will adopt this new standard in the third quarter 2005 and does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, and cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

In December, 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes for approximately $16,763 in cash and retained $2,433 of equipment service business accounts receivable.  The transaction resulted in a gain of $12,820, net of income taxes of $8,550.  The sale of the equipment service business will allow the Company to redirect investment to its core business initiatives.

The sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue of the equipment service business included in discontinued operations was $22,902, $22,064, and $24,407 for 2004, 2003, and 2002, respectively.  No interest expense was allocated to discontinued operations.  The Company’s consolidated balance sheet at December 28, 2003 includes $4,038 in current assets (primarily inventory), $108 of net property and equipment, and $8,695 in current liabilities (primarily deferred revenue) related to discontinued operations.

NOTE 3 – ACQUISITIONS

On March 30, 2004, the Company purchased the assets of PenForms, LLC for $1,461 in cash.  The assets acquired include certain intellectual property primarily related to digital pen and paper software solutions, licenses and contracts held by PenForms, and computers and other office equipment.  Of the purchased assets, $735 was assigned to intellectual property and $708 to capitalized software development costs, both of which were assigned a three-year useful life.

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest the Company contributed receivables valued at $1,600.  The joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V., manufactures and sells label products, and performs subcontracted manufacturing for the Company ..  This joint venture is being accounted for under the equity method of accounting.

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT

The Company’s 2004 and 2003 restructuring actions are accounted for under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  This statement requires that liabilities for costs associated with an exit or disposal activity not be recognized until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  As a result, SFAS No.146 may affect the timing of the recognition of costs associated with a restructuring.  SFAS No. 146 nullifies EITF 94-3 which permitted recognition of a liability for such costs at the date of a company’s commitment to an exit plan.  The provisions of EITF 94-3 continue to apply for restructuring actions previously initiated.

All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of restructuring expense are as follows:

	2004	2003	2002

2004 Restructuring Actions
Severance and employer related costs	$ 10,112	$ -	$ -
Contract exit and termination costs	1,281	-	-
Associated costs	149	-	-
Total 2004	11,542	-	-

2003 Restructuring Actions
Severance and employer related costs	(75)	10,923	-
Contract exit and termination costs	154	3,349	-
Associated costs	267	4,138	-
Total 2003	346	18,410	-

2001 Restructuring Actions
Severance and employer related costs	-	-	(1,699)
Contract exit and termination costs	1,721	1,625	(138)
Total 2001	1,721	1,625	(1,837)

2000 Restructuring Actions
Contract exit and termination costs	-	(84)	-
Total 2000	-	(84)	-
Total restructuring expense	$ 13,609	$ 19,951	$ (1,837)

2004 Restructuring

In 2004, the Company initiated several restructuring actions as part of a drive to reduce costs.  The Company integrated its sales specialist organization with its regional sales organization to improve coordination, resource deployment, and productivity; adjusted its client services model to improve efficiency; and went to a shared service model in various administrative areas to reduce costs.  The Company also outsourced part of its information technology operations, including hardware management, help desk support, and telecommunications.  As a result of all these actions, the Company eliminated a significant number of positions, including four executive officer positions.

In addition, the Company reduced the workforce and leased office space at its InSystems headquarters.  InSystems had experienced significant declines in their revenues and margins in recent periods, and the Company elected to reduce costs and refocus attention on InSystems’ key product lines.

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.  Approximately $393 of expense was reversed in 2004 as a result of lower than expected severance and healthcare benefits for certain associates.  An additional $88 of restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease this facility.

Pre-tax components of 2004 restructuring actions are as follows:

	Total Expense	Total
	Expected	2004
	to be	Restructuring
	Incurred	Expense

Severance and employer related costs	$ 10,185	$ 10,112
Contract termination costs	1,336	1,281
Associated costs	149	149
Total	$ 11,670	$ 11,542

BY SEGMENT:
Document and Label Solutions	$ 4,902	$ 4,774
POD Services	700	700
InSystems	2,673	2,673
Other	3,395	3,395
Total	$ 11,670	$ 11,542

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004
Severance and employer related costs	$ 10,006	$ (6,713)	$ (384)	$ 2,909
Contract termination costs	1,278	(61)	(9)	1,208
Other	45	(45)	-	-
Total	$ 11,329	$ (6,819)	$ (393)	$ 4,117

2003 Restructuring

In 2003, the Company initiated several restructuring actions to improve utilization and profitability.  The Company consolidated four printing and service operations within the POD Services segment to form a new regional print-on-demand and fulfillment center in Dallas, Texas.  Within the Document and Label Solutions segment, a rotary printing plant was closed to trim excess capacity, and several warehouses were consolidated.  Within the InSystems segment, the Company determined that certain software development initiatives would not produce an adequate return and elected to stop further investment in those projects.  In conjunction with this decision and to further reduce costs, the Company reduced staffing levels within this segment.  The Company also relocated its SMARTworks operations and eliminated management and other positions at its corporate headquarters.

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  Approximately $291 of expense was reversed in 2004, a result of lower than expected utilities and maintenance costs on lease terminations, and $75 was reversed in 2004 from lower than expected severance. An additional $573 of additional restructuring expense will be recorded through 2006 related to vacated facilities that the Company has been unable to sublease.

Pre-tax components of the 2003 restructuring actions are as follows:

	Total Expense	Total	Cummulative
	Expected	2004	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,848	$ (75)	$ 10,848
Contract termination costs:
Lease obligations	3,056	445	2,506
Contractual lease obligations for taxes,
utilities, and maintenance costs	129	(291)	106
Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,908	4	2,908
Other exit costs	2,056	263	2,056
Total	$ 19,329	$ 346	$ 18,756

BY SEGMENT:
Document and Label Solutions	$ 11,072	$ 137	$ 11,072
POD Services	4,903	(38)	4,330
InSystems	2,252	(72)	2,252
Other	1,102	319	1,102
Total	$ 19,329	$ 346	$ 18,756

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004

Severance and	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,248)	$ (72)	$ 8
employer related costs
Contract termination
costs	2,330	(830)	-	1,500	(850)	-	650
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (2,098)	$ (72)	$ 658

2001 Restructuring

In 2001, the Company undertook a significant restructuring effort.  The restructuring delivered cost reductions through the reduction of overhead, the consolidation of plants, warehouses, and sales offices, and the elimination of approximately 2,400 positions Company wide.  The restructuring resulted in the closing of 25 production facilities and the consolidation of 149 sales offices and 29 warehouses into other locations.  All actions related to the restructuring were completed in 2002.  Due to the nature of the costs and the duration of the program, estimates of the liability amounts required significant judgment.

Ultimately 2,330 positions were eliminated in 2001, but as a result of voluntary resignations, the Company paid severance to only 1,985 persons.  An additional 70 were later eliminated during 2002.  The Company incurred lower than anticipated payments for compliance with the Worker Adjustment and Retraining Notification Act.  Outplacement and stay bonuses were likewise less than originally expected.  These changes resulted in a final reversal of $1,699 in 2002 to the accrual established for severance and employer related costs.

The Company was unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Since the liability balance was reduced to zero during 2003, approximately $4,600 of lease payments are being charged to restructuring expense as incurred through 2006, of which $1,244 is remaining at January 2, 2005.

2000 Restructuring

In 2003, the Company reversed $84 of contract exit and termination costs related to a non-cancelable lease obligation that expired in June 2003.

2004 Asset Impairments

At January 2, 2005, the Company classified a vacant parcel of land in North Carolina with a carrying value of $175 as held for sale in the accompanying Consolidated Balance Sheet.  The Company expects to sell the land in 2005 and record a gain.  The assets discussed below that were held for sale at December 28, 2003, were sold in 2004, resulting in additional impairment charges of $245 for the POD Services segment.

In order to reduce costs, the Company’s InSystems segment sold its Roanoke, Virginia facility in 2004.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $564.  The Company also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47,059.  See Note 8 for further discussion of the goodwill impairment test.  The POD Services segment also recorded $73 of asset impairment charges related to an intangible asset and the Document and Label Solutions segment recorded asset impairment charges on equipment totaling $536.  Impairment charges and credits are included in Asset Impairments in the accompanying Consolidated Statements of Income.

2003 Asset Impairments

At December 29, 2002, assets held for sale related to the Document and Label Solutions segment included buildings with net book values of $2,263.  These buildings were sold during 2003, resulting in a total gain of $1,070 in 2003 that was included as a credit to Asset Impairments in the accompanying Consolidated Statements of Income.

In conjunction with the 2003 restructuring actions, assets were either written off or written down to estimated fair value if the asset was to be sold.  Due to an oversupply of used production equipment in the marketplace, approximately $2,450 of assets, primarily machinery and equipment, were determined to have no fair value and were disposed of, resulting in a non-cash impairment charge.  Of this amount, $1,574 related to the Document and Label Solutions segment and $876 related to the POD Services segment.

The Company also identified certain pieces of equipment and two buildings that were closed that it believed could be sold. The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers’ valuations, and offers and bids, resulting in a net impairment charge of $6,832.  Of this amount, $5,459 related to the Document and Label Solutions segment and $1,373 related to the POD Services segment.  At December 28, 2003, remaining assets held for sale related to the POD Services and Document and Label Solutions segments totaled $1,249 and $866, respectively.  The Company discontinued depreciation on these assets in June 2003.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2,020 related to forms-design software that became technologically outdated.  The Company replaced the software used for forms design with one that is more widely used by its customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense was not material.

PathForward recorded an impairment charge of $1,190 related to capitalized software development costs recorded with the acquisition of PlanetPrint.  The software was used exclusively by one customer.  Beginning in the fourth quarter of 2003, the use of this software by the customer ceased as a result of a mutual decision by both the Company and the customer.  The Company determined there were no alternative uses for this software.

InSystems recorded an impairment charge of $4,488 related to capitalized software development costs recorded with the acquisition.  A change in the strategic direction of InSystems that resulted in the restructuring actions previously discussed also included the cancellation of all plans related to the use of the InSystems eXterity™ software platform.

NOTE 5 – RESTRICTED CASH AND MARKETABLE SECURITIES

Restricted cash primarily includes deposits with major financial institutions that are not freely available due to various contractual agreements.  Restricted cash held on deposit with financial institutions was $3,237 and $1,957 at January 2, 2005, and December 28, 2003, respectively, with interest rates of 1.7% at January 2, 2005 and from 2.5% to 3.0% at December 28, 2003.  Also included in restricted cash at January 2, 2005 is $990 held in escrow related to the sale of the Company’s Service business.

In 2002, the Company purchased 500,000 shares of common stock in Printcafe Software Inc. (Printcafe), a publicly traded provider of enterprise software , for $5,000 in conjunction with Printcafe’s initial public offering (IPO).  The Company did not have intentions of selling the shares in the near term and, therefore, classified the investment as available-for-sale securities.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment was recorded at fair market value, with unrealized gains and losses reported in accumulated other comprehensive income in shareholders’ equity.  The price of the stock trended lower following the IPO and by December 29, 2002, closed at $1.24.  At that time the fair value of the asset on the Company’s Consolidated Balance Sheet was $620 with an unrealized loss in shareholders’ equity.

Under SFAS No. 115, when a determination has been made that a decline in fair value is other than temporary, the cost of the security is to be written down to fair value by a charge to income.  At the end of fiscal 2002, the Company evaluated the investment to determine if the decline in fair value was other-than-temporary.  Factors that were considered by the Company included: (1) the length of time and extent to which the market value had been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the likelihood of a future sale of Printcafe.

The market value had been less than cost almost immediately after the IPO and steadily declined throughout the remainder of 2002.  The market value showed no indication of rebounding, which led the Company to believe the impairment may be other-than-temporary.

In its evaluation, the Company relied on analyst reports as well as public news releases by Printcafe to evaluate the financial condition and near-term prospects of Printcafe.  It appeared that the financial condition of Printcafe had deteriorated and, combined with the sustained reduction in the market value, indications were that the impairment was other-than-temporary.

Simultaneous with the Company’s evaluation of the investment for impairment, it was reported that offers were made by other parties to purchase Printcafe.  The offers did not cause the decline in value; however, they indicated that there was a potential for a sale of Printcafe and confirmed the Company’s conclusion that the impairment was other-than-temporary.

On January 23, 2003, Electronics For Imaging (EFI) made an unsolicited offer of $2.60 per share for all the shares of Printcafe.  The Board of Directors of Printcafe subsequently formed a special committee of independent directors to evaluate all potential offers to purchase Printcafe.   The Company concluded that the decline in fair value as of December 29, 2002, was other-than-temporary and, therefore, recognized a portion of the unrealized loss that was in shareholders’ equity equal to the difference between the $10 original value and $2.60, the more likely of the offers that were currently on the table.  The resulting $3,700 unrealized loss on investment was included in Investment and Other Income (Expense) in the Consolidated Statements of Operations.  An additional unrealized loss of $680 remained in shareholders’ equity.

On February 26, 2003, Printcafe and EFI signed a merger agreement providing for EFI's acquisition of Printcafe for $2.60 per share for each outstanding Printcafe share.  The acquisition was completed on October 21, 2003 and the Company elected to receive cash for its shares of Printcafe stock.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable consist of the following:

	January 2,	December 28,
	2005	2003
Current:
Trade receivables	$ 127,887	$ 124,669
Less allowance for uncollectible receivables	(3,703)	(3,523)
Net trade receivables	124,184	121,146

Notes receivable	309	367
Less allowance for uncollectible receivables	(200)	(218)
Net notes receivable	109	149

Other receivables	4,103	4,648
Total current receivables	$ 128,396	$ 125,943

Long-term:
Notes receivable	$ 2,825	$ 2,732
Less allowance for uncollectible receivables	(2,768)	(2,668)
Total long-term notes receivable	$ 57	$ 64

NOTE 7 – INVENTORIES

Substantially all inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method had been used, these inventories would have been $33,468 higher at January 2, 2005 and $34,710 higher at December 28, 2003.

LIFO inventories consist of the following:

	January 2,	December 28,
	2005	2003

Finished products	$ 41,448	$ 38,975
Jobs in process	5,101	5,506
Materials and supplies	5,247	5,276
Total	$ 51,796	$ 49,757

During fiscal years 2004 and 2003, inventory quantities declined which resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $1,578 and decreased the net loss from continuing operations by $946, or $.03 per share, in 2004.  During 2003, the effect of the liquidation decreased cost of sales by $1,926 and decreased the net loss by $1,150, or $.04 per share.

The Company subcontracts , stores , and later distributes finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a FIFO basis and amounts related to such subcontracted finished goods inventories are excluded from the Company’s LIFO calculation.  At January 2, 2005, and December 28, 2003, the amounts excluded for subcontracted finished goods inventories were $23,020 and $20,412, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to reportable business segments as follows:

	Document and	POD
	Label Solutions	Services	InSystems	Total
Goodwill at December 29, 2002	$ -	$ 6,548	$ 47,065	$ 53,613
Adjustments to goodwill	-	9	(6)	$ 3
Goodwill at December 28, 2003	$ -	$ 6,557	$ 47,059	$ 53,616
Goodwill impairment	-	-	(47,059)	(47,059)
Goodwill at January 2, 2005	$ -	$ 6,557	$ -	$ 6,557

Identifiable intangible assets consist of the following:

	January 2, 2005		December 28, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Service relationships	$ 16,048	$ (4,797)	$ 16,048	$ (2,297)
Patents	650	(441)	650	(394)
Customer contracts	303	(125)	-	-
Professional services backlog	1,770	(1,219)	1,036	(1,036)
	18,771	(6,582)	17,734	(3,727)
Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 19,771	$ (6,582)	$ 18,734	$ (3,727)

Amortization expense for intangible assets was $2,856, $2,192, and $1,233 for 2004, 2003, and 2002, respectively.  Estimated amortization expense for the next five years is as follows: 2005-$2,819; 2006-$2,819; 2007-$2,731; 2008-$2,547; and 2009-$1,273.  Such estimates do not reflect the impact of future foreign exchange rate changes.

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

A significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, the Company performed an evaluation of the recoverability of InSystems’ goodwill in advance of the annual test that would otherwise have been conducted in the fourth quarter of 2004.

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

The results of the first step indicated that the carrying value of the InSystems assets exceeded their fair value.  The analysis showed that a majority of the reduction in fair value since the test at the end of 2003 was caused by the reduction in earnings multiples that occurred in the software industry over the first nine months of 2004. Additionally, delays in the timing of expected recovery in the insurance market, a lower base for revenue growth stemming from recent restructuring actions at InSystems , and decreased revenue in 2004 contributed to a reduced earnings forecast.

The Company retained a third-party valuation firm to assist in calculating the fair values used in determining the implied value of goodwill used in the second step of the impairment test.   The Company concluded that goodwill was impaired and recorded an impairment charge of $47,059, which represents all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, the Company performed impairment tests of InSystems’ intangible assets subject to amortization and they were found not to be impaired.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	December 28,
	2005	2003
Non-income taxes	$ 8,149	$ 6,125
Dividends payable	6,567	6,548
Customer rebates	3,490	4,830
Other current liabilities	16,363	12,484
Total	$ 34,569	$ 29,987

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	January 2,	December 28,
	2005	2003
Revolving credit facility	$ 80,000	$ 125,000
Capital lease obligations	1,416	12
Total	81,416	125,012
Less current portion	80,549	12
Long-term portion	$ 867	$ 125,000

The Company has a $150,000 unsecured revolving credit facility agreement with nine banks that matures in May 2005.  In fiscal 2004, the Company requested, and was granted, a reduction in the credit facility amount from $220,000 to $150,000.  The four-year commitment amount was reduced to $150,000, and a one-year commitment amount of up to $50,000 was terminated.  The Company expects to have a new agreement in place prior to May 2005.

The credit facility incurs interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus a spread dependent upon the Company’s net debt to total capital ratio.  The interest rate, including the spread was 2.725% and 1.663% at January 2, 2005 and December 28, 2003, respectively.  The Company is also required to pay a commitment fee on the total unused credit facility amount.  The credit facility also contains financial covenants that require the Company to maintain, among other things, a minimum coverage of interest expense.

In 2004, the Company entered into a three-year capital lease for computer equipment.  The Company’s capitalized lease obligation provides for aggregate payments, including interest, of approximately $1,725.  Payments under the lease, including interest, are as follows: 2005-$575; 2006-$575; and 2007-$308.  At January 2, 2005, future minimum payments for the lease were $1,458, including $42 representing interest. Amortization expense for the capital lease is included with depreciation expense on the Company’s consolidated statement of income for the year ended January 2, 2005.

The carrying amount of the Company’s debt approximates fair value due to the relatively short maturities of these obligations.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2004	2003	2002
Current:
Federal	$ (707)	$ 1,272	$ (2,354)
State and local	784	899	201
Foreign	(49)	-	440
	28	2,171	(1,713)

Deferred	(28,390)	(25,704)	22,616
Total	$ (28,362)	$ (23,533)	$ 20,903

The significant components of the deferred tax expense (benefit) are as follows:

	2004	2003	2002

Depreciation	$ 3,781	$ (3,378)	$ 6,117
Goodwill and intangible assets	(16,491)	137	1,453
Restructuring	(1,144)	(158)	5,081
Pension	(4,333)	(4,784)	8,610
Inventories	421	1	534
State and local net operating loss carryforward	(1,231)	(1,432)	(58)
Federal tax credit	(367)	-	-
Compensation and benefits	360	(15)	1,043
Accounts and notes receivable	(201)	728	1,209
Retiree healthcare benefits	1,303	(159)	600
Canadian experimental development expenditures	1,850	-	(740)
Federal net operating loss carryforward	(11,186)	(15,524)	-
Other	(1,152)	(1,120)	(1,233)
Total	$ (28,390)	$ (25,704)	$ 22,616

The components of the current net deferred tax asset and long-term net deferred tax asset (liability) are as follows:

	January 2,	December 28,
	2005	2003
Deferred tax asset:
Allowance for doubtful accounts	$ 1,461	$ 1,271
Inventories	1,115	2,574
Compensation and benefits	9,579	10,200
Restructuring	2,365	1,139
Other	2,057	2,558
Total current asset	16,577	17,742

Deferred tax asset (liability):
Depreciation	(25,145)	(21,753)
Notes receivable	1,187	1,162
Goodwill and intangible assets	32,665	16,174
Pension	30,695	33,957
Retiree health care benefits	18,736	20,039
Canadian experimental development expenditures	1,078	3,111
Canadian net operating loss carryforward	5,459	1,926
Capital loss carryforwards	1,464	1,489
Federal net operating loss carryforward	19,947	15,524
State and local net operating loss carryforward	3,998	3,655
Federal tax credit	1,942	1,555
Other	2,417	1,746

Total long-term tax asset	94,443	78,585
Less: valuation allowance	(7,938)	(4,376)

Net long-term asset	86,505	74,209
Net deferred tax asset	$ 103,082	$ 91,951

At January 2, 2005, the Company had unused U.S. federal and state net operating loss carryforwards of $54,963 and $77,375, respectively, generally expiring from 2021 through 2024.  The Company does not expect these operating losses to expire unused.

The Company has $3,659 of U.S. capital loss carryforwards which expire in 2008.  A valuation allowance has been provided on the tax benefit associated with $2,868 of this carryforward as it is more likely than not that this portion of the carryforward will not be utilized before the expiration period.

The Company has $14,141 of Canadian net operating loss carryforwards available to offset future taxable income in Canada which expire as follows: $3,992 in 2006, $107 in 2009, $8,105 in 2010, and $1,937 in 2011.  A valuation allowance has been provided on the tax benefit associated with these carryforwards as it is more likely than not that the carryforwards will not be utilized before the expiration periods.

The Company has deferred $2,794 of Canadian experimental development expenditures for Canadian federal tax purposes, which may be carried forward indefinitely and used to reduce federal taxable income in Canada.  A valuation allowance has been provided on the tax benefit associated with the expenditures, as it is more likely than not that the tax benefit will not be ultimately realized.

The Company has $253 of Canadian Income Tax Credits generated by Canadian experimental development expenditures available for future offset against required tax liability.  These credits begin expiring in 2011.  A valuation allowance has been provided against these tax credits as it is more likely than not that the tax credits will expire unused.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2004	2003	2002

Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State and local income taxes	(5.0)	(5.3)	5.3
Capital loss	-	-	2.7
Settlement of Canadian tax audits	3.7	-	-
Other	(2.5)	2.0	(2.1)

Effective tax rate	(38.8)%	(38.3)%	40.9%

NOTE 12 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A.  These are equal in all respects except voting rights and restrictions on ownership of Class A stock.  Each of the 23,769,239 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes.  Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

NOTE 13 – COMMON STOCK HELD IN GRANTOR TRUST

The Company maintains a grantor trust (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants.  The benefits payable from the Trust are included in the “Deferred compensation” liability shown on the Company’s Consolidated Balance Sheet.  The Trust is funded with cash and life insurance policies.  Previously, the Trust was partially funded with shares of the Company’s common stock.  Because obligations under the deferred compensation plan are intended to be settled only in cash, in 2003 the Company replaced all of the shares from the Trust with $2,260 in cash and transferred the shares to Treasury Stock.

NOTE 14 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2004	2003	2002

Weighted average shares outstanding – basic	28,536	28,320	27,978
Dilutive effect of stock options	-	-	478

Weighted average shares outstanding - diluted	28,536	28,320	28,456

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 1,195 shares during fiscal year 2002 were not included in the computation of diluted EPS, because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net loss incurred in fiscal years 2004 and 2003, no outstanding options were included in the diluted EPS computation, because they would automatically result in anti-dilution.

NOTE 15 – STOCK OPTIONS, RESTRICTED STOCK AND INCENTIVE COMPENSATION

The Company has two plans under which stock options for the purchase of common shares may be granted to officers and key employees.  The 1995 Incentive Stock Option Plan (1995 Plan) provides for the granting of options for the purchase of a maximum of 3,000,000 shares.  Under the terms of the 1995 Plan, options may be either incentive or non-qualified.  Stock options granted under the 1995 Plan have a maximum term of ten years and the exercise price per share may not be less than the fair market value on the grant date.  The options are exercisable over periods determined when granted.

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

Under the 2002 Plan, shares subject to a stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, and may include specified performance objectives.

The weighted average fair values of stock options granted in fiscal years 2004, 2003, and 2002, were estimated at $3.02, $3.47, and $6.40, per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002

Risk-free interest rate	3.3%	3.3%	4.2%
Dividend yield	6.3%	5.8%	3.5%
Expected life	5 years	5 years	5 years
Expected volatility	33.5%	33.4%	32.9%

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

Information regarding the Company’s stock option plans for fiscal years 2004, 2003, and 2002, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,895,063	$ 22.00	2,379,323	$ 23.23	2,242,236	$ 21.72
Granted	645,240	18.26	1,000,950	18.82	562,950	25.64
Exercised	(48,901)	12.83	(78,900)	12.74	(327,238)	16.98
Canceled	(873,368)	22.42	(406,310)	23.12	(98,625)	23.64

Outstanding at
end of year	2,618,034	$ 21.11	2,895,063	$ 22.00	2,379,323	$ 23.23

Following is a summary of the status of stock options outstanding at January 2, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	of	Remaining	Exercise	of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$10.35 - $15.85	527,165	7 years	$ 12.91	408,971	$ 13.04
$16.00 - $17.96	363,950	4 years	17.53	353,850	17.56
$18.00 - $22.87	1,100,923	7 years	19.79	1,098,798	19.79
$23.48 - $32.375	242,596	5 years	30.01	242,596	30.01
$32.77 - $35.31	383,400	3 years	34.29	383,000	34.29

	2,618,034			2,487,215

Certain employees of the Company participate in a restricted stock program.  In fiscal years 2004, 2003, and 2002, the Company awarded 58,162, 232,622, and 173,369, shares of restricted common stock with market values of $908, $4,527, and $4,811, respectively.  In fiscal years 2004, 2003, and 2002, there were forfeitures of 113,011, 21,658, and 14,300 restricted shares with market values of $2,312, $538, and $293, respectively. These amounts are recorded as unearned compensation-restricted stock and are shown as a net reduction of shareholders’ equity.  Unearned compensation is being amortized to expense over vesting periods of three, four and five years, and amortization for fiscal years 2004, 2003, and 2002, amounted to $1,666, $2,382, and $1,785, respectively.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.

NOTE 16 – PENSION PLANS

The Company has a qualified defined benefit plan covering certain of its U.S. employees.  The benefits are based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier.   Effective December 31, 2004 , the qualified defined benefit pension plan will no longer be available to new participants and the benefit formula for certain participants , (primarily participants hired after December 31, 1999) was frozen ..  T hese participants will not earn any additional benefit credits after this date ; however , their lump sum will earn 4% interest annually until termination o f employment with the Company.  Participants not affected by this change will continue to receive and accrue pension benefits as with the current plan.  This change did not have a material effect on the benefit obligation or benefit cost in 2004.  The Company contributes to the plan to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future ..   The Company considers the funded status of the plan, required plan contributions, income tax deductibility, and quarterly cash flow in its funding decisions. Pension plan assets are invested in a broadly diversified portfolio consisting primarily of publicly traded common stocks and fixed income securities.

The Company has a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers.  Participants earn benefits based on years of service and the employee’s average earnings.  The Company’s funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.  The Company also has a supplemental retirement agreement with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.  This plan is included with the Company’s defined benefit plan for the year ended January 2, 2005.

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans.  The Company used a December 31 measurement date to determine the benefit obligation and fair value of plan assets at the end of 2004 and 2003.

Change in Benefit Obligation	2004	2003
Benefit obligation at beginning of year	$ 462,063	$ 422,940
Service cost	11,390	11,274
Interest cost	26,778	27,731
Settlement	-	12,951
Amendment	-	(3,195)
Actuarial (gain) loss	(827)	56,785
Benefits paid	(39,777)	(66,423)
Adjustment for supplemental obligation	1,524	-
Benefit obligation at end of year	$ 461,151	$ 462,063

Change in Plan Assets

Fair value of plan assets at beginning of year	$ 338,776	$ 313,658

Actual return on plan assets	37,203	69,527
Employer contributions	11,630	22,014
Benefits paid	(39,777)	(66,423)
Fair value of plan assets at end of year	$ 347,832	$ 338,776

Funded status	$ (113,318)	$ (123,286)
Unrecognized net actuarial loss	219,641	241,311
Unrecognized prior service cost	2,638	2,236
Net amount recognized	$ 108,961	$ 120,261

Amounts Recognized in Balance Sheet
Accrued benefit cost	$ (83,273)	$ (89,608)
Accumulated other comprehensive loss	112,858	122,944
Intangible asset	4,101	4,053
Deferred income tax benefit	75,275	82,872
Net amount recognized	$ 108,961	$ 120,261

The plan was amended effective December 31, 2003, to reflect changes in the death benefit.  The lump sum death benefit previously provided by the Plan is now provided by the Company-sponsored group term life insurance program.

Information related to pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2004	2003
Projected benefit obligation	$ 461,151	$ 462,063
Accumulated benefit obligation	431,105	428,384
Fair value of plan assets	347,832	338,776

The Company’s three nonqualified plans have no plan assets.  The total unfunded projected benefit obligation of these three plans was $24,764 and $22,203 at the respective 2004 and 2003 year-ends. The related accumulated benefit obligations were $22,169 and $19,080 at the same respective year-ends.

The amount included within other comprehensive income resulting from a change in the additional minimum pension liability recognized is as follows:

	2004	2003	2002
Increase (decrease) in minimum pension liability
included in other comprehensive income	$ (10,086)	$ 6,135	$ 115,676

The increase in the minimum pension liability for 2002 was attributable to the decline in U.S. equity markets in prior years that resulted in negative returns on the Company’s pension funds.  These negative returns significantly reduced the value of the Company’s qualified pension plan assets at the end of 2002.  As a result, the accumulated benefit obligation exceeded the fair value of plan assets, and the Company was required to record a minimum pension liability for the qualified plan in the Consolidated Balance Sheet.  The effect of this adjustment was to increase the pension liability for the qualified plan by $192,233.  This adjustment, net of deferred taxes, was a direct non-cash charge to shareholders’ equity of $114,831 for the year ended December 29, 2002.

Components of Net Periodic Benefit Cost	2004	2003	2002
Service cost of benefits earned	$ 11,390	$ 11,274	$ 12,042
Interest cost on projected benefit obligation	26,778	27,714	28,089
Expected return on plan assets	(33,800)	(39,231)	(43,418)
Amortization of prior service costs	1,121	1,063	1,063
Settlement loss	-	25,228	-
Amortization of net loss from prior periods	17,440	8,470	517
Total	$ 22,929	$ 34,518	$ (1,707)

The settlement loss in 2003 is related to the non-cash charge for pension settlements associated with a significant number of associates retiring in 2003 and electing a lump-sum payment of their pension benefit which significantly increased the amount of benefit payments recorded in 2003.

Weighted-average Assumptions

Projected benefit obligation	2004	2003	2002
Discount rate	6.00%	6.00%	6.75%
Future compensation increase rate
- current year	3.50%	0.00%	4.00%
- subsequent years	3.50%	3.50%	4.00%
Net periodic benefit cost
Discount rate	6.00%	6.75%	7.00%
Expected long-term rate of return
on plan assets	8.75%	9.00%	9.50%

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

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due.  The Company’s pension plan assets have historically been invested predominantly in equity investments, which have historically realized annual returns at or above the expected long-term rate of return.  The expected long-term rate of return on plan assets that will be used to determine fiscal 2005 net periodic benefit cost is 8.75%, reflecting the mix of equities and fixed income securities and their expected returns.

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2004	2003
Equity securities	77%	76%
Debt securities	20%	21%
Other	3%	3%
Total	100%	100%

The Company’s long-term investment policy objectives with respect to the qualified defined benefit plan assets are to achieve funding of the plan at a level consistent with the Plan’s Accumulated Benefit Obligation, to achieve an average investment return target of 8.75% with a minimum of 8.5% over a 10-year period, and to achieve an annual investment return that exceeds inflation by at least 4% per year as measured over a three- to five-year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 20% to a maximum of 40% with a target percentage of 30%.  Equity real estate percentages range from a minimum of 0% to a maximum of 10% with a target of 5%.

It is the Company’s policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks.  It is expected that the plan’s assets will perform in the top 40% of plans with similar risk over a three- to five-year market cycle as measured by an appropriate peer group.  Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.

The Company does not have a funding requirement in 2005, but expects to make a voluntary contribution of a minimum of $10,000 to its qualified defined benefit plan.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2005	$ 30,900
2006	27,100
2007	29,500
2008	32,700
2009	34,600
2010-2014	234,000

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan.  Expense recorded for employer matching contributions under this plan totaled $2,167, $2,077, and $2,586, for 2004, 2003, and 2002, respectively.

NOTE 17 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees. The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.  The Company used a December 31 measurement date to determine the benefit obligation at the end of 2004 and 2003.

Change in Benefit Obligation	2004	2003
Benefit obligation at beginning of year	$ 43,426	$ 57,094
Service cost	-	-
Interest cost	2,076	3,686
Amendments	-	(5,686)
Actuarial gain	(5,954)	(8,244)
Net retiree benefits paid	(3,259)	(3,424)
Benefit obligation at end of year	$ 36,289	$ 43,426
Change in Plan Assets
Plan assets	-	-
Funded status	$ (36,289)	$ (43,426)
Unrecognized net actuarial loss	9,495	15,895
Unrecognized prior service cost	(20,032)	(22,238)
Accrued postretirement obligation recognized in the balance sheet	$ (46,826)	$ (49,769)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, amounted to $3,259, $3,424, and $4,333 in 2004, 2003, and 2002, respectively.  The Company introduced new benefit options for retirees that were effective beginning in 2004.  This change resulted in a $5,686 reduction in the benefit obligation at December 28, 2003.

Components of Postretirement Benefit Cost	2004	2003	2002
Service cost	$ -	$ -	$ -
Interest cost	2,076	3,686	3,170
Amortization of prior service cost	(2,206)	(1,628)	(716)
Amortization of net loss (gain) from prior periods	446	1,761	391
Total	$ 316	$ 3,819	$ 2,845

The reduction in postretirement benefit cost in 2004 is primarily due to plan amendments late in 2003 which reduced benefits; a reduction in the number of retirees; and the effect of the Medicare subsidy discussed below.

Weighted-average Assumptions

Benefit obligation	2004	2003	2002
Discount rate	6.00%	6.00%	6.75%

Net periodic benefit cost
Healthcare cost trend rate assumed	9.00%	10.00%	8.50%
for next year
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	5.00%	5.00%
Year that the rate reaches the
ultimate trend rate	2010	2009	2007

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

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and
interest cost	$ 153	$ (136)
Effect on postretirement benefit
Obligation	2,547	(2,262)

The projected net benefits expected to be paid, including the Medicare prescription subsidy as discussed below, in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

	Including Expected	Excluding Expected
	Medicare Prescription	Medicare Prescription
	Subsidy	Subsidy
2005	$ 3,878	$ 3,878
2006	3,045	4,045
2007	3,086	4,115
2008	3,147	4,187
2009	3,200	4,240
2010-2014	15,588	20,485

On December 8, 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law.  The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

The postretirement benefit obligation at December 28, 2003, reflects that the Company will recognize a 28% subsidy as an offset to plan costs.  The effect was a $9,331 unrecognized net actuarial gain reflected in the postretirement benefit obligation that will be amortized to income in future periods.  The postretirement benefit cost for 2004 includes a favorable impact of $1,265 from the effect of the subsidy, including a reduction of $557 of interest cost and a $708 reduction of amortization of the net loss from prior periods.  Postretirement benefit cost for 2003 did not include any impact from the effect of the subsidy.  The 28% subsidy is expected to reduce the Company’s prescription drug plan costs by about 600 dollars per individual in 2006 and this amount is expected to increase by the valuation trend rates.

NOTE 18 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company had an interest rate swap contract under which the Company agreed to pay a fixed rate of interest (average rate of 5.84% in 2002) and to receive in return an amount equal to a specified variable-rate amount (year-end three-month LIBOR rate of 1.40% at December 29, 2002) on $200,000 notional principal amount of indebtedness.  The interest rate swap contract was considered to be a hedge against the change in the amount of future cash flows associated with the Company’s interest payments of the Company’s variable-rate debt obligations.  Accordingly, this interest rate swap contract was reflected at fair value in the Company’s Consolidated Balance Sheet, and the related gains or losses on this contract were deferred in shareholders’ equity as a component of comprehensive income.  These deferred gains or losses were amortized as an adjustment to interest expense over the same period in which the related interest payments that were being hedged were recognized in income.  The net effect was that interest expense on the portion of variable-rate debt being hedged was generally recorded based on fixed interest rates.  This agreement terminated on January 27, 2003.

The Company also uses foreign currency forward contracts to hedge certain payments denominated in Canadian dollars.  These foreign currency contracts require the Company, at a future date, to buy Canadian dollars in exchange for U.S. dollars.  These contracts, designated as cash flow hedges, had maturities of six months or less at January 2, 2005.  The foreign currency contracts are reflected at fair value in the Company’s Consolidated Balance Sheet and the related gain (loss) is deferred in shareholders’ equity as a component of comprehensive income.  The fair value of foreign currency forward contracts represents the amount the Company would receive if the existing contracts were settled at year-end and is based on market quotes.  At January 2, 2005, the liability recorded for the fair value of the contracts was $61.  There were no contracts in effect at December 28, 2003.

NOTE 19 – SEGMENT REPORTING

In fiscal 2004, the Company reclassified certain operating segments included in its reportable segments to reflect the revised organizational structure of the Company.  SMARTworks, previously a wholly owned subsidiary, was merged and became part of the Company’s corporate center.  The Document Systems group that was previously part of InSystems became part of Document and Label Solutions.  Commercial Print, previously part of Document and Label Solutions and now a new operating segment, is aggregated with International and PathForward into Other.  Digital Solutions, previously included with the Company’s corporate center, is now a reportable segment.  The Company’s four reportable segments are Document and Label Solutions, Print-on-Demand (POD) Services (formerly called Fulfillment Services), InSystems, and Digital Solutions.

In 2004, the Company also discontinued allocating certain components of pension expense to operating segments.  These costs are now included with Corporate.

Document and Label Solutions offers custom printed documents, integrated systems, business supplies, and distribution services that help its customers manage their business information and transact with their customers and suppliers.   This segment also offers identification solutions that improve its customers’ operational performance by reducing cycle time, error rate, and processing costs.  These products and services are used for financial transactions, inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.  Document and Label Solutions also produces custom pressure-sensitive labels, flexographic, screen and offset printed labels, bar code labels, compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Document and Label Solutions consists of six business units that have been aggregated for segment reporting purposes.

POD Services provides our customers a portfolio of custom print products and related services – producing static, versioned, and variable printed documents when the customer wants them, where they want them, and in the quantity they desire.  This segment helps customers communicate more effectively with their customers by providing customized information and marketing materials.  This segment focuses on outsourcing products and services that primarily serve large- and middle-market companies in the financial services, healthcare, and commercial industries.  The types of products and services this segment offers include high-end digital color or black/white, short-run, quick print production (print-on-demand), billing and statement solutions, one-to-one marketing communications (variable print-on-demand), web-based “information request” fulfillment, and customer information kits (cards, policies, statements, manuals, etc.).  POD Services consists of two business units that have been aggregated for segment reporting purposes.

InSystems specializes in complex document and compliance automation for insurance and financial services.  Its solutions allow companies to automate the creation, management, and multi-channel distribution of customized documents, and streamline the product development and regulatory filing processes.  InSystems’ solutions give business users more control, with less dependence on information technology resources.

Digital Solutions is a new business unit that offers a suite of intelligent, integrated solutions including an innovative digital pen and paper technology.  Aimed at streamlining workflow and improving efficiency, the new ExpeData™ digital pen and paper technology gives organizations the ability to capture information simply and naturally, automatically converting the writing into a digital format, verifying it and making it available to back-end systems.  This new technology also can authenticate signatures and create a fully indexed image of the document, which can be retained in a digital repository for subsequent retrieval and usage.  This technology combines the flexibility and simplicity of paper with the power of digital technology to help customers reduce the cost and time associated with data entry, mailing, scanning and indexing.

The accounting policies of the segments are the same as those described in Note 1.  The segments are managed and reported internally primarily by the type of products they produce.  The Company evaluates segment performance based on operating income.  No single customer provided more than 10% of the Company’s revenue in 2004.

Segment profit and loss information for 2003 and 2002 has been revised from previously reported amounts to reflect the current organizational structure.  The Company did not revise assets by segments for 2003 and prior because it is not practicable to do so.  Accordingly, 2003 and 2002 realigned asset and asset related amounts have not been presented.

Information about the Company’s operations by segment is as follows:

			Document and	POD		Digital
			Label Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2004	$ 614,422	$ 240,216	$ 11,922	$ 105	$ 23,584	$ 890,249
		2003	621,724	235,870	18,570	-	18,106	894,270
		2002	716,191	256,182	12,086	-	19,217	1,003,676
Intersegment revenues		2004	$ -	$ -	$ -	$ -	$ -	$ -
		2003	-	-	-	-	1,362	1,362
		2002	-	-	-	-	7,706	7,706
Operating income	(a)	2004	$ 15,812	$ 1,663	$ (59,599)	$ (6,463)	$ (6,871)	$ (55,458)
(loss) from	(b)	2003	(21,315)	(14,501)	(15,044)	(386)	(5,345)	(56,591)
continuing operations		2002	65,641	8,830	(1,890)	-	(428)	72,153
Total assets		2004	$ 260,047	$ 70,671	$ 29,611	$ 2,071	$ 7,703	$ 370,103
Fixed asset additions		2004	$ 10,103	$ 8,042	$ 281	$ 437	$ 104	$ 18,967
Depreciation		2004	$ 18,390	$ 5,631	$ 870	$ 67	$ 360	$ 25,318

(a) 2004 operating loss includes restructuring and asset impairment charges as follows:
Restructuring			$ 4,911	$ 662	$ 2,601	$ -	$ 29	$ 8,203
Impairment			$ 536	$ 318	$ 47,623	$ -	$ -	$ 48,477

(b) 2003 operating loss includes restructuring and asset impairment charges as follows:
Restructuring			$ 11,564	$ 4,368	$ 1,695	$ -	$ 4	$ 17,631
Impairment			$ 9,054	$ 2,249	$ 4,487	$ -	$ 1,190	$ 16,980

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	2004	2003	2002
Total consolidated revenues	$ 890,249	$ 894,270	$ 1,003,676

Operating income (loss)	$ (55,458)	$ (56,591)	$ 72,153
Corporate restructuring and asset impairment	(5,406)	(1,250)	1,837
Other unallocated corporate expense	(9,842)	(1,798)	(11,395)
LIFO adjustment	85	1,202	2,435
Total other expense	(2,437)	(3,073)	(13,929)
Income (loss) from continuing operations before income taxes	$ (73,058)	$ (61,510)	$ 51,101

Total Assets	$ 370,103
Corporate and unallocated	172,870
Total consolidated assets	$ 542,973

Capital expenditures	$ 18,967
Corporate and unallocated	5,930
Total consolidated capital expenditures	$ 24,897

Depreciation	$ 25,318
Corporate and unallocated	12,221
Total consolidated depreciation	$ 37,539

The Company’s operations are conducted primarily in the United States and Canada.  Revenue by geographic area is based on the location where the revenue is generated.  Information about the Company’s operations by geographic area for 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Revenues from external customers
United States	$ 887,841	$ 889,126	$ 1,000,658
Foreign	2,408	5,144	3,018
Total	$ 890,249	$ 894,270	$ 1,003,676

Long-lived assets
United States	$ 264,527	$ 262,260
Foreign	26,206	81,236
Total	$ 290,733	$ 343,496

NOTE 20 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and trade receivables.  Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions.  The Company’s credit risk with respect to trade receivables is, limited in management’s opinion, due to industry and geographic diversification.  As disclosed on the Consolidated Balance Sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $1,409 at January 2, 2005.  The Company also has a four-year commitment with an equipment supplier to spend a total of $4,000 over the commitment term.  There are three years remaining on this commitment.  In addition, the Company has various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum annual commitments of $1,430.  The Company outsources certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At January 2, 2005, the early termination penalties total approximately $14,204.  The remaining terms of the agreements range from two to four years.  As these remaining terms diminish, the amount of the termination penalties decline.  The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company had outstanding letters of credit as of January 2, 2005, totaling approximately $6,616 as a requirement of the Company’s workers compensation insurance.  All letters of credit are renewable annually.

The Company is obligated under several operating leases, none of which are considered individually significant, expiring at various dates.  Annual expense under these leases was $21,421 in 2004, $21,819 in 2003, and $22,941 in 2002.

Rental commitments under existing leases at January 2, 2005, are as follows:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2005	$ 12,022	$ 4,638	$ 109	$ 1,037	$ 17,806
2006	10,814	3,731	109	516	15,170
2007	8,675	2,559	109	102	11,445
2008	6,791	970	109	60	7,930
2009	3,815	282	6	12	4,115
Later years	990	6	-	-	996

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
(Dollars in thousands, except per	March 28,	June 27,	September 26,	January 2,
share amounts)	2004	2004	2004	2005

Revenue	$ 220,276	$ 220,853	$ 212,958	$ 236,162
Gross margin	82,969	80,742	77,693	82,865
Income (loss) from continuing operations	(6,806)	(3,131)	(35,102)	343
Income from discontinued operations	307	510	646	13,015
Net income (loss)	(6,499)	(2,621)	(34,456)	13,358

Basic and diluted earnings per share from
Continuing operations	(0.24)	(0.11)	(1.23)	0.01
Discontinued operations	0.01	0.02	0.02	0.46

	Quarters Ended
(Dollars in thousands, except per	March 30,	June 29,	September 28,	December 28,
share amounts)	2003	2003	2003	2003

Revenue	$ 229,902	$ 226,868	$ 216,375	$ 221,125
Gross margin	87,141	87,777	83,918	82,567
Loss from continuing operations	(1,912)	(12,711)	(1,889)	(21,465)
Income (loss) from discontinued operations	780	715	335	(2,920)
Net loss	(1,132)	(11,996)	(1,554)	(24,385)

Basic and diluted earnings per share from
Continuing operations	(0.07)	(0.45)	(0.06)	(0.76)
Discontinued operations	0.03	0.03	0.01	(0.10)

Pre-tax adjustments included in the quarterly information above are as follows:

Income (loss) from continuing operations for 2004 includes restructuring charges of $3,341, $2,195, $6,521, and $1,552 in first through fourth quarters, respectively.  Also included in 2004 income (loss) from continuing operations are asset impairments of $789, $47,611, and $77 in second, third, and fourth quarters, respectively.

Loss from continuing operations for 2003 includes restructuring charges of $12,889, $3,186, and $3,876 in the second, third, and fourth quarters, respectively.  These restructuring charges are net of reversals of $84 and $64 in the second and fourth quarters, respectively.  2003 loss from continuing operations also includes asset impairments of $9,545, $1,306, and $5,059 in the second, third, and fourth quarters, respectively.  These asset impairment charges are net of a gain of $1,070 in the third quarter.  Also included in fourth quarter 2003 is a pension settlement loss of $25,228.  See Note 16.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None

Item 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

Changes in Internal Control

During the fourth quarter of fiscal 2004, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

Management’s Report on Internal Control Over Financial Reporting

Management of Standard Register is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of the financial reporting and the preparation of financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, our management has concluded that the Company’s internal control over financial reporting was effective as of January 2, 2005.

Battelle & Battelle LLP, the registered public accounting firm that audited the Company’s financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting which is included on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Standard Register Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 2, 2005 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for the year ended January 2, 2005 of The Standard Register Company and subsidiaries and our report dated March 10, 2005 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Battelle & Battelle LLP

Dayton, Ohio

March 10, 2005

Item 9B – OTHER INFORMATION

                     None

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I, of this report.

Audit Committee

The Company has a separately designated standing Audit Committee.  The Audit Committee members are Sherrill W. Hudson (Chairman of the Audit Committee), F. David Clarke, III, Ann Scavullo, and John J. Schiff.

Audit Committee Financial Experts

The Board of Directors has determined the members of its Audit Committee meet the independence and financial literacy requirements of the New York Stock Exchange.   In addition, the Board has determined that one member in particular satisfies the "financial expert" qualifications contained in regulations issued pursuant to the Sarbanes-Oxley Act of 2002.  Specifically, the Board has concluded that Audit Committee member Sherrill W. Hudson qualifies as a financial expert given his 37-year career with Deloitte & Touche, a firm of certified public accountants.  Mr. Hudson's experience with respect to audits of financial statements of publicly held companies, internal controls, application of GAAP and audit committee functions, and his independence as a board member meets the criteria for "financial expert" established by the Board in conformity with applicable regulations.

Code of Ethics

Our Audit Committee recommended, and our Board adopted, the Company’s revised Code of Ethics.  We re-emphasized that directors, and all our employees, including our Chief Executive Officer, our Chief Financial Officer, our Controller, and all other principal executive officers and senior financial officers, are subject to the letter and spirit of the Code.  We have not made any waivers of our Code of Ethics.  The Code of Ethics covers such topics as conflicts of interest, confidentiality, compliance with legal requirements, and other business ethics subjects.  It is intended to promote honest and ethical conduct, full disclosure and accurate reporting, and compliance with laws as well as other matters.

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

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005.

The following table summarizes aggregate information as of January 2, 2005, regarding our equity compensation plans under which our equity securities have been authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders (1)	2,618,034	$ 21.11	2,796,440

Equity compensation plans not approved by shareholders	-	$ -	-

(1) Includes the Company's 1995 Incentive Stock Option Plan and 2002 Equity Incentive Plan.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2005.

Item 14 -FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the fiscal years ended January 2, 2005, and December 28, 2003.

	2004	2003
Audit Fees (1)	$ 1,056,000	$ 756,000
Audit Related Fees (2)	71,500	90,500
Tax Fees (3)	7,000	7,000
Other	-	-
Total	$ 1,134,500	$ 853,500

(1) Audit Fees - This category includes the audit of Standard Register’s annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Battelle & Battelle LLP in connection with statutory and regulatory filings or engagements.

(2) Audit Related Fees - This category consists of assurance and related services provided by Battelle & Battelle LLP that were reasonably related to the performance of the audit or review of our financial statements.  It includes fees billed in 2004 for the audit of our benefit plans and accounting consultation and in 2003 for the audit of our benefit plans, financial due diligence on acquisitions, a customer contract audit, internal control analysis, and accounting consultation.

(3) Tax Fees - This category consists of professional services performed by Battelle & Battelle LLP for tax consultation in 2004 and 2003.

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

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2004 and 2003, the Audit Committee pre-approved all audit-related fees, tax fees, and all other fees.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended January 2, 2005 and December 28, 2003.

PART IV

Item 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – January 2, 2005 and December 28, 2003

Consolidated Statement of Income and Comprehensive Income – Years ended

January 2, 2005, December 28, 2003, and December 29, 2002

Consolidated Statement of Shareholders’ Equity – Years ended January 2, 2005, December 28, 2003, and December 29, 2002

Consolidated Statement of Cash Flows – Years ended January 2, 2005, December 28, 2003, and December 29, 2002

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

      Description

Page

II

     Valuation and Qualifying Accounts and Reserves

                79

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits on pages 77-78 are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

THE STANDARD REGISTER COMPANY

By:  /S/  D. L. Rediker

D. L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 10, 2005:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P. H. Granzow, pursuant to power of attorneys, which are being filed with this Annual Report on Form 10-K, has signed below on March 10, 2005, as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
S. W. Hudson	J.Q. Sherman, II
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

4.3

Third Amendment Agreement to The Credit Agreement between Standard Register and banking institutions dated December 31, 2003, incorporated by reference to Form 10-K for the year ended December 28, 2003.

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

10.9	Asset Purchase Agreement between The Standard Register Company and PlanetPrint.com, Inc., dated July 10, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.10	Share Purchase Agreement between The Standard Register Company and InSystems Technologies, Inc., dated June 25, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.11	The Standard Register Company 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.12

First Amendment to The Standard Register Company Management Incentive Compensation Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.13	Asset Purchase Agreement between Pitney Bowes, Inc., and The Standard Register Company, dated December 13, 2004.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.

POWER OF ATTORNEY

24	Power of Attorney of R. W. Begley, Jr., F. D. Clarke III, S. W. Hudson, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.

CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and for the three years in the period ended January 2, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, and have issued our reports thereon dated March 10, 2005.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ Battelle & Battelle, LLP

Dayton, Ohio

March 10, 2005

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED JANUARY 2, 2005

(Dollars in thousands)

Description	Balance at beginning of period	Dispositions/Acquisitions		Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period

Year Ended January 2, 2005
Allowance for doubtful accounts-	3,523	-		1,013		(8)	(f)	825		3,703
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,886	-		82		-		-		2,968
Notes Receivable
Total Allowance for Doubtful	$ 6,409	$ -		$ 1,095		$ (8)		$ 825		$ 6,671
Accounts
Inventory obsolescence	4,438	(1,963)	(g)	547		-		2,040	(c)	982
Restructuring liability	2,828	-		10,864	(d)	-		8,917	(e)	4,775

Year Ended December 28, 2003
Allowance for doubtful accounts-	5,381	-		(2)		22	(b,f)	1,878		3,523
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,446	-		787		80		427		2,886
Notes Receivable
Total Allowance for Doubtful	$ 7,827	$ -		$ 785		$ 102		$ 2,305		$ 6,409
Accounts
Inventory obsolescence	2,213	-		5,800		-		3,575	(c)	4,438
Restructuring liability	2,437	-		12,989	(d)	-		12,598	(e)	2,828

Year Ended December 29, 2002
Allowance for doubtful accounts-	9,090	360	(a)	551		(721)	(b)	3,899		5,381
Accounts Receivable - Trade
Allowance for doubtful accounts-	1,764	-		-		721	(b)	39		2,446
Notes Receivable
Total Allowance for Doubtful	$ 10,854	$ 360		$ 551		$ -		$ 3,938		$ 7,827
Accounts
Inventory obsolescence	2,607	-		58		-		452	(c)	2,213
Restructuring liability	15,307	-		(1,837)	(d)	-		11,033		2,437

(a) Acquisition of Insystems and Planet Print
(b) Transferred to/from Notes Receivable
(c) Obsolete inventory scrapped or written down to realizable value
(d) Recognized in connection with restructuring plan
(e) Payment of costs in connection with restructuring plan
(f) Foreign currency translation charged to Shareholders' Equity
(g) Sale of service equipment business

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

  All significant deficiencies and material weaknesses in the design or operation of internal control~~s~~ over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2005

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

  All significant deficiencies and material weaknesses in the design or operation of internal control~~s~~ over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2005

/s/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Standard Register Company (the “Company”) on Form 10-K for the period ending January 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 4, 2005

/s/DENNIS L. REDIKER

Dennis L. Rediker

President and Chief Executive Officer

/s/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer