Form 10-Q
period 2005-04-03
STANDARD REGISTER CO
filed 2005-05-03
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 3, 2005
Common stock, $1.00 par value	23,971,012 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 3, 2005

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended April 3, 2005 and March 28, 2004	1

b)	Consolidated Balance Sheets
	as of April 3, 2005 and January 2, 2005	2

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended April 3, 2005 and March 28, 2004	4

d)	Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition		12
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		23

Item 4. Controls and Procedures		23

Part II – Other Information

Item 1. Legal Proceedings		24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3. Defaults upon Senior Securities		24

Item 4. Submission of Matters to a Vote of Security Holders		24

Item 5. Other Information		24

Item 6. Exhibits		24

Signatures		25

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended	13 Weeks Ended
	April 3	March 28
	2005	2004
REVENUE
Products	$ 198,052	$ 189,168
Services	33,927	31,108
Total revenue	231,979	220,276
COST OF SALES
Products	128,579	116,843
Services	19,291	20,464
Total cost of sales	147,870	137,307
GROSS MARGIN	84,109	82,969
OPERATING EXPENSES
Research and development	2,666	3,605
Selling, general and administrative	66,277	75,837
Depreciation and amortization	10,173	10,619
Restructuring charges	528	3,341
Total operating expenses	79,644	93,402
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,465	(10,433)

OTHER INCOME (EXPENSE)
Interest expense	(666)	(690)
Investment income and other	99	50
Total other expense	(567)	(640)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	3,898	(11,073)
INCOME TAX EXPENSE (BENEFIT)	1,690	(4,267)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$ 2,208	$ (6,806)
DISCONTINUED OPERATIONS
Income from discontinued operations, net of taxes	-	307
Gain on sale of discontinued operations, net of taxes	146	-
NET INCOME (LOSS)	$ 2,354	$ (6,499)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.08	$ (0.24)
Income from discontinued operations	-	0.01
Gain on sale of discontinued operations	-	-
Net income (loss) per share	$ 0.08	$ (0.23)

Dividends Paid Per Share	$ 0.23	$ 0.23
NET INCOME (LOSS)	$ 2,354	$ (6,499)
Deferred cost on forward contract	27	(138)
Foreign currency translation adjustment	(71)	-
COMPREHENSIVE INCOME (LOSS)	$ 2,310	$ (6,637)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 3,	January 2,
A S S E T S	2005	2005

CURRENT ASSETS
Cash and cash equivalents	$ 28,529	$ 44,088
Accounts and notes receivable, less allowance for doubtful
accounts of $4,139 and $3,903, respectively	124,181	128,396
Inventories	50,160	51,796
Deferred income taxes	16,566	16,577
Prepaid expense	12,364	11,383
Total current assets	231,800	252,240

PLANT AND EQUIPMENT
Buildings and improvements	68,124	67,767
Machinery and equipment	224,870	221,904
Office equipment	171,277	170,534
Total	464,271	460,205
Less accumulated depreciation	331,676	323,808
Depreciated cost	132,595	136,397
Plant and equipment under construction	8,489	7,775
Land	2,813	2,813
Net assets held for sale	175	175
Total plant and equipment	144,072	147,160

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	12,469	13,189
Deferred tax asset	84,595	86,505
Software development costs, net	10,020	10,507
Restricted cash	1,895	3,237
Other	23,436	23,578
Total other assets	138,972	143,573

Total assets	$ 514,844	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 3,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2005

CURRENT LIABILITIES
Current portion of long-term debt	$ 70,552	$ 80,549
Accounts payable	34,432	38,183
Accrued compensation	20,314	27,116
Deferred revenue	3,568	3,832
Accrued restructuring	3,292	4,775
Other current liabilities	24,899	34,569
Total current liabilities	157,057	189,024

LONG-TERM LIABILITIES
Long-term debt	728	867
Pension benefit obligation	86,157	83,273
Retiree health care obligation	46,581	46,826
Deferred compensation	14,758	16,832
Other long-term liabilities	646	746
Total long-term liabilities	148,870	148,544

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2005 -25,894,774; 2004 - 25,693,001	25,895	25,693
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	58,256	56,100
Accumulated other comprehensive losses	(110,740)	(110,697)
Retained earnings	284,040	281,670
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(3,908)	(2,735)
Total shareholders' equity	208,917	205,405

Total liabilities and shareholders' equity	$ 514,844	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended	13 Weeks Ended
	April 3	March 28
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,354	$ (6,499)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,173	10,636
Restructuring charges	528	3,381
Pension and postretirement benefit expense	6,564	5,785
Amortization of unearned compensation - restricted stock	362	633
Deferred income taxes	1,921	(4,003)
Other	178	133
Changes in operating assets and liabilities:
Accounts and notes receivable	4,216	(5,784)
Inventories	1,636	(1,889)
Income taxes	(30)	657
Other assets	456	(2,930)
Restructuring spending	(1,989)	(2,866)
Accounts payable and accrued expenses	(13,655)	(276)
Pension and postretirement obligation	(3,924)	(5,448)
Other liabilities	(2,440)	(154)

Net cash provided by (used in) operating activities	6,350	(8,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,089)	(5,310)
Proceeds from sale of plant and equipment	85	907

Net cash used in investing activities	(6,004)	(4,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	10,000	-
Principal payments on long-term debt	(20,136)	(12)
Proceeds from issuance of common stock	855	657
Dividends paid	(6,551)	(6,555)

Net cash used in financing activities	(15,832)	(5,910)

Effect of exchange rate changes on cash	(73)	(3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,559)	(18,940)

Cash and cash equivalents at beginning of period	44,088	76,959

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 28,529	$ 58,019

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investments in international joint ventures are included in the accompanying consolidated financial statements using the equity method of accounting.  The Company’s share of earnings (losses) from these joint ventures is included in Investment income (expense) for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 2, 2005 included in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R).  Under the new SEC implementation process, the Company’s effective date for adopting SFAS No. 123(R) has been extended six months.  The Company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R).

NOTE 3 – DISCONTINUED OPERATIONS

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12,820, net of income taxes of $8,550.

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue of the equipment service business included in discontinued operations was $5,778 for the 13-week period ended March 28, 2004.  No interest expense was allocated to discontinued operations.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT CHARGES

In 2001, the Company completed major restructuring actions and, in the last three fiscal years, has executed additional restructuring actions as part of an on-going effort to realign resources to improve utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2005	March 28, 2004

2004 Restructuring Actions
Severance and employer related costs	$ 80	$ 2,292
Contract exit and termination costs	9	135
Associated costs	-	45

Total 2004	89	2,472

2003 Restructuring Actions
Contract exit and termination costs	104	122
Associated costs	-	146

Total 2003	104	268

2001 Restructuring Actions
Contract exit and termination costs	335	601

Total 2001	335	601

Total restructuring expense	$ 528	$ 3,341

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

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.  Remaining restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease this facility.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,265	$ 80	$ 10,192
Contract lease termination costs	1,346	9	1,290
Other exit costs	149	-	149

	$ 11,760	$ 89	$ 11,631

BY SEGMENT:
Document and Label Solutions	$ 4,982	$ 86	$ 4,860
POD Services	710	3	703
InSystems	2,673	-	2,673
Other	3,395	-	3,395

Total	$ 11,760	$ 89	$ 11,631

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	2005

Severance and employer	$ 10,006	$ (6,713)	$ (384)	$ 2,909	$ 61	$ (1,263)	$ 1,707
related costs

Contract termination costs	1,278	(61)	(9)	1,208	-	(193)	1,015

Other	45	(45)	-	-	-	-	-

Total	$ 11,329	$ (6,819)	$ (393)	$ 4,117	$ 61	$ (1,456)	$ 2,722

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

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  At January 2, 2005, approximately $573 of additional restructuring expense remained that will be recorded through 2006 related to vacated facilities that the Company has been unable to sublease.

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q1 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,848	$ -	$ 10,848
Contract termination costs:
Lease obligations	3,056	104	2,610
Contractual lease obligations for taxes,
utilities, and maintenance costs	129	-	106

Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,908	-	2,908
Other exit costs	2,056	-	2,056
	$ 19,329	$ 104	$ 18,860
BY SEGMENT:
Document and Label Solutions	$ 11,072	$ 37	$ 11,109
POD Services	4,903	67	4,397
InSystems	2,252	-	2,252
Other	1,102	-	1,102

Total	$ 19,329	$ 104	$ 18,860

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and employer
related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,248)	$ (72)	$ 8	$ -	$ 8

Contract termination
costs	2,330	(830)	-	1,500	(850)	-	650	(88)	562

Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (2,098)	$ (72)	$ 658	$ (88)	$ 570

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  At January 2, 2005, an additional $1,244 of restructuring expense remained that will be recorded through 2006 related to vacated facilities that the Company has been unable to sublease, of which $335 was expensed in the first quarter of 2005.

Net Assets Held For Sale

At January 2, 2005, the Company classified a vacant parcel of land in North Carolina with a carrying value of $175 as held for sale in the accompanying Consolidated Balance Sheet.  The Company expects to sell the land in 2005 and record a gain.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	April 3,	January 2,
	2005	2005

Finished products	$ 41,313	$ 41,448
Jobs in process	4,540	5,101
Materials and supplies	4,307	5,247

Total	$ 50,160	$ 51,796

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
(Shares in thousands)	April 3, 2005	March 28, 2004
Weighted average shares outstanding – basic	28,544	28,483
Dilutive effect of stock options	21	-
Weighted average shares outstanding – diluted
	28,565	28,483

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 2,152,485 shares in 2005 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net loss incurred in 2004, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

NOTE 7 – STOCK OPTIONS

The Company has two stock-based employee compensation plans, which are fully described in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.  The Company accounts for those plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of SFAS No. 123, the Company’s total and per share net income would be reduced as follows:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2005	March 28, 2004
Net income (loss) from continuing operations, as reported	$ 2,208	$ (6,806)
Less total compensation expense determined under
the fair-value-based method for all awards, net	(216)	(401)
Proforma net income (loss) from continuing operations	$ 1,992	$ (7,207)

Basic and diluted net income (loss) from continuing
operations per share
As reported	$ 0.08	$ (0.24)
Proforma	$ 0.07	$ (0.25)

NOTE 8 – PENSION PLANS

The Company has a qualified defined benefit plan and a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers and a supplemental retirement agreement with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.  These plans are more fully described in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Net periodic benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2005	March 28, 2004
Service cost of benefits earned	$ 2,423	$ 3,094
Interest cost on projected benefit obligation	6,622	6,716
Expected return on plan assets	(7,621)	(8,319)
Amortization of prior service costs	280	280
Amortization of net loss from prior periods	5,105	4,463
Total	$ 6,809	$ 6,234

The Company does not have a minimum funding requirement in 2005.  The Company contributed $3,500 and $5,000 to the qualified pension plan in the first three months of 2005 and 2004, respectively.

NOTE 9 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Postretirement benefit cost includes the following components:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2005	March 28, 2004
Service cost	$ -	$ -
Interest cost	516	617
Amortization of prior service cost	(552)	(552)
Amortization of net loss from prior periods	131	334
Total	$ 95	$ 399

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $679 and $870 for the 13-week periods ended April 3, 2005 and March 28, 2004, respectively.

NOTE 10 – SEGMENT REPORTING

The Company’s four reportable segments are Document and Label Solutions, Print-on-Demand (POD) Services, InSystems, and Digital Solutions.  Information about the Company’s operations by segment for the 13-week periods ended April 3, 2005 and March 28, 2004 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 158,862	$ 61,654	$ 2,603	$ 47	$ 8,813	$ 231,979
		2004	152,587	59,533	3,291	-	4,865	220,276
Operating income (loss)	(a)	2005	$ 11,467	$ 1,035	$ (1,371)	$ (1,660)	$ (309)	$ 9,162
	(b)	2004	1,540	(2,453)	(2,469)	(1,292)	(1,826)	(6,500)
Total assets		2005	$ 250,401	$ 71,501	$ 27,638	$ 1,970	$ 9,341	$ 360,851
		2004	270,102	71,031	88,306	1,048	8,688	439,175

(a) 2005 operating income (loss) includes the following restructuring charges
			$ 124	$ 69	$ -	$ -	$ -	$ 193

(b) 2004 operating income (loss) includes the following restructuring charges
			$ 2,211	$ 239	$ -	$ -	$ -	$ 2,450

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week periods ended April 3, 2005 and March 28, 2004 is as follows:

	Thirteen Weeks Ended
	April 3,	March 28,
	2005	2004

Operating income (loss)	$ 9,162	$ (6,500)
Corporate restructuring charges	(335)	(891)
LIFO Adjustment	(257)	-
Other unallocated corporate expense	(4,105)	(3,042)
Total other expense	(567)	(640)
Income (loss) before income tax benefit	$ 3,898	$ (11,073)

Total Assets	$ 360,851	$ 439,175
Corporate and unallocated	153,993	178,354
Total consolidated assets	$ 514,844	$ 617,529

Item 2 -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Dollars in Millions, Except Per Share Amounts)

References to “we,” “us,” “our,” “the Company,” or “Standard Register” refer to The Standard Register Company unless the context indicates otherwise.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  Because such statements deal with future events, they are subject to various risks and uncertainties and actual results for fiscal year 2005 and beyond could differ materially from the Company’s current expectations.  Forward-looking statements are identified by words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  Factors that could cause the Company’s results to differ materially from those expressed in forward-looking statements include, without limitation, variation in demand and acceptance of the Company’s products and services; the frequency, magnitude, and timing of paper and other raw material price changes; general business and economic conditions beyond the Company’s control; timing of the completion and integration of acquisitions; the consequences of competitive factors in the marketplace; ability to retain large customer contracts; the Company’s success in attracting and retaining key personnel; and the effect of alternative technologies on the Company’s traditional product offerings.  The Company undertakes no obligation to update forward-looking statements as a result of new information since these statements may no longer be accurate or timely.  We caution you that the following risks and factors, and those other business risks discussed elsewhere in this report, could cause our actual results to differ materially from those included in forward-looking statements.

Variation in demand and acceptance of our products and services

We have a wide array of products and services - from printed products to digital solutions to managed services.  Our custom-printed single- and multiple-part business forms represent mature products that are in decline as companies increasingly adopt electronic forms and other e-business solutions.  These declines could be offset by capturing increased market share in the traditional document label business and generating new revenue through solutions such as print-on-demand, document automation software and print managed services.  Demand for our new offerings will vary by customer and industry, depending on their technological advancement and business priorities.

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

General business and economic conditions beyond our control

Economic conditions impact the demand for our products and services.  A weak economy can cause delays in customers’ investments in technology, business process improvements and other initiatives as well as cause lower consumption of forms, labels, and customer communications through reduced business activity.

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

Consequences of competitive factors in the marketplace

Some of the industries in which we operate are highly competitive and we expect that this level of competition on pricing and product offerings will continue.  Factors that could affect our ability to compete successfully include competitive pressures that result in increased price reductions and further consolidation of the forms industry, resulting in much larger competitors.

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

As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions – from printed documents to consulting to digital solutions – and continue to expand capabilities that help organizations effectively capture, manage, and use information to improve their business results.  Organizations leverage Standard Register’s deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  Our operations include four reportable segments:  Document and Label Solutions, POD Services, InSystems, and Digital Solutions.

Industry Challenges

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

Advances in digital printing will increasingly intrude on the quality and cost advantages historically claimed by conventional long-run offset printing.  For many print applications, this will require the industry to add capital investment and will accelerate the “commoditization” of custom printed documents.  The traditional long-run web print business is evolving toward a digital-print-on demand business and we will invest and participate in this market.  It is a natural extension of the long-run, web-print business.

Business Challenges

The above industry conditions, combined with some post-2001 restructuring sales productivity issues, resulted in substantial revenue and operating profit decreases in 2002 and 2003.  A realignment of our sales force and other sales initiatives, together with an improving economy, contributed to a more stable revenue picture in 2004.   Future revenue growth in our traditional product segment will require a gain in market share.

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

By September 2002, the weak stock market and historically low interest rates drove our pension plan from an overfunded to an underfunded position.  The amortization of these past asset and liability losses, although non-cash in nature, had a significant impact on 2003 and 2004 financial results.  Pensions produced income in 2002 equal to $0.04 per share, but resulted in annual expense in 2004 equivalent to $0.49 per share.  Pension expense for 2005 is currently estimated at $0.56 per share.

Paper costs have changed little in recent years; however, paper companies instituted three price increases during 2004, reflecting high operating rates at paper mills and escalating energy costs.  Although additional increases in 2005 remain a possibility, the market appears to have softened.  In response, we have increased our target selling prices and have made progress in an attempt to recover the paper cost increases.  With each paper cost increase, we expect margins to worsen initially and to then recover over a period of several quarters as selling price increases are negotiated; however, there is no guarantee that we will be successful.

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

In addition, we will focus on improving the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  At the end of the first half of 2004, we announced an objective to improve our pretax operating profit as a percent of revenue by five percentage points.  We have made good progress toward this goal, and if we are successful in recovering paper costs, we expect to achieve this objective by the second half of 2005.

We expect to continue to focus on cash flow and maintain our current strong financial condition.

CRITICAL ACCOUNTING POLICIES

In preparing these unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended January 2, 2005.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, impairment of long-lived assets, and deferred taxes.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended January 2, 2005.

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

This discussion presents information that excludes restructuring expense and pension loss amortization.  These financial measures are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of the above items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2005 and 2004 refer to the thirteen-week periods ended April 3, 2005 and March 28, 2004.

	2005	2004
Revenue	$ 232.0	$ 220.3
% Change	5.3%	-4.2%
Gross Margin	84.1	83.0
% Revenue	36.3%	37.7%

SG&A Expense	68.9	79.5
Depreciation and Amortization	10.2	10.6
Restructuring Expense	0.5	3.3
Income (Loss) From Continuing Operations	4.5	(10.4)
Interest Expense	(0.7)	(0.7)
Investment and Other Income	0.1	-
Pretax Income (Loss) from Continuing Operations	3.9	(11.1)
Net Income (Loss) from Continuing Operations	$ 2.2	$ (6.8)

Discontinued Operations
Income from Discontinued Operations, net of taxes	-	0.3
Gain on Sale of Discontinued Operations, net of taxes	0.2	-
Net Income (Loss)	$ 2.4	$ (6.5)
Earnings (Loss) Per Diluted Share	$ 0.08	(0.23)

Effects to Earnings Per Share
Continuing Operations
Restructuring Expense	$ (0.01)	$ (0.07)
Pension Loss Amortization	(0.10)	(0.10)
Other	0.19	(0.07)
Total	$ 0.08	$ (0.24)

Discontinued Operations
Income	$ -	$ 0.01
Gain on Sale	-	-
Total	$ -	$ 0.01

Discontinued Operations

In December 2004, we sold selected assets and transferred selected liabilities of our equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12.8 million, net of income taxes of $8.6 million.

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, was accounted for as a discontinued operation; accordingly, the results of its operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue of the equipment service business included in discontinued operations was $5.8 million for the first quarter of 2004.  No interest expense was allocated to discontinued operations.  The following discussion will focus on the results of continuing operations.

Revenue

We have invested a significant amount of energy in our effort to improve revenue performance.  The revenue declines experienced in 2001 and, to a lesser extent, in 2002, were primarily the result of the 2001 restructuring plan to eliminate unprofitable business and reduce assets and cost.  The years 2003 and 2004 witnessed eight quarters of relative stability in revenue.  The goal for fiscal year 2005 is for modest growth on a 52-week basis (2004 fiscal year contained 53 weeks).

On a consolidated basis, revenue in the first quarter of 2005 increased $11.7 million, or 5.3%, compared with the first quarter of 2004.  We continued to make progress in negotiating higher document selling prices in order to recover the three paper cost increases incurred during 2004.  Higher prices accounted for about two-thirds of the revenue increase in 2005.  The balance of the revenue increase was attributed to increased unit volume, primarily as a result of our commercial print initiative.

The table below presents revenue from continuing operations by reportable segment:

	2005		2004
	$	% Change	$	% Change

Document and Label Solutions	$ 158.9	4.1%	$ 152.6	-4.1%
POD Services	61.7	3.6%	59.5	-1.1%
InSystems	2.6	-20.9%	3.3	-44.7%
Digital Solutions	-	-	-	-
Other	8.8	81.2%	4.9	5.3%

Total	$ 232.0	5.3%	$ 220.3	-4.2%

The markets for our core Document and Label Solutions (DLS) products and services are generally oversupplied with flat-to-declining demand for many traditional products and faced with aggressive price competition.  However, the industry is still typically able to pass through paper cost increases, although it ordinarily takes several quarters.  We have made good progress in recovering the higher paper cost and the majority of the revenue increase in 2005 is attributed to price. Traditional print products were down slightly, but there were revenue increases in labels, document systems, and services.

POD Services’ revenue is generated through the sale of a variety of short-run, quick turnaround printed products and related services.  Print may be digital or offset.  POD Services revenue for the first quarter of 2005 generally reflected the on-going industry trend away from offset and toward digital.  Digital color, digital document outsourcing, and software services all showed revenue increases.  As was the case in the DLS segment, higher prices accounted for a significant share of the overall revenue increase.

InSystems’ revenue declined in the first quarter of 2005 compared with the first quarter of 2004, a result of lower sales from professional services.  Revenue from new software licenses and maintenance was higher than in 2004.

Digital Solutions is a start-up software and services venture based on the application of digital pen and paper technology. We are presently testing the application at several potential customer sites.

Gross Margin

Gross margin for 2005 improved by $1.1 million versus 2004.  As a percentage of revenue, the gross margin declined from 37.7% last year to 36.3% in 2005.  The first quarter of 2004 included a one-time supplier rebate of $2.8 million, equivalent to 1.3% of revenue.

As discussed above, much of the revenue increase was attributed to price, which was offset by the higher paper costs, producing no increase in gross margin.  The remainder of the revenue increase was largely in commercial print, which carries lower gross margins than the traditional products that declined in the quarter.  Manufacturing costs in 2005 were substantially lower than the prior year, primarily as a result of lower staffing and other cost reduction actions taken in the intervening periods.

SG&A Expense

Selling, general, and administrative and research and development (SG&A) expense was in line with the preceding third and fourth quarters of 2004.  The $10.6 million reduction from the first quarter of 2004 is primarily the result of lower staffing from restructuring actions taken in the prior year.  Pension loss amortization was $5.1 million in the first quarter of 2005, up $0.6 million from 2004.  Total pension and postretirement expense was essentially flat between years.

Income (Loss) from Continuing Operations

The table below isolates the effects of restructuring charges and pension loss amortization on the comparable quarterly results:

	Effect on First Quarter Income
	2005	2004	Change
Continuing Operations
Restructuring Expense	$ (0.5)	$ (3.3)	$ 2.8
Pension Loss Amortization	(5.1)	(4.5)	(0.6)
All Other Operations	9.5	(3.3)	12.8
Pretax Income (Loss) from Continuing Operations	3.9	(11.1)	15.0
Income Tax Expense (Benefit)	1.7	(4.3)	6.0
Net Income (Loss) from Continuing Operations	2.2	(6.8)	9.0

Discontinued Operations
Income from Discontinued Operations, net of taxes	-	0.3	(0.3)
Gain on Sale of Discontinued Operations, net of taxes	0.2	-	0.2
Total Discontinued Operations	0.2	0.3	(0.1)

Net Income (Loss)	$ 2.4	$ (6.5)	$ 8.9

Restructuring expense was $0.5 million in 2005, primarily consisting of residual lease facility costs related to actions undertaken in previous years.  Pension loss amortization was $5.1 million, originating in large part from weak stock market returns in earlier years.  All other operations in 2005 contributed $9.5 million to pretax income, compared to a deficit of $3.3 million in the prior year.  Lower operating costs and expenses, plus the improved revenue, primarily drove the $12.8 million improvement.

The table below presents income (loss) from continuing operations for each reportable segment.  The amounts exclude LIFO inventory adjustments, certain components of pension expense, and corporate restructuring expense.

	2005		2004
	$	% Revenue	$	% Revenue

Document and Label Solutions	$ 11.5	7.2%	$ 1.5	1.0%
POD Services	1.0	1.7%	(2.4)	-4.1%
InSystems	(1.4)	-52.6%	(2.5)	-75.0%
Digital Solutions	(1.6)	-	(1.3)	-
Other	(0.3)	-	(1.8)	-

Total	$ 9.2	3.9%	$ (6.5)	-3.0%

Operating income for DLS includes $0.1 million of restructuring expense in 2005 and $2.2 million in 2004.

Operating income (loss) for POD Services includes $0.1 million of restructuring expense in 2005 and $0.2 million in 2004.

DLS and POD Services operating profits in 2005 improved as a result of the progress made in recovering the higher paper costs, plus the growth of their respective service-based offerings.  However, the primary driver of the increased operating margin was improved productivity and lower costs.

Insystems operated at a $1.4 million loss for the first quarter of 2005, an improvement from the prior year’s results.  The restructuring actions taken last year were aimed at operating in the near term, at or above break-even before non-cash depreciation and intangible amortization.  That goal was achieved in both the fourth quarter of 2004 and the first quarter of 2005.

The loss for Digital Solutions represents operating expenses incurred to develop and market their products; there was minimal revenue in the quarter.

Restructuring and Impairment

In 2001, we completed major restructuring actions and, in the last three fiscal years, have executed additional restructuring actions as part of an on-going effort to realign resources to improve utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 2, 2005.

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

Pre-tax components of restructuring expense are as follows:

	2005	2004

2004 Restructuring Actions
Severance and employer related costs	$ 0.1	$ 2.3
Contract exit and termination costs	-	0.1
Total 2004	0.1	2.4

2003 Restructuring Actions
Contract exit and termination costs	0.1	0.1
Associated costs	-	0.2
Total 2003	0.1	0.3

2001 Restructuring Actions
Contract exit and termination costs	0.3	0.6
Total 2001	0.3	0.6
Total restructuring expense	$ 0.5	$ 3.3

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

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.  Remaining restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and we have been unable to sublease this facility.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.3	$ 0.1	$ 10.2
Contract lease termination costs	1.3	-	1.3
Other exit costs	0.1	-	0.1
	$ 11.7	$ 0.1	$ 11.6

BY SEGMENT:
Document and Label Solutions	$ 5.0	$ 0.1	$ 4.9
POD Services	0.7	-	0.7
InSystems	2.6	-	2.6
Other	3.4	-	3.4
Total	$ 11.7	$ 0.1	$ 11.6

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	2005
Severance and employer related costs	$ 10.0	$ (6.7)	$ (0.4)	$ 2.9	$ 0.1	$ (1.3)	$ 1.7
Contract termination costs	1.3	(0.1)	-	1.2	-	(0.2)	1.0
Other	-	-	-	-	-	-	-
Total	$ 11.3	$ (6.8)	$ (0.4)	$ 4.1	$ 0.1	$ (1.5)	$ 2.7

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

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  At January 2, 2005, approximately $0.6 million of additional restructuring expense remained that will be recorded through 2006 related to vacated facilities that we have been unable to sublease.

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q1 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.8	$ -	$ 10.8
Contract termination costs:
Lease obligations	3.1	0.1	2.7
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.1	-	0.1

Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	2.1	-	2.1
	$ 19.3	$ 0.1	$ 18.9
BY SEGMENT:
Document and Label Solutions	$ 11.1	$ -	$ 11.1
POD Services	4.9	0.1	4.5
InSystems	2.3	-	2.2
Other	1.1	-	1.1
Total	$ 19.4	$ 0.1	$ 18.9

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and employer
related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -	$ -	$ -

Contract termination
costs	2.3	(0.8)	-	1.5	(0.9)	-	0.6	(0.1)	0.5

Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (2.1)	$ (0.1)	$ 0.6	$ (0.1)	$ 0.5

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  We have been unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  At January 2, 2005, an additional $1.2 million of additional restructuring expense remained that will be recorded through 2006 related to vacated facilities that we have been unable to sublease, of which $0.3 million was expensed in the first quarter of 2005.

Net Assets Held For Sale

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on cash flow, capital structure, and our significant contractual obligations.

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

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2005	2004	Change
Net cash provided by (used in) operating activities	$ 6.3	$ (8.6)	$ 14.9

Capital expenditures	(6.1)	(5.3)	(0.8)
Proceeds from sale of plant and equipment	0.1	0.9	(0.8)
Net cash used in investing activities	(6.0)	(4.4)	(1.6)

Net debt payments	(10.1)	-	(10.1)
Dividends paid	(6.6)	(6.6)	-
Proceeds from issuance of common stock	0.9	0.7	0.2
Net cash used in financing activities	(15.8)	(5.9)	(9.9)
Exchange rate differences	(0.1)	-	(0.1)
Net cash flow	$ (15.6)	$ (18.9)	$ 3.3

Memo:
Net cash flow before debt payments	(5.5)	(18.9)	13.5
Contribution to defined pension plan	(3.5)	(5.0)	1.5
Restructuring spending	(2.0)	(2.9)	0.9

Net cash flow for the first quarter of 2005, before paying down debt borrowed under the revolving credit agreement, was a negative $5.5 million in the quarter, compared to a negative $18.9 million in the comparable period of 2004.  The 2005 cash flow included $2.0 million of restructuring spending, $3.5 million of pension contributions, and approximately $5.0 million of annual sales management and other associate incentive payments.

Operating Activities

Net cash flow from operations was a positive $6.3 million in 2005 versus a negative $8.6 million in 2004.  The most significant factor in the $14.9 million swing was the $8.9 million improvement in net income.  Accounts receivable and inventory decreased by $5.9 million during the first quarter of 2005, compared with a $7.7 million increase in the previous year.

We contributed $3.5 million to the defined benefit pension plan in the first quarter of 2005 and have contributed an additional $1.5 million early in the second quarter.  Last year’s first quarter contribution was $5.0 million.  We do not currently have a mandatory pension-funding requirement, but expect to make additional voluntary contributions of $5.0 million for a total of $10 million in 2005.

Investing Activities

Capital expenditures totaled $6.1 million thus far in 2005, up slightly from last year.  We expect our capital spending for the year to be $25-$30 million, with an emphasis on investments in our POD Services offering.

Financing Activities

During the first quarter of 2005, we borrowed and made repayments under our revolving credit facility agreement.  On a net basis, we repaid $10.1 million.  Dividend payments in 2005 were $6.6 million, in line with 2004.

Capital Structure

	April 3,	Jan 2,
	2005	2005	Change
Total Debt	$ 71.3	$ 81.4	$ (10.1)
Less Cash and Short-term Investments	28.5	44.1	(15.6)
Net Debt	42.8	37.3	5.5

Equity	209.0	205.4	3.5
Total	$ 251.8	$ 242.7	$ 9.0
Net Debt: Total Capital	17%	15%

The net debt to capital ratio increased slightly to 17% as a result of the net cash outflow described earlier.  The ratio, however, continues to indicate a strong balance sheet.

The current $150 million unsecured revolving credit agreement is set to expire on May 11, 2005.  We expect to execute a new $100 million revolving credit agreement, secured by accounts receivable and inventory, prior to the expiration of the existing revolver.  Initially, we expect to pay LIBOR + 150 basis points on the amount borrowed, plus 37.5 basis points on the unused facility, with the rates adjusted up or down depending upon the level of borrowing.  A fixed charge coverage covenant test would apply if availability under the revolver would become less than $10 million; net debt is currently at $42.8 million.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2004.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $3.9 million through 2006, primarily for severance and lease obligations.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we were able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have mandatory pension funding requirements in 2005, although we made voluntary contributions to our defined benefit pension plan in the first quarter of 2005 of $3.5 million.  We currently plan to contribute approximately $10 million to this plan in 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R).  Under the new SEC implementation process, our effective date for adopting SFAS No. 123(R) would be extended six months.  We will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R).

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 3, 2005

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility and the Company’s short-term investments, as outlined in the 2004 Form 10-K.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended January 2, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

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

Changes in Internal Control

During the first quarter of fiscal 2005, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

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

         Exhibit  #    Description

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

Not applicable

23.1

Consent of Independent Registered Public Accounting Firm

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

Included

32

Certifications pursuant to 18 U.S.C Section 1350, as adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Included

1.1

Report of Independent Registered Public Accounting Firm

Included

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 3, 2005

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2005

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)

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

Date: May 3, 2005

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

Date: May 3, 2005

/s/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending April 3, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

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