Form 10-Q
period 2005-07-03
STANDARD REGISTER CO
filed 2005-08-03
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).             Yes  X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 3, 2005
Common stock, $1.00 par value	24,072,991 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 3, 2005

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended July 3, 2005 and June 27, 2004 and for the 26 Weeks Ended July 3, 2005 and June 27, 2004	1

b)	Consolidated Balance Sheets
	as of July 3, 2005 and January 2, 2005	2

c)	Consolidated Statements of Cash Flows
	for the 26 Weeks Ended July 3, 2005 and June 27, 2004	4

d)	Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		28

Item 4. Controls and Procedures		28

Part II – Other Information

Item 1. Legal Proceedings		29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		29

Item 3. Defaults upon Senior Securities		29

Item 4. Submission of Matters to a Vote of Security Holders		29

Item 5. Other Information		29

Item 6. Exhibits		29

Signatures		30

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 3	June 27	July 3	June 27
	2005	2004	2005	2004
REVENUE
Products	$ 191,832	$ 190,964	$ 389,884	$ 380,132
Services	33,626	29,889	67,553	60,997
Total revenue	225,458	220,853	457,437	441,129

COST OF SALES
Products	127,606	121,185	256,185	238,028
Services	19,454	18,926	38,745	39,390
Total cost of sales	147,060	140,111	294,930	277,418

GROSS MARGIN	78,398	80,742	162,507	163,711

OPERATING EXPENSES
Research and development	2,378	3,747	5,044	7,352
Selling, general and administrative	62,794	69,085	129,071	144,922
Depreciation and amortization	10,735	10,712	20,908	21,331
Asset impairments	-	789	-	789
Restructuring charges	1,472	2,195	2,000	5,536
Total operating expenses	77,379	86,528	157,023	179,930

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,019	(5,786)	5,484	(16,219)

OTHER INCOME (EXPENSE)
Interest expense	(631)	(642)	(1,297)	(1,332)
Investment income and other	(15)	79	84	129
Total other expense	(646)	(563)	(1,213)	(1,203)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	373	(6,349)	4,271	(17,422)

INCOME TAX EXPENSE (BENEFIT)	3,087	(3,218)	4,777	(7,485)

NET LOSS FROM CONTINUING OPERATIONS	$ (2,714)	$ (3,131)	$ (506)	$ (9,937)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of taxes	-	510	-	817
Gain on sale of discontinued operations, net of taxes	406	-	552	-

NET INCOME (LOSS)	$ (2,308)	$ (2,621)	$ 46	$ (9,120)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (0.09)	$ (0.11)	$ (0.02)	$ (0.35)
Income from discontinued operations	-	0.02	-	0.03
Gain on sale of discontinued operations, net of taxes	0.01	-	0.02	-
Net income (loss) per share	$ (0.08)	$ (0.09)	$ -	$ (0.32)

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46

NET INCOME (LOSS)	$ (2,308)	$ (2,621)	$ 46	$ (9,120)
Deferred cost on forward contract	34	377	61	239
Foreign currency translation adjustment	(85)	(146)	(156)	(146)

COMPREHENSIVE INCOME (LOSS)	$ (2,359)	$ (2,390)	$ (49)	$ (9,027)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 3,	January 2,
A S S E T S	2005	2005

CURRENT ASSETS
Cash and cash equivalents	$ 8,228	$ 44,088
Accounts and notes receivable, less allowance for doubtful
accounts of $4,503 and $3,903, respectively	121,080	128,396
Inventories	46,468	51,796
Deferred income taxes	16,235	16,577
Prepaid expense	14,976	11,383
Total current assets	206,987	252,240

PLANT AND EQUIPMENT
Buildings and improvements	68,779	67,767
Machinery and equipment	222,414	221,904
Office equipment	167,255	170,534
Total	458,448	460,205
Less accumulated depreciation	331,187	323,808
Depreciated cost	127,261	136,397
Plant and equipment under construction	7,896	7,775
Land	2,813	2,813
Net assets held for sale	175	175
Total plant and equipment	138,145	147,160

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	11,749	13,189
Deferred tax asset	81,443	86,505
Software development costs, net	9,402	10,507
Restricted cash	1,200	3,237
Other	23,741	23,578
Total other assets	134,092	143,573

Total assets	$ 479,224	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 3,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2005

CURRENT LIABILITIES
Current portion of long-term debt	$ 552	$ 80,549
Accounts payable	34,423	38,183
Accrued compensation	25,148	27,116
Deferred revenue	4,221	3,832
Accrued restructuring	3,490	4,775
Other current liabilities	22,340	34,569
Total current liabilities	90,174	189,024

LONG-TERM LIABILITIES
Long-term debt	40,592	867
Pension benefit obligation	86,264	83,273
Retiree health care obligation	45,318	46,826
Deferred compensation	15,118	16,832
Other long-term liabilities	605	746
Total long-term liabilities	187,897	148,544

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2005 -25,996,753; 2004 - 25,693,001	25,997	25,693
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,004	56,100
Accumulated other comprehensive losses	(110,792)	(110,697)
Retained earnings	275,112	281,670
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(4,542)	(2,735)
Total shareholders' equity	201,153	205,405

Total liabilities and shareholders' equity	$ 479,224	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	July 3	June 27
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 46	$ (9,120)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	20,908	21,365
Asset impairments	-	789
Restructuring charges	2,000	5,576
Gain on sale of discontinued operations	(552)	-
Pension and postretirement benefit expense	10,401	10,450
Amortization of unearned compensation - restricted stock	1,041	1,348
Loss on sale of assets	537	250
Deferred tax expense (benefit)	5,404	(6,131)
Other	232	265
Changes in operating assets and liabilities:
Accounts and notes receivable	7,137	(3,793)
Inventories	5,328	(2,396)
Prepaid income taxes	(898)	555
Other assets	(1,019)	(3,170)
Restructuring spending	(3,264)	(5,100)
Accounts payable and accrued expenses	(10,010)	(4,368)
Pension and postretirement obligation	(8,917)	(10,825)
Deferred income	389	237
Other liabilities	(1,857)	181

Net cash provided by (used in) operating activities	26,906	(3,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(10,085)	(10,080)
Proceeds from sale of plant and equipment	286	1,630
Acquisitions	-	(1,503)
Additions to other investments	-	(121)

Net cash used in investing activities	(9,799)	(10,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(40,000)	(25,000)
Principal payments on long-term debt	(272)	(12)
Proceeds from issuance of common stock	1,383	784
Debt issuance costs	(769)	-
Dividends paid	(13,170)	(13,124)

Net cash used in financing activities	(52,828)	(37,352)

Effect of exchange rate changes on cash	(139)	(85)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,860)	(51,398)

Cash and cash equivalents at beginning of period	44,088	76,959

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 8,228	$ 25,561

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and does not anticipate that the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12,820, net of income taxes of $8,550.  In second quarter of 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and the adjustment of related reserves resulted in a $552 increase in the gain on sale, net of income taxes.

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Income.  Revenue of the equipment service business included in discontinued operations was $5,633 and $11,411 for the 13- and 26-week periods ended June 27, 2004.  No interest expense was allocated to discontinued operations.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

2004 Restructuring Actions
Severance and employer related costs	$ 456	$ 1,430	$ 536	$ 3,722
Contract exit and termination costs	664	(7)	673	128
Associated costs	-	15	-	60

Total 2004	1,120	1,438	1,209	3,910

2003 Restructuring Actions
Contract exit and termination costs	47	171	151	293
Associated costs	-	-	-	146

Total 2003	47	171	151	439

2001 Restructuring Actions
Contract exit and termination costs	305	586	640	1,187

Total 2001	305	586	640	1,187

Total restructuring expense	$ 1,472	$ 2,195	$ 2,000	$ 5,536

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

Late in June 2005, InSystems trimmed its staffing by an additional ten persons and elected to vacate and offer an additional portion of its headquarters facility for sublease.  In conjunction with these actions, the Company recorded a pretax restructuring charge of approximately $1.1 million in the second quarter of fiscal 2005.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.

Remaining restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease this facility.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,722	$ 456	$ 10,648
Contract lease termination costs	1,998	664	1,954
Other exit costs	149	-	149

Total	$ 12,869	$ 1,120	$ 12,751

BY SEGMENT:
Document and Label Solutions	$ 4,948	$ (23)	$ 4,837
POD Services	710	-	703
InSystems	3,807	1,134	3,807
Other	3,404	9	3,404

Total	$ 12,869	$ 1,120	$ 12,751

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	2005

Severance and employer	$ 10,006	$ (6,713)	$ (384)	$ 2,909	$ 510	$ (1,867)	$ 1,552
related costs

Contract termination costs	1,278	(61)	(9)	1,208	652	(412)	1,448

Other	45	(45)	-	-	-	-	-

Total	$ 11,329	$ (6,819)	$ (393)	$ 4,117	$ 1,162	$ (2,279)	$ 3,000

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

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q2 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,848	$ -	$ 10,848
Contract termination costs:
Lease obligations	3,056	47	2,657
Contractual lease obligations for taxes,
utilities, and maintenance costs	129	-	106

Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,908	-	2,908
Other exit costs	2,056	-	2,056
Total	$ 19,329	$ 47	$ 18,907

BY SEGMENT:
Document and Label Solutions	$ 11,072	$ -	$ 11,109
POD Services	4,903	47	4,444
InSystems	2,252	-	2,252
Other	1,102	-	1,102
Total	$ 19,329	$ 47	$ 18,907

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and employer
related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,248)	$ (72)	$ 8	$ -	$ 8

Contract termination
costs	2,330	(830)	-	1,500	(850)	-	650	(168)	482
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (2,098)	$ (72)	$ 658	$ (168)	$ 490

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  At January 2, 2005, an additional $1,244 of restructuring expense remained that will be recorded through 2006 related to vacated facilities that the Company has been unable to sublease, of which $640 was expensed in the first half of 2005.

Net Assets Held For Sale

At January 2, 2005, the Company classified a vacant parcel of land in North Carolina with a carrying value of $175 as held for sale in the accompanying Consolidated Balance Sheet.  The Company expects to sell the land in 2005 and record a gain.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	July 3,	January 2,
	2005	2005

Finished products	$ 39,494	$ 41,448
Jobs in process	2,995	5,101
Materials and supplies	3,979	5,247
Total	$ 46,468	$ 51,796

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

During the second quarter of 2005, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

NOTE 7 – LONG-TERM DEBT

	July 3,	January 2,
	2005	2005

Revolving credit facility	$ 40,000	$ 80,000
Capital lease obligations	1,144	1,416
Total	41,144	81,416
Less current portion	552	80,549

Long-term portion	$ 40,592	$ 867

On May 9, 2005, the Company entered into a $100 million five-year senior secured revolving credit facility (the New Facility) with seven banks.  The New Facility replaces the Company’s $150 million unsecured revolving credit facility agreement that expired on May 11, 2005.

The New Facility is secured by the Company’s accounts receivable and inventories and certain other assets of the Company.  The New Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The interest rate, including the spread, was 6.25% at July 3, 2005.  The Company is also required to pay a fee on the unused portion of the New Facility.  As of July 3, 2005, such fee is payable at an annual rate of 37.5 basis points.

At the time of expiration of the Company’s previous revolving credit facility, $40 million was outstanding.  This amount was immediately transferred to the New Facility.

NOTE 8 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
(Shares in thousands)	2005	2004	2005	2004

Weighted average shares outstanding - basic	28,771	28,558	28,657	28,521
Dilutive effect of stock options	-	-	11	-

Weighted average shares outstanding - diluted	28,771	28,558	28,668	28,521

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 2,052,168 shares in the six months ended July 3, 2005 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net losses incurred in second quarter 2005 and in second quarter and year-to-date 2004, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

NOTE 9 INCOME TAXES

Ohio corporate tax legislation enacted on June 30, 2005, phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.  As required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company recorded the impact of the change in Ohio tax legislation in the second quarter of 2005.

The effect of the change in tax legislation was to increase income taxes by $2,861 in the second quarter of 2005 to reduce the deferred tax assets established for net operating loss benefits in Ohio that are not expected to be realized and other deferred tax assets, primarily related to employee benefit plans.

In the second quarter of 2005, the Company also revised its estimated annual effective tax rate to reflect the reduction in its statutory tax rate for the elimination of the Ohio Corporate Franchise Tax.

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

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004
Net income (loss) from continuing operations, as reported	$ (2,714)	$ (3,131)	$ (506)	$ (9,937)
Less total compensation expense determined under
the fair-value-based method for all awards, net	(49)	(424)	(82)	(825)
Proforma net income (loss) from continuing operations	$ (2,763)	$ (3,555)	$ (588)	$ (10,762)

Basic and diluted net income (loss) from continuing
operations per share
As reported	$ (0.09)	$ (0.11)	$ (0.02)	$ (0.35)
Proforma	$ (0.10)	$ (0.12)	$ (0.02)	$ (0.38)

NOTE 11 – PENSION PLANS

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Service cost of benefits earned	$ 1,455	$ 2,601	$ 3,878	$ 5,695
Interest cost on projected benefit obligation	6,684	6,674	13,306	13,390
Expected return on plan assets	(7,720)	(8,581)	(15,341)	(16,900)
Amortization of prior service costs	280	280	560	560
Amortization of net loss from prior periods	4,389	4,257	9,494	8,720

Total	$ 5,088	$ 5,231	$ 11,897	$ 11,465

The Company does not have a minimum funding requirement in 2005.  The Company contributed $8,000 and $10,000 to the qualified pension plan in the first six months of 2005 and 2004, respectively.

NOTE 12 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Service cost	$ -	$ -	$ -	$ -
Interest cost	515	617	1,031	1,234
Amortization of prior service cost	(551)	(551)	(1,103)	(1,103)
Amortization of net loss from prior periods	131	333	262	667

Total	$ 95	$ 399	$ 190	$ 798

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $933 and $930 for the 13-week periods ended July 3, 2005 and June 27, 2004, respectively and $1,612 and $1,800 for the 26-week periods ended July 3, 2005 and June 27, 2004, respectively.

NOTE 13 – SEGMENT REPORTING

Information about the Company’s operations by segment for the 13-week periods ended July 3, 2005 and June 27, 2004 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 154,344	$ 59,397	$ 2,962	$ 40	$ 8,715	$ 225,458
		2004	152,700	59,836	2,927	-	5,390	220,853
Operating income (loss)	(a)	2005	$ 9,807	$ 373	$ (2,697)	$ (1,353)	$ (939)	$ 5,191
	(b)	2004	3,810	163	(3,225)	(1,799)	(1,332)	(2,383)

(a) 2005 operating income (loss) includes the following restructuring charges
			$ (23)	$ 47	$ 1,134	$ -	$ -	$ 1,158

(b) 2004 operating income (loss) includes the following restructuring charges
			$ 443	$ 113	$ 544	$ -	$ 260	$ 1,360

Information about the Company’s operations by segment for the 26-week periods ended July 3, 2005 and June 27, 2004 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 313,205	$ 121,050	$ 5,566	$ 87	$ 17,529	$ 457,437
		2004	305,287	119,369	6,218	-	10,255	441,129
Operating income (loss)	(a)	2005	$ 21,274	$ 1,408	$ (4,068)	$ (3,013)	$ (1,248)	$ 14,353
	(b)	2004	5,350	(2,290)	(5,694)	(3,091)	(3,158)	(8,883)
Total assets		2005	$ 242,705	$ 67,947	$ 25,877	$ 1,856	$ 9,205	$ 347,590
		2004	274,061	70,811	85,486	2,026	8,988	441,372

(a) 2005 operating income (loss) includes the following restructuring charges
			$ 101	$ 116	$ 1,134	$ -	$ -	$ 1,351

(b) 2004 operating income (loss) includes the following restructuring charges
			$ 2,654	$ 352	$ 544	$ -	$ 260	$ 3,810

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13- and 26-week periods ended July 3, 2005 and June 27, 2004 is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	June 27,	July 3,	June 27,
	2005	2004	2005	2004

Operating income (loss)	$ 5,191	$ (2,383)	$ 14,353	$ (8,883)
Corporate restructuring charges	(314)	(1,624)	(649)	(2,515)
LIFO Adjustment	(254)	-	(511)	-
Other unallocated corporate expense	(3,604)	(1,779)	(7,709)	(4,821)
Total other expense	(646)	(563)	(1,213)	(1,203)
Income (loss) from continuing operations before income taxes	$ 373	$ (6,349)	$ 4,271	$ (17,422)

Total Assets			$ 347,590	$ 441,372
Corporate and unallocated			131,634	138,788
Total consolidated assets			$ 479,224	$ 580,160

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

Variation in demand and acceptance of our products and services

We have a wide array of products and services - from printed products to digital solutions to managed services.  Our custom-printed single- and multiple-part business forms represent mature products that are in decline as companies increasingly adopt software and other e-business solutions.  These declines could be offset by capturing increased market share in the traditional document label business and generating new revenue through solutions such as print-on-demand, document automation software and print managed services.  Demand for our new offerings will vary by customer and industry, depending on their technological advancement and business priorities.

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

Consequences of competitive factors in the marketplace

Some of the industries in which we operate are highly competitive and we expect that this level of competition on pricing and product offerings will continue.  Factors that could affect our ability to compete successfully include competitive pressures that result in increased price reductions and further consolidation of the forms industry, resulting in larger competitors.

Ability to retain large customer contracts

Approximately 35% of our revenue is generated through contractual agreements with a number of healthcare group purchasing organizations.  Our ability to retain and grow these relationships generally impacts revenue in this industry segment.

Success in attracting and retaining key personnel

Our success depends in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel.  The loss of services of our key personnel or our inability to attract or retain qualified personnel in the future could impair our ability to meet our key objectives.

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

By September 2002, the weak stock market and historically low interest rates drove our pension plan from an overfunded to an underfunded position.  The amortization of these past asset and liability losses, although non-cash in nature, had a significant impact on 2003 and 2004 financial results.  Pensions produced income in 2002 equal to $0.04 per share, but resulted in annual expense in 2004 equivalent to $0.49 per share.  Pension expense for 2005 is currently estimated at $0.50 per share.

Paper companies instituted three price increases during 2004, and an additional increase in early 2005, reflecting high operating rates at paper mills and escalating energy costs.  Rising inventories, lower operating rates, and modest discounts in some grades are an indication of a somewhat weaker paper market at mid-year 2005.  Paper companies are taking capacity off-line in an effort to prop up prices and there continues to be industry talk of a price increase later in 2005.  Market fundamentals do not currently seem to support such a move, however.   We increased our target selling prices in 2004 and have made progress in an attempt to recover the paper cost increases.  With each paper cost increase, we expect margins to worsen initially and to then recover over a period of several quarters as selling price increases are negotiated; however, there is no guarantee that we will be successful.

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

In addition, we will focus on improving the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  We previously announced an objective to improve our pretax operating profit before restructuring and impairment charges by five percentage points as a percent of revenue, from the first half of 2004 to the second half of 2005.   The first half 2005 results reflect a 3.8 percentage point improvement thus far over the first half of 2004.  We expect to see further improvement in the second half of the year, but our current outlook indicates we may fall short of our five- percentage point goal as a result of investments in our Digital Pen and Paper (DPP) and Print-on-Demand (POD) Services initiatives.

DPP is an emerging market that shows promise.  Although the initial adoption rate is proving slower than originally expected, we are encouraged by the results of our many customer pilots and the growing list of channel partners.  The second half of 2005 calls for continued investment in product and market development, despite the scaled back revenue forecast.

In addition, we have concluded that we must step up the level of investment in our POD Services business in order to ensure that we catch the building market momentum in this important growth segment.  This will translate into an up-tick in our capital expenditures and selling, general, and administrative expenses in the second half of the year.  We will continue to strive for the five- percentage point improvement, but that goal must be secondary to our strategic long-term business interests.

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

During the second quarter of 2005, we performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.   Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2005 test, we used internal forecasts that were based upon actual results, assuming flat to slightly increasing revenue, substantial cost and gross margin improvement due to a higher mix of more profitable products and improved operations.  At the time of the 2005 impairment test, the carrying value of net assets for PlanetPrint was $9.5 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed. If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

At January 2, 2005, we had a net deferred tax asset of $103.1 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

The realizability of our deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Ohio corporate tax legislation enacted on June 30, 2005, phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.

This change in tax legislation resulted in a net charge of $2.9 million in the second quarter of 2005 to reduce the deferred tax assets established for net operating losses in Ohio that are not expected to be realized and other deferred tax assets, primarily related to employee benefit plans.

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

This discussion presents information that excludes restructuring and impairment expense, pension loss amortization, and the Ohio Tax Law Change.  These financial measures are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of the above items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2005 and 2004 refer to the thirteen and twenty-six-week periods ended July 3, 2005 and June 27, 2004.

	Second Quarter		Year-to-Date
Continuing Operations	2005	2004	2005	2004
Revenue	$ 225.5	$ 220.9	$ 457.4	$ 441.1
% Change	2.1%	-2.7%	3.7%	-3.4%
Gross Margin	78.4	80.7	162.5	163.7
% Revenue	34.8%	36.6%	35.5%	37.1%
SG&A Expense	65.2	72.8	134.1	152.3
Depreciation and Amortization	10.7	10.7	20.9	21.3
Asset Impairments	-	0.8	-	0.8
Restructuring Expense	1.5	2.2	2.0	5.5
Income (Loss) From Continuing Operations	1.0	(5.8)	5.5	(16.2)
Interest Expense	(0.6)	(0.6)	(1.3)	(1.3)
Investment and Other Income	-	0.1	0.1	0.1
Pretax Income (Loss) from Continuing Operations	0.4	(6.3)	4.3	(17.4)
Ohio Tax Law Change	2.9	-	2.9	-
Other Income Tax Expense (Benefit)	0.2	3.2	1.9	7.5
Net Loss from Continuing Operations	$ (2.7)	$ (3.1)	$ (0.5)	$ (9.9)

Discontinued Operations
Income from Discontinued Operations, net of taxes	-	0.5	-	0.8
Gain on Sale of Discontinued Operations, net of taxes	0.4	-	0.5	-
Net Loss	$ (2.3)	$ (2.6)	$ -	$ (9.1)

Effects to Earnings Per Share
Continuing Operations
Restructuring and Impairment Expense	$ (0.02)	$ (0.06)	$ (0.04)	$ (0.14)
Pension Loss Amortization	(0.06)	(0.09)	(0.18)	(0.19)
Ohio Tax Law Change	(0.10)	-	(0.10)	-
Other	0.09	0.04	0.30	(0.02)
Total	$ (0.09)	$ (0.11)	$ (0.02)	$ (0.35)

Discontinued Operations
Income	$ -	$ 0.02	$ -	$ 0.03
Gain on Sale	0.01	-	0.02	-
Total	$ 0.01	$ 0.02	$ 0.02	$ 0.03

Net Loss Per Share	$ (0.08)	(0.09)	$ -	(0.32)

Discontinued Operations

In December 2004, we sold selected assets and transferred selected liabilities of our equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12.8 million, net of income taxes of $8.6 million.  In the second quarter of 2005, we finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and the adjustment of related reserves resulted in a $0.6 million increase in the gain on sale, net of income taxes.

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, was accounted for as a discontinued operation; accordingly, the results of its operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue of the equipment service business included in discontinued operations was $5.6 million and $11.4 million for the 13- and 26-week periods ended June 27, 2004.  No interest expense was allocated to discontinued operations.  The following discussion focuses on the results of continuing operations.

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

On a consolidated basis, revenue for the first half of 2005 increased $16.3 million, or 3.7% compared with 2004.  We continue to make progress in negotiating higher document selling prices in order to recover the paper cost increases incurred during 2004 and early 2005.  Higher discounting in both new and existing business was more than offset by price increases implemented in response to paper cost increases.   In combination, higher pricing accounted for nearly half of the revenue increase in the first half of 2005.  The balance of the revenue increase was attributed to increased unit volume, primarily as a result of our commercial print initiative.  Revenue in the second quarter of 2005 increased $4.6 million, or 2.1%, compared with 2004, primarily from increased unit volume in commercial print.  Price increases were mostly offset by higher discounting of business in response to competitive pressure.

The table below presents revenue from continuing operations by reportable segment:

	Second Quarter				Year-to-Date
	2005		2004		2005		2004
		%		%		%		%
	$	Change	$	Change	$	Change	$	Change

Document and Label Solutions	$ 154.4	1.1%	$ 152.8	-3.5%	$ 313.2	2.6%	$ 305.3	-3.8%
POD Services	59.4	-0.7%	59.8	0.5%	121.0	1.4%	119.4	0.0%
InSystems	3.0	1.2%	2.9	-31.0%	5.6	-10.5%	6.2	-39.0%
Digital Solutions	-	-	-	-	0.1	-	-	-
Other	8.7	61.7%	5.4	11.0%	17.5	70.9%	10.2	8.2%

Total	$ 225.5	2.1%	$ 220.9	-2.7%	$ 457.4	3.7%	$ 441.1	-3.4%

The markets for certain of our core Document and Label Solutions (DLS) products and services are generally oversupplied with flat-to-declining demand for many traditional products and faced with aggressive price competition.  However, the industry is still typically able to pass through paper cost increases, although it ordinarily takes several quarters.  In both the second quarter and first half of 2005, the majority of the revenue increase for DLS was attributable to price.   Unit growth in distribution services and labels was offset by declines in document systems and traditional print products.

POD Services’ revenue is generated through the sale of a variety of short-run, quick turnaround printed products and related services.  Print may be digital or offset.  POD Services revenue for the first half of 2005 generally reflected the on-going industry trend away from offset and toward digital.  Document outsourcing, imprinting, and fulfillment services all showed revenue increases which were offset by unit volume declines in offset printing and at our Stanfast printing centers in the second quarter of 2005.  As was the case in the DLS segment, higher prices accounted for a significant share of the overall year-to-date revenue increase.

InSystems reversed its recent downward revenue trend by generating growth in software license fee revenue in the second quarter of 2005, which offset declines in revenue from professional services.  License fee sales were largely generated from new accounts.  InSystems’ revenue declined in the first half of 2005 compared with the first half of 2004, a result of lower sales from professional services that can be traced to prior quarters’ reduced license fee revenue.  The installed maintenance revenue base remained stable in the first half of the year, with maintenance revenue growing 12% over 2004.

Digital Solutions is a start-up software and services venture based on the application of our newly emerging digital pen and paper technology. We continue to test the application at several potential customer sites.  Investment is focused on continued product development, customer trials, and efforts aimed at market acceptance.  Our ExpeData(R) Digital Writing Solution is available for hosting by partners globally, enabling select international companies to print uniquely patterned digital paper locally and host the Application Service Provider (ASP) technology in their respective countries. Print Media Group (PMG), Australia is the first international company to host the ExpeData Digital Writing Solution.  In addition to hosting the ASP in Australia, PMG has committed to purchase the ExpeData Print Solution.

Gross Margin

Gross margin for the second quarter of 2005 decreased $2.3 million compared to second quarter 2004; gross margin for the first half of 2005 decreased $1.2 million versus 2004.  As a percentage of revenue, gross margin was 34.8% and 35.5% for the second quarter and first half of 2005 compared with 36.6% and 37.1% in the comparable periods of 2004.    The first quarter of 2004 included a one-time supplier rebate of $2.8 million, equivalent to 1.3% of revenue in the second quarter and 0.6% year-to-date.

As discussed above, approximately half of the revenue increase was attributable to price, which is offset by higher paper costs and produces no increase in gross margin.  Manufacturing costs continue to be substantially lower than the prior year, primarily as a result of lower staffing and other cost reduction actions taken in recent periods.  However much of the unit growth in the first half of 2005 was in lower margin products such as our commercial print initiative.  We continue to be successful in gaining new business; however, market competitiveness is having a negative impact on our gross margin.

SG&A Expense

Selling, general, and administrative and research and development (SG&A) expense decreased $7.6 million and $18.2 million in the second quarter and year-to-date periods of 2005 as compared to the prior year.  These reductions are primarily the result of lower staffing from restructuring actions taken last year.  An updated actuarial analysis, based on final 2004 census data, indicates lower pension expense for 2005 than originally estimated - $23.8 million vs. $27.2 million.  A $0.9 million favorable adjustment was made in the second quarter of 2005 to adjust year-to-date expense.   Approximately $19.0 million of the $23.8 million in annual 2005 expense relates to the amortization of past pension losses.

Income Taxes

The State of Ohio enacted new tax legislation in June 2005 that had a significant unfavorable effect on income taxes.  As required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, we recorded the impact of the change in Ohio tax legislation in the second quarter of 2005.  This resulted in a net charge of $2.9 million, or $0.10 per share, reflected in income taxes for the second quarter.  In the second quarter of 2005, we also revised our estimated annual effective tax rate to reflect the reduction in our statutory tax rate for the elimination of the Ohio Corporate Franchise Tax.

The effect of this tax rate change on net income in future periods is not expected to be material.

Income (Loss) from Continuing Operations

The table below isolates the effects of restructuring charges and pension loss amortization on the comparable quarterly results:

	Effect on Second Quarter Income			Effect on Year-to-Date Income
	2005	2004	Change	2005	2004	Change
Continuing Operations
Restructuring Expense	$ (1.5)	$ (2.2)	$ 0.7	$ (2.0)	$ (5.5)	$ 3.5
Pension Loss Amortization	(4.4)	(4.3)	(0.1)	(9.5)	(8.7)	(0.8)
Asset Impairments	-	(0.8)	0.8	-	(0.8)	0.8
All Other Operations	6.3	1.0	5.3	15.8	(2.4)	18.2
Pretax Income (Loss) from	0.4	(6.3)	6.7	4.3	(17.4)	21.7
Continuing Operations
Ohio Tax Law Change	2.9	-	2.9	2.9	-	2.9
Other Income Tax Expense (Benefit)	0.2	(3.2)	3.4	1.9	(7.5)	9.4
Net Loss from Continuing Operations	(2.7)	(3.1)	0.4	(0.5)	(9.9)	9.4

Discontinued Operations
Income from Discontinued
Operations, net of taxes	-	0.5	(0.5)	-	0.8	(0.8)
Gain on Sale of Discontinued
Operations, net of taxes	0.4	-	0.4	0.5	-	0.5
Total Discontinued Operations	0.4	0.5	(0.1)	0.5	0.8	(0.3)

Net Loss	$ (2.3)	$ (2.6)	$ 0.3	$ -	$ (9.1)	$ 9.1

Restructuring expense was $1.5 million and $2.0 million in the second quarter and first half of 2005, primarily from recent restructuring actions at InSystems and residual lease facility costs related to actions undertaken in previous years.  Pension loss amortization was $4.4 million and $9.5 million for the second quarter and first half of 2005, originating in large part from weak stock market returns in earlier years.  All other operations in the first half of 2005 contributed $15.8 million of pretax income, compared to a deficit of $2.4 million in the prior year.  Lower operating costs and expenses, plus the improved revenue, primarily drove the $18.2 million improvement.

The table below presents income (loss) from continuing operations for each reportable segment.  The amounts exclude LIFO inventory adjustments, certain components of pension expense, and corporate restructuring expense.

	Second Quarter				Year-to-Date
	2005		2004		2005		2004
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Document and Label Solutions	$ 9.8	6.4%	$ 3.8	2.5%	$ 21.3	6.8%	$ 5.4	1.8%
POD Services	0.4	0.6%	0.2	0.3%	1.4	1.2%	(2.3)	-1.9%
InSystems	(2.7)	-91.1%	(3.2)	-110.2%	(4.1)	-102.3%	(5.7)	-91.6%
Digital Solutions	(1.4)	-	(1.8)	-	(3.0)	-	(3.1)	-
Other	(0.9)	-10.8%	(1.3)	-24.7%	(1.2)	-7.2%	(3.2)	-30.8%

Total	$ 5.2	2.3%	$ (2.3)	1.1%	$ 14.4	3.1%	$ (8.9)	2.1%

Second quarter operating income for DLS includes $0.4 million of restructuring expense in 2004.  Year-to-date operating income includes $0.1 million of restructuring expense in 2005 and $2.7 million in 2004.

Second quarter operating income for POD Services includes $0.1 million of restructuring expense in 2004. Year-to-date operating income includes $0.1 million of restructuring expense in 2005 and $0.4 million of restructuring and impairment expense in 2004.

Second quarter and year-to-date operating loss for InSystems include $1.1 million of restructuring expense in 2005 and $0.5 million of asset impairment charges in 2004.

DLS and POD Services operating profits in 2005 improved as a result of the progress made in recovering the higher paper costs, plus the growth of their respective service-based offerings.  However, the primary driver of the increased operating margin was improved productivity and lower costs.

Insystems operated at a $4.1 million loss for the first half of 2005, an improvement from the prior year’s results.  The restructuring actions taken last year were aimed at operating in the near term, at or above break-even before non-cash depreciation, intangible amortization, and restructuring.

The loss for Digital Solutions represents operating expenses incurred to develop and market their products; there was minimal revenue in 2005.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

2004 Restructuring Actions
Severance and employer related costs	$ 0.4	$ 1.4	$ 0.5	$ 3.8
Contract exit and termination costs	0.7	-	0.7	0.1
Associated costs	-	-	-	-

Total 2004	1.1	1.4	1.2	3.9

2003 Restructuring Actions
Contract exit and termination costs	0.1	0.2	0.2	0.3
Associated costs	-	-	-	0.1

Total 2003	0.1	0.2	0.2	0.4

2001 Restructuring Actions
Contract exit and termination costs	0.3	0.6	0.6	1.3

Total 2001	0.3	0.6	0.6	1.3

Total restructuring expense	$ 1.5	$ 2.2	$ 2.0	$ 5.6

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

Late in June 2005, InSystems trimmed its staffing by an additional ten persons and elected to vacate and offer an additional portion of its headquarters facility for sublease.  In conjunction with these actions, the Company recorded a pretax restructuring charge of approximately $1.1 million in the second quarter of fiscal 2005.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.7	$ 0.4	$ 10.6
Contract lease termination costs	2.0	0.7	2.0
Other exit costs	0.1	-	0.1

	$ 12.8	$ 1.1	$ 12.7

BY SEGMENT:
Document and Label Solutions	$ 4.9	$ -	$ 4.8
POD Services	0.7	-	0.7
InSystems	3.8	1.1	3.8
Other	3.4	-	3.4

Total	$ 12.8	$ 1.1	$ 12.7

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	2005

Severance and employer related costs	$ 10.0	$ (6.7)	$ (0.4)	$ 2.9	$ 0.5	$ (1.9)	$ 1.5

Contract termination costs	1.3	(0.1)	-	1.2	0.7	(0.4)	1.5

Other	-	-	-	-	-	-	-

Total	$ 11.3	$ (6.8)	$ (0.4)	$ 4.1	$ 1.2	$ (2.3)	$ 3.0

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

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q2 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.8	$ -	$ 10.8
Contract termination costs:
Lease obligations	3.1	0.1	2.7
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.1	-	0.1

Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	2.1	-	2.1

	$ 19.3	$ 0.1	$ 18.9

BY SEGMENT:
Document and Label Solutions	$ 11.1	$ -	$ 11.1
POD Services	4.9	0.1	4.5
InSystems	2.2	-	2.2
Other	1.1	-	1.1

Total	$ 19.3	$ 0.1	$ 18.9

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and employer
related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -	$ -	$ -

Contract termination
costs	2.3	(0.8)	-	1.5	(0.9)	-	0.6	(0.1)	0.5

Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (2.1)	$ (0.1)	$ 0.6	$ (0.1)	$ 0.5

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  We have been unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  At January 2, 2005, an additional $1.2 million of additional restructuring expense remained that will be recorded through 2006 related to vacated facilities that we have been unable to sublease, of which $0.6 million was expensed in the first half of 2005.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date

CASH INFLOW (OUTFLOW)	2005	2004	Change
Net cash provided by (used in) operating activities	$ 26.9	$ (3.9)	$ 30.8

Capital expenditures	(10.1)	(10.1)	-
Proceeds from sale of plant and equipment	0.3	1.6	(1.3)
Acquisitions	-	(1.5)	1.5
Additions to other investments	-	(0.1)	0.1
Net cash used in investing activities	(9.8)	(10.1)	0.3

Net debt payments	(40.3)	(25.0)	(15.3)
Dividends paid	(13.2)	(13.1)	(0.1)
Debt issuance costs	(0.8)	-	(0.8)
Proceeds from issuance of common stock	1.4	0.8	0.6
Net cash used in financing activities	(52.9)	(37.3)	(15.6)
Exchange rate differences	(0.1)	(0.1)	-
Net cash flow	$ (35.9)	$ (51.4)	$ 15.5

Memo:
Net cash flow before debt payments	4.4	(26.4)	30.8
Contribution to defined pension plan	(8.0)	(10.0)	2.0
Restructuring spending	(3.3)	(5.1)	1.8

Net cash flow was very strong in the second quarter of 2005 on the strength of improved operations and working capital turnover.  Net debt, total debt less cash, decreased by $9.9 million in the quarter after satisfying funding requirements for capital expenditures, restructuring, dividends, pension funding, and all other operations.

Cash flow over the past twelve months has been sufficient to reduce net debt by a total of $41.5 million.

Operating Activities

Net cash flow from operations was a positive $26.9 million in 2005 versus a negative $3.9 million in 2004.  The most significant factor in the $30.8 million swing was the $9.2 million improvement in net income.  Accounts receivable and inventory decreased by $12.6 million over the first six months of 2005, compared with a $6.2 million increase in the previous year.

We contributed $8.0 million to the defined benefit pension plan in the first half of 2005 compared to $10.0 million in the comparable period of 2004.  We do not currently have a mandatory pension-funding requirement, but expect to make additional voluntary contributions of $2.0 million for a total of $10.0 million in 2005.

Investing Activities

Capital expenditures totaled $10.1 million thus far in 2005, which is equivalent to capital spending in the prior year.  We continue to expect our capital spending for the year to be $22-$27 million, with an emphasis on investments in our POD Services offering.

Financing Activities

During the first half of 2005 we repaid  $40.0 million on our revolving credit facility that expired on May 11, 2005.  This credit facility was replaced with a new $100 million five-year senior secured revolving credit facility that is discussed below under Capital Structure.

Dividend payments to shareholders in 2005 were $13.2 million, in line with 2004.  We have paid a $.23 quarterly dividend in each quarter of the last five years.

Capital Structure

	July 3,	Jan 2,
	2005	2005	Change
Total Debt	$ 41.1	$ 81.4	$ (40.3)
Less Cash and Short-term Investments	8.2	44.1	(35.9)
Net Debt	32.9	37.3	(4.4)

Equity	201.2	205.4	(4.2)
Total	$ 234.1	$ 242.7	$ (8.6)
Net Debt:Total Capital	14%	15%

The net debt to capital ratio decreased slightly to 14% as a result of the reduction in debt.  The ratio continues to indicate a strong balance sheet.

On May 9, 2005, we entered into a $100 million five-year senior secured revolving credit facility (the New Facility) with seven banks.  The New Facility replaces our $150 million unsecured revolving credit facility agreement that expired on May 11, 2005.

The New Facility is secured by our accounts receivable and inventories and certain other assets as described in the loan and security agreement filed as an exhibit to this Form 10-Q.  The New Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The interest rate, including the spread was 6.25% at July 3, 2005.  The Company is also required to pay a fee on the unused portion of the New Facility.  As of July 3, 2005, such fee is payable at an annual rate of 37.5 basis points.

At the time of expiration of our previous revolving credit facility, $40 million was outstanding.  This amount was immediately transferred to the New Facility.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2004.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $4.5 million through 2006, primarily for severance and lease obligations.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we were able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have mandatory pension funding requirements in 2005, although we made voluntary contributions to our defined benefit pension plan in the first half of 2005 of $8.0 million.  We currently plan to contribute a total of approximately $10 million to this plan in 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, or cash flows.

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 3, 2005

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

Changes in Internal Control

During the second quarter of fiscal 2005, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held April 28, 2005.  As a result of voting of the Shareholders, the following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	AGAINST	WITHHELD
Roy W. Begley, J	45,903,355	299,554	1,180,422
F. David Clarke, III	45,867,882	335,027	1,180,422
Paul H. Granzow	45,902,748	300,161	1,180,422
Sherrill W. Hudson	45,534,041	668,868	1,180,422
Dennis L. Rediker	43,446,047	2,756,862	1,180,422
Ann Scavullo	45,860,224	342,685	1,180,422
John J. Schiff, Jr.	44,507,710	1,695,199	1,180,422
John Q. Sherman, II	45,915,151	287,758	1,180,422

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit #	Description
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable
3	Articles of incorporation and bylaws	Not applicable
4.4

The Credit Agreement between Standard Register and the following banking institutions:  Banc of America Securities LLC, KeyBank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., National City Business Credit, Inc., U.S. Bank, N.A., The Bank of New York, and Fifth Third Bank

Included
10	Material contracts	Not applicable
11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
22	Published reports regarding matters submitted to vote of security holders	Not applicable
23.1	Consent of Independent Registered Public Accounting Firm	Included
24	Power of attorney	Not applicable
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Report of Independent Registered Public Accounting Firm	Included

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 3, 2005

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2005

THE STANDARD REGISTER COMPANY

(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)