Form 10-Q
period 2005-10-02
STANDARD REGISTER CO
filed 2005-11-02
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes         No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2005
Common stock, $1.00 par value	24,101,423 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 2, 2005

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended October 2, 2005 and September 26, 2004 and for the 39 Weeks Ended October 2, 2005 and September 26, 2004	1

b)	Consolidated Balance Sheets
	as of October 2, 2005 and January 2, 2005	2

c)	Consolidated Statements of Cash Flows
	for the 39 Weeks Ended October 2, 2005 and September 26, 2004	4

d)	Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition		15
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		29

Item 4. Controls and Procedures		29

Part II – Other Information

Item 1. Legal Proceedings		30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30

Item 3. Defaults upon Senior Securities		30

Item 4. Submission of Matters to a Vote of Security Holders		30

Item 5. Other Information		30

Item 6. Exhibits		30

Signatures		31

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 2	September 26	October 2	September 26
	2005	2004	2005	2004
REVENUE
Products	$ 188,472	$ 183,442	$ 578,356	$ 563,574
Services	32,976	29,516	100,529	90,513
Total revenue	221,448	212,958	678,885	654,087

COST OF SALES
Products	120,874	118,105	377,059	356,133
Services	21,910	17,160	60,655	56,550
Total cost of sales	142,784	135,265	437,714	412,683

GROSS MARGIN	78,664	77,693	241,171	241,404

OPERATING EXPENSES
Research and development	2,476	2,888	7,520	10,240
Selling, general and administrative	64,012	65,718	193,083	210,640
Depreciation and amortization	9,068	10,395	29,976	31,726
Goodwill impairments	-	47,059	-	47,059
Asset impairments	157	552	157	1,341
Restructuring charges	42	6,521	2,042	12,057
Total operating expenses	75,755	133,133	232,778	313,063

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,909	(55,440)	8,393	(71,659)

OTHER INCOME (EXPENSE)
Interest expense	(583)	(598)	(1,880)	(1,930)
Investment and other income (expense)	(48)	3	36	132
Total other expense	(631)	(595)	(1,844)	(1,798)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	2,278	(56,035)	6,549	(73,457)

INCOME TAX EXPENSE (BENEFIT)	896	(20,933)	5,673	(28,418)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$ 1,382	$ (35,102)	$ 876	$ (45,039)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of taxes	-	646	-	1,463
Gain on sale of discontinued operations, net of taxes	-	-	552	-

NET INCOME (LOSS)	$ 1,382	$ (34,456)	$ 1,428	$ (43,576)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.05	$ (1.23)	$ 0.03	$ (1.58)
Income from discontinued operations	-	0.02	-	0.05
Gain on sale of discontinued operations, net of taxes	-	-	0.02	-
Net income (loss) per share	$ 0.05	$ (1.21)	$ 0.05	$ (1.53)

Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET INCOME (LOSS)	$ 1,382	$ (34,456)	$ 1,428	$ (43,576)
Deferred cost on forward contract	(66)	(399)	(5)	(160)
Foreign currency translation adjustment	158	362	2	216

COMPREHENSIVE INCOME (LOSS)	$ 1,474	$ (34,493)	$ 1,425	$ (43,520)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 2,	January 2,
A S S E T S	2005	2005

CURRENT ASSETS
Cash and cash equivalents	$ 1,352	$ 44,088
Accounts and notes receivable, less allowance for doubtful
accounts of $3,454 and $3,903, respectively	120,723	128,396
Inventories	48,024	51,796
Deferred income taxes	16,261	16,577
Prepaid expense	13,069	11,383
Total current assets	199,429	252,240

PLANT AND EQUIPMENT
Buildings and improvements	67,932	67,767
Machinery and equipment	221,635	221,904
Office equipment	166,777	170,534
Total	456,344	460,205
Less accumulated depreciation	332,513	323,808
Depreciated cost	123,831	136,397
Plant and equipment under construction	7,475	7,775
Land	2,473	2,813
Net assets held for sale	1,394	175
Total plant and equipment	135,173	147,160

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	11,029	13,189
Deferred tax asset	80,773	86,505
Software development costs, net	8,933	10,507
Restricted cash	1,271	3,237
Other	22,366	23,578
Total other assets	130,929	143,573

Total assets	$ 465,531	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 2,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2005

CURRENT LIABILITIES
Current portion of long-term debt	$ 558	$ 80,549
Accounts payable	32,217	38,183
Accrued compensation	22,164	27,116
Deferred revenue	3,394	3,832
Accrued restructuring	2,535	4,775
Other current liabilities	19,161	34,569
Total current liabilities	80,029	189,024

LONG-TERM LIABILITIES
Long-term debt	40,548	867
Pension benefit obligation	86,987	83,273
Retiree health care obligation	44,563	46,826
Deferred compensation	15,801	16,832
Other long-term liabilities	596	746
Total long-term liabilities	188,495	148,544

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2005 - 26,025,185; 2004 - 25,693,001	26,025	25,693
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,194	56,100
Accumulated other comprehensive losses	(110,699)	(110,697)
Retained earnings	269,868	281,670
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(3,755)	(2,735)
Total shareholders' equity	197,007	205,405

Total liabilities and shareholders' equity	$ 465,531	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	October 2,	September 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,428	$ (43,576)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	29,976	31,770
Asset impairments	157	48,400
Restructuring charges	2,042	12,097
Gain on sale of discontinued operations	(552)	-
Pension and postretirement benefit expense	15,583	15,676
Amortization of unearned compensation - restricted stock	1,661	1,764
Loss on sale of assets	898	372
Deferred tax expense (benefit)	6,047	(26,329)
Loss on sale of equity method investee	173	-
Other	341	352
Changes in operating assets and liabilities:
Accounts and notes receivable	7,494	(1,548)
Inventories	3,772	(4,177)
Prepaid income taxes	(836)	348
Other assets	538	(884)
Restructuring spending	(4,281)	(8,966)
Accounts payable and accrued expenses	(18,357)	697
Pension and postretirement obligation	(14,125)	(11,220)
Deferred income	(438)	173
Other liabilities	(1,189)	90
Net cash provided by operating activities	30,332	15,039

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(15,612)	(16,072)
Proceeds from sale of plant and equipment	614	1,631
Acquisitions	-	(1,461)
Proceeds from sale of investment	1,096	-
Additions to other investments	-	(121)
Net cash used in investing activities	(13,902)	(16,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(39,900)	(40,000)
Principal payments on long-term debt	(410)	(12)
Proceeds from issuance of common stock	1,771	897
Debt issuance costs	(769)	-
Dividends paid	(19,796)	(19,691)
Net cash used in financing activities	(59,104)	(58,806)
Effect of exchange rate changes on cash	(62)	202

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,736)	(59,588)
Cash and cash equivalents at beginning of period	44,088	76,959
CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 1,352	$ 17,371

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

The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R).  Under the new SEC implementation process, the Company’s effective date for adopting SFAS No. 123(R) was extended six months.  The Company will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R).

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

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Income.  Revenue of the equipment service business included in discontinued operations was $5,768 and $17,179 for the 13- and 39-week periods ended September 26, 2004.  No interest expense was allocated to discontinued operations.

NOTE 4 – DISPOSITIONS

On September 23, 2005, the Company sold its interest in its joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V. for $1,096 in cash resulting in a loss of $173.  The joint venture, Label Solutions, S. de R.L. de C.V., is located in Mexico and was accounted for under the equity method of accounting.

NOTE 5 – RESTRUCTURING AND IMPAIRMENT CHARGES

The Company has under taken restructuring actions stretching back to the year 2000, as part of an on-going effort to improve utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

2005 Restructuring Actions
Severance and employer related costs	$ 382	$ -	$ 382	$ -
Total 2005	382	-	382	-

2004 Restructuring Actions
Severance and employer related costs	(778)	4,986	(242)	8,708
Contract exit and termination costs	128	1,144	801	1,272
Associated costs	-	88	-	148
Total 2004	(650)	6,218	559	10,128

2003 Restructuring Actions
Severance and employer related costs	-	(73)	-	(73)
Contract exit and termination costs	48	111	199	358
Associated costs	-	54	-	246
Total 2003	48	92	199	531

2001 Restructuring Actions
Contract exit and termination costs	262	211	902	1,398
Total 2001	262	211	902	1,398
Total restructuring expense	$ 42	$ 6,521	$ 2,042	$ 12,057

2005 Restructuring

Within the POD Services segment, the Company closed one printing center, moving production to other facilities. The Company plans to open a new digital only facility.   In addition, envelope production will be outsourced, which will also affect one facility in the Document and Label Solutions segment.  Costs to be incurred primarily include severance and employer related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 392	$ 382	$ 382
Contract lease termination costs	10	-	-
Other exit costs	12	-	-
Total	$ 414	$ 382	$ 382

BY SEGMENT:
Document and Label Solutions	$ 69	$ 69	$ 69
POD Services	345	313	313
Total	$ 414	$ 382	$ 382

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2005	2005
Severance and employer
related costs	$ 382	$ -	$ 382
Contract termination costs	-	-	-
Other	-	-	-
Total	$ 382	$ -	$ 382

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

In the third quarter of 2005, the Company reversed approximately $778 of the accrual established for severance related to its outsourcing of information technology operations in 2004.  The Company had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.

Remaining restructuring expense will be recorded through 2006, primarily for the vacated sales office, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease this facility.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,722	$ (778)	$ 9,870
Contract lease termination costs	1,998	128	2,082
Other exit costs	149	-	149
Total	$ 12,869	$ (650)	$ 12,101

BY SEGMENT:
Document and Label Solutions	$ 4,948	$ 9	$ 4,846
POD Services	710	-	703
InSystems	3,807	118	3,925
Other	3,404	(777)	2,627
Total	$ 12,869	$ (650)	$ 12,101

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Reversed	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005
Severance and employer	$ 10,006	$ (6,713)	$ (384)	$ 2,909	$ 543	$ (810)	$ (2,213)	$ 429
related costs
Contract termination costs	1,278	(61)	(9)	1,208	652	-	(547)	1,313
Other	45	(45)	-	-	-	-	-	-
Total	$ 11,329	$ (6,819)	$ (393)	$ 4,117	$ 1,195	$ (810)	$ (2,760)	$ 1,742

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

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q3 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,848	$ -	$ 10,848
Contract termination costs:
Lease obligations	3,056	48	2,705
Contractual lease obligations for taxes,
utilities, and maintenance costs	129	-	106
Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,908	-	2,908
Other exit costs	2,056	-	2,056
Total	$ 19,329	$ 48	$ 18,955

BY SEGMENT:
Document and Label Solutions	$ 11,072	$ -	$ 11,109
POD Services	4,903	48	4,492
InSystems	2,252	-	2,252
Other	1,102	-	1,102
Total	$ 19,329	$ 48	$ 18,955

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005
Severance and employer
related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,248)	$ (72)	$ 8	$ -	$ 8
Contract termination
costs	2,330	(830)	-	1,500	(850)	-	650	(168)	403
Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (2,098)	$ (72)	$ 658	$ (168)	$ 411

2001 Restructuring

Due to the nature of the charges and the duration of the 2001 restructuring program, estimates of the liability for contract exit costs required significant judgment.  The Company has been unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  At January 2, 2005, an additional $1,244 of restructuring expense remained that will be recorded through 2006 related to vacated facilities that the Company has been unable to sublease, of which $902 was expensed in the first nine months of 2005.

Net Assets Held For Sale

At January 2, 2005, the Company classified a vacant parcel of land in North Carolina with a carrying value of $175 as held for sale in the accompanying Consolidated Balance Sheet.  The Company expects to sell the land in 2005 and record a gain. In the third quarter, the Company also classified its building in Adrian, Michigan as held for sale as a result of the restructuring actions discussed above.  The carrying value is $1,219 and the Company expects to sell the building at a gain.

NOTE 6 – INVENTORIES

The components of inventories are as follows:

	October 2,	January 2,
	2005	2005

Finished products	$ 40,334	$ 41,448
Jobs in process	3,277	5,101
Materials and supplies	4,413	5,247
Total	$ 48,024	$ 51,796

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

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

NOTE 8 – LONG-TERM DEBT

	October 2,	January 2,
	2005	2005

Revolving credit facility	$ 40,100	$ 80,000
Capital lease obligations	1,006	1,416
Total	41,106	81,416
Less current portion	558	80,549
Long-term portion	$ 40,548	$ 867

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

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread, was 6.67 % at October 2, 2005.  The Company is also required to pay a fee on the unused portion of the New Facility.  As of October 2, 2005, such fee is payable at an annual rate of 37.5 basis points.

At the time of expiration of the Company’s previous revolving credit facility, $40 million was outstanding.  This amount was immediately transferred to the New Facility.

NOTE 9 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
(Shares in thousands)	2005	2004	2005	2004
Weighted average shares outstanding - basic	28,806	28,558	28,707	28,533
Dilutive effect of stock options	91	-	51	-
Weighted average shares outstanding - diluted	28,897	28,558	28,758	28,533

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase 1,840,365 and 1,880,322 shares in the three-and nine-months ended October 2, 2005 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the net losses incurred in third quarter and year-to-date 2004, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

NOTE 10 - INCOME TAXES

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

NOTE 11 – STOCK OPTIONS

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

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Net income (loss) from continuing
operations, as reported	$ 1,382	$ (35,102)	$ 876	$ (45,039)
Less total compensation expense determined under
the fair-value-based method for all awards, net	(48)	(278)	(130)	(1,103)
Proforma net income (loss) from continuing operations	$ 1,334	$ (35,380)	$ 746	$ (46,142)

Basic and diluted net income (loss) from continuing
operations per share
As reported	$ 0.05	$ (1.23)	$ 0.03	$ (1.58)
Proforma	$ 0.05	$ (1.24)	$ 0.03	$ (1.62)

NOTE 12 – PENSION PLANS

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Service cost of benefits earned	$ 1,939	$ 2,847	$ 5,817	$ 8,542
Interest cost on projected benefit obligation	6,653	6,694	19,959	20,084
Expected return on plan assets	(7,670)	(8,450)	(23,011)	(25,350)
Amortization of prior service costs	280	281	840	841
Amortization of net loss from prior periods	4,747	4,360	14,241	13,080
Total	$ 5,949	$ 5,732	$ 17,846	$ 17,197

The Company does not have a minimum funding requirement in 2005.  The Company contributed $12,800 to the qualified pension plan in the first nine months of 2005 and $10,000 in the same period of 2004.

NOTE 13 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 17 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2005.

Postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Service cost	$ -	$ -	$ -	$ -
Interest cost	516	616	1,547	1,850
Amortization of prior service cost	(551)	(551)	(1,654)	(1,654)
Amortization of net loss from prior periods	131	334	393	1,001
Total	$ 96	$ 399	$ 286	$ 1,197

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $793 and $819 for the 13-week periods ended October 2, 2005 and September 26, 2004, respectively and $2,405 and $2,496 for the 39-week periods ended October 2, 2005 and September 26, 2004, respectively.

NOTE 14 – SEGMENT REPORTING

Information about the Company’s operations by segment for the 13-week periods ended October 2, 2005 and September 26, 2004 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 151,839	$ 59,497	$ 2,805	$ 80	$ 7,227	$ 221,448
		2004	146,416	57,815	2,590	66	6,071	212,958
Operating income (loss)	(a)	2005	$ 10,934	$ (454)	$ (1,275)	$ (1,380)	$ (1,699)	$ 6,126
	(b)	2004	5,194	648	(52,721)	(1,320)	(1,762)	(49,961)

(a) 2005 operating income (loss) includes the following charges
Restructuring			$ 78	$ 361	$ 118	$ -	$ -	$ 557
Impairment			157	-	-	-	-	157

(b) 2004 operating income (loss) includes the following charges
Restructuring			$ 1,013	$ 507	$ 2,601	$ -	$ 29	$ 4,150
Impairment			516	-	47,095	-	-	47,611

Information about the Company’s operations by segment for the 39-week periods ended October 2, 2005 and September 26, 2004 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 465,044	$ 180,547	$ 8,371	$ 167	$ 24,756	$ 678,885
		2004	451,703	177,184	8,808	66	16,326	654,087
Operating income (loss)	(a)	2005	$ 32,208	$ 954	$ (5,343)	$ (4,393)	$ (2,947)	$ 20,479
	(b)	2004	10,544	(1,642)	(58,415)	(4,411)	(4,920)	(58,844)
Total assets		2005	$ 243,465	$ 68,662	$ 24,431	$ 1,745	$ 5,966	$ 344,269
		2004	263,610	70,035	34,073	2,192	8,519	378,429

(a) 2005 operating income (loss) includes the following charges
Restructuring			$ 179	$ 477	$ 1,252	$ -	$ -	$ 1,908
Impairment			157	-	-	-	-	157

(b) 2004 operating income (loss) includes the following charges
Restructuring			$ 3,667	$ 873	$ 2,601	$ -	$ 29	$ 7,170
Impairment			516	245	47,639	-	-	48,400

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13- and 39-week periods ended October 2, 2005 and September 26, 2004 is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Operating income (loss)	$ 6,126	$ (49,961)	$ 20,479	$ (58,844)
Corporate restructuring charges	515	(2,372)	(134)	(4,887)
LIFO Adjustment	-	(695)	(511)	(695)
Other unallocated corporate expense	(3,732)	(2,412)	(11,441)	(7,233)
Total other expense	(631)	(595)	(1,844)	(1,798)
Income (loss) from continuing operations before income taxes	$ 2,278	$ (56,035)	$ 6,549	$ (73,457)

Total Assets			$ 344,269	$ 378,429
Corporate and unallocated			121,262	158,636
Total consolidated assets			$ 465,531	$ 537,065

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

By September 2002, the weak stock market and historically low interest rates drove our pension plan from an overfunded to an underfunded position.  The amortization of these past asset and liability losses, although non-cash in nature, has a significant impact on 2003, 2004, and 2005 financial results.  Pensions produced income in 2002 equal to $0.04 per share, but resulted in annual expense in 2004 equivalent to $0.49 per share.  Pension expense for 2005 is currently estimated at $0.50 per share.

Paper companies instituted three price increases during 2004, and an additional increase in early 2005, reflecting high operating rates at paper mills and escalating energy costs.  Rising inventories, lower operating rates, and modest discounts in some grades are an indication of a somewhat weaker paper market at mid-year 2005.  Paper companies are taking capacity off-line in an effort to prop up prices.  We increased our target selling prices in 2004 and have made very good progress thus far in recovering the paper cost increases.  With each paper cost increase, we expect margins to worsen initially and to then recover over a period of several quarters as selling price increases are negotiated; however, there is no guarantee that we will be successful in the future.

Our Focus

Our objective is to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to address the large and growing market to provide for digital print-on-demand (POD) output, including color and variable print.  Services that provide the customer with added convenience, design capability, and control over the process are expected to be a strong differentiator.  We plan to step up the level of investment in our POD Services business in order to ensure that we catch the building market momentum in this important growth segment.  This will translate into an up-tick in our capital expenditures and selling, general, and administrative expenses in the coming quarters.

We intend to continue to bring our customers products and services that improve their ability to capture, manage, and move information in their business processes.  We also offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.  Overtime, services will become an increasing source of our revenue stream.

In addition, we will focus on improving the performance of operations that currently do not make a sufficient contribution to profit, and on improving our overall productivity.  We continue to expect modest revenue growth for the full year, adjusted for the extra accounting week in 2004, and an approximate 4 percentage point improvement in the second half 2005 operating margins (excluding restructuring and impairment charges), versus the first half of 2004 base period.

Digital Pen and Paper is an emerging market that shows promise.  Although the initial adoption rate is proving slower than originally expected, we are encouraged by the results of our customer pilots and the growing interest among prospects in the technology and its application.  There are seven pilots currently running and we expect to report revenue in the fourth quarter for this segment.  The fourth quarter of 2005 calls for continued investment in product and market development, despite the scaled back revenue forecast.

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

On January 2, 2005, we had a net deferred tax asset of $103.1 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

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

RESULTS OF OPERATIONS

Discontinued Operations

In December 2004, we sold selected assets and transferred selected liabilities of our equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12.8 million, net of income taxes of $8.6 million.  In the second quarter of 2005, we finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and the adjustment of related reserves resulted in a $0.5 million increase in the gain on sale, net of income taxes.

The sale of the equipment service business, which had been a component of the Document and Label Solutions segment, was accounted for as a discontinued operation; accordingly, the results of its operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue of the equipment service business included in discontinued operations was $5.8 million and $17.2 million for the 13- and 39-week periods ended September 26, 2004.  No interest expense was allocated to discontinued operations.  The following discussion focuses on the results of continuing operations.

Continuing Operations

The following discussion and analysis provides information which management believes is relevant to an understanding of our consolidated results of operations and financial condition, supplemented with a discussion of segment results.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion that follows presents financial amounts that exclude, discontinued operations, restructuring and impairment expense, pension loss amortization, and the Ohio Tax Law Change.  These financial measures are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of the above items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2005 and 2004 refer to the 13- and 39-week periods ended October 2, 2005 and September 26, 2004.

	Third Quarter		Year-to-Date
Continuing Operations	2005	2004	2005	2004
Revenue	$ 221.4	$ 213.0	$ 678.9	$ 654.1
% Change	4.0%	-1.6%	3.8%	-2.8%
Gross Margin	78.7	77.7	241.2	241.4
% Revenue	35.5%	36.5%	35.5%	36.9%
SG&A Expense	66.5	68.6	200.6	220.9
Depreciation and Amortization	9.1	10.4	30.0	31.7
Goodwill Impairment	-	47.0	-	47.0
Asset Impairments	0.2	0.6	0.2	1.4
Restructuring Expense	-	6.5	2.0	12.0
Income (Loss) From Continuing
Operations	2.9	(55.4)	8.4	(71.6)
Interest Expense	(0.6)	(0.6)	(1.9)	(1.9)
Investment and Other Income	-	-	0.1	0.1
Pretax Income (Loss) from
Continuing Operations	2.3	(56.0)	6.6	(73.4)
Ohio Tax Law Change	-	-	2.9	-
Other Income Tax Expense (Benefit)	0.9	(20.9)	2.8	(28.4)
Net Income (Loss) from Continuing Operations	$ 1.4	$ (35.1)	$ 0.9	$ (45.0)

Effects to Earnings Per Share
Continuing Operations
Restructuring and Impairment Expense	$ -	$ (1.14)	$ (0.05)	$ (1.27)
Pension Loss Amortization	(0.10)	(0.09)	(0.30)	(0.28)
Ohio Tax Law Change	-	-	(0.10)	-
Other	0.15	-	0.48	(0.03)
Total	$ 0.05	$ (1.23)	$ 0.03	$ (1.58)

Revenue

We have invested a significant amount of effort to improve revenue performance.  The revenue declines experienced in 2001 and, to a lesser extent, in 2002, were primarily the result of the 2001 restructuring plan to eliminate unprofitable business and reduce assets and cost.  The years 2003 and 2004 witnessed eight quarters of relative stability in revenue.  The goal for fiscal year 2005 is for modest growth on a 52-week basis (2004 fiscal year contained 53 weeks).

On a consolidated basis, through nine months revenue increased $24.8 million, or 3.8%, compared with 2004.  The revenue increase was attributed equally to unit volume and price. Higher discounting in both new and existing business was more than offset by price increases implemented in response to paper cost increases.  Notwithstanding a competitive marketplace which has put downward pressure on pricing, we have made good progress in recovering the paper cost increases incurred during 2004 and early 2005.

Revenue increased $8.5 million, or 4.0%, in the third quarter to $221.4 million.  Approximately two-thirds of the increase in revenue was attributable to unit growth with the balance provided by higher prices.  This was the fourth consecutive quarter that revenue increased over the comparable prior-year quarter.

The table below presents revenue from continuing operations by reportable segment.  As indicated in the table, revenue growth was broad-based in the third quarter, with all segments reporting increased revenue.

	Third Quarter				Year-to-Date
	2005		2004		2005		2004
		%		%		%		%
	$	Change	$	Change	$	Change	$	Change
Document and Label Solutions	$ 151.8	3.7%	$ 146.4	-3.2%	$ 465.1	3.0%	$ 451.7	-3.6%
POD Services	59.5	2.9%	57.8	1.7%	180.5	1.9%	177.2	0.3%
InSystems	2.8	8.3%	2.6	-36.2%	8.4	-5.0%	8.8	-38.2%
Digital Solutions	0.1	19.7%	0.1	-	0.2	-	0.1	-
Other	7.2	19.1%	6.1	42.3%	24.7	51.6%	16.3	18.8%
Total	$ 221.4	4.0%	$ 213.0	-1.6%	$ 678.9	3.8%	$ 654.1	-2.8%

Our core Document and Label Solutions (DLS) segment reported solid revenue gains of 3.7% and 3.0% for the quarter and year-to-date periods, despite the industry challenges brought about by digital technology product substitution, higher raw material prices, and oversupply.

Print-on-Demand (POD) Services revenue increased 2.9% in the third quarter, improving the first half growth rate of 1.4%.  Year-to-date, revenue increased 1.9% over the prior year.  This segment provides a variety of short-run printed products and related services and is expected to undergo an accelerating transition from conventional offset print to digital print.  Offset print declined 7% in the third quarter, but this was overcome by a combination of growth in digital print, value added services, and variable imprinting.

Although InSystems’ revenue was down slightly on a year-to-date basis, revenue increased in the third quarter of 2005 compared with 2004.  Despite overall revenues being slightly lower, year-to-date license and maintenance revenues have increased over the same period in 2004.  Insystems’ saw an 8.3% increase in third quarter revenue on the strength of higher professional services and an increasing revenue stream from maintenance.

Digital Solutions is a start-up software and services venture based on the application of digital pen and paper technology to enable a user to directly transfer handwriting on a paper document to digital format as input to a software application.  The ASP solution is being marketed directly and through channel partners.  There are seven pilots currently running and the Company expects to report revenue in the fourth quarter of this year.

Other includes our Commercial Print, PathFoward, and International business units.  The increase in revenue for both the third quarter and on a year-to-date basis was primarily a result of our commercial print initiative.

Gross Margin

Gross margin dollars were relatively unchanged for both the third quarter and the year-to-date period of 2005 versus the same periods of 2004.  As discussed above, a sizable share of the revenue increase was attributable to price, which was effectively offset by higher paper costs. Also, the unit growth came in at generally lower margins, a function of competitive market pricing and product mix.  Manufacturing costs were lower than the prior year, primarily as a result of lower staffing and other cost reduction actions taken in recent periods, which helped to offset the favorable impact of a one-time supplier rebate of $2.8 million received in 2004.

SG&A Expense

Selling, general, and administrative and research and development (SG&A) expense decreased $2.1 million and $20.3 million in the third quarter and year-to-date periods of 2005 as compared to the prior year.  These reductions are primarily the result of lower staffing from restructuring actions taken last year.  An updated actuarial analysis, based on final 2004 census data, indicates lower pension expense for 2005 than originally estimated - $23.8 million vs. $27.2 million.  Approximately $19.0 million of the $23.8 million in annual 2005 expense relates to the amortization of past pension losses.

Depreciation & Amortization

Depreciation and amortization expense decreased in 2005 due in part to major software systems becoming fully depreciated at the end of the second quarter of 2005.

Investment and Other Income

On September 23, 2005, we sold our interest in our joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V. for $1.1 million in cash resulting in a loss of $0.2 million.  The joint venture, Label Solutions, S. de R.L. de C.V., is located in Mexico and was accounted for under the equity method of accounting.

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

Net Income (Loss) from Continuing Operations

As the table below indicates, pretax income from continuing operations for the third quarter was $2.3 million, compared to a loss in the prior year of $56.0 million.  Restructuring and impairment had a significant impact on the prior year’s reported results.  Excluding these items, our pretax income from continuing operations went from a $1.3 million loss in 2004 to a $3.1 million profit in 2005.  Through nine months, the improvement is $21.8 million – from an $11.2 million loss to a $10.6 million profit.  These improvements were primarily the result of lower expenses and depreciation.

	Effect on Third Quarter Income			Effect on Year-to-Date Income
	2005	2004	Change	2005	2004	Change
Continuing Operations
Restructuring Expense	$ -	$ (6.5)	$ 6.5	$ (2.0)	$ (12.0)	$ 10.0
Goodwill Impairment	-	(47.0)	47.0	-	(47.0)	47.0
Asset Impairments	(0.2)	(0.6)	0.4	(0.2)	(1.4)	1.2
All Other Operations	3.1	(1.3)	4.4	10.6	(11.2)	21.8
Interest & Other Income (Expense)	(0.6)	(0.6)	-	(1.8)	(1.8)	-
Pretax Income (Loss) from
Continuing Operations	2.3	(56.0)	58.3	6.6	(73.4)	80.0
Ohio Tax Law Change	-	-	-	2.9	-	2.9
Other Income Tax Expense (Benefit)	0.9	(20.9)	21.8	2.8	(28.4)	31.2
Net Income (Loss) from Continuing
Operations	1.4	(35.1)	36.5	0.9	(45.0)	45.9

The table below presents income (loss) from continuing operations for each reportable segment.  The amounts exclude LIFO inventory adjustments, certain components of pension expense, and corporate restructuring expense.  See the Segment Footnote for the reconciliation to consolidated income (loss) from continuing operations.

	Third Quarter				Year-to-Date
	2005		2004		2005		2004
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
Document and
Label Solutions	$ 10.9	7.2%	$ 5.1	3.5%	$ 32.2	6.9%	$ 10.5	2.3%
POD Services	(0.4)	-0.8%	0.7	1.1%	1.0	0.5%	(1.6)	-0.9%
InSystems	(1.3)	-45.5%	(52.7)	-	(5.4)	-63.8%	(58.4)	-
Digital Solutions	(1.4)	-	(1.3)	-	(4.4)	-	(4.4)	-
Other	(1.7)	-23.5%	(1.7)	-29.0%	(2.9)	-11.9%	(4.9)	-30.1%
Total	$ 6.1	2.8%	$ (49.9)	-23.5%	$ 20.5	3.0%	$ (58.8)	-9.0%

Third quarter operating income for DLS includes $0.2 million and $1.5 million of restructuring and impairment expense in 2005 and 2004, respectively.  Year-to-date operating income includes $0.3 million and $4.2 million of restructuring and impairment expense in 2005 and 2004, respectively.

Third quarter operating loss for POD Services includes $0.4 and $0.5 million of restructuring expense in 2005 and 2004, respectively. Year-to-date operating income includes $0.5 million of restructuring expense in 2005 and $0.9 million of restructuring and impairment expense in 2004.

Third quarter operating loss for InSystems includes $0.1 million and $49.7 million of restructuring and impairment charges in 2005 and 2004, respectively.  Year-to-date operating loss for InSystems includes $1.3 million of restructuring expense in 2005 and $50.2 million of restructuring and impairment charges in 2004.

DLS and POD Services operating profits in the first nine months of 2005 improved as a result of the progress made in recovering the higher paper costs, plus the growth of their respective service-based offerings.  However, the primary driver of the increased operating margin was improved productivity and lower costs.

Insystems operated at a $5.4 million loss for the first nine months of 2005, an improvement from the prior year’s results which included $50.2 million of restructuring and impairment charges.  The restructuring actions taken last year were aimed at operating in the near term, at or above break-even before non-cash depreciation, intangible amortization, and restructuring.

The loss for Digital Solutions represents operating expenses incurred to develop and market their products; there was minimal revenue in 2005 or 2004.

Restructuring and Impairment

We have undertaken restructuring actions stretching back to the year 2000 as part of an on-going effort to improve utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 2, 2005.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

2005 Restructuring Actions
Severance and employer related costs	$ 0.4	$ -	$ 0.4	$ -
Total 2005	0.4	-	0.4	-

2004 Restructuring Actions
Severance and employer related costs	(0.8)	5.0	(0.3)	$ 8.7
Contract exit and termination costs	0.1	1.1	0.8	1.3
Associated costs	-	0.1	-	0.1
Total 2004	(0.7)	6.2	0.5	10.1

2003 Restructuring Actions
Severance and employer related costs	-	(0.1)	-	$ (0.1)
Contract exit and termination costs	-	0.1	0.2	0.4
Associated costs	-	0.1	-	0.2
Total 2003	-	0.1	0.2	0.5

2001 Restructuring Actions
Contract exit and termination costs	0.3	0.2	0.9	1.4
Total 2001	0.3	0.2	0.9	1.4
Total restructuring expense	$ -	$ 6.5	$ 2.0	$ 12.0

2005 Restructuring

Within the POD Services segment, the Company closed one printing center, moving production to other facilities. The Company plans to open a new digital only facility.  In addition, envelope production will be outsourced, which will also affect one facility in the Document and Label Solutions segment.  Costs to be incurred primarily include severance and employer related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 0.4	$ 0.4	$ 0.4
Contract lease termination costs	-	-	-
Other exit costs	-	-	-
Total	$ 0.4	$ 0.4	$ 0.4

BY SEGMENT:
Document and Label Solutions	$ -	$ -	$ -
POD Services	0.4	0.4	0.4
Total	$ 0.4	$ 0.4	$ 0.4

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2005	2005

Severance and employer
related costs	$ 0.4	$ -	$ 0.4
Contract termination costs	-	-	-
Other	-	-	-
Total	$ 0.4	$ -	$ 0.4

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

Late in June 2005, InSystems trimmed its staffing by an additional ten persons and elected to vacate and offer an additional portion of its headquarters facility for sublease.  In conjunction with these actions, we recorded a pretax restructuring charge of approximately $1.1 million in the second quarter of fiscal 2005.  Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.

In the third quarter of 2005, we reversed approximately $0.8 million of the accrual established for severance related to its outsourcing of information technology operations in 2004.  We had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9.9	$ (0.8)	$ 9.9
Contract lease termination costs	2.0	0.1	2.0
Other exit costs	0.2	-	0.2
	$ 12.1	$ (0.7)	$ 12.1

BY SEGMENT:
Document and Label Solutions	$ 4.9	$ -	$ 4.9
POD Services	0.7	-	0.7
InSystems	3.8	0.1	3.9
Other	2.7	(0.8)	2.6
Total	$ 12.1	$ (0.7)	$ 12.1

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Reversed	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005
Severance and employer related costs	$ 10.0	$ (6.7)	$ (0.4)	$ 2.9	$ 0.5	$ (0.8)	$ (2.2)	$ 0.4
Contract termination costs	1.3	(0.1)	-	1.2	0.7	-	(0.5)	1.4
Other	-	-	-	-	-	-	-	-
Total	$ 11.3	$ (6.8)	$ (0.4)	$ 4.1	$ 1.2	$ (0.8)	$ (2.7)	$ 1.8

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

Pre-tax components of 2003 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	Q3 2005	To-date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 10.8	$ -	$ 10.8
Contract termination costs:
Lease obligations	3.1	0.1	2.7
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.1	-	0.1
Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	2.1	-	2.1
	$ 19.3	$ 0.1	$ 18.9

BY SEGMENT:
Document and Label Solutions	$ 11.1	$ -	$ 11.1
POD Services	4.9	0.1	4.5
InSystems	2.2	-	2.2
Other	1.1	-	1.1
Total	$ 19.3	$ 0.1	$ 18.9

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and employer
related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -	$ -	$ -
Contract termination
costs	2.3	(0.8)	-	1.5	(0.9)	-	0.6	(0.2)	0.4
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (2.1)	$ (0.1)	$ 0.6	$ (0.2)	$ 0.4

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

Net Assets Held For Sale

At January 2, 2005, we classified a vacant parcel of land in North Carolina with a carrying value of $0.2 million as held for sale in the accompanying Consolidated Balance Sheet.  We expect to sell the land in 2005 and record a gain.  In the third quarter, the Company also classified its building in Adrian, Michigan as held for sale as a result of the restructuring actions discussed above. The carrying value is $1.2 million and the Company expects to sell the building at a gain.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date

CASH INFLOW (OUTFLOW)	2005	2004	Change
Net cash provided by operating activities	$ 30.3	$ 15.0	$ 15.3

Capital expenditures	(15.6)	(16.0)	0.4
Proceeds from sale of plant and equipment	0.6	1.6	(1.0)
Acquisitions	-	(1.5)	1.5
Proceeds from sale of investment	1.1	-	1.1
Additions to other investments	-	(0.1)	0.1
Net cash used in investing activities	(13.9)	(16.0)	2.1

Net debt payments	(40.3)	(40.0)	(0.3)
Dividends paid	(19.8)	(19.7)	(0.1)
Debt issuance costs	(0.8)	-	(0.8)
Proceeds from issuance of common stock	1.8	0.9	0.9
Net cash used in financing activities	(59.1)	(58.8)	(0.3)
Exchange rate differences	-	0.2	(0.2)
Net cash flow	$ (42.7)	$ (59.6)	$ 16.9

Net cash flow before debt payments	(2.4)	(19.6)	17.2
Contribution to defined pension plan	(12.8)	(10.0)	(2.8)
Restructuring spending	(4.3)	(9.0)	4.7

Net cash flow was strong for the first nine months of 2005 on the strength of improved operations and working capital turnover.  Net debt, total debt less cash, increased modestly by $2.4 million since year-end after satisfying funding requirements for capital expenditures, restructuring, dividends, pension funding, and all other operations.

Operating Activities

Cash provided by operations was $30.3 million in the first nine months of 2005 compared to $15.0 million in the same period of 2004.  The most significant factor in the increase was the improvement in net income.  Accounts receivable and inventory decreased by $11.3 million over the first nine months of 2005, compared with a $5.7 million increase in the previous year.  Restructuring payments of $4.3 million were approximately half of the prior year spending level.

We contributed $12.8 million to the defined benefit pension plan in the first nine months of 2005 compared to $10.0 million in the same period of 2004.  We do not currently have a mandatory pension-funding requirement, but expect to make additional voluntary contributions of $2.0 million in the fourth quarter for a total of approximately $15 million in 2005.

Investing Activities

Capital expenditures totaled $15.6 million thus far in 2005, which is comparable to capital spending in the prior year.  We continue to expect our capital spending for the year to be $22-$25 million, with an emphasis on investments in our POD Services offering.

Financing Activities

During 2005 we repaid a net total of  $40.3 million of debt   Dividend payments to shareholders in 2005 were $19.8 million, which is in line with 2004.  We have paid a $.23 quarterly dividend in each quarter of the last five years.

Capital Structure

	October 2,	Jan 2,
	2005	2005	Change
Total Debt	$ 41.1	$ 81.4	$ (40.3)
Less Cash and Short-term Investments	1.3	44.1	(42.8)
Net Debt	39.8	37.3	2.5
Equity	197.0	205.4	(8.4)
Total	$ 236.8	$ 242.7	$ (5.9)
Net Debt: Total Capital	17%	15%

The net debt to capital ratio increased slightly from the previous year-end to 17%.  The ratio continues to indicate a strong balance sheet.

On May 9, 2005, we entered into a $100 million five-year senior secured revolving credit facility (the New Facility) with seven banks.  The New Facility replaces our $150 million unsecured revolving credit facility agreement that expired on May 11, 2005.

The New Facility is secured by our accounts receivable and inventories and certain other assets as described in the loan and security agreement filed as an exhibit to the second quarter 2005 Form 10-Q.  The New Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread was 6.67 % at October 2, 2005.  The Company is also required to pay a fee on the unused portion of the New Facility.  As of October 2, 2005, such fee is payable at an annual rate of 37.5 basis points.

At the time of expiration of our previous revolving credit facility, $40 million was outstanding.  This amount was immediately transferred to the New Facility.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2004.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $3.5 million through 2006, primarily for severance and lease obligations.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we were able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have mandatory pension funding requirements in 2005, although we made voluntary contributions to our defined benefit pension plan in the first nine months of 2005 of $12.8 million.  We currently plan to contribute a total of approximately $15 million to this plan in 2005.

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

The United States Securities and Exchange Commission (SEC) announced on April 14, 2005 that it approved a phased-in implementation process for SFAS No. 123(R).  Under the new SEC implementation process, our effective date for adopting SFAS No. 123(R) was extended six months.  We will adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees in the first quarter of fiscal 2006, as opposed to the third quarter of fiscal 2005, as originally required by SFAS No. 123(R).

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

For the Quarter Ended October 2, 2005

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

Changes in Internal Control

During the third quarter of fiscal 2005, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

Not applicable

3

Articles of incorporation and bylaws

Not applicable

4

Instruments defining the rights of security holders,

including indentures

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

For the Quarter Ended October 2, 2005

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2005

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

Date: November 2, 2005

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

Date: November 2, 2005

/S/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Standard Register Company (the “Company”) on Form 10-Q for the period ending October 2, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis L. Rediker, President and Chief Executive Officer, and I, Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 2, 2005

/S/DENNIS L. REDIKER

Dennis L. Rediker

President and Chief Executive Officer

/S/ CRAIG J. BROWN

Craig J. Brown

Senior Vice President, Treasurer and

Chief Financial Officer