Form 10-K
period 2006-01-01
STANDARD REGISTER CO
filed 2006-03-09
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]  No[X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes[X]  No[  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [X]

Non-accelerated filer [  ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[  ]  No[X]

The aggregate market value of all stock held by non-affiliates of the Registrant at July 3, 2005 was approximately $192,605,035 based on a closing sales price of $15.97 per share on July 3, 2005.

At January 29, 2006, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	24,109,331 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 27, 2006.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                  Description

  Page

Item  1.

Business

1

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

14

Item  2.

Properties

  15

Item  3.

Legal Proceedings

16

Item  4.

Submission of Matters to a Vote of Security Holders

16

Item  5.

Market for the Registrant’s Common Stock and Related
Shareholder Matters

17

Item  6.

Selected Financial Data

18

Item  7.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

19

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

40

Item  8.

Financial Statements and Supplementary Data

43

Item  9.

Changes In and Disagreements with Accountants on Accounting
and Financial Disclosure

79

Item 9A.

Controls and Procedures

79

Item 9B.

Other Information

80

Item 10.

Directors and Executive Officers of the Registrant

80

Item 11.

Executive Compensation

80

Item 12.

Security Ownership of Certain Beneficial Owners and Management

81

Item 13.

Certain Relationships and Related Transactions

81

Item 14.

Fees and Services of Independent Registered Public Accounting Firm

81

Item 15.

Exhibits and Financial Statement Schedules

82

Signatures

83

Index to Exhibits

84

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

86

Schedule II – Valuation and Qualifying Accounts and Reserves

87

PART I

Item 1 – BUSINESS

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

Standard Register, a leading document services provider, uses its extensive industry expertise to help organizations manage, control, and source their document and print-related spending.   We have spent the last 90 years helping organizations better manage information and improve business processes in what was largely a paper-driven world.  Now we’re leveraging this expertise with the latest digital printing, Internet and supply-chain technologies to help organizations drive greater operational efficiencies, reduce supply chain costs, improve customer service, and gain a stronger position in an increasingly competitive, global economy.  We offer consulting, technology, design, printing, and staffing services to address document needs across a customer’s enterprise – from the desktop, to the data center and centralized print shop, to externally-sourced printing.  Our products and services provide our customers the means to create, manage, and distribute documents.  We are able to address our customers’ current needs as well as guide them into the future with solutions for reducing costs, migrating to more efficient digital technologies, fulfilling compliance requirements, and driving business growth.

OUR INDUSTRIES

We primarily serve the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.  We are a leading provider of products and services to the majority of the acute care hospitals as well as the majority of the largest financial institutions in the United States.

OUR PRODUCTS AND SERVICES

Our strategy is to provide a full spectrum of solutions – from print to digital – that help organizations effectively capture, manage, and use information to improve their business results.  Our customers leverage our deep industry expertise and innovative solutions to increase efficiency, reduce cost, enhance security, and strengthen customer loyalty.  We provide our customers the knowledge and means to discover what they spend company-wide on documents and printing.

Our Enterprise Document Management approach includes analysis of where, how—and even if—documents are printed.  This document study includes everything from forms, stationery, and reports to four-color marketing collateral and also addresses what is printed internally, as well as externally.  By improving the efficiency of these processes and applying appropriate sourcing strategies, customers are able to save on their entire document-related supply chain.

Our solutions give customers the tools to manage the entire lifecycle of their documents from concept to delivery to archiving.  We are a document services company entrusted to manage business-critical documents with a variety of products and professional services including the following:

Document Printing Solutions

We provide the following document solutions that help customers find the most cost-effective way to format, print, manage, and distribute information, while using advanced security measures to protect the confidentiality of their printed and electronic communications.

Document Management

We offer a comprehensive solution to help organizations manage all aspects of their communications, plus a nation-wide network of Web-connected printing and warehousing centers.  This solution includes:

•

Statements and invoices

•

Payroll and expense checks

•

Purchase orders and shipping documents

•

Product and compliance labels

•

Letterhead and envelopes

•

Marketing, investor and employee communications.

Digital Printing Solutions

We combine Web technologies and state-of-the-art digital printing to enable our customers to print what they need, when they need it, and in the exact quantities they need.  Just-in-time digital printing provides organizations with significant economic benefits.  It eliminates the costs associated with warehousing and helps them avoid the cost and risks associated with document obsolescence.  With an extensive network of digitally-enabled production facilities, we provide a broad capability and a layer of disaster recovery security.  Our capabilities include:

•

Black and white reprographic printing

•

Digital color printing

•

Tabs

•

Binding, including perfect, tape, comb and coil

•

Folding, cutting, trimming

•

Perforating, punching, drilling

•

Laminating

•

Kit-building

•

Fulfillment services.

Intelligent Printing Solutions

We provide the ability to link customers’ data with our systems to deliver documents on demand.  By integrating existing print streams to server- or PC-resident digital forms designs, customers achieve flexibility as they move to less paper.  Whether the customer’s application is payroll, grade reports, or patient documentation, we work with their existing data without costly reprogramming.  Secure printing applications and bar code applications can also be converted into intelligent printing solutions.

Warehouse and Distribution Services

With Web-enabled distribution warehouses across the country, we are positioned to not only print, but also warehouse and manage all documents and other items used by a company.  We offer a cost-effective solution that enables customers to store items near their locations.  Our distribution services help customers eliminate the administrative burdens of processing and tracking large numbers of purchase orders, acknowledgements, packing lists, invoices, and statements.  We offer services in consolidation and direct-to-end-user shipping of combined document and product bundles saving our customers the complexity of multiple-vendor receiving, sorting, consolidation and forwarding.  Our experienced logistics team helps manage time-sensitive events and corporate document conversions.

Secure Document Solutions

We provide customers with document security solutions to protect against loss due to fraud.  No single security feature is fully effective alone, but through a combination of specialized inks, secure papers, unique construction, and proprietary security features, we can help protect checks and other vital documents from copying, altering, and other types of fraud.  Our intelligent printing solution, LinkUp®, creates secure disbursements easily.  It can be used as a stand-alone system or attached to a network and can process thousands of documents per month with efficiency, flexibility and security.  It is a total solution that includes both technical support and supplies.

Bar codes and data encryption offer an added layer of fraud protection for secure document processing.  With expertise in the leading bar code, radio frequency identification (RFID), and other automated identification technologies, we provide our customers with a comprehensive solution for securely producing and managing vital documents, as well as tracking and controlling high-value, high-demand items, such as pharmaceuticals, tickets for sporting and entertainment events, and jewelry that are often targets for counterfeiting.

Label and Tag Solutions

Labels and tags perform vital functions in business and industry.  They are at the core of process management, helping to convey information and ultimately drive revenue, safeguard assets, and mitigate risk.  We have broad design and production capabilities, plus expertise in workflow management to help customers address virtually any application need.  We provide innovative solutions to meet our customers’ requirements including specially-formulated adhesives and substrates to withstand environmental stresses; highly specialized inks and patterns to provide the necessary level of security; smart chips to add intelligence and flexibility; and unique design configurations to eliminate redundancy, streamline processes and reduce costs.  We also provide a total integrated solution that includes printers, applications, readers, and software to coordinate and process information.

Identification

These solutions assist with a broad scope of identification requirements - products, parts labeling, assets, personnel - integrating information, branding, security, and bar-coding.  Some of our customized identification solutions include:

•

Wristbands for patient identification

•

Clean release™ tags for membership and identification cards

•

Nameplates and serial plates

•

Vehicle and watercraft stickers.

Instruction

We produce a wide range of instructional labels, such as wiring diagrams, installation, operating and service instructions - designing them for the life of the product.  We have competency in more than 30 languages and are able to support global identification needs by providing translation services to complement our design and production capabilities.

Tracking

As the basis of automated identification and data capture, labels play an essential role in the flow of information.  Leveraging our process management and technology expertise, we help customers migrate from today’s ink-on-paper solutions to more efficient technologies that help streamline processes, improve accuracy and productivity while gaining greater control over operations.

Bar Code Solutions

Bar codes have made an indelible mark on supply chain operations.  We help companies leverage bar code technologies to introduce greater accuracy, productivity, and control into target areas.  We provide a comprehensive solution including:

•

Workflow analysis

•

Labels and forms

•

Application software

•

Data capture solutions

•

Printers and printer applicators

•

Conveyor controls, sorting and manifesting systems

•

Integration and implementation services

•

Training and service support.

Logistics

Labels are a crucial link in a company’s supply chain.  Working with our label team, customers can introduce new efficiencies to their production line, reduce costs, and streamline the shipping process.  Labeling kits integrate all product-specific labels – identification, serial numbers, hazard warnings, and inspection labels – onto a single sheet for easier application, simplified inventory management and reduced inventory expense.  Three-in-one shipping labels combine packing list, shipping label and envelope into one, helping to reduce errors, processing time and costs.

Compliance

Many industries, including manufacturing, healthcare, pharmaceutical, and financial services, are challenged to meet both regulatory requirements and industry standards.  Our design team is conversant with current standards and requirements and is a vital resource to customers’ engineering, marketing, and compliance teams.  We focus on the details, providing the appropriate symbology and specifications for compliant labels, tags, plates, and wristbands.

Product Configuration Control

In the manufacturing industry, product warning, identification and other labels are a vital part of the assembly process and are critical parts of the finished product.  Many product design changes result in frequent label design changes.  Our Manufacturing Label Solutions offering, combining world-class durable label manufacturing capability with our Label Management Information System, provides our manufacturing customers with a simple solution for managing and simplifying all of their critical product labeling needs.  At the same time, the system and our expertise ensure continual compliance with regulatory and quality management system requirements, regardless of the dynamics of product design.

Security

As a leader in document security, we assist customers with introducing greater security to product tags and labels, vehicle stickers, as well as personal ID cards.  We develop customized solutions that utilize specialized inks, secure stocks, proprietary features, and the newest technologies along with secure systems and procedures to help minimize risk exposure.

Multi-Purpose Solutions

As a strategic partner with our customers in improving processes, we help streamline workflow and reduce the total cost of labeling operations.  We audit current labels in use, look at processes, and identify opportunities to combine functions into a single document.  Examples of such solutions include:

•

The Total Scripts™ solution combines a prescription label, patient advisory and promotional information into a single, cost-effective form.

•

The 2-in-1 Enrollment solution combines a welcome letter with identification cards, perfect for membership programs, new employee kits and insurance programs.

Print-On-Demand Solutions

Combining our expertise in data processing and digital printing with our broad experience with both traditional and Internet methods of delivery, we offer products and services to assist our customers in developing an integrated solution for managing and delivering communications to their customers, investors, employees, and any other stakeholders.  Our solutions are as varied as our customers’ communication needs and range from the simple to the complex:

•

Booklets and manuals

•

Personalized information kits

•

Single and multi-part mailings

•

Bills and statements

•

Privacy and other regulatory notifications.

One-to-One Communications

Using our customers’ own data, we help them customize their communication programs to maximize the impact of their message by giving them the means to communicate one-to-one with targeted individuals.  We assist with the creation of relevant, customized messages for specific individuals.

Complete Campaign Management

This is an end-to-end solution that includes data management, printing, kit-building, mailing, and archiving.  This offering can be used to manage one-time distributions or on-going marketing campaigns.  With four fulfillment centers strategically located around the United States, we are able to produce and distribute mailings on a timely, cost-effective basis.

Secure Confidential Environment

Recent regulations such as the Sarbanes-Oxley Act, the Health Insurance Portability and Accountability Act, and the Gramm-Leach Bliley Act, have created an increased focus on internal controls, security, and privacy issues.  We understand the need to maintain the confidentiality of our customers’ data and have put the secure controls and safeguards in place to host or process our customers’ and their customers’ data.

Marketing StoreFront

Our Marketing StoreFront provides users throughout a company’s enterprise with a central e-library of all their marketing materials that they can easily search, view and order.  Customers can catalog both static and variable materials for print on demand as well as inventoried items.  It is digital asset management providing an automated method of version control and gives customers the ability to catalog and manage:

•

Product literature

•

Presentations

•

Campaign kits

•

Signage

•

Promotional items

•

Commercially-printed items

•

Business cards and stationery.

Within the Marketing StoreFront, our customers have access to the QuickPrint, DesignOnDemand®, and Dynamic Communications modules, giving them the flexibility to configure and order personalized collateral and manage ongoing campaigns.

•

QuickPrint is a print fulfillment tool that automates the entire printing process from conception to specification, estimating and ordering.  Documents can be printed as they are needed and usage and spending is easily monitored.

•

DesignOnDemand is a marketing solution that enables users to create, order, and mail high impact, personalized communications to customers in as little as 48 hours.  Leveraging SMARTworks® content-management technology, it simplifies creation of marketing literature, presentations, proposals and direct-mail campaigns while maintaining brand integrity.  Users select the communications template they need, personalize it with industry-specific text, graphic images from their repository, and variable information from their own data sources.  Within a matter of minutes, they are ready to review an online proof and dispatch their order to one of our digital printing centers or launch the communication electronically.

•

Standard Register’s Dynamic Communications is a Web-based solution for creating and managing complex documents, information kits and marketing campaigns that can help customers dramatically improve communications while reducing cycle time and costs.  Driven by rules-based software and the content placed in a digital repository, Dynamic Communications allows customers to create and assemble booklets, letters and kits fully personalized for each recipient.  It gives them the capability to create and distribute those materials in up to 14 languages, electronically via the Internet, in print or both.  The rules-based matrix assures each recipient receives only the information relevant to him or her in the right language and the preferred medium.

Internet Presentment

In moving from printed to online communications, customers can substantially reduce costs, broaden their marketing capability, and improve the experience for the growing number of customers, investors and employees who prefer receiving their communications electronically.

Standard Register has the technology, resources and secure environment to support electronic presentment of bills, statements and other communications.  We provide complete e-services, including:

•

Document conversion from print to PDF or HTML

•

Electronic document presentment

•

Encrypted e-mail statement delivery

•

Hosted archiving and e-notification

•

Electronic payment

•

CD-ROM production and archiving services.

Our solutions are designed to integrate with a variety of systems, including several online payment services, to provide a truly paperless system.  We can customize a solution to fit a specific business need or provide a standard package.

Electronic Bill Payment

Our electronic payment solution simplifies the payment process for customers while helping them secure payments on a timelier basis and reduce the need for collection calls and notices.  A company’s customers can manage their accounts, view payment history, contact customer service and pay electronically or by phone via check, credit or debit card.  Even their customers who opt to receive statements by traditional mail can pay electronically or by phone.

Document and Marketing Automation

We use our document management and digital asset management technologies to simplify the process of creating and managing marketing communications while improving their effectiveness with full personalization.  Built on our SMARTworks technology platform, our Web-based and software solutions offer companies decentralized content management with centralized brand control and ability to create one-to-one communications.

Workflow Automation

Our SMARTworks technology platform allows customers to manage a specific process across their enterprise.  Currently used for marketing automation, print management and E-procurement applications, this powerful Web-based solution allows customers to manage processes from their desktop, providing complete searching, tracking, and reporting capability.  It is a comprehensive business process management tool, helping to reduce processing costs, errors, and cycle time while tracking spending.

Data Capture Solutions

Standard Register is transforming data capture with an emerging technology solution - ExpeData™ digital pen and paper.  Combining the simplicity of paper with the power of digital, this innovative technology gives organizations the ability to capture information simply and naturally - as it is handwritten - automatically converting the writing into a digital format, verifying it, and making it available to back-end systems such as customer relationship management, inventory management, and patient records.

Aimed at streamlining workflow and accelerating the flow of information, the ExpeData solution helps reduce errors commonly experienced in manual processing, while eliminating the time and costs associated with data entry, mailing, scanning and indexing.  It helps establish greater accountability and control by providing an exact image of the handwritten document and a secure audit trail.  Because pen and paper fit naturally with the way people work, the technology is readily accepted by even the most inexperienced users with minimal training.

Output Management Solutions

Standard Register’s LinkUp® Enterprise (LUE) is electronic forms software that streamlines document production, access and administration.  It works within a customer’s existing enterprise to retrieve and intelligently route data to printers, faxes, PCs - wherever needed - delivering hardcopy forms, electronic documents or e-mail messages in the formats needed by users.

Widely used in check disbursement applications such as payroll and accounts payable, this versatile output management solution can be used in virtually any document management application.  In automating forms, LUE helps reduce the errors and costs associated with manual processing and it enables customers’ employees to spend less time on documentation and more time on critical business tasks.  By printing documents on demand, it facilitates the elimination of costly inventories of preprinted forms.  Moreover, this cost-effective automation software provides a secure document production platform to help establish needed controls over confidential information and vital documents.  A similar software solution, Patient Linkup® Enterprise system, is available for hospitals.

Document Automation for the Insurance Industry

Standard Register also provides document automation solutions specifically tailored for the insurance industry through our subsidiary, InSystems™.  Their powerful Calligo® suite automates creation, production and distribution of complex, customized documents such as correspondence, policies and certificates. InSystems also offers a solution to automate product development and compliance filings.

Consulting

In addition to the products and services discussed above, our customers can choose to use our consulting services to help them transform their document-intensive processes and reduce the total cost of ownership.  While we have been helping companies organize, manage and distribute information for nearly a century, we are also taking a proactive role in helping businesses migrate from paper-based to digital processes.

Digitization

We provide a structured approach to automation, examining an organization’s total print spend - both promotional and operational - cataloging paper and electronic documents, documenting processes, then identifying opportunities to standardize, consolidate, streamline, and eliminate obsolescence or duplication.  With a full audit of a company’s documents and processes, we work with them to develop a migration strategy to introduce greater levels of automation and efficiency.

Process Re-Engineering & Document Automation

Applying Six Sigma and Lean Manufacturing methodologies, we help streamline processes and develop an enterprise-wide document strategy to improve quality and throughput, reduce cycle times and reduce costs.  We show customers how to organize, standardize and consolidate documents, recommend cost-effective alternatives for managing and producing documents, and chart a path that steadily migrates them from paper to more cost-efficient digital media.  Moreover, we build in the controls and measurements to identify opportunities for ongoing process improvement.

Print Supply Chain Management

With a blend of paper and digital documents, day-to-day management of document production and distribution of documents is particularly challenging.  Identifying the appropriate technologies and suppliers is crucial to cost-effective management and ensuring the right information gets to the right people in the right format just in time.  We can map a strategy that addresses production and distribution of all documents in a company’s supply chain to help reduce inventories and obsolescence while meeting the needs of internal and external customers.  We can establish relationships with best-of-class suppliers to help further reduce expenses and enhance operating efficiencies.  We supplement these services with a broad offering of supplies, including:

•

Printer supplies

•

Computer supplies and accessories

•

Fax machines and supplies

•

Copier supplies

•

Labels.

Document Security Analysis

We seek to gain a system-wide understanding of the threats and risks that a given document will face.  We conduct a comprehensive analysis of an organization’s practices and procedures, document creation, authentication, tracking and reconciliation systems as well as the actual documents.  We then work with the customer to develop a multi-level solution that addresses the document and the document management process to provide an effective deterrent to fraud and loss.

Technology Planning and Integration

Today’s automated identification and data capture technologies offer a viable means of streamlining workflows and introducing greater efficiency, integrity and security to a wide range of applications.  Conversant with multiple technologies, we assist companies in evaluating their strengths, limitations, applicability and value to their application.  We will collaborate with the customers to define goals, analyze workflow and processes, and define output and environmental requirements.  We will then evaluate which methods of data capture, identification and materials handling will best suit their application and how they can be integrated with their infrastructure and assist with both evaluation and integration.

Outsourcing and Managed Services

We offer a wide range of on-site and off-site managed services to help companies improve the way business gets done.  We leverage leading technologies to manage both paper-based and digital document systems, helping to improve our customers’ service to their internal and external customers while reducing the total cost of their business processes.

Commercial Printing Services

We source high-quality commercial printing and provide supply-chain-management services to produce high-end, high-volume marketing collateral and business communications.  We supplement our in-house printing capabilities with an extensive network of commercial printers throughout North America and abroad.  By leveraging these relationships, our industry expertise, and e-procurement technologies, we deliver value for the full breadth of our customers’ business communication needs, including:

•

Annual reports

•

Brochures, sell sheets, catalogs, directories

•

Letterhead, business cards, envelopes

•

Magazines, newsletters, books, pamphlets, manuals

•

Point-of-purchase materials

•

Direct mail pieces, postcards

•

Posters, signs, displays

•

Pocket folders.

Contracted Print Services

We offer contracted print services beyond traditional facilities management models.  Using the expertise of our PrintConcierge® group and a nationwide network of certified printing facilities, we help our customers determine how to free up space, people and assets related to document management.  We can establish relationships with best-of-class suppliers to help reduce print spend and enhance operating efficiencies.  Moreover, our associates can organize and manage companies’ inventories of documents and digital assets, helping to substantially reduce the total cost of document management.

Document Outsourcing

We offer a comprehensive fulfillment capability for managing business communications, eliminating the need for dedicated resources or equipment investment.  Companies can leverage our people and expertise in data processing, digital printing and distribution to manage and deliver all types of communication - via the Web or traditional delivery methods.

Conversion Management

Acquisitions offer a tremendous opportunity for organizations to expand their market presence and generate new revenue.  We provide both the manpower and experience to successfully plan and implement new store or branch openings and conversions, assuming responsibility for new signage, fixtures and furniture, new forms and supplies, and marketing materials.  With expertise in conversion workflow, technology, standards, compliance, and how to work with people in a changing environment, we will help organizations meet critical timelines and make a seamless transition.

OUR BUSINESS SEGMENTS

Our four reportable segments are Document and Label Solutions, POD Services, InSystems, and Digital Solutions.

You can read additional information related to products and services, revenues, operating profit, identifiable assets, financial information by geographic area, and capital expenditures of each reportable segment for years 2003 through 2005 in Note 17 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Document and Label Solutions

Document and Label Solutions accounted for 68.7%, 69.0%, and 69.5% of our consolidated revenues in 2005, 2004, and 2003.  Primary markets are large- and middle-market companies in the healthcare, financial services, manufacturing, and distribution/logistics industries.

Market Trends – Excess production capacity and price competition are prevalent in the Document and Label Solutions segment.  The introduction of alternative technologies has reduced industry demand for traditional custom-printed business documents while a very competitive market has led to price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies and offer an increasing array of application software and professional services.

Driven by an increase in both consumer and industrial end-use applications, the market for pressure-sensitive labels in North America is projected to exhibit steady growth.  Companies in the industry will increasingly need to incorporate technologies such as bar code technology, RFID, Internet-based commerce, digital presses, and environmentally-friendly adhesives and inks.  All of these factors will make the industry more efficient allowing us to compete for new markets with alternative technologies.

Other market trends include:

•

Organizations believe that documents that touch their customers are strategic to their business

•

Customers are migrating to fewer suppliers and more strategic relationships

•

Paper-based documents and workflow are increasingly being automated and migrated to digital form

•

Demand for RFID, linerless, laser, thermal, and on-press adhesives is increasing

•

Media recommendations by printer manufacturers are influencing designs

•

Customers are buying labels as part of a package with printers, software, and services

•

Customers are increasing their use of variable data

•

Use of removable adhesive is growing

•

Electronic commerce is driving an increase in shipping label demand as more businesses and individuals buy goods online.

Competition – Our principal competitors include R. R. Donnelley & Sons Company and WorkflowOne.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, brokers, and distributors.  We believe we have several strategic advantages over our competitors including:

•

We are recognized as a leader in secure documents, particularly in the healthcare and financial services markets.

•

We have knowledge and experience in document workflow management, a strong national reputation, excellent domestic geographic coverage, and a complete line of products from paper to digital.

•

We have developed proprietary total-solutions offerings, such as our Manufacturing Label Solutions software, process management, and labels program.

Backlog – Document and Label Solutions’ backlog of custom-printing orders at January 29, 2006 was approximately $39.1 million compared to $47.3 million at January 30, 2005.  We expect to fill all orders in 2006.

POD Services

Print-on-Demand (POD) Services accounted for 26.4%, 27.0%, and 26.4% of our consolidated revenues in 2005, 2004, and 2003.

Market Trends – We expect the overall market for document outsourcing and POD to grow as companies seek outside help in creating and delivering business communications with more impact, while reducing print inventory levels and related costs.  The POD market is one that permeates all industries and is a natural extension of our core business because it is a transaction-intensive market that we already serve with our core products.  Increasingly, companies strive to reach their customers with targeted, customized, and personalized messages in order to maximize their sales and marketing investments.  The ability to print and distribute these communications on demand will also fuel growth in this area.  Our focus remains on growing digital color in support of the print-on-demand business.

Competition – Our principal competitors include R. R. Donnelley & Sons Company, Kinko’s, and Xerox.

Backlog – POD Service’s backlog of orders at January 29, 2006 and January 30, 2005 was approximately $5.5 million.  We expect to fill all orders in 2006.

InSystems

InSystems accounted for 1.2%, 1.3%, and 2.1% of our consolidated revenues in 2005, 2004, and 2003.

Market Trends – InSystems focuses on the financial services industry.  Industry analysts predict modest growth in information technology spending for financial services organizations in general and specifically for insurance, with expected increases of at least 3% for large insurance carriers and higher for mid-size carriers forecast for the year ahead.  These industries have historically been highly information technology intensive with an above average percentage of revenues being spent on information technology.  Market trends include increased emphasis on regulatory compliance, pressures to accelerate bringing new products to market, security, customer and distribution channel loyalty, and the migration from paper to digital solutions.

Competition – Our competitors include in-house development by insurance companies and other companies that offer document automation and document management solutions, such as Docucorp and Document Sciences Corporation.

Backlog – Our backlog of professional services and software maintenance contracted for, but not yet performed, as of January 29, 2006 is approximately $5.6 million, compared to $6.4 million as of January 30, 2005.  Of this, approximately $0.3 million is not expected to be realized in 2006.

Digital Solutions

Digital Solutions accounted for less than 1% of our consolidated revenues in 2005.  Digital Solutions is a start-up software and services venture based on the application of digital pen and paper technology which enables a user to directly transfer handwriting on a paper document to digital format as input to a software application.  Standard Register is using its forms and business process improvement expertise to assemble new information and capture technologies that ease its customers’ transition from paper to the digital world.

Market Trends – The ExpeData digital writing solution is commercially available and deployed in several markets including pharmaceutical, healthcare, field service, transportation and others, both domestically and internationally. ExpeData expects to see the use of the Bluetooth® digital writing solution on the rise as the Mobile and Wireless markets continue to grow.  With the use of Bluetooth, handwritten information is transmitted through cell phones and/or BlackBerry® devices, providing virtual real-time data transfer and two-way communication, essential for the mobile workers.

Competition – In the emerging marketplace for digital solutions, there are offerings similar to our solutions.  There are, however, no clear leaders in the marketplace.  In addition to competition from other companies, there is also competition from competing technologies such as PDAs, laptop computers, tablet PCs, and custom input devices.

Backlog – Digital Solutions’ backlog of orders at January 29, 2006 was approximately $0.1 million.  There was no backlog for Digital Solutions’ orders at January 30, 2005.

OUR MARKETING AND DISTRIBUTION

We utilize several sales channels that are devoted to selling a variety of our solutions and products as part of an enterprise solution or single product offering.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

•

A geographically-based, direct sales channel that focuses on the retention, expansion, and acquisition of primarily middle-market to larger accounts across all industries that we serve

•

A strategic account sales organization that serves those customers that buy a breadth of our products and views the Company as a partner in the development of their enterprise business solutions; these customers tend to be in the financial, manufacturing, and distribution/logistics segments

•

An inside-sales channel that is focused on the retention and expansion of business supplies and specialized product offerings targeted to smaller accounts or remote geographies where our direct sales force cannot be cost effective

•

A business development group that focuses on the acquisition of new business

•

A healthcare sales group that supports our direct sales channel; this group also directs the sale of, and provides specialized support for, selling software and systems integration

•

A technical sales group that supports our direct and strategic accounts’ sales organizations in the expansion and acquisition of POD products, professional consulting services, and commercial print applications to our larger accounts.

We support our sales channels with a centralized marketing organization that provides product support, strategic marketing, alliance development and marketing communications.  In addition, we utilize a direct client care organization that uses customer relationship management systems to improve sales productivity by automating repetitive and administrative tasks, reducing selling costs and enhancing account management.  We plan to continue to invest in strategic marketing tools to help in our account management and satisfaction systems, one-to-one marketing, and e-business efforts.

Documents are printed at 36 geographically disbursed locations in the United States.  Documents are shipped directly to customers or are stored by us in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of customer service.

OUR RAW MATERIALS

We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the United States and Canada.  Carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors.  We continuously ensure that we have adequate supplies to meet present and future sales objectives.  We generally order from suppliers with whom we have long-standing relationships.

OUR RESEARCH AND DEVELOPMENT

During 2005, we spent $11.0 million on research and development compared to $12.9 million and $17.2 million in 2004 and 2003.  Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

OUR INTELLECTUAL PROPERTY

We have many patents related to documents, equipment, systems, labels, and security products that provide a competitive advantage or generate license income.  None of these, individually, have a material effect upon the business.

SEASONALITY

No material portion of our business could be considered seasonal.

OUR CUSTOMERS

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

OUR EMPLOYEES

At January 1, 2006, we had approximately 4,000 employees compared to 4,100 at January 2, 2005 and 5,000 at December 28, 2003.

OUR WEBSITE

Our Internet website is www.standardregister.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC.  You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, E-mail:  investor@standardregister.com, phone:  937-221-1304.  You can also obtain these reports and other information, free of charge, at www.sec.gov.  You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-732-0330.

We are not including the information contained in our website as part of, or incorporating it by reference to, this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  All statements regarding our expected future financial condition, revenues or revenue growth, projected costs or cost savings, cash flows and future cash obligations, dividends, capital expenditures,  business strategy, competitive positions, growth opportunities for existing products or products under development, and objectives of management are forward-looking statements that involve certain risks and uncertainties.  In addition, forward-looking statements include statements in which we use words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.   These forward-looking statements are based on current expectations and estimates; we cannot assure you that such expectations will prove to be correct.  The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Because such statements deal with future events, actual results for fiscal year 2006 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed below.

Item 1a – RISK FACTORS

Risk Factors

Investment in any business involves inherent risks and uncertainties.  In addition to the other information presented in this Annual Report on Form 10-K, and beyond the risks and uncertainties of ordinary business operations, important factors that could cause our actual results to differ materially from those contained in this Annual Report on Form 10-K include the following.

Digital technologies may continue to erode the demand for our printed business documents.

Many of our custom-printed documents help companies control their internal business processes and facilitate the flow of information.  The increasing sophistication of software, intranets, and our customers’ general preference for a paperless office environment will continue to reduce the number of printed documents sold.  Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

Many documents we sell to customers, such as purchase orders, checks, and statements, serve to facilitate transactions between businesses.  These applications will increasingly be conducted over the internet or through other electronic payment systems.

The predominant method of our clients’ communication to their customers is by printed information mailed to their homes or offices.  As the customers become more accepting of internet communications, our clients may increasingly opt for the less costly electronic option, which would reduce our revenue.

The pace of these and other technology substitutions is difficult to predict.  These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.

For reasons discussed below, we operate in a very competitive industry and we may not be successful in gaining market share in which case the rate of decline in revenue could outpace our rate of cost reduction, lowering our margins.

The document printing industry is likely to continue to be oversupplied and highly price competitive, which may reduce our gross margins.

Flat-to-declining market demand for many printed products, steady advances in manufacturing productivity, and the absence of meaningful industry consolidation may prolong or even worsen the current overcapacity situation within the industry, further weakening market pricing and lowering our margins.  The increasing use of reverse auctions or other bidding tools may also contribute to lower prices for our printed products.

Although we have endeavored in the past to continually improve productivity and reduce our cost structure in an effort to maintain a competitive position, there is no guarantee that we would be able to do so successfully in the future.  Consequently, our margins could be unfavorably impacted.

Our plans to deal with the threats and opportunities brought by digital technology may not be successful.

Digital technologies pose a significant threat to many of the printed documents that have been the mainstay of our historical profit and cash flow.  In 2000, we embarked on a multi-year restructuring program to maintain our competitive position in our traditional markets, invest in existing products and services not threatened by technology and add new offerings with future growth potential.

We have eliminated unprofitable business and aggressively reduced costs in an effort to maintain a competitive position.  These actions produced significant restructuring and impairment charges as we reduced staffing levels, excess production capacity and other operating costs.

It is likely that market forces will require us to continue to improve our productivity and cost structure, possibly resulting in additional restructuring charges.  Margins on traditional products could suffer if we do not successfully realize market share gains or productivity improvements in the future to offset the effects of declining unit sales and weaker pricing.

Digital technology poses less of a threat to some of our traditional products other than printed documents, such as labels and secure documents, and we will invest in an effort to grow the sales of these products.  We plan to open a manufacturing plant in Mexico to supply labels to our customers who manufacture there.  We have limited experience in operating a manufacturing facility outside of the United States and may have difficulty with the cultural and administrative aspects of this venture, which could unfavorably impact our margins.

As our traditional printed products come under increasing pricing pressure, we will endeavor to separately price and sell related software and services.  These include document design, application software, software support, consulting, program management and other services that we believe our customers need and will value.  Some of these services have traditionally been bundled into the value of the product; others have been sold at a highly discounted price.  Our success in this initiative will require a change in behavior on the part of our sales representatives and our customers, and accordingly it is difficult to predict the rate of adoption.  There is no guarantee that will get the increase in margins we need to offset potentially weaker product margins.

We are also investing to bring our customers new services which we believe have future growth potential.  Among these are Print on Demand Services, PathForward Consulting Services, ExpeData digital pen and paper, and our Commercial Print Exchange.  These initiatives depend heavily upon our ability to develop and deploy software that will streamline order workflow, enrich the customer experience and differentiate us from the competition.  Our success will depend upon our ability to invest the required capital and attract and retain experienced talent.  Given the challenging market dynamics for each of these services, there is no guarantee that we will be successful and we may incur operating losses as we progress through the learning curve.

A significant downturn in the general economy could adversely affect our revenue, gross margin and earnings.

Our business could be unfavorably affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates and the effects of governmental plans to manage economic conditions.  The demand for many of our printed documents, and hence our revenue and gross margin, is strongly correlated with general economic conditions and with the level of business activity of our customers.  Economic weakness and constrained customer spending has resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings, or growth rates.  We also have experienced, and may experience in the future, gross margin declines reflecting the effects of increased pressure for price concessions as our customers attempt to lower their cost structures.  In this environment, we may not be able to reduce our costs sufficiently to maintain our margins which, in the case of severe financial difficulty, may affect our ability to pay dividends for a period of time.

We may not be able to pass through increases in our paper costs or may experience several quarters of delay in recovering higher paper costs.

Paper is a commodity that is subject to periodic increases or decreases in price, with all major paper mills setting their prices within a narrow band at any point in time.  There is no effective futures market to cost-effectively insulate us against unexpected changes in price, and corporate-negotiated purchase contracts provide only limited protection against price increases.

When paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers.  Since each order is custom printed to each customer’s specification, the price increase varies by product and customer and is accomplished by individual negotiation between the sales representative and the buyer.

In the price-competitive marketplace in which we operate, the sales representative may not be able to pass through any or all of the higher paper cost, or more likely, may experience some negotiated delay in achieving the higher price.  In addition, we have contracts with some customers that limit the amount and frequency of price increases.  To the extent we cannot recover the full cost increase, our gross margins would be reduced.  We have generally been successful in the past in recovering higher paper costs, albeit with some delay; there is no guarantee, however, that this experience will be repeated in the future.

We may make larger contributions to our pension plans in the future, diverting cash from other corporate purposes.

Our qualified defined benefit pension plan has shifted from over funded to under funded, largely as a result of poor stock market returns in years 2001 and 2002 that reduced the market value of our pension plan assets, and lower interest rates which increased the present value of future benefit obligations.

We have been making voluntary contributions to our pension plan over the last four years, averaging approximately $15 million annually.  Although subject to change, we expect to make voluntary contributions of approximately $20 million annually which would bring the plan to a fully-funded position in about six years based on current actuarial assumptions.

Competing legislative proposals are pending in the United States Senate and House of Representatives that would, among other things, require more rapid funding of underfunded plans in order to improve the funded position of pension plans.  We expect a compromise bill to emerge from committee and be passed in 2006, but we cannot be certain that the amount of the future contributions we currently expect to make will comply with the new legislation.  Also, if our actuarial assumptions are not realized we may have to increase our contributions to our pension plan, diverting cash from capital expenditures or other important corporate purposes, or perhaps increasing the level of our long-term debt.  For more information related to our actuarial assumptions and pension obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

Our investment in digital pen and digital paper may not be successful.

We are investing in the development of software and services to serve the emerging digital pen and paper market.  Our solution translates handwriting on a custom-printed paper document to digital format for automatic input to a customer’s software application.  Digital Solutions operates primarily as a web-based Application Service Provider (ASP).  In addition to ASP services, this segment markets custom-designed and printed “digital” documents, software, digital pens, and professional services.

Our technology solution has been successfully demonstrated in customer pilot tests and is now in full operation with several customers.  Our offering is being primarily marketed through third-party channels, both in the United States and abroad, with which we have limited past experience.  Because this is a relatively new application, it is difficult to judge the size of the potential market and the rate of adoption.

Our development and marketing costs have been substantial and have produced operating losses for this segment of our business.  We are encouraged by the progress we have made, but are not yet certain that the market will develop successfully.  We may continue to incur operating losses over the near term as we pursue our product development and marketing plans.  We will continue to evaluate the future costs and benefits of this program.

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue growth objectives.

Our success in efforts to grow our business depends on the contributions and abilities of key executives, operating officers and other personnel.  If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively including the development of both existing and new products and services.  Success in meeting our revenue and margin objectives also depends in large part on our ability to attract, motivate, and retain highly qualified personnel in sales and information management positions.  Competition for such personnel is intense and there can be no assurance that we will be successful in attracting, motivating and retaining such personnel.  Any inability to hire and retain salespeople or any other qualified personnel, or any loss of the services of key personnel, could harm our business.

Steps that have been or may be taken to restructure our business and align our resources with market opportunities may not be effective or could disrupt our business.

Over the past several years, we have undertaken several actions designed to restructure our business and to reduce future operating costs and dispose of excess assets.  These actions have included reductions in workforce, dispositions of assets, and plant and office closures and internal reorganizations of our sales force to better match our resources with market opportunities.  The completion of these activities or the introduction of additional restructuring programs could be disruptive to our business.  Reductions to headcount and other cost cutting measures could result in the loss of technical expertise that could adversely affect our plans for growth and development of new and existing products and services.

Any additional restructuring efforts to reduce components of operating expense that may occur in the future would most likely result in additional restructuring or asset impairment charges.  If this were to occur, our earnings per share or net loss per share would be adversely affected in such period.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related SEC and NYSE rules, there are inherent limitations in our ability to control all circumstances.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Other Risk Factors

There are numerous other factors, many of which are outside of our control, which could adversely impact our financial condition, cash flows, and results of operations.  Such factors include: adverse events such as natural disasters; large scale medical outbreaks; acts of international or domestic terrorism; and international, political and military developments.  Among other things, such factors could provoke economic uncertainty which could reduce demand for, and consumer spending on, our products; price increases in commodities such as paper, which would increase our product costs; and legal and regulatory developments that could impact how we operate.  Any of these factors could have a material adverse effect on our business.

Item 1b – UNRESOLVED STAFF COMMENTS

None

Item 2 – PROPERTIES

Our corporate offices are located in Dayton, Ohio.  InSystems is located in Toronto, Ontario, Canada.  The following table is a list of our major production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document and Label Solutions	Continuous, Form Labels
Middlebury, Vermont	115,698	Document and Label Solutions	Continuous, Form Labels, 50'' Rolls
Murfreesboro, Tennessee	82,209	Document and Label Solutions	Short-run Continuous
Salisbury, Maryland	114,607	Document and Label Solutions	Continuous, Form Labels, 50'' Rolls
Shelbyville, Indiana	60,930	Document and Label Solutions	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document and Label Solutions	Zipset, MICR Cut Sheet, Laser Forms
Radcliff, Kentucky	79,000	Document and Label Solutions	Custom, Labels, Matchweb Labels, and Doculabels II Labels
Tampa, Florida	39,634	Document and Label Solutions	Custom Labels and Roll Labels
Terre Haute, Indiana	53,757	Document and Label Solutions	Custom Labels and Specialty Labels
Charlotte, North Carolina	57,191	POD Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	51,760	POD Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	POD Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	POD Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; and Tolland, Connecticut are leased facilities.  In addition, we operate 23 smaller Stanfast Print Centers.  In most cases these facilities are located in major metropolitan cities in the United States and are leased.

Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.  Utilization by press varies significantly, averaging an estimated 66% overall.  We believe our production facilities are suitable and can meet our future production needs.

Item 3 – LEGAL PROCEEDINGS

a)

We have no material claims or litigation pending against us.

b)

Standard Register has been named as a potentially responsible party by the U.S. Environmental Protection Agency or has received a similar designation by state environmental authorities in several situations.  None of these matters have reached the stage where a significant liability has been assessed against the Company.  We have evaluated each of these matters and believe that none of them individually, nor all of them in the aggregate, would give rise to a material charge to earnings or a material amount of capital expenditures.  This assessment is notwithstanding our ability to recover on existing insurance policies or from other parties that we believe would be held as joint and several obligors under any such liabilities.  However, since these matters are in various stages of process by the relevant environmental authorities, future developments could alter these conclusions.  However, currently we do not believe that there is a likelihood of a material adverse effect on our financial condition in these circumstances.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages as of January 29, 2006, their current titles, and any positions they held during at least the last five years:

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	56	Vice President, Chief Strategy Officer. Ms. Beladi has served in this position since September 2005. From January 2004 to September 2005, she served as Vice President, Chief Marketing Officer, and as Vice President, Business Development, from January 2000 to December 2003.	2000
Craig J. Brown	56	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995, having previously served as Vice President, Finance and Treasurer from April 1987 to March 1995.	1987
Paul H. Granzow	78	Chairman, Board of Directors. Mr. Granzow has served as Chairman of the Board of Directors since January 1984. He is co-trustee of the John Q. Sherman Trust.	1984
Kathryn A. Lamme	59	Vice President, General Counsel and Secretary. Ms. Lamme was appointed to this position in April 2002, having previously served as Vice President, Secretary and Deputy General Counsel of Standard Register from April 1998 to April 2002.	1998
Joseph P. Morgan, Jr.	46	Vice President, Chief Technology Officer and General Manager, On Demand Solutions Group. Mr. Morgan has served in this position since January 2003, having previously served as President and Chief Executive Officer of the Company’s wholly-owned subsidiary, SMARTworks, LLC, from July 2001 to January 2003. Prior to joining Standard Register, from January 2001 to July 2001, he was President and Chief Executive Officer of Transvision, Inc. and served as President and Chief Operating Officer of eflatbed.com from February 2000 to January 2001.	2003
Dennis L. Rediker	62	President and Chief Executive Officer. Mr. Rediker has served in his current position since June 2000. Prior to joining Standard Register, he was elected Chief Executive Officer of English China Clays plc in 1996. He led the merger with Imerys in 1999 then and then was named Chief Executive Officer of Imerys' Pigments and Additives Group in 1999. He has served on The Standard Register Company's Board of Directors since 1995.	2000

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the pleasure of the Board.

PART II

Item 5 – MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

a)

Market Price

The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2005
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 14.44	$ 11.90	$ 12.22
2nd	$ 0.23	$ 16.15	$ 11.67	$ 15.97
3rd	$ 0.23	$ 16.98	$ 13.66	$ 14.95
4th	$ 0.23	$ 16.86	$ 13.62	$ 15.81

2004
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 20.00	$ 14.85	$ 15.29
2nd	$ 0.23	$ 16.40	$ 11.09	$ 11.48
3rd	$ 0.23	$ 12.19	$ 10.27	$ 10.49
4th	$ 0.23	$ 14.35	$ 10.14	$ 14.12

b)

Approximate Number of Holders of Common Stock

On January 29, 2006, there were approximately 2,665 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

c)

Dividends

We expect to continue paying quarterly cash dividends in the future; however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.

Information regarding our equity compensation plans is in Item 12 on page 81 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2005 (b)	2004 (a,b)	2003 (b)	2002 (b,c)	2001 (b)	2000 (b)

SUMMARY OF OPERATIONS
Revenue	$ 901,915	$ 890,249	$ 894,270	$ 1,003,676	$ 1,151,142	$ 1,326,188
Cost of sales	583,303	565,980	552,867	601,252	750,676	864,387
Gross margin	318,612	324,269	341,403	402,424	400,466	461,801
Research and development	11,041	12,900	17,236	17,865	14,385	10,289
Selling, general and administrative	254,956	276,995	300,598	274,915	304,499	354,542
Depreciation and amortization	39,217	42,909	46,145	46,451	45,063	54,476
Goodwill impairment	-	47,059	-	-	-	-
Asset impairments	303	1,418	15,910	-	41,512	80,738
Restructuring charges (reversals)	2,266	13,609	19,951	(1,837)	64,038	14,064
Interest expense	2,483	2,646	4,055	13,324	12,755	12,691
Investment and other income (expense)	560	209	982	(605)	3,171	2,750
Income taxes (benefit)	8,057	(28,362)	(23,533)	20,903	(32,702)	(23,794)
Income (loss) from continuing
operations	849	(44,696)	(37,977)	30,198	(45,913)	(38,455)
Income (loss) from discontinued
operations	-	1,658	(1,090)	2,383	2,592	3,659
Gain on sale of discontinued
operations	550	12,820	-	-	-	-
Net income (loss)	$ 1,399	$ (30,218)	$ (39,067)	$ 32,581	$ (43,321)	$ (34,796)

DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ 0.03	$ (1.57)	$ (1.34)	$ 1.06	$ (1.66)	$ (1.40)
Income (loss) from discontinued
operations	-	0.06	(0.04)	0.08	0.09	0.13
Gain on sale of discontinued
operations	0.02	0.45	-	-	-	-
Net income (loss)	$ 0.05	$ (1.06)	$ (1.38)	$ 1.14	$ (1.57)	$ (1.27)

Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$ 6.02	$ 7.21	$ 8.73	$ 11.10	$ 15.03	$ 17.70

YEAR-END FINANCIAL DATA
Current ratio	2.1 to 1	1.3 to 1	2.8 to 1	3.6 to 1	3.9 to 1	4.3 to 1
Working capital	$ 113,855	$ 63,216	$ 184,083	$ 283,096	$ 362,917	$ 367,106
Plant and equipment	$ 129,989	$ 147,160	$ 165,538	$ 206,222	$ 225,216	$ 307,771
Total assets	$ 475,912	$ 542,973	$ 628,957	$ 754,864	$ 837,783	$ 894,147
Long-term debt	$ 34,379	$ 867	$ 125,000	$ 200,010	$ 202,300	$ 202,930
Shareholders' equity	$ 173,452	$ 205,405	$ 248,588	$ 312,480	$ 415,290	$ 488,142

OTHER DATA
Number of shares
outstanding at year-end	28,833,939	28,494,239	28,468,455	28,145,272	27,634,864	27,575,804
Number of employees	4,000	4,100	5,000	5,681	5,692	8,022
Capital expenditures	$ 20,224	$ 23,228	$ 18,343	$ 28,220	$ 25,647	$ 65,792

(a) Reflects the gain on sale of the equipment service business on December 31, 2004.
(b) Reflects income (losses) from discontinued operations as a result of the sale of the equipment service business on December 31, 2004.
(c) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002, respectively.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report.  These risks could cause our actual results to differ materially from any future performance suggested below.

OVERVIEW

The Company – We are a leading document services provider that helps our customers manage, control and source their document and print-related spending.  We primarily serve the healthcare, financial services, insurance, pharmaceutical, manufacturing, and transportation industries.

We are a document services company entrusted by our customers to manage business-critical documents with a variety of products and professional services.  As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions including printing solutions, label and tag solutions, print-on-demand services, document and marketing automation, outsourcing and managed services, and professional services.  Standard Register’s solutions give customers the tools to manage the entire lifecycle of their documents from concept to delivery to archiving.

Our Enterprise Document Management approach includes analysis of where, how - and even if - documents are printed.  This document study includes everything from forms, stationery and reports to four-color marketing collateral and also addresses what is printed internally as well as externally.  By improving the efficiency of these processes and applying appropriate sourcing strategies, customers are able to save on their entire document-related supply chain.

Our operations include four reportable segments:  Document and Label Solutions, Print-on-Demand (POD) Services, InSystems, and Digital Solutions.

Our Business Challenges – The market for many of our traditional printed products is very price competitive.  In order to maintain or improve our margins in these segments, we must execute our plans to gain market share, improve productivity, and increase the sale of related value-added software and services.

Paper prices have risen in recent months, reflecting higher energy costs, lower pipeline inventories, and high paper mill operating rates achieved in part as a result of lowered capacity.  These industry conditions are expected to continue through 2006, which may support additional paper price increases.  We have raised our target selling prices to recover the most recent round of paper cost increases and will likely do so again in 2006 should paper prices increase further.  Given our price-competitive marketplace and the custom nature of our product, the recovery of paper cost increases requires individual customer negotiation and is challenging, often taking several quarters to achieve and reducing margins in the interim.

We fully expect the increasing use of reverse auctions and other bidding tools will gain in popularity and will most likely lower our prices for our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.40 per share in 2005 and $0.50 per share expected for 2006.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $15 million annually over the last four years; we plan to make a $20 million voluntary contribution in 2006.

Our Digital Solutions segment has produced operating losses in recent periods, reflecting software development and other investments made to bring our digital pen and paper technology and services solution to market.  We have been encouraged by the results of our pilot tests and by our initial customer installations late in 2005.  Our challenge will be to translate existing pilots and prospects into a meaningful level of revenue in 2006 that demonstrates the viability of this newly emerging application.

Our Focus – Our objective is to continue to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to address the large and growing market to provide for digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability and control over the process are expected to be a strong differentiator.  We plan to step up the level of investment in our POD Services business in order to ensure that we catch the building market momentum in this important growth segment.  This will translate into higher capital expenditures and selling, general and administrative expenses in the coming quarters.

We intend to continue to bring our customers products and services that improve their ability to capture, manage and move information in their business processes.  We also offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes allowing them to concentrate on their core competencies.  Over time, services will become an increasing source of our revenue stream.  Our strategy is beginning to resonate with customers and we have successfully completed implementation of these offerings.

We previously announced an objective to improve our pretax operating profit before restructuring and impairment charges by five percentage points as a percent of revenue, from the first half of 2004 to the second half of 2005.  Late in 2005, we stated that our outlook indicated we might fall short of our five-percentage point goal as a result of investments in our Digital Pen and Paper and POD Services initiatives.  We did achieve a 3.6 percentage point improvement in 2005 and will continue to focus on improving the performance of operations that currently do not make a sufficient contribution to profit and on improving our overall productivity and return on invested capital.

Digital Pen and Paper is an emerging market that shows promise.  Although the initial adoption rate is proving slower than originally expected, we are encouraged by the results of our initial installations, customer pilots, and the growing interest among prospects in the technology and its application.  There are seven pilots currently running and we reported revenue in this segment for the first time in the fourth quarter of 2005.  We will continue to invest in product and market development in 2006 in this segment.

We expect to continue to focus on generating positive cash flow and maintaining our current strong financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain and the impact of different estimates or assumptions is material to our financial condition or results of operations.  Specific risks for these critical accounting estimates are described in the following paragraphs.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions pertaining to impairments and contingent liabilities are directly reflected in the financial results of the individual segment.  The impact of changes in estimates and assumptions related to pension and postretirement healthcare benefit plans, deferred taxes and LIFO reserves generally do not affect segment results.

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

Included in our financial results are significant pension and postretirement obligations and benefit costs and credits which are measured using actuarial valuations.  The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.  Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate.  In addition, the actuarial calculation includes subjective factors, such as withdrawal and mortality rates, to estimate the projected benefit obligation.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  These differences may result in a significant impact on the amount of pension or postretirement obligations and benefit expense recorded in future periods.

Discount rate – One of the principal components of calculating the projected benefit obligation, the accumulated benefit obligation and certain components of pension and postretirement healthcare benefit expense is the assumed discount rate.  The discount rate is the assumed rate at which future pension and postretirement healthcare benefits could be effectively settled.  The discount rate established at fiscal year-end for the benefit obligations is also used in the calculation of the interest component of benefit expense for the following year.  Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due.

Expected long-term rate of return on plan assets – One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly-diversified portfolio consisting primarily of publicly-traded common stocks and fixed-income securities.  We use long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization.  The amortization of these differences has, and could continue to have, a significant effect on net periodic pension cost.

Our non-qualified pension and postretirement healthcare benefit plans are unfunded plans and have no plan assets.  Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

Assumptions regarding mortality – One of the assumptions made in the calculation of the projected benefit obligation is an estimate of mortality rates for the population of pension participants.  Our actuaries use mortality tables, which include death rates for each age, in estimating the amount of pension benefits that will become payable.  The mortality tables include the proportion of the number of deaths in a specified group to the number living at the beginning of the period in which the deaths occur.  We currently use the 1983 Group Annuity Mortality Table (GAM-83) and the 1994 Group Annuity Reserving Table (GAR 94) is used to value lump sum distributions.  Updated mortality tables, such as the RP-2000 Mortality Table and the 1994 Group Annuity Mortality Table (GAM-94), were recently made available for use by companies.  We are evaluating the effects of changing to the new table or an internally-developed mortality table.  If we make a change to the RP-2000 mortality assumption for fiscal 2006, it would increase our pension benefit obligation by approximately $11 million and our postretirement healthcare benefit obligation by approximately $0.5 million.  Such a change would increase our pension expense by approximately $2 million and our postretirement benefit expense by approximately $0.1 million.

Rate of future compensation increases – The rate of anticipated future compensation increases is another significant assumption used in the actuarial model for pension accounting and is determined based upon our long-term plans for such increases.

Healthcare cost trend rate – One of the principal components of calculating the projected benefit obligation, as well as the net periodic benefit cost for our postretirement healthcare plan, is the healthcare cost trend rate.  We review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates used for the benefit obligation and expense.

We review the assumptions used to account for pension and postretirement healthcare benefit obligations and cost each fiscal year-end.

Weighted-average Assumptions

Projected benefit obligation	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%
Future compensation increase rate
- current year	3.50%	3.50%	0.00%
- subsequent years	3.50%	3.50%	3.50%

The discount rate used to value plan liabilities decreased from 6.00% to 5.75% in 2005.  This change increased pension benefit and postretirement benefit obligations by approximately $15 million and $0.4 million, respectively.

In addition, pension plan liabilities as of January 1, 2006 were determined using the assumption that active participants eligible for retirement benefits elect lump sum distributions.  Historically, we used the assumption that active employees eligible for retirement benefits would elect monthly annuities.  This change increased pension obligations by approximately $4 million.

Holding all other assumptions constant, a one percent increase or decrease in the discount rate would decrease or increase the pension and postretirement obligation recorded by approximately $60 million and $1.5 million, respectively.  A one percent increase in the assumed healthcare cost trend rate would increase the postretirement healthcare benefit obligation recorded by approximately $1.5 million, and a one percent decrease would reduce the obligation by $1.4 million.

Net periodic benefit cost	2005	2004	2003
Discount rate	6.00%	6.00%	6.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.00%
Healthcare cost trend rate assumed for next year	8.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.75%	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010	2009

The change in the ultimate trend rate increased 2005 postretirement healthcare benefit cost by $0.2 million.  There were no changes in the assumptions used for the net periodic benefit cost of the pension plans.  Holding all other assumptions constant, a one percent increase or decrease in the discount rate would increase or decrease pension cost by approximately $8 million and would have an immaterial impact on the postretirement benefit cost.

Amortization of differences between the expected and actual returns on the plan assets, including those resulting from losses in 2002 and 2001, will continue to impact our pension cost.  The long-term rate of return on plan assets that we expect to use to determine fiscal 2006 net periodic pension cost is 8.75%, the same as 2005.  The amortization of past market losses and other probable changes in actuarial assumptions is expected to increase 2006 pension cost by approximately $5 million over the 2005 amount.  Total 2006 pension expense is expected to increase over the 2005 amount by approximately $7 million.

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

The postretirement benefit cost for 2004 includes a favorable impact from the effect of the subsidy including a reduction of interest cost and a reduction of amortization of the net loss from prior periods.  Postretirement benefit cost for 2003 did not include any impact from the effect of the subsidy.  The reduction in postretirement benefit cost in 2004 is also due to plan amendments late in 2003 which reduced benefits and a reduction in the number of retirees.

During 2005 the Company determined that the prescription benefits offered under Medicare Part D were more favorable to its retirees than the rates offered under the Company’s Postretirement Healthcare Benefit Plan.  As a result, effective January 1, 2006, the plan was amended to discontinue prescription benefits offered under the plan.  The effect of this change reduced the benefit obligation at January 1, 2006 by $13.4 million and will reduce postretirement benefit cost in 2006 by approximately $1.9 million.

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

•

A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset

•

Unanticipated competition

•

A loss of key personnel.

Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows using a risk-adjusted discount rate.

PlanetPrint Goodwill

During the second quarter of 2004 and 2005, we performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The tests were performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the tests for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2005 test, we used internal forecasts that were based upon actual results assuming flat to slightly increasing revenue, substantial cost and gross margin improvement due to a higher mix of more profitable products and improved operations.  At the time of the 2005 impairment test, the carrying value of net assets for PlanetPrint was $9.5 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

InSystems Goodwill

During the third quarter of 2003, we performed the annual test for goodwill impairment related to the InSystems acquisition.  The test was performed at the reporting unit level and was conducted with the assistance of independent valuation consultants.  Based upon the results of the impairment test, no impairments were indicated.

In the fourth quarter of 2003, we saw a need for a change in strategic direction for InSystems in order to improve their earnings performance for 2004.  The strategic direction of InSystems was changed to focus on penetrating markets with existing products and canceling all plans related to its eXterity™ software, which resulted in a restructuring.  As a result of these actions, in the fourth quarter of 2003, we performed an additional impairment test of goodwill and tested other intangible assets and capitalized software development costs related to InSystems for impairment.  The change in strategic direction significantly reduced our forecast of future estimated revenues.  The discounted sum of the expected future cash flows from the assets in this test also exceeded the carrying value of those assets, although by a much smaller margin.  Although there was no impairment of goodwill required, we did recognize a $4.5 million impairment charge related to capitalized software development costs due to the cancellation of all plans related to the use of InSystems’ eXterity software platform.

The most critical estimates, in order of significance, used in the impairment test included:  (1) estimated revenue in year five, (2) the weight of probability given to each business case, (3) the terminal value assumed, (4) the amount of research and development spending, (5) the foreign exchange rate used, and (6) the discount rate applied.  We disclosed that a 10% change in any one of these assumptions, of which revenue in year five had the most significant impact, would have required us to record an impairment.  At that time, if InSystems was unable to achieve its business plans, the likelihood of future goodwill impairment would have increased.

A significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, we performed an evaluation of the recoverability of InSystems’ goodwill in advance of the annual test that would otherwise have been conducted in the fourth quarter of 2004.

The goodwill impairment test was a two-step process that was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Under the first step, we calculated the fair value of InSystems based on discounted expected future cash flows, using a risk-adjusted discount rate, and a terminal value based on a multiple of earnings before interest, depreciation, taxes and amortization.  We utilized five-year forecasts that were based on management’s best estimate of future sales, future investments and profitability.  These estimates were based primarily on expected license revenue, service revenue, and maintenance revenue and reflected routine enhancements for its document automation software and a modest recovery in the general economy.  These estimates contained more modest projections for revenue growth and recovery in the insurance market from those used in earlier impairment tests.  These estimates were reviewed and approved by senior management.

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

We retained a third-party valuation firm to assist in calculating the fair values included in the determination of the implied value of goodwill used in the second step of the impairment test.  We concluded that goodwill was impaired, and we recorded an impairment charge of $47.1 million which represents all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, we performed impairment tests of InSystems’ intangible assets and they were found not to be impaired.

The most critical estimates, in order of significance, used in the impairment test included:  (1) estimated revenue in year five, (2) the terminal value assumed, (3) the discount rate applied, and (4) the weight of probability given to each business case.  In developing each business case, the estimates were primarily based on expected license revenue, service revenue, maintenance revenue, recovery in the general economy allowing increased capital spending in the insurance market, and development of new functionality and uses for our document automation software.  A positive change in any of these assumptions would have reduced the amount of the impairment recorded.  A 10% increase in our year-five revenue estimate would have increased our total expected future cash flows by approximately $12 million on an undiscounted basis.  A 10% increase in the earnings multiple would have increased our expected future cash flows by approximately $0.3 million on an undiscounted basis.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

At January 1, 2006, we have net deferred tax assets of $99.9 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Our ability to realize deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Ohio Tax Law Change - Ohio corporate tax legislation enacted on June 30, 2005 phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.  This change in tax legislation resulted in a net charge of $2.9 million in the second quarter of 2005.  The deferred tax asset previously established for net operating losses in Ohio and other deferred tax assets, primarily related to employee benefit plans, are not expected to be realized because of the phase out of the Ohio Franchise Tax.

Valuation Allowances - The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  As a result of operating losses incurred by InSystems, and uncertainty as to the timing of profitability in future periods, we have established a valuation allowance against all Canadian deferred tax assets as it is more likely than not that the tax benefit of these items will not be realized in Canada.  We also established a valuation allowance for U.S. capital loss carryforwards that we believe will not be utilized before the expiration period.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Inventories

Substantially all inventories are valued at the lower of cost or market and are stated using the last-in, first-out (LIFO) dollar value method.  We subcontract, store, and later distribute finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a first-in, first-out (FIFO) basis and amounts related to such subcontracted finished goods inventories are excluded from our LIFO calculation.  At January 1, 2006 and January 2, 2005, the amounts excluded for subcontracted finished goods inventories were $23.3 million and $23.0 million, respectively.

We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues.  Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased.  As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.  The excess of our estimated current costs over LIFO carrying value, or the LIFO reserve, was approximately $33.9 million and $33.5 million at January 1, 2006 and January 2, 2005, respectively.

Under the dollar value LIFO method, similar items of inventory are aggregated to form inventory "pools."  Increases and decreases in a pool are identified and measured in terms of the total dollar value - not the quantity of physical items - of inventory in the pool.  The use of indices is an integral part of the dollar value LIFO method.  Using the link-chain technique, a cumulative index is used to convert (deflate) year-end inventories priced at current cost to base-year cost and to convert (inflate) an increment stated at base-year cost back to LIFO cost.  Under both techniques, indices are developed by pricing all inventory items twice.  In other words, inventory quantities on hand at the end of the current year are priced at current year current costs and at prior year current costs.  This ratio of costs is then used to adjust the cumulative index at the end of the preceding year to a new cumulative index.  The total current cost of current year-end inventories is next converted to total base-year cost by means of the new cumulative index.  The net change in inventory is then determined by comparing the total inventory at base-year cost at the beginning and the end of the current year.  LIFO values are determined, by layer, by applying the applicable cumulative index to the increments stated at base-year cost.

We evaluate the LIFO calculation each quarter and record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end.  We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year.  We apply internally-developed indices that we believe more consistently measure inflation or deflation in the components of our inventories and product mix and its our merchandise mix.  We believe the internally-developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.  Should actual annual inflation rates and inventory balances as of the end of any fiscal year differ materially from our interim estimates, changes could occur that would materially affect our Consolidated Statement of Income for that year.

At January 1, 2006, a 10% increase in our 2005 cumulative index would have increased our LIFO expense approximately $1.2 million, or approximately $0.7 million after tax.  Conversely, a 10% decrease in our 2005 cumulative index would have decreased our LIFO expense by approximately $2.5 million, or approximately $1.5 million after tax.

Contingent Liabilities

Accruals for contingent liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At January 1, 2006, our total liability for unclaimed funds was $4.2 million, including an estimate of the liability for the results of an ongoing audit related to numerous states for years prior to 2002.  We believe this is a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the outcome of the ongoing audit.  The calculation is based upon the evaluation of information currently available to us, prior experience in settling state audits, an estimate for any interest and penalties, as well as any liability for states not involved in the audit.  Actual results could differ from the expected results used in determining the estimate.

RESULTS OF OPERATIONS

Discontinued Operations

In December 2004, we sold selected assets and transferred selected liabilities of our former equipment service business to Pitney Bowes for approximately $16.8 million in cash and retained $2.4 million of equipment service business accounts receivable.  The transaction was completed on December 31, 2004 and resulted in a gain of $12.8 million after tax, equivalent to $0.45 per share.   In 2005, we finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and the adjustment of related reserves resulted in a $0.5 million increase in the gain on sale, net of income taxes of $0.4 million, equal to $0.02 per share.

The sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Income for 2004 and 2003.   Revenue of the equipment service business included in discontinued operations was $22.9 million and $22.1 million for 2004 and 2003.

Continuing Operations

The following discussion and analysis provides information which management believes is relevant to an understanding of our consolidated results of operations and financial condition, supplemented with a discussion of segment results where appropriate.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

This discussion also presents information that excludes restructuring and impairment expense, pension settlement expense, pension loss amortization, the Ohio Tax Law Change, and the InSystems deferred tax adjustment.  These financial measures are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of these items and the significant change from period to period.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with principles generally accepted in the United States.

Unless otherwise noted, references to 2005, 2004, and 2003 refer to the 52-week period ended January 1, 2006, the 53-week period ended January 2, 2005 and the 52-week period ended December 28, 2003.

The following table presents an analysis of operations for each of the respective years:

	2005	2004	2003
Revenue	$ 901.9	$ 890.2	$ 894.3
% Change	1.3%	-0.4%	-10.9%
Gross Margin	318.6	324.3	341.4
% Revenue	35.3%	36.4%	38.2%

Selling, General, and Administrative Expense	255.0	277.0	300.6
Research and Development	11.0	12.9	17.2
Depreciation and Amortization	39.2	42.9	46.1
Income (Loss) From Continuing Operations Before
Restructuring and Impairment	13.4	(8.5)	(22.5)
Goodwill Impairment	-	47.1	-
Asset Impairments	0.3	1.4	15.9
Restructuring Charges	2.2	13.6	20.0
Income (Loss) From Continuing Operations	10.9	(70.6)	(58.4)

Interest Expense	2.5	2.7	4.1
Investment and Other Income	(0.6)	(0.2)	(1.0)
Pretax Income (Loss) from Continuing Operations	9.0	(73.1)	(61.5)
Ohio Tax Law Change	2.9	-	-
InSystems Tax Adjustment	1.4	-	-
Other Income Tax Expense (Benefit)	3.8	(28.4)	(23.6)
Net Income (Loss) from Continuing Operations	$ 0.9	$ (44.7)	$ (37.9)

Discontinued Operations
Income (Loss) from Discontinued Operations, net of taxes	$ -	$ 1.7	$ (1.1)
Gain on Sale of Discontinued Operations, net of taxes	0.5	12.8	-
Net Income (Loss)	$ 1.4	$ (30.2)	$ (39.0)

Earnings (Loss) Per Diluted Share	$ 0.05	$ (1.06)	$ (1.38)

Effects to Earnings Per Share (based on statutory tax rates)

Continuing Operations
Restructuring and Impairment	$ (0.05)	$ (1.31)	$ (0.76)
Pension Settlement	-	-	(0.53)
Pension Loss Amortization	(0.40)	(0.37)	(0.18)
Ohio Tax Law Change	(0.10)	-	-
InSystems Tax Adjustment	(0.05)	-	-
Other	0.63	0.11	0.13
Total	$ 0.03	$ (1.57)	$ (1.34)

Discontinued Operations
Income (Loss)	$ -	$ 0.06	$ (0.04)
Gain on Sale	0.02	0.45	-
Total	$ 0.02	$ 0.51	$ (0.04)

Revenue

Consolidated revenue from continuing operations has been relatively stable over the three years, despite very challenging industry and business conditions.  After decreases of 10.9% and 0.4% in 2003 and 2004, revenue increased 1.3% in 2005.  Adjusting for the extra accounting week in 2004, which added an estimated $17 million to 2004’s revenue, the normalized 2005 increase was 3.3%.  The extra week in fiscal 2004 increased 2004 revenue by approximately 1.9% in relation to 2003.  Excluding the extra week, 2004 revenue was down 2.3% from 2003.

In general, an oversupplied document market has required aggressive pricing in order to win and keep business.  However, paper cost increases in 2004 and 2005 provided a foundation for raising document prices and our 2005 revenue increase is attributed primarily to higher selling prices.  The majority of the decline in revenue in 2004 compared to 2003 was attributable to lower pricing, mitigated somewhat by unit volume increases.

We expect modest overall revenue growth for 2006, targeting to gain share in the markets served by our Document and Label Solutions segment, and investing to grow our POD Services, Commercial Print Services, and Digital Solutions businesses.

Gross Margin

The gross margin percentage has decreased over the last three years, primarily as a result of pricing pressures in our traditional print market, notwithstanding our general success in recovering inflation in paper costs.  Manufacturing cost reductions and productivity improvements have mitigated, but not completely offset, the effects of weaker pricing in each of the years.

Our Commercial Print initiative, which targets high customer service, no capital investment, modest gross margins, and high return on investment has seen relatively strong growth and has therefore become a larger part of the business mix, reducing the overall gross margin percentage.

The increased sophistication and cost of application software and services provided to our customers is also a factor undermining margins.  Our business model is changing to recognize that the value of these services is no longer adequately covered by our product margins and must be charged for separately.

Selling, General, and Administrative Expense

The following table identifies several key factors that impacted selling, general, and administrative (SG&A) expense:

	2005	2004	2003

Pension loss amortization	$ 19.0	$ 17.4	$ 8.5
Pension settlement loss	-	-	25.2
Digital Solutions expense	5.7	6.5	0.4
Other	230.3	253.1	266.5
Total	$ 255.0	$ 277.0	$ 300.6

The table above separates pension loss amortization and pension settlement expenses from other SG&A expenses.  The weak stock market in 2001 and 2002, combined with lower interest rates, changed our pension plan from an overfunded position to an underfunded status in 2002.  This significantly increased the amortization in subsequent years of these past pension asset and liability losses, which has had a significant impact on earnings.  An updated actuarial analysis, based on final 2004 census data, resulted in lower pension expense for 2005 than originally estimated - $23.8 million versus $27.2 million.  Pension loss amortization is expected to increase to approximately $24 million in 2006 and begin to taper off after that, based on current actuarial assumptions.

The $25.2 million pension settlement charge in 2003 resulted from a combination of two factors – a large number of persons retiring in connection with a reduction in force, plus low interest rates that enhanced the value of lump sum pension payouts.

SG&A expense, excluding pension loss amortization and the pension settlement, has continued to decrease over the three- year period in both dollar terms and in relation to revenue – from 29.8% in 2003, to 29.2% in 2004, to 26.2% in 2005.   These reductions reflect our emphasis on improving productivity and maintaining competitiveness.

It is worth noting that our SG&A expense has also been impacted by our investment in the emerging digital pen and paper market, which has not yet yielded significant revenue.  We have invested a total of $12.6 million over the last three years to establish this business segment and develop the technology and market for its product and services.  We are encouraged by the results of pilot tests and our first customer installations in late 2004.

Depreciation and Amortization

Depreciation and amortization expense has continued to decline over the last three years from $46.1 million in 2003 to $39.2 million in the most recent year.  This decrease is attributed to declines in capital expenditures that began in 2001 in conjunction with a strategic shift from an asset-intensive business to one based more on services.  Annual capital spending dropped from the mid $60 million level in the years prior to 2001 to the low to mid $20 million range in subsequent years.  This has reduced depreciation expense.

In addition, restructuring and plant consolidations over the past several years aimed at reducing excess capacity has eliminated equipment and the related depreciation.

Interest Expense

Interest expense has trended lower over the three-year period, from $4.1 million in 2003, to $2.7 million in 2004, to $2.5 million in 2005.  Our interest rates have risen in each of the past two years, but our debt balances have declined resulting in lower interest expense.

Income Taxes

The State of Ohio enacted new tax legislation in June 2005 that had a significant unfavorable effect on income taxes in 2005.  As required by SFAS No. 109, “Accounting for Income Taxes,” we recorded the impact of the change in Ohio tax legislation in the second quarter of 2005.  This resulted in a net charge of $2.9 million, or $0.10 per share, reflected in income tax expense.  The effect of this tax rate change on net income in future periods is not expected to be material.

As a result of operating losses incurred by InSystems, and uncertainty as to the timing of profitability in future periods, in 2005 we recorded a charge of $1.4 million to income tax expense to fully reserve all Canadian deferred tax assets as it is more likely than not that the tax benefit of these items will not be realized in Canada.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Net Income (Loss) from Continuing Operations

	Effect on Income
	2005	2004	2003
Continuing Operations
Restructuring Charges	$ (2.2)	$ (13.6)	$ (20.0)
Asset Impairments	(0.3)	(48.5)	(15.9)
All Other Operations	13.4	(8.5)	(22.5)
Interest and Other Expense	(1.9)	(2.5)	(3.1)
Pretax Income (Loss) from Continuing Operations	9.0	(73.1)	(61.5)
Ohio Tax Law Change	2.9	-	-
InSystems Tax Adjustment	1.4	-	-
Other Income Tax Expense (Benefit)	3.8	(28.4)	(23.5)
Income (Loss) from Continuing Operations	$ 0.9	$ (44.7)	$ (38.0)

Restructuring and impairment have clearly had a significant impact on pretax income from continuing operations, reflecting our initiatives to achieve a competitive cost structure, maintain an appropriate asset base for our traditional print business, and generate cash flow to invest in our new initiatives for future growth.  As part of our continuing effort to reduce fixed costs, on March 9, 2006 we announced our plan to close a plant within the Document and Labels Solutions segment and move production to several other existing facilities.  We expect to incur approximately $2.7 million in restructuring charges, including $1.1 million for employee-related costs and $1.6 million of associated exit costs, and approximately $2.1 million of non-cash asset impairments.  The cash portion of these charges is expected to be recovered within one year from the cash savings realized from the restructuring action.

Interest and other expense have had a modest and declining impact on earnings as we have generated cash flow and paid down debt.

Excluding the impact of these items, the contribution from all other operations to pretax income from continuing operations was $13.4 million in 2005 – representing increases of $21.9 million and $35.9 million over 2004 and 2003, respectively.

Results of Operations by Segment

The tables below present revenue and income (loss) from operations for each of our reportable segments.  These segment results exclude LIFO inventory adjustments and certain components of pension expense.  See “Segment Reporting” in Note 17 to the Consolidated Financial Statements for the reconciliation of the segments to the consolidated income (loss) from continuing operations before income taxes.

DOCUMENT AND LABEL SOLUTIONS
	2005	2004	2003
Revenue	$ 619.2	$ 614.4	$ 621.7
% Change	0.8%	-1.2%

Income (loss) from operations*	$ 42.8	$ 15.8	$ (21.3)
% Revenue	6.9%	2.6%	-3.4%

Income from operations, excluding
restructuring, asset impairment, and
pension settlement	$ 43.2	$ 21.2	$ 15.0
% Revenue	7.0%	3.5%	2.4%

* 2005 operating income includes $0.2 million and $0.2 million of restructuring and asset impairment charges, respectively.
* 2004 operating income includes $4.9 million and $0.5 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $11.6 million and $9.1 million of restructuring and asset impairment charges, respectively and $15.6 million of pension settlement expense.

This segment has shown steady progress in operating profitability in 2004 and 2005.  Our efforts to raise selling prices to recover the increases in paper costs in 2004 and 2005 were generally successful, although our level of discounting in relation to our target price levels increased in each year in response to an oversupplied and very price-competitive marketplace.

The improving trend in operating profit for this segment is primarily attributable to the slowing rate of revenue decline in 2004 and the return to growth in 2005.  Adjusted for the extra week in fiscal 2004, revenue increased 2.7% in 2005.  The increased operating margin is also a result of improved productivity and lower costs.

As application software, the Internet, and other digital technologies make inroads into the demand for, and value-added content of, several categories of traditional paper documents, our efforts in this segment are focused on continuing to improve productivity and remaining competitive to gain market share.  Several other categories, including labels, have industry growth attributes and we are investing to exploit these opportunities.

POD SERVICES
	2005	2004	2003
Revenue	$ 237.7	$ 240.2	$ 235.9
% Change	-1.1%	1.8%

Income (loss) from operations*	$ 0.1	$ 1.7	$ (14.5)
% Revenue	0.0%	0.7%	-6.1%

Income (loss) from operations, excluding
restructuring, asset impairment, and
pension settlement	$ 0.6	$ 2.6	$ (1.7)
% Revenue	0.2%	1.1%	-0.7%

* 2005 operating income includes $0.5 million of restructuring charges.
* 2004 operating income includes $0.6 million and $0.3 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $4.4 million and $2.2 million of restructuring and asset impairment charges, respectively and $6.2 million of pension settlement expense.

POD Services documents are printed on digital print devices as well as short-run conventional offset presses.  The demand for the latter is declining as the quality, cost advantages, and variable print capabilities of digital output devices continue to improve.  Our focus is to participate in this transition, and ultimately to achieve overall segment growth, by investing now to provide the workflow, customer interfaces, and valued services that will differentiate us from the competition.

The lack of significant growth in recent years’ revenue is largely a function of the shifting mix within the segment.  Our profitability has been impeded by the investments outlined above, including specialized marketing, sales support, and other expenditures that flow directly to expense.  Depreciation has also increased as a result of stepped up capital spending to meet growing demands.  Our 2006 capital budget includes significant expenditures for this segment.

INSYSTEMS
	2005	2004	2003
Revenue	$ 11.2	$ 11.9	$ 18.6
% Change	-6.3%	-35.8%

Loss from operations*	$ (6.6)	$ (59.6)	$ (15.0)
% Revenue	-59.1%	-500.0%	-81.0%

Loss from operations, excluding
restructuring and asset impairment	$ (5.3)	$ (9.4)	$ (8.9)
% Revenue	-47.8%	-78.6%	-47.7%

* 2005 operating income includes $1.3 million of restructuring charges.
* 2004 operating income includes $2.6 million and $47.6 million of restructuring and asset impairment charges, respectively.
* 2003 operating loss includes $1.7 million and $4.4 million of restructuring and asset impairment charges, respectively.

InSystems was acquired in mid-2002.  Two factors contributed to the large decrease in 2004 revenue and profitability.  First, its largest customer was lost in 2004 as a result of an acquisition and second, a major software development initiative was discontinued, triggering sizeable restructuring and impairment charges in that year.

This segment reported increases in new software license sales and an increased maintenance base in 2005, although decreases in professional services resulted in a net revenue decline of 6.3%.  InSystems carries a significant level of intangible asset amortization - $4.7 million in the most recent year; however, this segment is in position to contribute positively in 2006 on a cash flow basis.

DIGITAL SOLUTIONS
	2005	2004	2003
Revenue	$ 0.7	$ 0.1	$ -
Loss from continuing operations	$ (5.7)	$ (6.5)	$ (0.4)

Digital Solutions is a start-up venture based on the application of digital writing technology.  Marketed primarily through third party channels, applications have been deployed in pharmaceutical, healthcare, field service, transportation, and other markets, both in the U.S and abroad.  First customer installations occurred in the fourth quarter 2005.

We have spent significant amounts to date in developing the technology and pursuing an emerging market, as indicated by the operating losses above.  We are encouraged thus far by our progress and the opportunity we see.  We expect to experience a significant increase in revenue in 2006 without much increase in costs.

Restructuring and Asset Impairment

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs are expensed as incurred.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of restructuring charges are as follows:

	2005	2004	2003

2005 Restructuring Actions
Severance and employer related costs	$ 0.4	$ -	$ -

Total 2005	0.4	-	-

2004 Restructuring Actions
Severance and employer related costs	(0.4)	10.1	-
Contract exit and termination costs	1.0	1.3	-
Associated costs	-	0.1	-

Total 2004	0.6	11.5	-

2003 Restructuring Actions
Severance and employer related costs	-	(0.1)	10.9
Contract exit and termination costs	0.2	0.2	3.4
Associated costs	-	0.3	4.1

Total 2003	0.2	0.4	18.4

2001 Restructuring Actions
Contract exit and termination costs	1.1	1.7	1.6

Total 2001	1.1	1.7	1.6

2000 Restructuring Actions
Contract exit and termination costs	-	-	(0.1)

Total 2000	-	-	(0.1)

Total restructuring charges	$ 2.3	$ 13.6	$ 19.9

2005 Restructuring

Within the POD Services segment, we closed one printing center, selling the building at a small gain.  We moved production to other facilities and we outsourced envelope production.  We plan to open a new digital-only facility in 2006.  We also closed a warehouse in the Document and Label Solutions segment.  Costs to be incurred primarily include severance and employer-related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total
	Expected	2005
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 0.4	$ 0.4
Contract lease termination costs	-	-
Other exit costs	-	-
Total	$ 0.4	$ 0.4

BY SEGMENT:
Document and Label Solutions	$ 0.1	$ 0.1
POD Services	0.3	0.3
Total	$ 0.4	$ 0.4

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2005	2005
Severance and employer
related costs	$ 0.4	$ (0.1)	$ 0.3
Total	$ 0.4	$ (0.1)	$ 0.3

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

In addition, we reduced the workforce and leased office space at our InSystems headquarters.  InSystems had experienced significant declines in their revenues and margins in recent periods and we elected to reduce costs and refocus attention on InSystems’ key product lines.

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.

During 2005, InSystems trimmed its staffing by an additional ten persons and elected to vacate and offer an additional portion of its headquarters facility for sublease.  In conjunction with these actions, we recorded a pretax restructuring charge of approximately $1.2 million in 2005.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.

Approximately $1.0 million and $0.4 million of expense was reversed in 2005 and 2004, respectively, as a result of lower than expected severance and healthcare benefits for certain associates.  The $1.0 million reversal in 2005 was primarily related to the reversal of an accrual established for severance related to the outsourcing of information technology operations in 2004.  We had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.

Pre-tax components of 2004 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9.7	$ (0.4)	$ 9.7
Contract termination costs	2.3	1.0	2.3
Associated costs	0.2	-	0.1

Total	$ 12.2	$ 0.6	$ 12.1

BY SEGMENT:
Document and Label Solutions	$ 4.9	$ 0.1	$ 4.9
POD Services	0.7	-	0.7
InSystems	4.0	1.3	3.9
Other	2.6	(0.8)	2.6

Total	$ 12.2	$ 0.6	$ 12.1

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005
Severance and employer
related costs	$ 10.0	$ (6.7)	$ (0.4)	$ 2.9	$ 0.5	$ (2.4)	$ (1.0)	$ -
Contract termination costs	1.3	(0.1)	-	1.2	0.7	(0.8)	-	1.1
Total	$ 11.3	$ (6.8)	$ (0.4)	$ 4.1	$ 1.2	$ (3.2)	$ (1.0)	$ 1.1

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

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  Approximately $0.3 million of expense was reversed in 2004, a result of lower than expected utilities and maintenance costs on lease terminations, and $0.1 million was reversed in 2004, respectively, from lower than expected severance.  An additional $0.3 million of restructuring expense will be recorded in 2006 related to vacated facilities that we have been unable to sublease.

Pre-tax components of the 2003 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10.8	$ -	$ 10.8
Contract termination costs:
Lease obligations	3.0	0.2	2.7
Contractual lease obligations for taxes,
utilities, and maintenance costs	0.1	-	0.1
Associated costs:
Travel	0.3	-	0.3
Equipment removal and relocation	2.9	-	2.9
Other exit costs	2.1	-	2.1

Total	$ 19.2	$ 0.2	$ 18.9

BY SEGMENT:
Document and Label Solutions	$ 11.1	$ -	$ 11.1
POD Services	4.8	0.2	4.5
InSystems	2.2	-	2.2
Other	1.1	-	1.1

Total	$ 19.2	$ 0.2	$ 18.9

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	2005

Severance and
employer
related costs	$ 10.8	$ (9.4)	$ (0.1)	$ 1.3	$ (1.2)	$ (0.1)	$ -	$ -	$ -
Contract
termination
costs	2.3	(0.8)	-	1.5	(0.9)	-	0.6	(0.4)	0.2
Total	$ 13.1	$ (10.2)	$ (0.1)	$ 2.8	$ (2.1)	$ (0.1)	$ 0.6	$ (0.4)	$ 0.2

2001 Restructuring

In 2001, we undertook a significant restructuring effort.  The restructuring resulted in the closing of 25 production facilities and the consolidation of 149 sales offices and 29 warehouses into other locations.  All actions were completed in 2002.  We were unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4.6 million of lease payments are being charged to restructuring expense as incurred through 2006, of which $0.1 million is remaining at January 1, 2006.

2000 Restructuring

In 2003, we reversed $0.1 million of contract exit and termination costs related to a non-cancelable lease obligation that expired in June 2003.

Net Assets Held For Sale

During 2005, we sold a vacant parcel of land in North Carolina with a carrying value of $0.2 million that had been classified as held for sale as of January 2, 2005.  We sold this land in 2005 and recorded a gain of $0.7 million.

2005 Asset Impairments

During 2005, we recorded $0.3 million of asset impairments, primarily for software that was replaced during the year.

2004 Asset Impairments

The assets discussed below that were held for sale at December 28, 2003 were sold in 2004 resulting in additional impairment charges of $0.2 million for the POD Services segment.

In order to reduce costs, our InSystems segment sold its Roanoke, Virginia facility in 2004.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $0.6 million.  We also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47.1 million.  See Note 8 for further discussion of the goodwill impairment test.  The POD Services segment also recorded $0.1 million of asset impairment charges on equipment totaling $0.5 million.  Impairment charges and credits are included in Asset Impairments in the accompanying Consolidated Statements of Income.

2003 Asset Impairments

Buildings held for sale at the end of 2002 were sold during 2003, resulting in a total gain of $1.1 million related to the Document and Labels Solutions segment that was included as a credit to Asset Impairments in the accompanying Consolidated Statements of Income.

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

We also identified certain pieces of equipment and two buildings that were closed that we believed could be sold.  The carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties, real estate brokers’ valuations, and offers and bids, resulting in a net impairment charge of $6.8 million.  Of this amount, $5.5 million related to the Document and Label Solutions segment and $1.4 million related to the POD Services segment.

In addition, the Document and Label Solutions segment recorded an impairment charge of $2.0 million related to forms-design software that became technologically outdated.  We replaced the software used for forms design with one that is more widely used by our customers and is more of an industry standard.  Accordingly, the carrying value of the software was written down to its fair value, based upon the fair value of the number of estimated remaining forms to be designed with the software, and its useful life was reduced.  The fair value was calculated based upon the weighted average of probable future cash flows of the asset.  The effect on annual amortization expense was not material.

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

InSystems recorded an impairment charge of $4.5 million related to capitalized software development costs recorded with the acquisition.  A change in the strategic direction of InSystems that resulted in the restructuring actions previously discussed also included the cancellation of all plans related to the use of the InSystems eXterity software platform.

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows and capital structure, which include both continuing and discontinued operations, plus a summary of our significant contractual obligations.

This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  In particular, we will segregate and highlight cash flows related to restructuring and contributions to our qualified pension plan, both of which are carefully monitored by management and have a significant and variable impact on cash flow.  In addition, because our outstanding debt is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million, we take the measure of annual cash flow performance prior to debt repayment.

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2005	2004	2003
Restructuring spending	$ (5.2)	$ (11.7)	$ (19.7)
Contributions to qualified pension plan	(15.0)	(10.0)	(20.0)
Other net cash from operating activities	77.7	63.6	104.6
Net cash provided by operating activities	57.5	41.9	64.9

Acquisitions	-	(1.5)	-
Capital expenditures	(20.2)	(23.2)	(18.3)
Proceeds from sale of plant and equipment	3.0	3.2	8.2
Proceeds from sale of discontinued operations	-	16.8	-
Proceeds from (additions to) investments	1.1	(0.2)	1.0
Net cash used for investing activities	(16.1)	(4.9)	(9.1)

Debt payments	(46.6)	(45.3)	(77.6)
Dividends paid	(26.4)	(26.2)	(26.1)
Proceeds from issuance of common stock	1.9	1.0	1.6
Debt issuance costs	(0.7)	-	-
Net cash used for financing activities	(71.8)	(70.5)	(102.1)
Exchange rate differences	-	0.6	0.7
Net change in cash	$ (30.4)	$ (32.9)	$ (45.6)

Memo:
Add back debt payments	46.6	45.3	77.6
Cash flow before debt repayment	$ 15.9	$ 12.4	$ 32.0

As indicated above, we have generated sufficient cash flow in each of the last three years to finance operations, make long-term capital investments, pay restructuring costs, fund the qualified pension plan, pay dividends, and reduce our outstanding net debt balance.  Net debt is defined as total debt, less cash and cash equivalents.

Operating Activities

Cash flow from operating activities was $57.5 million in 2005, compared to $41.9 million in the prior year.  Restructuring spending was $6.5 million lower in 2005, but this was largely offset by a $5.0 million increase in funding for the qualified pension plan.  Excluding these two items, we had a $14.1 million increase in cash flow from all other operations.  Approximately $2.0 million of this improvement resulted from improved working capital turnover, with the balance attributed primarily to improved operating profitability.  Operating working capital is defined as total current assets, excluding cash and cash equivalents, less all current liabilities, excluding short-term debt.

Cash flow from operations was higher in 2003 than in 2004 or 2005.  This is primarily attributed to reduced operating working capital requirements that resulted from a decline in revenue from previous years, plus a significant improvement in accounts receivable, inventory, and other operating working capital turnover in 2003.

We currently plan to gradually close the underfunded gap in our qualified pension plan over a period of several years.  Given current actuarial assumptions, that period is estimated to be approximately six years.  The actual result will of course depend on interest rates, asset returns, and other conditions that cannot be predicted with certainty.  We plan to contribute $20 million to the qualified pension plan in 2006, although we currently do not have a mandatory funding obligation.

Investing Activities

Capital expenditures were $20.2 million in 2005, in line with the average spending for the preceding two years.  Expenditures for 2006 are currently expected to range between $25 million and $28 million, with a primary emphasis on developing our POD Services production, workflow, and customer application capabilities.

During 2005, we sold a vacant parcel of land in North Carolina that had been classified as held for sale as of January 2, 2005.  We also sold a facility in Adrian, Michigan during 2005 that had also previously been classified as held for sale.  These sales generated $2.3 million in proceeds.

In addition, during 2005 we sold our interest in a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V. for $1.1 million in cash.

Financing Activities

During 2005, we repaid a net total of $46.6 million of debt.  Dividend payments to shareholders in 2005 were $26.4 million, which is in line with 2004.  We have paid a $0.23 quarterly dividend in each quarter of the last five years.

Capital Structure

As indicated above, we have continued to generate net positive cash flow and have paid down debt.  Our capital structure appears in the table below, which indicates a decreasing reliance on debt, a low debt ratio, and a strong balance sheet.

CAPITAL STRUCTURE	2005	2004
Total Debt	$ 35.0	$ 81.4
Less Cash and Short-term Investments	13.6	44.1
Net Debt	21.4	37.3

Equity	173.5	205.4
Total	$ 194.9	$ 242.7
Net Debt:Total Capital	11.0%	15.4%

On May 9, 2005, we entered into a $100 million five-year senior secured revolving credit facility (the New Facility) with seven banks.  The New Facility replaced our $150 million unsecured revolving credit facility agreement that expired on May 11, 2005.

The New Facility is secured by our accounts receivable and inventories and certain other assets.  The New Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread, was 5.875 % at January 1, 2006.  We are also required to pay a fee on the unused portion of the New Facility.  As of January 1, 2006, such fee is payable at an annual rate of 37.5 basis points.

At the time of expiration of our previous revolving credit facility, $40 million was outstanding.  This amount was immediately transferred to the New Facility.

In 2004, we entered into a three-year capital lease for computer equipment.  During 2005, we entered into an amendment of the lease to add additional computer equipment.  Our capitalized lease obligation provides for future payments, including interest, of approximately $1.0 million as shown below.

Contractual Obligations

The following table summarizes our significant contractual obligations at January 1, 2006.  Some of the amounts we included in this table are based on estimates and assumptions about our obligations and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$ 34.0	$ -	$ -	$ 34.0	$ -
Capital lease obligations	1.0	0.6	0.4	-	-
Operating leases	50.5	17.6	29.6	3.3	-
Purchase commitments	10.5	9.2	1.3	-	-
Pension plans (2)	21.6	1.8	5.7	4.3	9.8
Postretirement benefit obligation (3)	19.3	2.0	6.0	4.0	7.3
Total	$ 136.9	$ 31.2	$ 43.0	$ 45.6	$ 17.1

(1) The debt payment information represents amounts outstanding under our revolving line of credit.

(2) The pension plan obligations included in the table above represent benefit payments for 2006 to 2015 under the non-qualified defined benefit plans that are unfunded.

(3) The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2006 to 2015.

We are obligated under operating leases for real estate, sales offices, transportation equipment, and computer and other equipment.  In accordance with GAAP, the obligations under these operating leases are not recorded on our balance sheet.

Purchase commitments at January 1, 2006 totaled $10.5 million, including $1.7 million for capital improvements.  We also have a four-year commitment with an equipment supplier to spend a total of $2.0 million over the commitment term.  There are two years remaining on this commitment.  We also have a four-year commitment with a software company to spend a total of $0.4 million over the commitment term, of which there are three years remaining.  In addition, we have various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum commitments of $1.4 million.  We outsource certain information technology services from a supplier under a multi-year agreement that provides for an early termination penalty.  At January 1, 2006, the early termination penalty is approximately $4.0 million.  The remaining terms of the agreements range from two to four years.  As these remaining terms diminish the amount of the termination penalties decline.  We have no purchase agreements with suppliers extending beyond normal quantity requirements.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our current restructuring programs are approximately $2.3 million through 2006, primarily for severance and lease obligations.  We do not expect to have a minimum funding requirement in 2006, although we plan to make at least a $20 million voluntary contribution to our defined benefit pension plan.

We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, remaining restructuring costs, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing, should it become necessary.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in APB Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

In December 2004, the compensation committee of the Company’s Board of Directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provides reward, recognition and immediate motivation for the Company’s associates.  By accelerating the vesting on these “out-of-the-money” options, the Company will reduce the future expense to be recognized under SFAS No. 123(R) by approximately $1.3 million which the Company believes is in the best interest of the shareholders.

The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006 and does not expect the compensation expense recognized will be material for current options outstanding that will be unvested at the time of adoption.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006 and do not anticipate that the adoption of this standard will have a material effect on our consolidated results of operations, financial position, or cash flows.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In 2005, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29 provided an exception to this basic measurement principle for exchange of similar productive assets.  That exception required that some nonmonetary exchanges be recorded on a carryover basis.  SFAS No. 153 eliminates this exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  An exchange would lack commercial substance if our future cash flows are not expected to change significantly as a result of that exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our revolving credit facility agreement (the “Credit Facility”).  At January 1, 2006 we had $34.0 million borrowed against the Credit Facility.  The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread, was 5.875% at January 1, 2006.  A hypothetical 100 basis point movement in the prevailing interest rates on the $34 million of borrowings under the Credit Facility would result in a $0.3 million annualized effect on our interest expense.

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

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful n adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $17.1 million.

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

The Audit Committee of the Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management, and the internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters.  The Audit Committee reviews the scope and results of the audit effort with the independent auditors.  The Audit Committee also meets periodically with the independent auditors and internal auditors without management present to ensure that the independent auditors and internal auditors have free access to the Audit Committee.  The Audit Committee’s Report can be found in the Company’s 2006 proxy statement.

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on our assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 1, 2006.

The Company’s independent auditors, Battelle & Battelle LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors.  Battelle & Battelle have audited and reported on the Consolidated Financial Statements of The Standard Register Company, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.  The reports of the independent auditors are contained in this Form 10-K.

/s/ DENNIS L. REDIKER

/s/ CRAIG J. BROWN

Dennis L. Rediker

Craig J. Brown

President and Chief Executive Officer

Senior Vice President, Treasurer and

Chief Financial Officer

March 9 , 2006

March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Standard Register Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 1, 2006 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for the year ended January 1, 2006 of The Standard Register Company and subsidiaries and our report dated March 6, 2006 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2006

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of January 1, 2006 and January 2, 2005 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended January 1, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of January 1, 2006 and January 2, 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 1, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2006 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2006

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 1,	January 2,
A S S E T S	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$ 13,609	$ 44,088
Accounts and notes receivable, net	123,006	128,396
Inventories	47,033	51,796
Deferred income taxes	15,946	16,577
Prepaid expense	14,309	11,383
Total current assets	213,903	252,240

PLANT AND EQUIPMENT
Land	2,473	2,813
Buildings and improvements	68,760	67,767
Machinery and equipment	219,511	221,904
Office equipment	166,804	170,534
Construction in progress	5,625	7,775
Total	463,173	470,793
Less accumulated depreciation	333,184	323,808
Plant and equipment, net	129,989	146,985
Net assets held for sale	-	175
Total plant and equipment, net	129,989	147,160

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	10,309	13,189
Deferred tax asset	83,937	86,505
Software development costs, net	8,468	10,507
Restricted cash	1,188	3,237
Other	21,561	23,578
Total other assets	132,020	143,573

Total assets	$ 475,912	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 1,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005

CURRENT LIABILITIES
Current portion of long-term debt	$ 611	$ 80,549
Accounts payable	33,037	33,147
Accrued compensation	28,120	27,116
Deferred revenue	3,736	3,832
Accrued restructuring	1,829	4,775
Other current liabilities	32,715	39,605
Total current liabilities	100,048	189,024

LONG-TERM LIABILITIES
Long-term debt	34,379	867
Pension benefit obligation	107,236	83,273
Retiree health care obligation	43,885	46,826
Deferred compensation	16,357	16,832

Other long-term liabilities	555	746
Total long-term liabilities	202,412	148,544

COMMITMENTS AND CONTINGENCIES - See Note 19

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2005 - 26,032,701; 2004 - 25,693,001	26,033	25,693
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,223	56,100
Accumulated other comprehensive losses	(121,561)	(110,697)
Retained earnings	256,576	281,670
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	(3,193)	(2,735)
Total shareholders' equity	173,452	205,405

Total liabilities and shareholders' equity	$ 475,912	$ 542,973

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
REVENUE
Products	$ 813,940	$ 808,502	$ 799,692
Services	87,975	81,747	94,578
Total revenue	901,915	890,249	894,270
COST OF SALES
Products	531,404	516,973	491,700
Services	51,899	49,007	61,167
Total cost of sales	583,303	565,980	552,867
GROSS MARGIN	318,612	324,269	341,403
OPERATING EXPENSES
Research and development	11,041	12,900	17,236
Selling, general and administrative	254,956	276,995	300,598
Depreciation and amortization	39,217	42,909	46,145
Goodwill impairment	-	47,059	-
Asset impairments	303	1,418	15,910
Restructuring charges	2,266	13,609	19,951
Total operating expenses	307,783	394,890	399,840
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,829	(70,621)	(58,437)
OTHER INCOME (EXPENSE)
Interest expense	(2,483)	(2,646)	(4,055)
Investment and other income	560	209	982
Total other expense	(1,923)	(2,437)	(3,073)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	8,906	(73,058)	(61,510)
INCOME TAX EXPENSE (BENEFIT)	8,057	(28,362)	(23,533)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	849	(44,696)	(37,977)
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of $1,133
and $(711) income tax expense (benefit)	-	1,658	(1,090)
Gain on sale of discontinued operations, net of $356
and $8,550 income tax expense	550	12,820	-
NET INCOME (LOSS)	$ 1,399	$ (30,218)	$ (39,067)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.03	$ (1.57)	$ (1.34)
Income (loss) from discontinued operations	-	0.06	(0.04)
Gain on sale of discontinued operations	0.02	0.45	-
Net income (loss) per share	$ 0.05	$ (1.06)	$ (1.38)
NET INCOME (LOSS)	$ 1,399	$ (30,218)	$ (39,067)
Minimum pension liability adjustment, net of $7,044,
$(7,596), and $4,135 deferred income tax benefit (expense)	(10,933)	10,086	(6,135)
Deferred cost on interest rate swap, net of $815 deferred
income tax expense	-	-	1,210
Available for sale securities	-	-	680
Deferred cost on forward contract, net of $(15), $21 and $30
deferred income tax (expense) benefit	24	(40)	(45)
Cumulative translation adjustment	45	756	1,468
COMPREHENSIVE LOSS	$ (9,465)	$ (19,416)	$ (41,889)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,399	$ (30,218)	$ (39,067)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	39,217	42,944	46,270
Asset impairments	303	48,476	15,910
Restructuring charges	2,266	13,649	20,082
Gain on sale of discontinued operations	(905)	(21,370)	-
Pension and postretirement benefit expense	24,176	23,245	38,337
Loss on sale of assets	381	1,299	411
Amortization of unearned compensation - restricted stock	2,090	1,666	2,382
Deferred tax expense (benefit)	8,064	(18,706)	(26,265)
Other	611	460	353
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	5,224	(2,454)	29,979
Inventories	4,763	(4,754)	10,422
Income taxes	(557)	1,584	16,778
Other assets	1,134	(2,880)	(1,564)
Restructuring spending	(5,211)	(11,702)	(19,691)
Accounts payable and accrued expenses	(4,683)	12,745	(9,352)
Pension and postretirement obligation	(20,015)	(14,890)	(25,438)
Other deferred liabilities	(764)	2,764	5,346

Net cash provided by operating activities	57,493	41,858	64,893
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	-	(1,461)	-
Additions to plant and equipment	(20,224)	(23,228)	(18,343)
Proceeds from sale of plant and equipment	2,991	3,172	8,260
Proceeds from sale of discontinued operations	-	16,763	-
Proceeds from sale of equity investment	1,096	-	-
Proceeds from sale of marketable securities	-	-	1,300
Additions to equity investments	-	(121)	(293)
Net cash used in investing activities	(16,137)	(4,875)	(9,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(46,000)	(45,000)	(75,000)
Principal payments on long-term debt	(551)	(265)	(2,595)
Proceeds from issuance of common stock	1,919	1,033	1,604
Dividends paid	(26,428)	(26,256)	(26,139)
Debt issuance costs	(769)	-	-
Net cash used in financing activities	(71,829)	(70,488)	(102,130)

Effect of exchange rate changes on cash	(6)	634	693
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,479)	(32,871)	(45,620)
Cash and cash equivalents at beginning of year	44,088	76,959	122,579
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 13,609	$ 44,088	$ 76,959

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 2,764	$ 2,717	$ 6,083
Income taxes paid (refunded)	588	(1,847)	(14,845)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation	$ 125	$ 1,669	$ -

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 1,	January 2,	December 28,
	2006	2005	2003
COMMON STOCK
Beginning balance	$ 25,693	$ 25,667	$ 25,340
Shares issued under:
Dividend reinvestment plan	26	32	32
Restricted stock award, net	191	(55)	211
Stock option plan	123	49	84
Ending balance	$ 26,033	$ 25,693	$ 25,667

CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 56,100	$ 56,687	$ 51,541
Excess of market over par value of shares issued under:
Dividend reinvestment plan	352	373	500
Restricted stock award, net	2,370	(1,349)	3,508
Stock option plan	1,418	579	988
Tax (expense) benefit from stock transactions	(17)	(190)	150
Ending balance	$ 60,223	$ 56,100	$ 56,687

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (110,697)	$ (121,499)	$ (118,677)
Minimum pension liability	(10,933)	10,086	(6,135)
Fair value of investment held for sale	-	-	680
Fair value of interest rate swap	-	-	1,210
Fair value of forward contract	24	(40)	(45)
Cumulative translation adjustment	45	756	1,468
Ending balance	$ (121,561)	$ (110,697)	$ (121,499)

RETAINED EARNINGS
Beginning balance	$ 281,670	$ 338,164	$ 403,313
Net income (loss)	1,399	(30,218)	(39,067)
Dividends declared ($.92 per share)	(26,493)	(26,276)	(26,082)
Ending balance	$ 256,576	$ 281,670	$ 338,164

TREASURY STOCK AT COST
Beginning balance	$ (49,351)	$ (49,351)	$ (46,124)
Transfer shares from grantor trust	-	-	(3,227)
Ending balance	$ (49,351)	$ (49,351)	$ (49,351)

UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ (2,735)	$ (5,805)	$ (4,468)
Issuance of restricted stock, net	(2,548)	1,404	(3,719)
Amortization of unearned compensation	2,090	1,666	2,382
Ending balance	$ (3,193)	$ (2,735)	$ (5,805)

COMMON STOCK HELD IN GRANTOR TRUST
Beginning balance	$ -	$ -	$ (3,170)
Shares issued under Dividend reinvestment plan	-	-	(57)
Transfer shares to treasury stock	-	-	3,227
Ending balance	$ -	$ -	$ -

Total shareholders' equity	$ 173,452	$ 205,405	$ 248,588

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

Principles of Consolidation

The consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investment in an international joint venture was included in the consolidated financial statements using the equity method of accounting.  The Company’s share of losses from the joint venture was included in investment and other income for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.

The Company does not believe that any entity in which it has an interest, but does not currently consolidate, meets the requirements for a variable interest entity to be consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2005, 2004, and 2003 ended on January 1, 2006, January 2, 2005, and December 28, 2003, respectively.  Fiscal year 2004 included 53 weeks and fiscal years 2005 and 2003 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to: pension and postretirement healthcare benefit plan assumptions; impairment of long-lived assets; deferred taxes; inventories; and contingent liabilities.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

One of the Company’s subsidiaries operates in Canada.  Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of the Canadian financial statements are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income.  Realized gains and losses from transactions denominated in foreign currencies are not material.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash equivalents.  The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Marketable Securities

The Company classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Securities are classified as trading when held for short-term periods in anticipation of market gains and are reported at fair market value, with unrealized gains and losses included in income.  Available-for-sale securities are recorded at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income in shareholders’ equity.  Investment securities are regularly reviewed for impairment based on the criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial condition of the issuer.  Unrealized losses that are other than temporary are recognized in earnings.  Realized gains and losses are accounted for on the specific identification method.

In 2003, the Company sold securities classified as available-for-sale for cash proceeds of $1,300 and recognized a loss of $680 included in investment and other income.  The $680 was previously recorded as an unrealized loss in comprehensive income.

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

Bad debt expense was $432, $1,107, and $785 for fiscal years 2005, 2004, and 2003, respectively.

Inventories

Inventories are valued at the lower of cost or market.  A significant portion of inventory costs is determined by the last-in, first-out (LIFO) method.  Finished products include custom-printed forms stored for future shipment and invoicing to customers.

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

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The related asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and amortized over the asset’s economic life.

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $33,879, $37,539, and $40,840 in 2005, 2004, and 2003, respectively.  Estimated asset lives are as follows:

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

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on a product-by-product basis on the straight-line method over seven years, which is the estimated product life of the related software.  Amortization expense, included in depreciation and amortization, was $2,457, $2,513, and $3,112 for 2005, 2004, and 2003, respectively.  The carrying value of software development costs is regularly reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over the estimated useful lives of the software.  Costs incurred during the preliminary project stage are expensed as incurred.

Revenue Recognition

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations of the contract have been satisfied.  Under contractual arrangements with certain customers, at the customer’s request, the Company prints and stores custom forms for the customer’s specified future delivery.  Such products are segregated in the Company’s warehouses and are not used to fill other customers’ orders.  In these transactions, delivery and billing schedules are specified in the contracts and product revenue is recognized when title and risk of loss passes to the customer and the order is invoiced under normal credit terms.

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

Service Revenue

The Company generally uses the percentage of completion method to account for professional services, consulting, and sourcing services.  Under this method, the Company recognizes revenue and income as the work on the contract progresses.  Revenue is principally recognized by applying the percentage of the total cost incurred to date divided by the total estimated contract cost to the total contract value, and any projected loss is recognized immediately.  The project cost estimates in each case are reviewed on a regular basis.  Certain types of service revenue are recognized either on the completed contract method or when specific milestones are reached.  Professional services related to software do not include significant customization or development of the underlying software code.

Included in receivables at January 1, 2006 and January 2, 2005, are recoverable amounts under contracts in progress of $456 and $394, respectively, that represent amounts earned under contracts in progress but not billable at the balance sheet date.  These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of certain milestones, or completion of the contract.  The Company anticipates that substantially all of such unbilled amounts will be billed and collected over the next twelve months.

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

Revenue from software license agreements is recognized as revenue upon receipt of a signed license agreement or an amendment under an existing license agreement and delivery of the software, if there are no significant remaining obligations, the fee is fixed and determinable, and collection of the receivable is probable.

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

Revenue Arrangements with Multiple Deliverables

Revenue arrangements that involve the delivery or performance of multiple products, services and or rights to use assets are accounted for under Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  These arrangements are accounted for separately if the product or service has value to the customer on a stand-alone basis, there is objective and reliable evidence of the fair value of the product or service, the arrangement includes a general right of return relative to the item, and delivery or performance of the undelivered item is considered probable and substantially in control of the Company.  Consideration is allocated among the separate elements of the arrangement based on their fair relative value.

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

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value.  Changes in the fair value are reported in earnings or comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the Consolidated Financial Statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in fair value of cash flows of the asset or liability hedged.

The Company uses foreign currency forward contracts to hedge certain payments denominated in Canadian dollars.  These foreign currency contracts require the Company, at a future date, to buy Canadian dollars in exchange for U.S. dollars.  These contracts, designated as cash flow hedges, had maturities of six months or less at January 1, 2006.  The foreign currency contracts are reflected at fair value in the Company’s Consolidated Balance Sheets and the related gain or loss is deferred in shareholders’ equity as a component of comprehensive income.  The fair value of foreign currency forward contracts represents the amount the Company would receive if the existing contracts were settled at year-end and is based on market quotes.  At January 1, 2006 and January 2, 2005, the liability recorded for the fair value of the contracts was $22 and $61, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated comprehensive income (loss) include the following:

	2005	2004	2003
Minimum pension liability	$ (123,791)	$ (112,858)	$ (122,944)
Fair value of forward contract	(16)	(40)	-
Foreign currency translation	2,246	2,201	1,445

Total	$ (121,561)	$ (110,697)	$ (121,499)

Research and Development

Research and development costs are charged to expense as incurred.  These costs relate to the development of new products and to the improvement of existing products and services.  These efforts are entirely company sponsored.

Advertising

The Company expenses costs of advertising as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is recognized in consolidated net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based employee compensation plans been determined based on the fair value of such awards at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s total and per share compensation expense used in the 2005 proforma net loss would be as presented below.

	2005	2004	2003
Net income (loss) from continuing
operations, as reported	$ 849	$ (44,696)	$ (37,977)
Total compensation expense
determined under the fair value based
method for all awards, net	(166)	(2,623)	(1,642)

Proforma net income (loss) from
continuing operations	$ 683	$ (47,319)	$ (39,619)

Net income (loss) from continuing
operations per share - Basic and Diluted
As reported	$ 0.03	$ (1.57)	$ (1.34)
		.
Proforma	$ 0.02	$ (1.66)	$ (1.40)

In 2004, the FASB issued SFAS No. 123(R), "Share Based Payment (Revised 2004)," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements and includes implementation guidance on measuring the fair value of share-based payments.  SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25.   SFAS No. 123, as originally issued, preferred a fair-value-based method of accounting for share-based payment transactions with employees, but permitted the option of continuing to apply the guidance in APB Opinion No. 25 and disclosing in the footnotes the effect on net income of applying the preferred fair-value-based method.

In December 2004, the compensation committee of the Company’s Board of Directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provided reward, recognition and immediate motivation for the Company’s associates.  By accelerating the vesting on these “out-of-the-money” options, the Company will reduce the future expense to be recognized under  SFAS No. 123(R) by approximately $1,250 which the Company believes is in the best interest of the shareholders.

The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006 and does not expect the compensation expense recognized will be material for current options outstanding that will be unvested at the time of adoption.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt this statement for fiscal year 2006 and does not anticipate that the adoption of this standard will have a material effect on its consolidated results of operations, financial position, and cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

Recently Adopted Accounting Pronouncements

In 2005 the Company adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.”  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  SFAS No. 153 eliminates the exception under APB Opinion No. 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 –DISCONTINUED OPERATIONS

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes for approximately $16,763 in cash and retained $2,433 of equipment service business accounts receivable.  The sale of the equipment service business allowed the Company to redirect investment to its core business initiatives.  The transaction resulted in a gain of $12,820, net of income taxes of $8,550.  In 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and the adjustment of related reserves resulted in a $550 increase in the gain on sale, net of income taxes of $355.

The sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Income.  Revenue of the equipment service business included in discontinued operations was $22,902 for 2004 and $22,064 for 2003.  No interest expense was allocated to discontinued operations.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

On March 30, 2004, the Company purchased the assets of PenForms, LLC for $1,461 in cash.  The assets acquired included certain intellectual property primarily related to digital pen and paper software solutions, licenses and contracts held by PenForms, and computers and other office equipment.  Of the purchased assets, $735 was assigned to intellectual property and $708 to capitalized software development costs, both of which were assigned a three-year useful life.

On April 7, 2003, the Company entered into a joint venture partnership agreement with Grupo Calidata Thomas Greg, S.A. de C.V.  In exchange for a 40% equity interest, the Company contributed receivables valued at $1,600.  The joint venture, located in Mexico and known as Label Solutions, S. de R.L. de C.V., manufactures and sells label products, and performed subcontracted manufacturing for the Company.  On September 23, 2005, the Company sold its interest in the joint venture partnership agreement for $1,096 in cash resulting in a loss of $173.  The joint venture was accounted for under the equity method of accounting.

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs are expensed as incurred.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of restructuring charges are as follows:

	2005	2004	2003

2005 Restructuring Actions
Severance and employer related costs	$ 382	$ -	$ -
Associated costs	3	-	-

Total 2005	385	-	-

2004 Restructuring Actions
Severance and employer related costs	(397)	10,112	-
Contract exit and termination costs	985	1,281	-
Associated costs	6	149	-

Total 2004	594	11,542	-

2003 Restructuring Actions
Severance and employer related costs	(8)	(75)	10,923
Contract exit and termination costs	189	154	3,349
Associated costs	-	267	4,138

Total 2003	181	346	18,410

2001 Restructuring Actions
Contract exit and termination costs	1,106	1,721	1,625

Total 2001	1,106	1,721	1,625

2000 Restructuring Actions
Contract exit and termination costs	-	-	(84)

Total 2000	-	-	(84)

Total restructuring charges	$ 2,266	$ 13,609	$ 19,951

2005 Restructuring

Within the Print-on-Demand (POD) Services segment, the Company closed one printing center, selling the building at a small gain.  The company moved production to other facilities and outsourced envelope production.  The Company plans to open a new digital-only facility in 2006.  The Company also closed a warehouse in the Document and Label Solutions segment.  Costs to be incurred primarily include severance and employer-related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total
	Expected	2005
	to be	Restructuring
	Incurred	Expense

Severance and employer related costs	$ 392	$ 382
Contract lease termination costs	10	-
Other exit costs	12	3

Total	$ 414	$ 385

BY SEGMENT:
Document and Label Solutions	$ 69	$ 69
POD Services	345	316

Total	$ 414	$ 385

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2005	2005
Severance and employer
related costs	$ 382	$ (46)	$ 336
Total	$ 382	$ (46)	$ 336

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

In addition, the Company reduced the workforce and leased office space at its InSystems headquarters.  InSystems had experienced significant declines in their revenues and margins in recent periods and the Company elected to reduce costs and refocus attention on InSystems’ key product lines.

Most of the actions were completed by the end of 2004.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for one sales office and a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.

During 2005, InSystems trimmed its staffing by an additional ten persons and elected to vacate and offer an additional portion of its headquarters facility for sublease.  In conjunction with these actions, the Company recorded a pretax restructuring charge of approximately $1,194 in 2005.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for a portion of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.

Approximately $966 and $393 of expense was reversed in 2005 and 2004, respectively, as a result of lower than expected severance and healthcare benefits for certain associates.  Of the $966 reversal in 2005, approximately $778 was the reversal of an accrual established for severance related to its outsourcing of information technology operations in 2004.  The Company had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.  An additional $16 of restructuring expense will be recorded in 2006, primarily for a vacated sales office, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease this facility.

Pretax components of 2004 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 9,715	$ (397)	$ 9,715
Contract termination costs	2,282	985	2,266
Associated costs	155	6	155

Total	$ 12,152	$ 594	$ 12,136

BY SEGMENT:
Document and Label Solutions	$ 4,857	$ 83	$ 4,857
POD Services	702	2	702
InSystems	3,950	1,277	3,950
Other	2,643	(768)	2,627

Total	$ 12,152	$ 594	$ 12,136

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Reversed	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005

Severance and employer
related costs	$ 10,006	$ (6,713)	$ (384)	$ 2,909	$ 542	$ (2,393)	$ (966)	$ 92

Contract termination costs	1,278	(61)	(9)	1,208	712	(785)	-	1,135
Other	45	(45)	-	-	-	-	-	-

Total	$ 11,329	$ (6,819)	$ (393)	$ 4,117	$ 1,254	$ (3,178)	$ (966)	$ 1,227

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

All of the actions were completed by the end of 2004.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs, including contractual obligations for taxes, utilities, and maintenance costs; and other associated costs directly related to the restructuring efforts, including travel, security, and the relocation of SMARTworks.  Approximately $291 of expense was reversed in 2004, a result of lower than expected utilities and maintenance costs on lease terminations, and $8 and $75 was reversed in 2005 and 2004, respectively, from lower than expected severance.  An additional $316 of restructuring expense will be recorded in 2006 related to vacated facilities that the Company has been unable to sublease.

Pretax components of the 2003 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2005	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 10,848	$ -	$ 10,848
Contract termination costs:
Lease obligations	3,003	181	2,687
Contractual lease obligations for taxes,
utilities, and maintenance costs	106	-	106
Associated costs:
Travel	332	-	332
Equipment removal and relocation	2,908	-	2,908
Other exit costs	2,056	-	2,056

Total	$ 19,253	$ 181	$ 18,937

BY SEGMENT:
Document and Label Solutions	$ 11,109	$ 37	$ 11,109
POD Services	4,798	152	4,482
InSystems	2,244	(8)	2,244
Other	1,102	-	1,102

Total	$ 19,253	$ 181	$ 18,937

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	in 2005	2005

Severance and
employer
related costs	$ 10,807	$ (9,415)	$ (64)	$ 1,328	$ (1,248)	$ (72)	$ 8	$ -	$ (8)	$ -

Contract
termination
costs	2,330	(830)	-	1,500	(850)	-	650	(384)	-	266

Total	$ 13,137	$ (10,245)	$ (64)	$ 2,828	$ (2,098)	$ (72)	$ 658	$ (384)	$ (8)	$ 266

2001 Restructuring

In 2001, the Company undertook a significant restructuring effort.  The restructuring resulted in the closing of 25 production facilities and the consolidation of 149 sales offices and 29 warehouses into other locations.  All actions were completed in 2002.  The Company was unable to sublease as many of the facilities as expected or to buy out the leases with as favorable terms as originally anticipated.  As a result, the liability for contract exit and termination costs was in excess of the amount originally estimated.  Approximately $4,600 of lease payments are being charged to restructuring expense as incurred through 2006, of which $143 is remaining at January 1, 2006.

2000 Restructuring

In 2003, the Company reversed $84 of contract exit and termination costs related to a non-cancelable lease obligation that expired in June 2003.

Net Assets Held For Sale

During 2005, the Company sold a vacant parcel of land in North Carolina that had been classified as held for sale as of January 2, 2005 with a carrying value of $175.  The Company sold this land in 2005 and recorded a gain of $651 in the accompanying Consolidated Statements of Income.

2005 Asset Impairments

During 2005, the Company recorded $303 of asset impairments, primarily for software that was replaced during the year.

2004 Asset Impairments

The assets discussed below that were held for sale at December 28, 2003 were sold in 2004 resulting in additional impairment charges of $245 for the POD Services segment.

In order to reduce costs, the Company’s InSystems segment sold its Roanoke, Virginia facility in 2004.  The carrying value was adjusted to its fair value less costs to sell, based upon a recent appraisal, resulting in an impairment charge of approximately $564.  The Company also performed an impairment test on the goodwill related to the InSystems acquisition and recorded an impairment charge of $47,059.  See Note 8 for further discussion of the goodwill impairment test.  The POD Services segment also recorded $73 of asset impairment charges on equipment totaling $536.  Impairment charges and credits are included in Asset Impairments in the accompanying Consolidated Statements of Income.

2003 Asset Impairments

Buildings held for sale at the end of 2002 were sold during 2003, resulting in a total gain of $1,070 related to the Document and Labels Solutions segment that was included as a credit to Asset Impairments in the accompanying Consolidated Statements of Income.

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

NOTE 5 – RESTRICTED CASH

Restricted cash primarily includes deposits with major financial institutions that are not freely available due to various contractual agreements.  Restricted cash held on deposit with financial institutions was $909 and $2,170 at January 1, 2006 and January 2, 2005, respectively, with interest rates of 3.0% and 1.7% at January 1, 2006 and January 2, 2005, respectively.  Also included in restricted cash at January 2, 2005 was $990 held in escrow related to the sale of the Company’s Service business, of which $202 remains at January 1, 2006.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Trade accounts and notes receivable consist of the following:

	January 1,	January 2,
	2006	2005
Current:
Trade receivables	$ 121,343	$ 127,887
Less allowance for uncollectible receivables	(2,346)	(3,703)
Net trade receivables	118,997	124,184

Notes receivable	19	309
Less allowance for uncollectible receivables	-	(200)
Net notes receivable	19	109

Other receivables	3,990	4,103
Total current receivables	$ 123,006	$ 128,396

Long-term:
Notes receivable	$ 3,157	$ 2,825
Less allowance for uncollectible receivables	(3,155)	(2,768)
Total long-term notes receivable	$ 2	$ 57

NOTE 7 – INVENTORIES

Substantially all inventories are valued at the lower of cost or market determined by the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) method had been used, these inventories would have been $33,870 higher at January 1, 2006 and $33,468 higher at January 2, 2005.

LIFO inventories consist of the following:

	January 1,	January 2,
	2006	2005

Finished products	$ 39,019	$ 41,448
Jobs in process	3,442	5,101
Materials and supplies	4,572	5,247
Total	$ 47,033	$ 51,796

During fiscal years 2005 and 2004, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $656 and increased net income from continuing operations by $399, or $0.01 per share, in 2005.  During 2004, the effect of the liquidation decreased cost of sales by $1,578 and decreased the net loss from continuing operations by $946, or $0.03 per share.

The Company subcontracts, stores, and later distributes finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a FIFO basis and amounts related to such subcontracted finished goods inventories are excluded from the Company’s LIFO calculation.  At January 1, 2006 and January 2, 2005, the amounts excluded for subcontracted finished goods inventories were $22,332 and $23,020, respectively.

In 2005, the Company changed its estimate of subcontracted finished goods inventories excluded from its LIFO calculation. The effect of this change was to increase cost of sales by approximately $900 and to decrease net income from continuing operations by approximately $547, or $0.02 per share.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to reportable business segments as follows:

	Document and	POD
	Label Solutions	Services	InSystems	Total
Goodwill at December 28, 2003	$ -	$ 6,557	$ 47,059	$ 53,616
Goodwill impairment	-	-	(47,059)	$ (47,059)
Goodwill at January 2, 2005	$ -	$ 6,557	$ -	$ 6,557
Goodwill impairment	-	-	-	-
Goodwill at January 1, 2006	$ -	$ 6,557	$ -	$ 6,557

Identifiable intangible assets consist of the following:

	January 1, 2006		January 2, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives

Service relationships	$ 16,048	$ (7,297)	$ 16,048	$ (4,797)
Patents	650	(487)	650	(441)
Customer contracts	303	(214)	303	(125)
Professional services backlog	1,770	(1,464)	1,770	(1,219)
	18,771	(9,462)	18,771	(6,582)

Intangible Assets with Indefinite Lives

Trademark	1,000	-	1,000	-
	1,000	-	1,000	-

Total	$ 19,771	$ (9,462)	$ 19,771	$ (6,582)

Amortization expense for intangible assets was $2,880, $2,856, and $2,192 for 2005, 2004, and 2003, respectively.  Estimated amortization expense for the next five years is as follows:  2006-$2,881; 2007-$2,608; 2008-$2,547; and 2009-$1,273.  Such estimates do not reflect the impact of future foreign exchange rate changes.

During the second quarters of 2005 and 2004, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The tests were performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

A significant restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, the Company performed an evaluation of the recoverability of InSystems’ goodwill in advance of the annual test that would otherwise have been conducted in the fourth quarter of 2004.

The goodwill impairment test is a two-step process which is performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Under the first step, the Company calculated the fair value of InSystems based on discounted expected future cash flows, using a risk-adjusted discount rate, and a terminal value based on a multiple of earnings before interest, depreciation, taxes, and amortization.  The Company utilized five-year forecasts that were based on management’s best estimate of future sales, future investments, and profitability.  These estimates were based primarily on expected license revenue, service revenue, and maintenance revenue and reflected routine enhancements for its document automation software and a modest recovery in the general economy.  These estimates contained more modest projections for revenue growth and recovery in the insurance market from those used in earlier impairment tests.  These estimates were reviewed and approved by senior management.

The results of the first step indicated that the carrying value of the InSystems assets exceeded their fair value.  The analysis showed that a majority of the reduction in fair value since the test at the end of 2003 was caused by the reduction in earnings multiples that occurred in the software industry over the first nine months of 2004.  Additionally, delays in the timing of expected recovery in the insurance market, a lower base for revenue growth stemming from recent restructuring actions at InSystems, and decreased revenue in 2004 contributed to a reduced earnings forecast.

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

NOTE 9 – OTHER CURRENT LIABILITES

Other current liabilities consist of the following:

	January 1,	January 2,
	2006	2005

Non-income taxes	$ 6,244	$ 8,149
Dividends payable	6,632	6,567
Customer rebates	2,354	3,490
Other current liabilities	17,485	21,399
Total	$ 32,715	$ 39,605

At January 2, 2005, the total liability for unclaimed funds was $5,036 including an estimate of the liability for the results of an ongoing audit related to numerous states for years prior to 2002.  The calculation is based upon the evaluation of information currently available, prior experience in settling state audits, an estimate for any interest and penalties, as well as any liability for states not involved in the audit.  In 2005, the Company reduced its estimate of the total liability for unclaimed funds by $1,601 which increased net income from continuing operations by approximately $974 or $0.03 per diluted share.

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	January 1,	January 2,
	2006	2005

Revolving credit facility	$ 34,000	$ 80,000
Capital lease obligations	990	1,416
Total	34,990	81,416
Less current portion	611	80,549

Long-term portion	$ 34,379	$ 867

On May 9, 2005, the Company entered into a $100,000 five-year senior secured revolving credit facility (the New Facility) with seven banks.  The New Facility replaces the Company’s $150,000 unsecured revolving credit facility agreement that expired on May 11, 2005.  At the time of expiration of the Company’s previous revolving credit facility, $40,000 was outstanding.  This amount was immediately transferred to the New Facility.

The New Facility is secured by the Company’s accounts receivable and inventories and certain other assets of the Company.  The New Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10,000.

The New Facility provides for the payment of interest on amounts borrowed at an annual rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread, was 5.875% at January 1, 2006.  The Company is also required to pay a fee on the unused portion of the New Facility.  As of January 1, 2006, such fee is payable at an annual rate of 37.5 basis points.  The interest rate at January 2, 2005 was 2.725% which was based on LIBOR plus a spread dependent upon the Company’s net debt to total capital ratio.

In 2004, the Company entered into a three-year capital lease for computer equipment.  During 2005, the Company entered into an amendment of the lease to add additional computer equipment.  The Company’s capitalized lease obligation provides for aggregate payments, including interest, of approximately $1,857.  Payments under the lease, including interest, are as follows:  2006-$628; 2007-$361; and 2008-$21.  At January 1, 2006, future minimum payments for the lease were $1,010 including $20 representing interest.  Amortization expense for the capital lease is included with depreciation expense on the Company’s Consolidated Statement of Income for the year ended January 1, 2006.

The carrying amount of the Company’s debt approximates fair value due to the relatively short maturities of these obligations.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2005	2004	2003
Current:
Federal	$ (139)	$ (707)	$ 1,272
State and local	132	784	899
Foreign	-	(49)	-
	(7)	28	2,171
Deferred	8,064	(28,390)	(25,704)

Total	$ 8,057	$ (28,362)	$ (23,533)

The significant components of the deferred tax expense (benefit) are as follows:

	2005	2004	2003

Depreciation	$ (5,628)	$ 3,781	$ (3,378)
Goodwill and intangible assets	2,719	(16,491)	137
Restructuring	1,124	(1,144)	(158)
Pension	(1,674)	(4,333)	(4,784)
Inventories	(23)	421	1
State and local net operating loss carryforward	2,135	(1,231)	(1,432)
Federal tax credit	-	(367)	-
Compensation and benefits	(1,051)	360	(15)
Accounts and notes receivable	491	(201)	728
Retiree healthcare benefits	1,539	1,303	(159)
Canadian experimental development expenditures	(71)	1,850	-
Federal net operating loss carryforward	6,568	(11,186)	(15,524)
Other	1,935	(1,152)	(1,120)

Total	$ 8,064	$ (28,390)	$ (25,704)

The components of the current net deferred tax asset and long-term net deferred tax asset are as follows:

	January 1,	January 2,
	2006	2005
Deferred tax asset:
Allowance for doubtful accounts	$ 921	$ 1,461
Inventories	1,138	1,115
Compensation and benefits	10,631	9,579
Restructuring	1,275	2,365
Other	1,981	2,057

Total current asset	15,946	16,577

Deferred tax asset (liability):
Depreciation	(19,455)	(25,145)
Notes receivable	1,236	1,187
Goodwill and intangible assets	29,945	32,665
Pension	39,414	30,695
Retiree healthcare benefits	17,197	18,736
Canadian experimental development expenditures	1,188	1,078
Canadian net operating loss carryforward	6,124	5,459
Capital loss carryforwards	1,179	1,464
Federal net operating loss carryforward	10,882	19,947
State and local net operating loss carryforward	1,861	3,998
Federal tax credit	2,301	1,942
Other	2,163	2,417

Total long-term tax asset	94,035	94,443
Less: valuation allowance	(10,098)	(7,938)

Net long-term asset	83,937	86,505

Net deferred tax asset	$ 99,883	$ 103,082

At January 1, 2006, the Company has unused U.S. federal and state net operating loss carryforwards of $28,675 and $39,874, respectively, generally expiring from 2021 through 2024.  The Company does not expect these operating losses to expire unused.

The Company has a U.S. capital loss carryforward of $3,008 which expires in 2008.  A valuation allowance has been provided on the tax benefit associated with this carryforward as it is more likely than not that this carryforward will not be utilized before the expiration period.

The Company has $15,866 of Canadian net operating loss carryforwards available to offset future taxable income in Canada which expire as follows:  $3,992 in 2006 and $11,874 between 2009 and 2012.  The Company also has $3,078 of deferred Canadian experimental development expenditures which may be carried forward indefinitely and used to reduce future taxable income in Canada and $286 of related Canadian income tax credits.  These credits begin expiring in 2011.  Further, the Company has $3,626 of future Canadian tax deductions from other temporary differences. A valuation allowance has been provided against the deferred tax asset for all of these items as it is more likely than not that the tax benefit of these items will not be realized in Canada.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2005	2004	2003

Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State and local income taxes	4.2	(5.0)	(5.3)
Ohio tax law change	32.4	-	-
InSystems valuation allowance	15.7	-	-
Settlement of Canadian tax audits	-	3.7	-
Other	3.2	(2.5)	2.0

Effective tax rate	90.5%	(38.8)%	(38.3)%

Ohio corporate tax legislation enacted on June 30, 2005, phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.

The effect of the change in tax legislation was to increase income taxes by $2,889 in 2005 to reduce the deferred tax assets established for net operating loss benefits in Ohio that are not expected to be realized and other deferred tax assets, primarily related to employee benefit plans.

NOTE 12 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A.  These are equal in all respects except voting rights and restrictions on ownership of Class A stock.  Each of the 24,108,939 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes.  Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

The Company maintains a grantor trust (Trust) to fund the Company’s obligations under a deferred compensation plan for eligible participants.  The benefits payable from the Trust are included in the deferred compensation liability shown on the Company’s Consolidated Balance Sheet.  The Trust is funded with cash and life insurance policies.  Previously, the Trust was partially funded with shares of the Company’s Common stock.  Because obligations under the deferred compensation plan are intended to be settled only in cash, in 2003 the Company replaced all of the shares from the Trust with $2,260 in cash and transferred the shares to Treasury stock.

NOTE 13 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2005	2004	2003
Weighted average shares outstanding - basic	28,738	28,536	28,320
Dilutive effect of stock options	28	-	-
Weighted average shares outstanding - diluted	28,766	28,536	28,320

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase approximately 996,000 shares during fiscal year 2005 were not included in the computation of diluted EPS, because the exercise prices of the options were greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.  Due to the net loss from continuing operations incurred in fiscal years 2004 and 2003, no outstanding options were included in the diluted EPS computation for those years, because they would automatically result in anti-dilution.

NOTE 14 – STOCK OPTIONS, RESTRICTED STOCK AND INCENTIVE COMPENSATION

The Company has one plan under which stock options for the purchase of common shares may currently be granted to officers and key employees.  The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of options for the purchase of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or non-qualified stock options, restricted stock grants, and stock appreciation rights.  Stock options granted under the 2002 Plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  An incentive stock option granted to a person who, on the grant date, owns 10% or more of the shares of voting stock of the Company or its subsidiaries must have an exercise price of not less than 110% of the fair market value on the grant date.  The options are exercisable over periods determined when granted.

A committee of the Board of Directors (Committee) administers the Company’s stock incentive plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock incentives under the 2002 Plan.

Under the 2002 Plan, shares subject to a stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, and may include specified performance objectives.  In 2005, the Company awarded restricted stock grants under the 2002 Plan which vest subject to attainment of performance goals by fiscal year-end 2007.  If the performance goal is attained prior to 2007, vesting will accelerate.  If, however, the performance goal is not attained by fiscal year-end 2007, these restricted stock awards will be forfeited and cancelled.

The 1995 Incentive Stock Option Plan (1995 Plan), which expired during 2005, provided for the granting of options for the purchase of a maximum of 3,000,000 shares.  Under the terms of the 1995 Plan, options could be either incentive or non-qualified.  Stock options granted under the 1995 Plan had a maximum term of ten years and the exercise price per share was not less than the fair market value on the grant date.  The remaining options outstanding under the 1995 Plan are exercisable over one to four years.

In 2004, as part of an acquisition agreement, the Company’s Board of Directors also approved restricted stock awards to one individual not to exceed an aggregate dollar amount of $1,750.

The weighted average fair values of stock options granted in fiscal years 2005, 2004, and 2003, were estimated at $2.19, $3.02, and $3.47, per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.8%	3.3%	3.3%
Dividend yield	6.9%	6.3%	5.8%
Expected life	5 years	5 years	5 years
Expected volatility	33.5%	33.5%	33.4%

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

Information regarding the Company’s stock option plans for fiscal years 2005, 2004, and 2003, is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at
beginning of year	2,618,034	$ 21.11	2,895,063	$ 22.00	2,379,323	$ 23.23
Granted	382,150	11.56	645,240	18.26	1,000,950	18.82
Exercised	(122,745)	12.56	(48,901)	12.83	(78,900)	12.74
Canceled	(485,813)	19.70	(873,368)	22.42	(406,310)	23.12

Outstanding at
end of year	2,391,626	$ 20.31	2,618,034	$ 21.11	2,895,063	$ 22.00

Following is a summary of the status of stock options outstanding at January 1, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	of	Remaining	Exercise	of	Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$10.35 - $15.85	688,270	7 years	$ 12.96	320,831	$ 13.01
$16.00 - $18.01	627,260	5 years	17.79	623,060	17.79
$18.06 - $22.87	550,600	6 years	20.54	549,850	20.54
$23.48 - $32.38	201,096	3 years	30.19	201,096	30.19
$32.77 - $35.31	324,400	2 years	34.29	324,000	34.29

	2,391,626			2,018,837

Certain employees of the Company participate in a restricted stock program.  In fiscal years 2005, 2004, and 2003 the Company awarded 235,899; 58,162; and 232,622 shares of restricted Common stock with market values of $3,052, $908, and $4,527, respectively.  In fiscal years 2005, 2004, and 2003, there were forfeitures of 57,216; 113,011; and 21,658 restricted shares with market values of $918, $2,312, and $538, respectively.  These amounts are recorded as unearned compensation-restricted stock and are shown as a net reduction of shareholders’ equity.  Unearned compensation is being amortized to expense over vesting periods of three, four, and five years, and amortization for fiscal years 2005, 2004, and 2003 amounted to $2,090, $1,666, and $2,382, respectively.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.

NOTE 15 – PENSION PLANS

The Company has a qualified defined benefit plan covering certain of its U.S. employees.  The benefits are based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier.  Effective December 31, 2004, the qualified defined benefit pension plan was no longer available to new participants and the benefit formula for certain participants (primarily participants hired after December 31, 1999) was frozen.  These participants do not earn any additional benefit credits after this date; however, their lump sum earns 4% interest annually until termination of employment with the Company.  Participants not affected by this change will continue to receive and accrue pension benefits as with the current plan.  The Company contributes to the plan to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.  The Company considers the funded status of the plan, required plan contributions, income tax deductibility, and quarterly cash flow in its funding decisions.  Pension plan assets are invested in a broadly-diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

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

The following sets forth the reconciliation of the benefit obligations and plan assets and the funded status for all Company pension plans.  The Company used a December 31 measurement date to determine the benefit obligation and fair value of plan assets at the end of 2005 and 2004.

Change in Benefit Obligation	2005	2004

Benefit obligation at beginning of year	$ 461,151	$ 462,063
Service cost	7,755	11,390
Interest cost	26,612	26,778
Actuarial loss (gain)	30,993	(827)
Benefits paid	(50,205)	(39,777)
Adjustment for supplemental obligation	-	1,524

Benefit obligation at end of year	$ 476,306	$ 461,151
Change in Plan Assets

Fair value of plan assets at beginning of year	$ 347,832	$ 338,776
Actual return on plan assets	25,974	37,203
Employer contributions	16,693	11,630
Benefits paid	(50,205)	(39,777)

Fair value of plan assets at end of year	$ 340,294	$ 347,832

Funded status	$ (136,012)	$ (113,318)
Unrecognized net actuarial loss	236,355	219,641
Unrecognized prior service cost	1,517	2,638

Net amount recognized	$ 101,860	$ 108,961

Amounts Recognized in Balance Sheet

Accrued benefit cost	$ (107,236)	$ (83,273)
Accumulated other comprehensive loss	123,791	112,858
Intangible asset	2,986	4,101
Deferred income tax benefit	82,319	75,275

Net amount recognized	$ 101,860	$ 108,961

The increase in the actuarial loss for 2005 compared with 2004 is primarily due to decreasing the liability discount rate for the benefit obligation from 6.0% to 5.75% for 2005.  A change in the assumptions related to the valuation of distributions to retirees also contributed to the increase.  Historically, distributions have been valued as annuities and, beginning with the 2005 benefit obligation calculation, they will be valued as lump sum payments since a majority of retirees choose lump sum payments as the form of distribution.  This change increased the benefit obligation by approximately $4,000.

Information related to pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2005	2004
Projected benefit obligation	$ 476,306	$ 461,151
Accumulated benefit obligation	447,475	431,105
Fair value of plan assets	340,294	347,832

The Company’s three nonqualified plans have no plan assets.  The total unfunded projected benefit obligation of these three plans was $28,168 and $24,764 at the respective 2005 and 2004 year-ends.  The related accumulated benefit obligations were $24,295 and $22,169 at the same respective year-ends.

The amount included within comprehensive income resulting from a change in the additional minimum pension liability recognized is as follows:

	2005	2004	2003

Increase (decrease) in minimum pension liability
included in comprehensive income	$ 10,933	$ (10,086)	$ 6,135

Components of Net Periodic Benefit Cost	2005	2004	2003

Service cost of benefits earned	$ 7,755	$ 11,390	$ 11,274
Interest cost on projected benefit obligation	26,612	26,778	27,714
Expected return on plan assets	(30,681)	(33,800)	(39,231)
Amortization of prior service costs	1,121	1,121	1,063
Settlement loss	-	-	25,228
Amortization of net loss from prior periods	18,988	17,440	8,470

Total	$ 23,795	$ 22,929	$ 34,518

The settlement loss in 2003 is related to the non-cash charge for pension settlements associated with a significant number of associates retiring in 2003 and electing a lump sum payment of their pension benefit which significantly increased the amount of benefit payments recorded in 2003.

Weighted-average Assumptions

Projected benefit obligation	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%
Future compensation increase rate
- current year	3.50%	3.50%	0.00%
- subsequent years	3.50%	3.50%	3.50%

Net periodic benefit cost
Discount rate	6.00%	6.00%	6.75%
Expected long-term rate of return
on plan assets	8.75%	8.75%	9.00%

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

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2005	2004
Equity securities	77%	77%
Debt securities	16%	20%
Real Estate	5%	0%
Other	2%	3%

Total	100%	100%

The Company’s long-term investment policy objectives with respect to the qualified defined benefit plan assets are to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation, to achieve an annual investment return target of 8.75% over a 10-year period, and to achieve an annual investment return that exceeds inflation by at least 4% per year as measured over a three- to five-year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 20% to a maximum of 40% with a target percentage of 30%.  Equity real estate percentages range from a minimum of 0% to a maximum of 10% with a target of 5%.

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

The Company does not have a funding requirement in 2006, but expects to make a voluntary contribution of a minimum of $20,000 to its qualified defined benefit plan.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2006	$ 28,900
2007	31,700
2008	33,400
2009	35,000
2010	34,900
2011-2015	192,300

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan.  As a result of the changes to the qualified defined benefit plan discussed above, the Company enhanced its matching contribution to the 401(k) savings plan resulting in increased expense in 2005 compared to prior years.  Expense recorded for employer matching contributions under this plan totaled $3,721, $2,167, and $2,077 for 2005, 2004, and 2003, respectively.

NOTE 16 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees.

The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.  The Company used a December 31 measurement date to determine the benefit obligation at the end of 2005 and 2004.

Change in Benefit Obligation	2005	2004

Benefit obligation at beginning of year	$ 36,289	$ 43,426
Service cost	-	-
Interest cost	2,063	2,076
Amendments	(13,433)	-
Actuarial loss (gain)	92	(5,954)
Net retiree benefits paid	(3,322)	(3,259)

Benefit obligation at end of year	$ 21,689	$ 36,289

Change in Plan Assets

Plan assets	-	-

Funded status	$ (21,689)	$ (36,289)
Unrecognized net actuarial loss	9,063	9,495
Unrecognized prior service cost	(31,259)	(20,032)

Accrued postretirement obligation recognized in the balance sheet	$ (43,885)	$ (46,826)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, amounted to $3,322, $3,259, and $3,424 in 2005, 2004, and 2003, respectively.

Components of Postretirement Benefit Cost	2005	2004	2003

Service cost	$ -	$ -	$ -
Interest cost	2,063	2,076	3,686
Amortization of prior service cost	(2,206)	(2,206)	(1,628)
Amortization of net loss from prior periods	524	446	1,761

Total	$ 381	$ 316	$ 3,819

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

The postretirement benefit cost for 2004 includes a favorable impact from the effect of the subsidy, including a reduction of interest cost and a reduction of amortization of the net loss from prior periods.  Postretirement benefit cost for 2003 did not include any impact from the effect of the subsidy.  The reduction in postretirement benefit cost in 2004 is also due to plan amendments late in 2003 which reduced benefits and a reduction in the number of retirees.

During 2005 the Company determined that the prescription benefits offered under Medicare Part D were more favorable to its retirees than the rates offered under the Company’s Postretirement Healthcare Benefit Plan.  As a result, effective January 1, 2006, the plan was amended to discontinue prescription benefits offered under the plan.  The effect of this change reduced the benefit obligation at January 1, 2006 by $13,433 and will reduce postretirement benefit cost in 2006 by approximately $1,900.

Weighted-average Assumption

Benefit obligation	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%

Net periodic benefit cost
Healthcare cost trend rate assumed	8.00%	9.00%	10.00%
for next year
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	4.75%	5.00%
Year that the rate reaches the
ultimate trend rate	2012	2010	2009

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

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and
interest cost	$ 152	$ (135)
Effect on postretirement benefit
obligation	1,522	(1,352)

The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2006	$ 2,006
2007	1,984
2008	1,998
2009	2,016
2010	1,980
2011-2015	9,351

NOTE 17 – SEGMENT REPORTING

The Company’s four reportable segments are Document and Label Solutions, POD Services, InSystems, and Digital Solutions.  Other includes the Company’s Commercial Print, International, and PathForward operating segments.  In 2004, the Company discontinued allocating certain components of pension expense to operating segments.  These costs are included in other unallocated corporate expense for 2005 and 2004.

Document and Label Solutions offers document printing and label solutions including custom-printed documents; just-in-time digital printing; intelligent printing solutions used to deliver documents on demand; document management; secure document solutions; business supplies; label solutions; and warehouse and distribution services that help its customers manage their business information and transact with their customers and suppliers.  This segment also offers identification solutions that are used for financial transactions, inventory control, product identification, distribution, regulatory compliance, healthcare, and other applications that require accuracy and security.  Document and Label Solutions also produces custom pressure-sensitive labels, flexographic, screen and offset printed labels, bar code labels, compliance labels, and variable image products that use the latest laser and thermal transfer technology.  Document and Label Solutions consists of six business units that have been aggregated for segment reporting purposes.

POD Services provides its customers a portfolio of custom print products and related services – producing static, versioned, and variable printed documents when the customer wants them, where they want them, and in the quantity they desire.  This segment helps customers communicate more effectively with their clients by providing customized information and marketing materials.  This segment focuses on outsourcing products and services that primarily serve large- and middle-market companies in the financial services, healthcare, and commercial industries.  The types of products and services this segment offers include high-end digital color or black/white, short-run, quick print production (print-on-demand), billing and statement solutions, one-to-one marketing communications (variable print-on-demand), web-based “information request” fulfillment, and customer information kits (cards, policies, statements, manuals, etc.)  POD Services consists of two business units that have been aggregated for segment reporting purposes.

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

Digital Solutions offers a suite of intelligent, integrated solutions including the ExpeData™ digital pen and paper technology.  Combining the simplicity of paper with the power of digital, this innovative technology gives organizations the ability to capture information simply and naturally, automatically converting handwriting into a digital format, verifying it, and making it available to back-end systems such as customer relationship management, inventory management, and patient records.

The accounting policies of the segments are the same as those described in Note 1.  The segments are managed and reported internally primarily by the type of products they produce.  The Company evaluates segment performance based on operating income.  No single customer provided more than 10% of the Company’s revenue in 2005.

In 2004 the Company reclassified certain operating segments included in its reportable segments to reflect the revised organizational structure of the Company.  The Company did not revise assets by segment for 2003 because it was not practicable to do so.  Accordingly, 2003 realigned asset-related amounts are not presented.

Information about the Company’s operations by reportable segment is as follows:

			Document and	POD		Digital
			Label Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2005	$ 619,213	$237,675	$ 11,175	$ 671	$33,181	$ 901,915
		2004	614,422	240,216	11,922	105	23,584	890,249
		2003	621,724	235,870	18,570	-	18,106	894,270
Intersegment revenues		2005	$ -	$ -	$ -	$ -	$ -	$ -
		2004	-	-	-	-	-	-
		2003	-	-	-	-	1,362	1,362
Operating income (loss)	(a)	2005	$ 42,751	$ 96	$ (6,606)	$ (5,704)	$ (3,798)	$ 26,739
from continuing	(b)	2004	15,812	1,663	(59,599)	(6,463)	(6,871)	(55,458)
operations	(c)	2003	(21,315)	(14,501)	(15,044)	(386)	(5,345)	(56,591)
Total assets		2005	$ 238,283	$ 66,837	$ 23,013	$ 1,715	$ 8,441	$ 338,289
		2004	260,047	70,671	29,611	2,071	7,703	370,103
Fixed asset additions		2005	$ 7,065	$ 7,970	$ 128	$ 173	$ 13	$ 15,349
		2004	10,103	8,042	281	437	104	18,967
Depreciation and		2005	$ 16,849	$ 6,845	$ 5,369	$ 646	$ 341	$ 30,050
amortization		2004	18,436	5,757	5,707	67	721	30,688

(a) 2005 operating income (loss) includes restructuring and asset impairment charges as follows:
Restructuring			$ 189	$ 470	$ 1,269	$ -	$ -	$ 1,928
Impairment			210	-	-	-	93	303

(b) 2004 operating income (loss) includes restructuring and asset impairment charges as follows:
Restructuring			$ 4,911	$ 662	$ 2,601	$ -	$ 29	$ 8,203
Impairment			536	318	47,623	-	-	48,477

(c) 2003 operating loss includes restructuring, asset impairment, and pension settlement charges as follows:
Restructuring			$ 11,564	$ 4,368	$ 1,695	$ -	$ 4	$ 17,631
Impairment			9,054	2,249	4,487	-	1,190	16,980

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	2005	2004	2003
Total consolidated revenues	$ 901,915	$ 890,249	$ 894,270

Operating income (loss)	$ 26,739	$ (55,458)	$ (56,591)
Corporate restructuring and asset impairment	(338)	(5,406)	(1,250)
Other unallocated corporate expense	(15,170)	(9,842)	(1,798)
LIFO adjustment	(402)	85	1,202
Total other expense	(1,923)	(2,437)	(3,073)
Income (loss) from continuing operations before income taxes	$ 8,906	$ (73,058)	$ (61,510)

Total Assets	$ 338,289	$ 370,103
Corporate and unallocated	137,623	172,870
Total consolidated assets	$ 475,912	$ 542,973

Capital expenditures	$ 15,349	$ 18,967
Corporate and unallocated	5,000	5,930
Total consolidated capital expenditures	$ 20,349	$ 24,897

Depreciation and amortization	$ 30,050	$ 30,688
Corporate and unallocated	9,167	12,221
Total consolidated depreciation and amortization	$ 39,217	$ 42,909

The Company’s operations are conducted primarily in the United States and Canada.  Revenue by geographic area is based on the location where the revenue is generated.  Information about the Company’s operations by geographic area for 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Revenues from external customers
United States	$ 900,777	$ 887,841	$ 889,126
Foreign	1,138	2,408	5,144
Total	$ 901,915	$ 890,249	$ 894,270

Long-lived assets
United States	$ 243,262	$ 264,527
Foreign	18,747	26,206
Total	$ 262,009	$ 290,733

NOTE 18 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and trade receivables.  Cash and cash equivalents and short-term investments are placed with high-credit quality financial institutions.  The Company’s credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification.  As disclosed on the Consolidated Balance Sheet, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $1,690 at January 1, 2006.  The Company has a commitment with an equipment supplier to spend $2,000 over the remaining two year commitment term.  The Company also has three years remaining on a commitment with a software company for annual license maintenance fees of $96.  In addition, the Company has various other purchase commitments for telecommunications services from suppliers under multi-year agreements that provide for minimum annual commitments of $1,430.  The Company outsources certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At January 1, 2006, the early termination penalties total approximately $4,021.  The remaining terms of the agreements range from one to three years.  As these remaining terms diminish the amount of the termination penalties decline.  The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company had outstanding letters of credit as of January 1, 2006 totaling approximately $7,219 as a requirement of the Company’s workers’ compensation insurance.  All letters of credit are renewable annually.

The Company is obligated under several operating leases, none of which are considered individually significant, expiring at various dates.  Annual expense under these leases was $17,604 in 2005, $21,421 in 2004, and $21,819 in 2003.

Rental commitments under existing leases at January 1, 2006 are as follows:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2006	$ 12,468	$ 4,384	$ 114	$ 649	$ 17,615
2007	10,774	3,100	114	191	14,179
2008	7,948	1,504	114	166	9,732
2009	4,803	817	8	110	5,738
2010	1,847	512	-	102	2,461
Later years	629	212	-	-	841

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
(Dollars in thousands, except per	April 3,	July 3,	October 2,	January 1,
share amounts)	2005	2005	2005	2006

Revenue	$ 231,979	$ 225,458	$ 221,448	$ 223,030
Gross margin	84,109	78,398	78,664	77,441
Income (loss) from continuing operations	2,208	(2,714)	1,382	(27)
Income (loss) from discontinued operations	146	406	-	(2)
Net income (loss)	2,354	(2,308)	1,382	(29)

Basic and diluted income (loss) per share from
Continuing operations	0.08	(0.09)	0.05	-
Discontinued operations	-	0.01	-	-

	Quarters Ended
(Dollars in thousands, except per	March 28,	June 27,	September 26,	January 2,
share amounts)	2004	2004	2004	2005

Revenue	$ 220,276	$ 220,853	$ 212,958	$ 236,162
Gross margin	82,969	80,742	77,693	82,865
Income (loss) from continuing operations	(6,806)	(3,131)	(35,102)	343
Income from discontinued operations	307	510	646	13,015
Net income (loss)	(6,499)	(2,621)	(34,456)	13,358

Basic and diluted income (loss) per share from
Continuing operations	(0.24)	(0.11)	(1.23)	0.01
Discontinued operations	0.01	0.02	0.02	0.46

Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

Pretax adjustments included in the quarterly information above are as follows:

Income (loss) from continuing operations for 2005 includes restructuring charges of $528, $1,472, $42, and $224 in the first through fourth quarters, respectively.  Also included in 2005 income (loss) from continuing operations are asset impairments of $157 and $146 in the third and fourth quarters, respectively.

Included in income from continuing operations for second quarter 2005 is $2,861 increase to income tax expense related to a change in Ohio corporate tax legislation as discussed in Note 11 to the consolidated financial statements.  In addition, income from continuing operations for fourth quarter 2005 includes a $1,601 reduction in selling, general, and administrative expense related to the adjustment of the liability for unclaimed funds as discussed in Note 9; a $900 increase in cost of sales related to a change in the estimated amount of subcontracted finished goods inventories excluded from the LIFO calculation as discussed in Note 7; and a $1,400 increase to income tax expense to increase the valuation allowance against Canadian deferred tax assets as discussed in Note 11 to the consolidated financial statements.

Income (loss) from continuing operations for 2004 includes restructuring charges of $3,341, $2,195, $6,521, and $1,552 in first through fourth quarters, respectively.  Also included in 2004 income (loss) from continuing operations are asset impairments of $789, $47,611, and $77 in second, third, and fourth quarters, respectively.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of January 1, 2006.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report included on page 41.

Limitations on the Effectiveness of Disclosure Controls

Our Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Scope of Evaluation

Our evaluation of Disclosure Controls included a review of their objectives, design, and effectiveness, including their effect on the information generated for use in this annual report on Form 10-K.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of our Disclosure Controls can be reported upon in our quarterly reports on Form 10-Q and in our Annual Report on Form 10-K.

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to the Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the fourth quarter of fiscal 2005, there have been no significant changes to our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

As part of our continuing effort to reduce fixed costs, on March 9, 2006 we announced our plan to close a plant within the Document and Labels Solutions segment and move production to several other existing facilities.  We expect to incur approximately $2.7 million in restructuring charges, including $1.1 million for employee-related costs and $1.6 million of associated exit costs, and approximately $2.1 million of non-cash asset impairments.  The cash portion of these charges is expected to be recovered within one year from the cash savings realized from the restructuring action.

PART III

Item 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” in Part I of this report.

Audit Committee

The Company has a separately designated standing Audit Committee.  Members of the Audit Committee are Sherrill W. Hudson (Chairman of the Audit Committee), F. David Clarke, III, Ann Scavullo, and John J. Schiff.

Audit Committee Financial Experts

The Board of Directors has determined the members of its Audit Committee meet the independence and financial literacy requirements of the New York Stock Exchange.  In addition, the Board has determined that one member in particular satisfies the “financial expert” qualifications contained in regulations issued pursuant to the Sarbanes-Oxley Act of 2002.  Specifically, the Board has concluded that Audit Committee member Sherrill W. Hudson qualifies as a financial expert given his 37-year career with Deloitte & Touche, a firm of certified public accountants.  Mr. Hudson’s experience with respect to audits of financial statements of publicly-held companies, internal controls, application of GAAP and audit committee functions, and his independence as a board member meets the criteria for financial expert established by the Board in conformity with applicable regulations.

Code of Ethics

Our Audit Committee recommended, and our Board adopted, the Company’s revised Code of Ethics.  We re-emphasized that directors, and all of our employees, including our Chief Executive Officer, our Chief Financial Officer, our Controller and all other principal executive officers and senior financial officers, are subject to the letter and spirit of the Code.  We have not made any waivers of our Code of Ethics.  The Code of Ethics covers such topics as conflicts of interest, confidentiality, compliance with legal requirements and other business ethics subjects.  It is intended to promote honest and ethical conduct, full disclosure and accurate reporting, and compliance with laws as well as other matters.

Our Audit Committee also established procedures for the receipt, retention and investigation of complaints regarding accounting, internal accounting controls, or auditing matters.  Any interested person may contact the Audit Committee directly through our website by clicking on “About SR”, then “Corporate Governance” and following the link to the Audit Committee.  Our employees may contact the Audit Committee, anonymously if they wish, by calling a toll-free number.  A third party records the complaints related to accounting and auditing matters and forwards them directly to the Audit Committee.

We have distributed a copy of the Code of Ethics to all employees and it is posted on our website, www.standardregister.com, in the “About SR” section.  You can obtain a copy of the Code of Ethics, without charge, by contacting our legal counsel at 937-221-1506.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Executive Compensation Summary Compensation Table in our Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006.

Item 12 – SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006.

The following table summarizes aggregate information as of January 1, 2006 regarding our equity compensation plans under which our equity securities have been authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders (1)	2,391,626	$ 20.31	2,789,240

Equity compensation plans not approved by shareholders	-	$ -	-

(1)

Includes the Company’s 1995 Incentive Stock Option Plan and 2002 Equity Incentive Plan.

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 27, 2006.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the fiscal years ended January 1, 2006 and January 2, 2005.

	2005	2004
Audit Fees (1)	$ 954,300	$ 1,056,000
Audit Related Fees (2)	64,800	71,500
Tax Fees (3)	7,000	7,000
Other	-	-

Total	$ 1,026,100	$ 1,134,500

(1) Audit Fees - This category includes the audit of Standard Register’s annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Battelle & Battelle LLP in connection with statutory and regulatory filings or engagements.

(2) Audit Related Fees - This category consists of assurance and related services provided by Battelle & Battelle LLP that were reasonably related to the performance of the audit or review of our financial statements.  It includes fees billed in 2005 and 2004 for the audit of our benefit plans and accounting consultation.

(3) Tax Fees - This category consists of professional services performed by Battelle & Battelle LLP for tax consultation in 2005 and 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee established a policy related to approval of all services performed by our independent auditors, Battelle & Battelle LLP.  In the policy, the Audit Committee approved all audit work and permissible audit-related services consisting of audits of our employee benefit plans and financial due diligence in connection with mergers, acquisitions, divestitures and similar transactions.  Tax services and all other services require specific pre-approval by the Audit Committee before the services are performed.  A request for pre-approval must include a description of the service and the estimated fees.  Requests are submitted to the Audit Committee in one of the following ways:

1.

Request for approval of services is submitted at a meeting of the Audit Committee; or

2.

Request for approval of services is submitted to a designated member of the Audit Committee.

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2005 and 2004, the Audit Committee pre-approved all audit-related fees, tax fees and all other fees.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended January 1, 2006 and January 2, 2005.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – January 1, 2006 and January 2, 2005

Consolidated Statement of Income and Comprehensive Income – Years ended January 1, 2006, January 2, 2005, and December 28, 2003

Consolidated Statement of Shareholders’ Equity – Years ended January 1, 2006, January 2, 2005, and December 28, 2003

Consolidated Statement of Cash Flows – Years ended January 1, 2006, January 2, 2005, and December 28, 2003

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

   87

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits on pages 84-85 are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

THE STANDARD REGISTER COMPANY

By:  /S/  D.L. Rediker

D.L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 9, 2006:

Signatures	Title

/S/ P. H. Granzow	Chairman of the Board and Director
P. H. Granzow

/S/ C. J. Brown	Senior Vice-President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

P.H. Granzow, pursuant to power of attorneys, which are being filed with this Annual Report on Form 10-K, has signed below on March 9, 2006, as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.	A. Scavullo
F. D. Clarke, III	J. J. Schiff, Jr.
S. W. Hudson	J.Q. Sherman, II
D. L. Rediker

/S/  P.H. Granzow

P.H. Granzow

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

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1

The Credit Agreement between Standard Register and the following banking institutions: Banc of

America Securities LLC, KeyBank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., National City Business Credit, Inc., U.S. Bank, N.A., The Bank of New York, and Fifth Third Bank, incorporated by reference to Form 10-Q for the quarter ended July 3, 2005.

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

10.13	Asset Purchase Agreement between Pitney Bowes, Inc., and The Standard Register Company, dated December 13, 2004, incorporated by reference from Form 10-K for the year ended January 2, 2005.
COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of R. W. Begley, Jr., F. D. Clarke III, S. W. Hudson, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and for the three years in the period ended January 1, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, and the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, and have issued our reports thereon dated March 6, 2006.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2006

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED JANUARY 1, 2006

(Dollars in thousands)

Description	Balance at beginning of period	Acquisitions/ (Dispositions)		Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period

Year Ended January 1, 2006
Allowance for doubtful accounts-	3,703	-		463		(230)	(a,e)	1,590		2,346
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,968	-		(43)		230	(a)	-		3,155
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,671	$ -		$ 420		$ -		$ 1,590		$ 5,501

Inventory obsolescence	982	-		640		-		408	(b)	1,214

Restructuring liability	4,775			662	(c)	-		3,608	(d)	1,829

Year Ended January 2, 2005
Allowance for doubtful accounts-	3,523	-		1,013		(8)	(e)	825		3,703
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,886	-		82		-		-		2,968
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,409	$ -		$ 1,095		$ (8)		$ 825		$ 6,671

Inventory obsolescence	4,438	(1,963)	(f)	547		-		2,040	(b)	982

Restructuring liability	2,828	-		10,864	(c)	-		8,917	(d)	4,775

Year Ended December 28, 2003
Allowance for doubtful accounts-	5,381	-		(2)		22	(a,e)	1,878		3,523
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,446	-		787		80		427		2,886
Notes Receivable
Total Allowance for Doubtful Accounts	$ 7,827	$ -		$ 785		$ 102		$ 2,305		$ 6,409

Inventory obsolescence	2,213	-		5,800		-		3,575	(b)	4,438

Restructuring liability	2,437	-		12,989	(c)	-		12,598	(d)	2,828

(a) Transferred to/from Notes Receivable
(b) Obsolete inventory scrapped or written down to realizable value
(c) Recognized in connection with restructuring plan
(d) Payment of costs in connection with restructuring plan
(e) Foreign currency translation charged to Shareholders' Equity
(f) Sale of service equipment business