Form 10-Q
period 2006-04-02
STANDARD REGISTER CO
filed 2006-05-08
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 2, 2006
Common stock, $1.00 par value	24,190,665 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 2, 2006

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended April 2, 2006 and April 3, 2005	1

b)	Consolidated Balance Sheets
	as of April 2, 2006 and January 1, 2006	2

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended April 2, 2006 and April 3, 2005	4

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		17
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		26

Item 4. Controls and Procedures		26

Part II – Other Information

Item 1. Legal Proceedings		27

Item 1A. Risk Factors		27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		27

Item 3. Defaults upon Senior Securities		27

Item 4. Submission of Matters to a Vote of Security Holders		27

Item 5. Other Information		27

Item 6. Exhibits		27

Signatures		28

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	April 2	April 3
	2006	2005
REVENUE
Products	$ 208,108	$ 209,847
Services	23,550	22,132
Total revenue	231,658	231,979
COST OF SALES
Products	134,730	138,170
Services	12,914	12,017
Total cost of sales	147,644	150,187
GROSS MARGIN	84,014	81,792
OPERATING EXPENSES

Selling, general and administrative	69,268	66,626
Depreciation and amortization	8,812	10,173
Asset impairments	1,694	-
Restructuring charges	1,213	528
Total operating expenses	80,987	77,327
INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	3,027	4,465

OTHER INCOME (EXPENSE)
Interest expense	(515)	(666)
Other income	35	99
Total other expense	(480)	(567)
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
A CHANGE IN ACCOUNTING PRINCIPLE	2,547	3,898
INCOME TAX EXPENSE	1,126	1,690
NET INCOME FROM CONTINUING OPERATIONS
BEFORE CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	$ 1,421	$ 2,208

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of taxes	-	146
NET INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	$ 1,421	$ 2,354
Cumulative effect of a change in accounting principle, net of taxes	78	-
NET INCOME	$ 1,499	$ 2,354

BASIC AND DILUTED EARNINGS PER SHARE	$ 0.05	$ 0.08

Dividends Paid Per Share	$ 0.23	$ 0.23

NET INCOME	$ 1,499	$ 2,354
Deferred cost on forward contract	44	27
Foreign currency translation adjustment	(54)	(71)

COMPREHENSIVE INCOME	$ 1,489	$ 2,310

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 2,	January 1,
A S S E T S	2006	2006

CURRENT ASSETS
Cash and cash equivalents	$ 2,949	$ 13,609
Accounts and notes receivable, less allowance for doubtful
accounts of $2,122 and $2,346, respectively	127,531	123,006
Inventories	46,266	47,033
Deferred income taxes	15,944	15,946
Prepaid expense	15,338	14,309
Total current assets	208,028	213,903

PLANT AND EQUIPMENT
Land	2,473	2,473
Buildings and improvements	68,876	68,760
Machinery and equipment	217,226	219,511
Office equipment	168,495	166,804
Construction in progress	7,321	5,625
Total	464,391	463,173
Less accumulated depreciation	338,733	333,184
Total plant and equipment, net	125,658	129,989

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	9,589	10,309
Deferred tax asset	83,556	83,937
Software development costs, net	7,856	8,468
Restricted cash	880	1,188
Other	22,213	21,561
Total other assets	130,651	132,020

Total assets	$ 464,337	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 2,	January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 615	$ 611
Accounts payable	33,714	33,037
Accrued compensation	19,612	28,120
Deferred revenue	3,633	3,736
Accrued restructuring	2,240	1,829
Other current liabilities	24,275	32,715
Total current liabilities	84,089	100,048

LONG-TERM LIABILITIES
Long-term debt	34,232	34,379
Pension benefit obligation	110,324	107,236
Retiree health care obligation	42,940	43,885
Deferred compensation	16,454	16,357
Other long-term liabilities	545	555
Total long-term liabilities	204,495	202,412

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2006 - 26,114,427; 2005 - 26,032,701	26,114	26,033
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	57,761	60,223
Accumulated other comprehensive losses	(121,571)	(121,561)
Retained earnings	258,075	256,576
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	-	(3,193)
Total shareholders' equity	175,753	173,452

Total liabilities and shareholders' equity	$ 464,337	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended	13 Weeks Ended
	April 2	April 3
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,499	$ 2,354
Cumulative effect of a change in accounting principle	(78)	-
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	8,811	10,173
Restructuring charges	1,213	528
Asset impairment	1,694	-
Pension and postretirement benefit expense	6,786	6,564
Share-based compensation	607	362
Deferred income taxes	332	1,921
Other	157	178
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,537)	4,216
Inventories	767	1,636
Income taxes	1,202	(30)
Other assets	(2,557)	456
Restructuring spending	(802)	(1,989)
Accounts payable and accrued expenses	(9,639)	(13,655)
Pension and postretirement obligation	(4,643)	(3,924)
Other liabilities	(16)	(2,440)
Net cash provided by (used in) operating activities	796	6,350

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(5,063)	(6,089)
Proceeds from sale of plant and equipment	127	85
Net cash used in investing activities	(4,936)	(6,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	8	(10,000)
Principal payments on long-term debt	(151)	(136)
Proceeds from issuance of common stock	287	855
Dividends paid	(6,632)	(6,551)
Tax benefit from exercise of stock options	27	-
Net cash used in financing activities	(6,461)	(15,832)

Effect of exchange rate changes on cash	(59)	(73)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,660)	(15,559)

Cash and cash equivalents at beginning of period	13,609	44,088

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 2,949	$ 28,529

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly- owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 1, 2006 included in the Company’s Annual Report on Form 10-K.

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No.123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  Compensation expense recognized under SFAS No. 123(R) in the first quarter of 2006 was not material.  The Company also recognized a $78 reduction of expense net of taxes to record the cumulative effect of a change in accounting principle as of January 2, 2006 (see Note 6).

Effective January 2, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective January 2, 2006, the Company adopted SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – RESTRUCTURING AND IMPAIRMENT CHARGES

The Company has undertaken restructuring actions as part of an on-going effort to improve its utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended
	April 2,	April 3,
	2006	2005
2006 Restructuring Actions
Severance and employer related costs	$ 689	$ -
Associated costs	206	-
Total 2006	895	-

2004 Restructuring Actions
Severance and employer related costs	-	80
Contract exit and termination costs	133	9
Total 2004	133	89

2003 Restructuring Actions
Contract exit and termination costs	52	104
Total 2003	52	104

2001 Restructuring Actions
Contract exit and termination costs	133	335
Total 2001	133	335

Total restructuring expense	$ 1,213	$ 528

2006 Restructuring

Within the Document and Label Solutions (DLS) segment, the Company closed its Terre Haute, Indiana label production plant.  The plant’s productive capacity will be transferred to three other plants in the United States to improve overall efficiency and lower operating costs.  Restructuring costs to be incurred include severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.

Pre-tax components of 2006 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 840	$ 689	$ 689
Associated costs	1,630	206	206

Total	$ 2,470	$ 895	$ 895

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 689	$ (11)	$ 678
Total	$ 689	$ (11)	$ 678

In conjunction with the 2006 restructuring actions, the Company recorded $1,694 of asset impairments.  Of this amount, $1,667 was related to the DLS segment, and $27 related to the International segment.  Within the DLS segment, the Terre Haute building and certain pieces of equipment will be placed for sale and their carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and will be disposed of.

2005 Restructuring

Within the Print on Demand (POD) Services segment, the Company closed one printing center, selling the building at a small gain.  The Company moved production to other facilities and outsourced envelope production.  The Company plans to open a new digital-only facility in 2006.  The Company also closed a warehouse in the Document and Label Solutions segment.  Costs incurred primarily related to severance and employer-related costs.

A summary of the 2005 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Severance and employer related costs	$ 336	$ (109)	$ 227
Total	$ 336	$ (109)	$ 227

2004, 2003, and 2001Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease the remaining facilities.

A summary of the 2004 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Severance and employer related costs	$ 92	$ (62)	$ 30
Contract termination costs	1,135	(20)	1,115
Total	$ 1,227	$ (82)	$ 1,145

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Contract termination costs	$ 266	$ (76)	$ 190

Total	$ 266	$ (76)	$ 190

NOTE 4 – INVENTORIES

The components of inventories are as follows:

	April 2,	January 1,
	2006	2006

Finished products	$ 39,652	$ 39,019
Jobs in process	2,809	3,442
Materials and supplies	3,805	4,572

Total	$ 46,266	$ 47,033

NOTE 5 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	April 2,	April 3,
(Shares in thousands)	2006	2005

Weighted average shares outstanding - basic	28,877	28,544
Dilutive effect of stock options	108	21

Weighted average shares outstanding - diluted	28,985	28,565

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase approximately 1,803,000 and 2,152,000 shares at April 2, 2006 and April 3, 2005 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.

NOTE 6 – SHARE BASED COMPENSATION

The Company has one plan under which share-based awards may currently be granted to officers and key employees.  The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or non-qualified stock options, restricted stock grants, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the Company’s stock incentive plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock incentives under the 2002 Plan.

Stock options granted under the 2002 Plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  The options are exercisable over periods determined when granted, generally one to four years.  Stock options granted under a previous plan had a maximum term of ten years and the exercise price per share was not less than the fair market value on the grant date.  The remaining options outstanding under this plan are exercisable over one to four years.

Under the 2002 Plan, shares subject to restricted stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, and may include specified performance objectives.  In 2004, as part of an acquisition agreement, the Company’s Board of Directors also approved restricted stock awards to one individual not to exceed an aggregate dollar amount of $1,750.

Prior to the adoption of SFAS 123 (R)

Prior to January 2, 2006, the Company accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  As permitted, no share-based compensation cost was recognized for stock options in the consolidated financial statements for the quarter ended April 3, 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 2, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method.  Under that transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share from continuing operations as if the Company had determined compensation expense for all awards granted under the Company’s share-based compensation plans under the provisions of SFAS No. 123, prior to the adoption of SFAS No. 123(R).  For purposes of this pro forma disclosure, the fair value of stock options was estimated using a Black-Scholes option-pricing model and amortized on a straight-line basis over the options’ vesting periods.

13 Weeks Ended
April 3, 2005
Net income from continuing operations, as reported	$ 2,208
Add: share-based employee compensation expense included in
reported net income, net of related tax effects	220
Less: share-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects	(436)

Proforma net income from continuing operations	$ 1,992

Basic and diluted earnings per share from continuing operations
As reported	$ 0.08

Proforma	$ 0.07

When recognizing compensation cost for restricted stock awards under APB Opinion No. 25, the Company was required to recognize compensation cost assuming all awards would vest and to reverse recognized compensation cost for forfeited awards only when the awards were actually forfeited.  SFAS No. 123(R) requires the Company to estimate the number of share-based compensation awards that ultimately will be forfeited when recognizing compensation cost and to reevaluate this estimate each reporting period.

An estimate of forfeitures was required related to the unvested awards outstanding as of the adoption of SFAS No. 123(R) for which expense has been recognized in the Consolidated Statements of Income.  The adjustment related to this estimate of forfeitures for compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods was $78, net of $51 of tax, and is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Income.

Adoption of SFAS 123 (R)

The following table illustrates the effect of adoption of SFAS No. 123(R) on first quarter 2006 results of operations.

13 Weeks Ended
April 2, 2006
Decrease to net income	$ (13)
Cumulative effect of change in accounting principle, net of taxes	78
Net increase to net income	$ 65

Effect on basic and diluted earnings per share	$ -

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended	13 Weeks Ended
	April 2, 2006	April 3, 2005

Restricted stock awards, service based	$ 366	$ 242
Restricted stock awards, performance based	168	120
Stock options	73	-
Total share-based compensation expense	607	362
Tax effect on share-based compensation expense	238	142
Net effect on income from continuing operations	$ 369	$ 220

Effect on basic and diluted earnings per share	$ 0.01	$ 0.01

Stock Options

The weighted average fair value of stock options granted in first quarter 2006 and 2005 was estimated at $3.29 and $2.17 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions.  Assumptions used in the model for prior year grants are described in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Expected Term: The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.

Expected Volatility: The fair value of share based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices.

Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input.  The Company calculates an expected dividend yield based on the quarter-end stock price and dividends paid per share.

Risk-Free Interest Rate : The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected remaining term of the options being valued.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers historical rates of forfeitures adjusted for known anomalies such as restructuring actions taken in the past by the Company.

First Quarter
2006

Risk-free interest rate	4.6%
Dividend yield	6.1%
Expected life	4 years
Expected volatility	34.2%

A summary of the Company’s stock option activity and related information for the first quarter of fiscal 2006 is as follows:

	13 Weeks Ended
	April 2, 2006
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2006	2,391,626	$ 20.31
Granted	296,654	16.99
Exercised	(16,063)	12.62
Canceled	(124,679)	20.94

Outstanding at April 2, 2006	2,547,538	$ 19.94

Exercisable at April 2, 2006	1,987,613	$ 21.31

The aggregate intrinsic value of options exercised during the first quarter of fiscal 2006 and fiscal 2005 was $47 and $2, respectively.  The total fair value of stock options which vested during the first quarter of 2006 and 2005 was $216 and $45, respectively.

Following is a summary of the status of stock options outstanding at April 2, 2006 which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-
Number	Average	Average	Aggregate	Number	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Price	Value

2,438,618	4 years	$ 20.16	$ 11,283	1,987,613	$ 21.31	$ 11,550

Restricted Stock Awards

The Company has awarded restricted stock to certain of its employees that vest based on service requirements.  The fair value of the service-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized to expense over vesting periods of three, four, and five years.  The weighted-average grant date fair value of service-based restricted stock issued in first quarter 2006 and 2005 was $16.98 and $13.02 per share, respectively.  The share-based compensation recognized for the first quarter of 2006 is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  As of April 2, 2006 there was a total of $2,577 of share-based compensation related to service-based restricted stock that will be amortized to expense over remaining service periods ranging from three months to four years.

In fiscal 2005, the Company awarded 148,000 restricted stock grants at a weighted-average grant date fair value of $12.89 per share which vest subject to attainment of the performance goal by the Company by fiscal year-end 2007.  If the performance goal is attained prior to 2007, vesting will accelerate.  If, however, the performance goal is not attained by fiscal year-end 2007, these restricted stock awards will be forfeited and cancelled.  In fiscal 2005, 5,700 of the performance-based restricted stock grants were forfeited.  The Company expects the full amount of the remaining outstanding performance-based restricted stock awards to vest prior to fiscal year-end 2007 and therefore has not reduced compensation expense for estimated forfeitures.  Under SFAS 123 (R), the fair value of the performance-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of award.  As of April 2, 2006, there was a total of $1,242 of share-based compensation related to performance-based restricted stock that will be amortized to expense over the remaining expected vesting period of approximately two years.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of the Company’s restricted stock activity and related information for the first quarter of fiscal 2006 is as follows.

	13 Weeks Ended
	April 2,2006
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	380,739	$ 15.09
Granted	74,997	16.98
Vested	(50,508)	16.08
Canceled	(2,575)	17.32

Outstanding at April 2, 2006	402,653	$ 15.30

Statement of Cash Flows

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $27 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

NOTE 7 – PENSION PLANS

The Company has a qualified defined benefit plan and a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers and a supplemental retirement agreement with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.  These plans are more fully described in Note 15 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	April 2,	April 3,
	2006	2005

Service cost of benefits earned	$ 2,059	$ 2,423
Interest cost on projected benefit obligation	6,857	6,622
Expected return on plan assets	(7,284)	(7,621)
Amortization of prior service costs	90	280
Amortization of net loss from prior periods	6,010	5,105

Total	$ 7,732	$ 6,809

The Company does not have a minimum funding requirement in 2006.  The Company contributed $4,000 to the qualified pension plan in the first quarter of 2006 and $3,500 in the same period of 2005.

NOTE 8 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Postretirement benefit cost includes the following components:

	13 Weeks Ended
	April 2,	April 3,
	2006	2005

Service cost	$ -	$ -
Interest cost	297	516
Amortization of prior service cost	(884)	(552)
Amortization of net loss from prior periods	154	131

Total	$ (433)	$ 95

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $506 and $679 for the 13-week periods ended April 2, 2006 and April 3, 2005, respectively.

NOTE 9 – SEGMENT REPORTING

In fiscal 2006, the Company reclassified the Document Systems business unit that was previously part of Document and Label Solutions to a separate operating segment included in Other.  This change is in response to changes made in the organizational structure of the Company and a reevaluation of the aggregation criteria.  The Company’s four reportable segments remain Document and Label Solutions, Print on Demand (POD) Services, InSystems, and Digital Solutions. Segment profit and loss information for 2005 has been revised from previously reported amounts to reflect the current presentation.  The Company did not revise assets by segments for 2005 and prior because it is not practicable to do so.  Accordingly, 2005 realigned asset and asset related amounts have not been presented.

As a result of a review of the allocation of corporate SG&A expense to our operating units, we have also made certain modifications that affect the expense allocation to our segments.  In general, POD Services will show a decrease in expense and DLS will show an increase.  This change was made in 2006; amounts for 2005 were reclassified for comparative purposes.

Information about the Company’s operations by segment for the 13-week periods ended April 2, 2006 and April 3, 2005 is as follows:

			Document
			and Label	POD		Digital
			Solutions	Services	InSystems	Solutions	Other	Total
Revenue from external customers		2006	$ 148,780	$ 65,212	$ 3,035	$ 102	$ 14,529	$ 231,658
		2005	151,881	62,073	2,603	47	15,375	231,979
Operating income (loss)	(a)	2006	$ 6,528	$ 4,393	$ (1,080)	$ (1,288)	$ 754	$ 9,307
	(b)	2005	10,610	487	(1,371)	(1,660)	1,096	9,162
Total assets		2006	$ 216,359	$ 77,225	$ 20,006	$ 1,509	$ 12,589	$ 327,688

(a) 2006 operating income (loss) includes the following charges
Restructuring			$ 899	$ 58	$ 123	$ -	$ -	$ 1,080
Impairment			1,667	-	-	-	27	1,694

(b) 2005 operating income (loss) includes the following charges
Restructuring			$ 111	$ 69	$ -	$ -	$ 13	$ 193

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week periods ended April 2, 2006 and April 3, 2005 is as follows:

	13 Weeks Ended
	April 2,	April 3,
	2006	2005

Operating income (loss)	$ 9,307	$ 9,162
Corporate restructuring charges	(133)	(335)
LIFO Adjustment	(551)	(257)
Other unallocated corporate expense	(5,596)	(4,105)
Total other expense	(480)	(567)
Income (loss) from continuing operations before income taxes	$ 2,547	$ 3,898

Total Assets	$ 327,688
Corporate and unallocated	136,649
Total consolidated assets	$ 464,337

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

Because such statements deal with future events, actual results for fiscal year 2006 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Form 10-K for the year ended January 1, 2006.

OVERVIEW

The Company

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a leading document services provider that helps our customers manage, control, and source their document and print-related spending.   As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions including printing solutions, label and tag solutions, print-on-demand services, document and marketing automation, outsourcing and managed services, and professional services.

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

Our solutions give customers the tools to manage the entire lifecycle of their documents from concept to delivery.  We make a measurable difference for our customers by helping them achieve their desired business outcomes by assisting them with reducing costs; transitioning to more efficient, digital processes; effectively managing their risks and meeting their regulatory and industry requirements; driving their business growth; supporting their global operations; and surviving in a dynamic, competitive climate.

Business Challenges

The market for many of our traditional printed products is very price competitive.  In order to maintain or improve our margins in these segments, we must execute our plans to gain market share, improve productivity, and increase the sale of related value-added software and services.

Paper prices have risen in recent months, reflecting higher energy costs, lower pipeline inventories, and high paper mill operating rates achieved in part as a result of lowered capacity.  These industry conditions are expected to continue through 2006, which may support additional paper price increases.  We have raised our target selling prices to recover the most recent round of paper cost increases and will likely do so again should paper prices increase further in 2006.  Given our price-competitive marketplace and the custom nature of our product, the recovery of paper cost increases requires individual customer negotiation and is challenging, often taking several quarters to achieve and reducing margins in the interim.

We fully expect the increasing use of reverse auctions and other bidding tools will gain in popularity and will most likely lower the prices for our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of weak stock market returns in 2001 and 2002.  The accounting for these and other actuarial losses has resulted in significant pension loss amortization expense in subsequent years – equivalent to $0.40 per share in 2005 and $0.50 per share expected for 2006.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $15 million annually over the last four years; we plan to make a $20 million voluntary contribution in 2006. We contributed $4.0 million to the qualified pension plan in first quarter 2006.

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

Digital Pen and Paper is an emerging market that shows promise.  Although the initial adoption rate is proving slower than originally expected, we are encouraged by the results of our digital solutions installations, customer pilots, and the growing interest among prospects in the technology and its application.  We will continue to pursue customer acceptance of this technology application.

We expect to continue to focus on maintaining our current strong financial condition.

CRITICAL ACCOUNTING POLICIES

In preparing these unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended January 1, 2006.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, impairment of long-lived assets, deferred taxes, inventories, and contingent liabilities.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended January 1, 2006.

We have discussed the development and selection of the critical accounting policies and the related disclosures included herein with the Audit Committee of the Board of Directors.

RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an understanding of our consolidated results of operations and financial condition, supplemented with a discussion of segment results.  This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion that follows presents financial amounts that exclude restructuring and impairment expense and pension loss amortization.  These financial measures are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that this information will enhance an overall understanding of our financial performance due to the non-operational nature of the above items and the significant change from period to period.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

In 2006 we reclassified the Document Systems group that was previously part of Document and Label Solutions to Other.  This change is in response to changes made in the organizational structure of the Company.  Our four reportable segments remain Document and Label Solutions, Print on Demand (POD) Services, InSystems, and Digital Solutions. Segment

profit and loss information for 2005 has been revised from previously reported amounts to reflect the current organizational structure.  Please refer to Note 11 for additional information related to our segment results and reconciliation of segment results to consolidated amounts.

Unless otherwise noted, references to 2006 and 2005 refer to the 13-week periods ended April 2, 2006 and April 3, 2005.

	2006	2005
Revenue	$ 231.7	$ 232.0
% Change	-0.1%	5.3%
Gross Margin	84.0	81.8
% Revenue	36.3%	35.3%
Selling, General, and Administrative Expense	69.3	66.6
Depreciation and Amortization	8.8	10.2
Asset Impairments	1.7	-
Restructuring Expense	1.2	0.5
Income from Continuing Operations	3.0	4.5
Interest Expense	(0.5)	(0.7)
Investment and Other Income	-	0.1

Pretax Income from Continuing Operations	2.5	3.9
Income Tax Expense	1.1	1.7
Net Income from Continuing Operations	1.4	2.2

Gain on Sale of Discontinued Operations	-	0.2
Cumulative Effect of a Change in Accounting Principle	0.1	-
Net Income	$ 1.5	$ 2.4

Earnings Per Diluted Share	$ 0.05	$ 0.08

Effects to Earnings Per Share
Continuing Operations
Restructuring and Impairment Expense	$ (0.06)	$ (0.01)
Pension Loss Amortization	(0.13)	(0.11)
Other	0.24	0.20
Net Income Per Share	$ 0.05	$ 0.08

Revenue

Consolidated revenue for the first quarter of 2006 exceeded our expectations and was comparable to first quarter 2005, which also was a strong quarter.  Overall, higher pricing related to the recovery of recent paper cost increases and growth in our POD Services segment offset unit declines in traditional printed product.  Price competition remains strong in the face of oversupply and customer efforts to reduce unit costs.  Recent new contract signings are expected to offset continuing pressure on the price of our traditional products and we continue to expect modest revenue growth for total year 2006.

The table below presents revenue by reportable segment.

	2006	2005	% Change

Document and Label Solutions	$ 148.8	$ 151.9	-2.0%
POD Services	65.2	62.1	5.0%
InSystems	3.0	2.6	15.4%
Digital Solutions	0.1	-	0.0%
Other	14.6	15.4	-5.2%

Total	$ 231.7	$ 232.0	-0.1%

Our DLS segment experienced unit volume declines in certain core products business and distribution services, partially mitigated by unit volume increases in the labels business and the recovery of higher paper costs.

Our POD Services segment revenue was up $3.1 million or 5.0% over the first quarter of 2005, primarily related to unit volume increases in secure prescription pads.

Our InSystems’ segment revenue increased $0.4 million compared to the prior year, the result of improved license revenue in the quarter.

Digital Solutions is a start-up venture based on the application of digital writing technology.  Marketed primarily through third party channels, applications have been deployed in pharmaceutical, healthcare, field service, transportation, and other markets, both in the U.S and abroad.  First customer installations occurred in the fourth quarter 2005.

Other includes our Commercial Print, PathForward, Document Systems, and International business units.  The decrease in revenue for the first quarter was primarily a result of declines in our International, PathForward, and Document Systems business units, partially offset by an increase in Commercial Print.

Gross Margin

Gross margin dollars increased $2.2 million or 2.6% in the first quarter of 2006 versus the same period in 2005.   The gross margin percentage increased 1.0% compared to first quarter 2005.  The majority of our improved gross margin is attributed to good top-line growth and cost improvement in our POD Services segment.  In addition, our Commercial Print, Document Systems, and InSystems operating segments contributed to the quarter-over-quarter increase in gross margin.

Paper companies have announced additional price increases in the first quarter of 2006 and we, in turn, have raised our target selling prices in an effort to recover these increases; we expect to recover these cost increases over the next several quarters.

As part of an overall effort to charge for a wide array of services we provide our customers, we began recently to bill for document design services.  We have reclassified costs associated with these design services from SG&A expense to cost of sales in 2006; amounts for 2005 were reclassified for comparative purposes.

SG&A Expense

Selling, general, and administrative (SG&A) expense increased $2.7 million in the first quarter of 2006 as compared to the prior year.  The savings resulting from lower staffing due to restructuring actions taken in previous years were primarily offset by increases in spending on information technology projects and overall increased pension expense.  The effect of adoption of Statement of Financial Accounting Standards No. 123(R) as of the beginning of fiscal 2006 did not have a material effect on the first quarter.

Depreciation & Amortization

Depreciation and amortization expense decreased in 2006 due in part to major software systems becoming fully depreciated during 2005 and lower capital expenditures in recent years.

Net Income from Continuing Operations

As the table below indicates, excluding restructuring and asset impairments, pre-tax income from continuing operations improved from $5.0 million in first quarter 2005 to $5.9 million for the current year, a 19% increase.

	Effect on First Quarter Income
	2006	2005	Change
Continuing Operations
Operations before Restructuring and Impairment	$ 5.9	$ 5.0	$ 0.9
Restructuring Expense	(1.2)	(0.5)	(0.7)
Asset Impairments	(1.7)	-	(1.7)
Income from Operations	3.0	4.5	(1.5)
Interest & Other Income (Expense)	(0.5)	(0.6)	0.1
Pretax Income from Continuing Operations	2.5	3.9	(3.8)
Income Tax Expense	1.1	1.7	(0.6)
Net Income from Continuing Operations Before
Cumulative Effect of a Change in Accounting Principle	1.4	2.2	(0.8)

The table below presents income (loss) from continuing operations for each reportable segment.  The amounts exclude LIFO inventory adjustments, certain components of pension expense, and corporate restructuring expense.   (See Note 9 Segment Reporting, for a reconciliation of the amounts below to consolidated income from continuing operations).  As a result of a review of the allocation of corporate SG&A expense to our operating units, we have made certain modifications that affect the expense allocation to our segments.  In general, POD Services will show a decrease in expense and DLS will show an increase.  This change was made in 2006; amounts for 2005 were reclassified for comparative purposes.

	First Quarter
	2006		2005
		%		%
	$	Revenue	$	Revenue

Document and Label Solutions	$ 6.5	4.4%	$ 10.6	7.0%
POD Services	4.4	6.7%	0.5	0.8%
InSystems	(1.1)	-35.6%	(1.4)	-52.6%
Digital Solutions	(1.3)	-	(1.7)	-
Other	0.8	5.0%	1.2	7.7%

Total	$ 9.3	4.0%	$ 9.2	3.9%

The table below presents income (loss) from continuing operations for each reportable segment excluding restructuring and asset impairment.

	First Quarter
	2006		2005
		%		%
	$	Revenue	$	Revenue

Document and Label Solutions	$ 9.1	6.1%	$ 10.7	7.1%
POD Services	4.5	6.8%	0.6	0.9%
InSystems	(1.0)	-31.5%	(1.4)	-52.6%
Digital Solutions	(1.3)	-	(1.7)	-
Other	0.8	5.0%	1.2	7.7%

Total	$ 12.1	5.2%	$ 9.4	4.0%

The decrease in our DLS segment operating income compared to 2005 is primarily related to the restructuring and asset impairment recognized in first quarter 2006, the result of closing a label plant in Indiana.  Excluding these charges, DLS operating income is down $1.4 million despite the progress made in recovering higher paper costs, and cost reductions recognized from other restructuring actions taken in previous periods.  The primary driver of this decrease is the lower unit volume in first quarter 2006.

POD Services operating income in the first quarter of 2006 improved primarily as a result of the prescription pad rollout revenue discussed earlier.

InSystems operated at a $1.1 million loss for the first three months of 2006, an improvement from the prior year resulting from higher license revenue in the quarter.

Our Digital Solutions segment’s operating results also showed improvement.  Operating expenses incurred are to develop and market their new digital writing products and services.

Restructuring and Impairment

We have undertaken restructuring actions as part of an on-going effort to improve our utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 1, 2006.

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

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended
	April 2,	April 3,
	2006	2005
2006 Restructuring Actions
Severance and employer related costs	$ 0.7	$ -
Associated costs	0.2	-
Total 2006	0.9	-

2004 Restructuring Actions
Severance and employer related costs	-	0.1
Contract exit and termination costs	0.1	-
Total 2004	0.1	0.1

2003 Restructuring Actions
Contract exit and termination costs	0.1	0.1
Total 2003	0.1	0.1

2001 Restructuring Actions
Contract exit and termination costs	0.1	0.3
Total 2001	0.1	0.3

Total restructuring expense	$ 1.2	$ 0.5

2006 Restructuring

Within the Document and Label Solutions (DLS) segment, we closed our Terre Haute, Indiana label production plant.  The plant’s productive capacity will be transferred to three other plants in the United States to improve overall efficiency and lower operating costs.  Restructuring costs to be incurred include severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.

Pre-tax components of 2006 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 0.8	$ 0.7	$ 0.7
Associated costs	1.6	0.2	0.2

Total	$ 2.4	$ 0.9	$ 0.9

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 0.7	$ -	$ 0.7
Total	$ 0.7	$ -	$ 0.7

In conjunction with the 2006 restructuring actions, we recorded $1.7 million of asset impairments primarily related to the DLS segment, with a minimal amount related to the International segment.  Within the DLS segment, certain pieces of equipment and the Terre Haute building will be placed for sale and their carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and will be disposed of.

2005 Restructuring

Within the Print on Demand (POD) Services segment, we closed one printing center, selling the building at a small gain.  We moved production to other facilities and outsourced envelope production.  We plan to open a new digital-only facility in 2006.  We also closed a warehouse in the Document and Label Solutions segment.  Costs incurred primarily related to severance and employer-related costs.

A summary of the 2005 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Severance and employer related costs	$ 0.3	$ (0.1)	$ 0.2
Total	$ 0.3	$ (0.1)	$ 0.2

2004, 2003, and 2001Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sub-lease income and we have been unable to sublease these facilities.

A summary of the 2004 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Severance and employer related costs	$ 0.1	$ (0.1)	$ -
Contract termination costs	1.1	-	1.1
Total	$ 1.2	$ (0.1)	$ 1.1

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Contract termination costs	$ 0.3	$ (0.1)	$ 0.2

Total	$ 0.3	$ (0.1)	$ 0.2

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date

CASH INFLOW (OUTFLOW)	2006	2005	Change
Net cash provided by operating activities	$ 0.8	$ 6.3	$ (5.5)

Capital expenditures	(5.1)	(6.1)	1.0
Proceeds from sale of plant and equipment	0.1	0.1	-
Net cash used in investing activities	(5.0)	(6.0)	1.0

Net debt payments	(0.2)	(10.1)	9.9
Dividends paid	(6.6)	(6.6)	-
Proceeds from issuance of common stock	0.3	0.9	(0.6)
Tax benefit from stock-based compensation	0.1	-	0.1
Net cash used in financing activities	(6.4)	(15.8)	9.4
Exchange rate differences	(0.1)	(0.1)	-
Net cash flow	$ (10.7)	$ (15.6)	$ 4.9

Memo:
Net cash flow before debt payments	(10.5)	(5.5)	(5.0)
Contribution to defined pension plan	(4.0)	(3.5)	(0.5)
Restructuring spending	(0.8)	(2.0)	1.2

Net debt, total debt less cash and cash equivalents, increased by $10.5 million since year-end, primarily reflecting the payment of prior year annual bonuses and a contribution to the pension plan.

Operating Activities

Cash provided by operations was $0.8 million in the first three months of 2006 compared to $6.3 million in the same period of 2005.  The most significant contributors to the decrease in quarterly cash from operations was an $8.7 million unfavorable swing in the change in accounts receivable (a $4.5 million increase in the current quarter versus a $4.2 million decrease in the prior year), offset by a lesser decrease ($4.1 million) in accounts payable and accrued expenses, and $1.2 million in lower restructuring spending.

We contributed $4.0 million to the defined benefit pension plan in the first three months of 2006 compared to $3.5 million in the same period of 2005.  We do not currently have a mandatory pension-funding requirement, but expect to make additional voluntary contributions of an additional $16 million in the remainder of 2006 for a total of approximately $20 million.

Investing Activities

Capital expenditures totaled $5.1 million thus far in 2006, which is down approximately $1.0 million compared to capital spending in the prior year.  We continue to expect our capital spending for the year to be between $25 million and $28 million, with an emphasis on investments in our POD Services offering.

Financing Activities

On a net basis, we repaid $10.1 million of debt in the first quarter of 2006.  Dividend payments to shareholders in the first quarter of 2006 were $6.6 million, which is in line with 2005.  We have paid a $.23 quarterly dividend in each quarter of the last six years.

Capital Structure

	April 2,	January 1,
	2006	2006	Change
Total Debt	$ 34.8	$ 35.0	$ (0.2)
Less Cash and Short-term Investments	2.9	13.6	(10.7)
Net Debt	31.9	21.4	10.5

Equity	175.8	173.5	2.3
Total	$ 207.7	$ 194.9	$ 12.8
Net Debt:Total Capital	15%	11%

The net debt to capital ratio at quarter-end was 15% which continues to indicate a strong balance sheet.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2005.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $3.4 million through 2006, primarily for severance and lease obligations.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we were able to sublease the facilities, our cash requirements under the restructuring plans would decrease.  We do not have mandatory pension funding requirements in 2006, although we made voluntary contributions to our defined benefit pension plan in the first three months of 2006 of $4.0 million.  We currently plan to contribute a total of approximately $20 million to this plan in 2006.

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

Recently Adopted Accounting Pronouncements

Effective January 2, 2006, we adopted SFAS No. 123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  We adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  Compensation expense recognized under SFAS No. 123(R) in the first quarter of 2006 was not material.  We also recognized a $78 reduction of expense net of taxes to record the cumulative effect of a change in accounting principle as of January 2, 2006 (see Note 6 to the Consolidated Financial Statements in Item 1).

Effective January 2, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective January 2, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3".  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility and the Company’s short-term investments, as outlined in the 2005 Form 10-K.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended January 1, 2006.

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

Changes in Internal Control

During the first quarter of fiscal 2006, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A - RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 1, 2006 in response to Item 1A to Part I of Form 10-K.

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

For the Quarter Ended April 2, 2006

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2006

THE STANDARD REGISTER COMPANY

(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)