Form 10-Q
period 2006-07-02
STANDARD REGISTER CO
filed 2006-08-03
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 2, 2006
Common stock, $1.00 par value	24,218,581 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 2, 2006

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended July 2, 2006 and July 3, 2005 and for the 26 Weeks Ended July 2, 2006 and July 3, 2005	1

b)	Consolidated Balance Sheets
	as of July 2, 2006 and January 1, 2006	2

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended July 2, 2006 and July 3, 2005 and for the 26 Weeks Ended July 2, 2006 and July 3, 2005	4

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		19
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		28

Item 4. Controls and Procedures		29

Part II – Other Information

Item 1. Legal Proceedings		30

Item 1A. Risk Factors		30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30

Item 3. Defaults upon Senior Securities		30

Item 4. Submission of Matters to a Vote of Security Holders		30

Item 5. Other Information		30

Item 6. Exhibits		30

Signatures		31

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended		26Weeks Ended
	July 2	July 3	July 2	July 3
	2006	2005	2006	2005
REVENUE
Products	$ 200,479	$ 202,624	$ 407,892	$ 412,243
Services	22,353	19,871	43,563	39,628
Total revenue	222,832	222,495	451,455	451,871
COST OF SALES
Products	130,536	135,821	263,779	272,960
Services	14,347	12,544	27,858	24,660
Total cost of sales	144,883	148,365	291,637	297,620
GROSS MARGIN	77,949	74,130	159,818	154,251
OPERATING EXPENSES
Selling, general and administrative	66,264	60,808	133,752	125,639
Depreciation and amortization	7,483	9,268	14,975	18,194
Asset impairments	(155)	-	1,539	-
Restructuring charges	774	338	1,864	866
Total operating expenses	74,366	70,414	152,130	144,699
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	3,583	3,716	7,688	9,552

OTHER INCOME (EXPENSE)
Interest expense	(523)	(636)	(1,037)	(1,292)
Other income	97	(38)	134	49
Total other expense	(426)	(674)	(903)	(1,243)
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	3,157	3,042	6,785	8,309
INCOME TAX EXPENSE	1,228	4,148	2,786	6,393
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE	1,929	(1,106)	3,999	1,916

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(1,273)	(1,608)	(1,923)	(2,422)
Gain (loss) on sale of discontinued operations, net of taxes	(9,168)	406	(9,168)	552
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(8,512)	(2,308)	(7,092)	46
Cumulative effect of a change in accounting principle, net of taxes	-	-	78	-
NET (LOSS) INCOME	$ (8,512)	$ (2,308)	$ (7,014)	$ 46

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.07	$ (0.04)	$ 0.14	$ 0.06
Loss from discontinued operations	(0.04)	(0.05)	(0.06)	(0.08)
Gain (loss) on sale of discontinued operations, net of taxes	(0.32)	0.01	(0.32)	0.02
Net loss per share	$ (0.29)	$ (0.08)	$ (0.24)	$ 0.00
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46

NET (LOSS) INCOME	$ (8,512)	$ (2,308)	$ (7,014)	$ 46
Deferred (cost) income on forward contract	(44)	34	-	61
Foreign currency translation adjustment	(2,234)	(85)	(2,288)	(156)
COMPREHENSIVE LOSS	$ (10,790)	$ (2,359)	$ (9,302)	$ (49)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 2,	January 1,
A S S E T S	2006	2006

CURRENT ASSETS
Cash and cash equivalents	$ 2,426	$ 13,609
Accounts and notes receivable, less allowance for doubtful
accounts of $2,606 and $2,346, respectively	121,573	123,006
Inventories	46,407	47,033
Deferred income taxes	14,937	15,946
Prepaid expense	15,530	14,309
Total current assets	200,873	213,903

PLANT AND EQUIPMENT
Land	2,332	2,473
Buildings and improvements	66,517	68,760
Machinery and equipment	214,235	219,511
Office equipment	165,599	166,804
Net assets held for sale	1,200	-
Construction in progress	9,404	5,625
Total	459,287	463,173
Less accumulated depreciation	337,912	333,184
Total plant and equipment, net	121,375	129,989

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,367	10,309
Deferred tax asset	80,079	83,937
Software development costs, net	177	8,468
Restricted cash	272	1,188
Other	21,870	21,561
Total other assets	110,322	132,020

Total assets	$ 432,570	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 2,	January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 619	$ 611
Accounts payable	32,968	33,037
Accrued compensation	25,886	28,120
Deferred revenue	1,412	3,736
Accrued restructuring	705	1,829
Other current liabilities	23,370	32,715
Total current liabilities	84,960	100,048

LONG-TERM LIABILITIES
Long-term debt	18,068	34,379
Pension benefit obligation	112,267	107,236
Retiree health care obligation	41,994	43,885
Deferred compensation	16,292	16,357
Other long-term liabilities	75	555
Total long-term liabilities	188,696	202,412

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2006 - 26,142,343; 2005 - 26,032,701	26,142	26,033
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	58,343	60,223
Accumulated other comprehensive losses	(123,849)	(121,561)
Retained earnings	242,904	256,576
Treasury stock at cost:
1,923,762 shares	(49,351)	(49,351)
Unearned compensation - restricted stock	-	(3,193)
Total shareholders' equity	158,914	173,452

Total liabilities and shareholders' equity	$ 432,570	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	July 2	July 3
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (7,014)	$ 46
Cumulative effect of a change in accounting principle	(78)	-
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	17,212	20,908
Restructuring charges	1,864	2,000
Asset impairment	1,539	-
(Gain) loss on sale of discontinued operations	11,955	(552)
Pension and postretirement benefit expense	14,164	10,401
Share-based compensation	1,032	1,041
Deferred income taxes	(209)	5,404
Other	265	769
Changes in operating assets and liabilities:
Accounts and notes receivable	(135)	7,137
Inventories	626	5,328
Income taxes	1,091	(898)
Other assets	(2,626)	(1,019)
Restructuring spending	(2,001)	(3,264)
Accounts payable and accrued expenses	(8,304)	(10,010)
Pension and postretirement obligation	(11,024)	(8,917)
Other liabilities	(100)	(1,468)
Net cash provided by operating activities	18,257	26,906

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(9,579)	(10,085)
Proceeds from sale of discontinued operations	8,925	-
Proceeds from sale of plant and equipment	312	286
Net cash used in investing activities	(342)	(9,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(15,999)	(40,000)
Principal payments on long-term debt	(304)	(272)
Proceeds from issuance of common stock	503	1,383
Dividends paid	(13,291)	(13,170)
Debt issuance costs	-	(769)
Tax benefit from exercise of stock options	41	-
Net cash used in financing activities	(29,050)	(52,828)

Effect of exchange rate changes on cash	(48)	(139)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,183)	(35,860)

Cash and cash equivalents at beginning of period	13,609	44,088

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 2,426	$ 8,228

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended January 1, 2006 included in the Company’s Annual Report on

Form 10-K.

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No.123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  Incremental compensation expense recognized under SFAS No. 123(R) in 2006 is not material.  The Company also recognized a $78 reduction of expense net of taxes to record the cumulative effect of a change in accounting principle as of January 2, 2006 (see Note 8).

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

NOTE 3 – DISCONTINUED OPERATIONS

InSystems

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8,500 in cash, plus the return of certain cash deposits.  The transaction resulted in a loss of approximately $9,214, net of taxes, which includes a charge of $2,980 for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.  In conjunction with the recording of this contractual obligation, the Company reversed a restructuring liability of $1,111 to discontinued operations.

The Company made the decision to sell this business primarily because it no longer fit with the Company’s future strategic direction.  Revenue for InSystems included in discontinued operations was $1,862 and $2,963 for the second quarter of 2006 and 2005, respectively and $4,897 and $5,566 for the first half of 2006 and 2005, respectively.  No interest expense was allocated to discontinued operations.

The sale of InSystems, a reportable segment since its acquisition in 2002, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.

The Company’s consolidated balance sheet at January 1, 2006 included the following assets and liabilities related to InSystems:

January 1,
2006
Assets

Accounts receivable	$ 2,515
Deferred tax assets	4,545
Prepaid expenses	356
Property and equipment, net	1,388
Intangible and other assets	16,902
Total assets	$ 25,706

Liabilities

Accounts payable	$ 267
Accrued liabilities	3,733
Other long-term liabilities	555
Total liabilities	$ 4,555

Equipment Service

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12,820, net of income taxes of $8,550.  In the second quarter of 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business and in the second quarter of 2006, adjusted related reserves.  The net impact of these adjustments resulted in a $552 and $46 net increase in the gain on sale in 2005 and 2006, respectively.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT CHARGES

The Company has undertaken restructuring actions as part of an ongoing effort to improve its utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
2006 Restructuring Actions
Severance and employer related costs	$ 11	$ -	$ 700	$ -
Associated costs	668	-	868	-
Total 2006	679	-	1,568	-

2005 Restructuring Actions
Associated costs	-	-	6	-
Total 2005	-	-	6	-

2004 Restructuring Actions
Severance and employer related costs	-	(26)	-	54
Contract exit and termination costs	(1)	12	9	21
Total 2004	(1)	(14)	9	75

2003 Restructuring Actions
Contract exit and termination costs	54	47	106	151
Total 2003	54	47	106	151

2001 Restructuring Actions
Contract exit and termination costs	42	305	175	640
Total 2001	42	305	175	640
Total restructuring expense	$ 774	$ 338	$ 1,864	$ 866

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

Pre-tax components of 2006 restructuring expense are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 840	$ 11	$ 700
Associated costs	1,430	668	868
Total	$ 2,270	$ 679	$ 1,568

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 694	$ (179)	$ 515
Total	$ 694	$ (179)	$ 515

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

A summary of the 2005 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006
Severance and employer related costs	$ 336	$ (258)	$ 78
Total	$ 336	$ (258)	$ 78

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease the remaining facilities.

A summary of the 2004 restructuring accrual activity is as follows:

	Balance	Reversed	Incurred	Balance
	2005	in 2006	in 2006	2006
Contract termination costs	26	(4)	(22)	-
Total	$ 26	$ (4)	$ (22)	$ -

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006
Contract termination costs	$ 266	$ (154)	$ 112
Total	$ 266	$ (154)	$ 112

2006 Asset Impairments

In conjunction with the 2006 restructuring actions, the Company recorded $1,539 of asset impairments.  Of this amount, $1,512 was related to the DLS segment, and $27 related to the International segment.  Within the DLS segment, the Terre Haute building and certain pieces of equipment have been classified as assets held for sale and their carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and will be disposed of.  Impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	July 2,	January 1,
	2006	2006

Finished products	$ 39,847	$ 39,019
Jobs in process	2,248	3,442
Materials and supplies	4,312	4,572
Total	$ 46,407	$ 47,033

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets consist of the following:

	July 2, 2006		January 1, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Service Relationships	$ -	$ -	$ 16,048	$ (7,297)
Patents	650	(511)	650	(487)
Customer contracts	303	(259)	303	(214)
Professional services backlog	735	(551)	1,770	(1,464)
	1,688	(1,321)	18,771	(9,462)
Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 2,688	$ (1,321)	$ 19,771	$ (9,462)

Amortization expense for intangible assets was $95 for each of the second quarters of 2006 and 2005 and $190 for the year-to-date periods of 2006 and 2005.  Estimated amortization expense for the remainder of 2006 is $190.  Estimated amortization expense for the next three years is as follows:  2007-$108; 2008-$46; and 2009-$23.

During the second quarter of 2006, the Company performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Based upon the test results, the Company determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
(Shares in thousands)	2006	2005	2006	2005
Weighted average shares outstanding - basic	28,934	28,771	28,907	28,657
Dilutive effect of stock options	18	-	63	11
Weighted average shares outstanding - diluted	28,952	28,771	28,970	28,668

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase approximately 2,226,000 and 2,202,000 shares for the three-and six month periods ended July 2, 2006 and approximately 2,052,000 shares for the six month period ended July 2, 2005 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations incurred in the second quarter of 2005, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

NOTE 8 – SHARE BASED COMPENSATION

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

Stock options granted under the 2002 Plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  The options vest over periods determined when granted, generally one to four years and are exercisable until the term expires.  Stock options granted under a previous plan had a maximum term of ten years and the exercise price per share was not less than the fair market value on the grant date.  The remaining options outstanding under this plan vest over one to four years.

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

Prior to the adoption of SFAS 123 (R)

Prior to January 2, 2006, the Company accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”  As permitted, no share-based compensation cost was recognized for stock options in the consolidated financial statements for 2005, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 2, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

	13 Weeks Ended	26 Weeks Ended
	July 3, 2005	July 3, 2005
Net (loss) income from continuing operations	$ (1,106)	$ 1,916
Add: share-based employee compensation expense included in
reported net income, net of related tax effects	412	632
Less: share-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects	(461)	(714)
Proforma net (loss) income from continuing operations	$ (1,155)	$ 1,834
Basic and diluted (loss) earnings per share from continuing operations
As reported	$ (0.04)	$ 0.06
Proforma	$ (0.04)	$ 0.06

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

Adoption of SFAS 123 (R)

The following table illustrates the effect of adoption of SFAS No. 123(R) on 2006 second quarter and year-to-date results of operations.

	13 Weeks Ended	26 Weeks Ended
	July 2, 2006	July 2, 2006
Increase to income from continuing operations
before cumulative effect of a change in accounting principle	$ 27	$ 5
Increase to income from continuing operations before income taxes
and cumulative effect of a change in accounting principle	$ 27	$ 5
Increase to net income	$ 17	$ 82
Effect on basic and diluted earnings per share	$ -	$ -

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Restricted stock awards, service based	$ 154	$ 485	$ 520	$ 727
Restricted stock awards, performance based	171	194	339	314
Stock options	104	-	177	-
Total share-based compensation expense	429	679	1,036	1,041
Tax effect on share-based compensation expense	170	267	408	409
Net effect on income from continuing operations	$ 259	$ 412	$ 628	$ 632
Effect on basic and diluted earnings per share	$ 0.01	$ 0.01	$ 0.02	$ 0.02

Stock Options

The weighted average fair value of stock options granted in 2006 and 2005 was estimated at $3.31 and $2.18 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions.  Assumptions used in the model for prior year grants are described in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected remaining term of the options being valued.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers historical rates of forfeitures adjusted for known anomalies such as restructuring actions taken in the past by the Company.

The weighted average of significant assumptions used to estimate the fair value of options granted in 2006 are as follows:

2006

Risk-free interest rate	4.5%
Dividend yield	5.9%
Expected life	4 years
Expected volatility	34.2%

A summary of the Company’s stock option activity and related information for year-to-date period of fiscal 2006 is as follows:

	26 Weeks Ended
	July 2, 2006
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2006	2,391,626	$ 20.31
Granted	307,214	16.89
Exercised	(24,501)	12.63
Forfeited/Canceled	(199,456)	21.64

Outstanding at July 2, 2006	2,474,883	$ 19.86

Exercisable at July 2, 2006	1,953,562	$ 21.11

The aggregate intrinsic value of options exercised during the first six months of fiscal 2006 and fiscal 2005 were $71 and $99, respectively.

Following is a summary of the status of stock options outstanding at July 2, 2006 which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-
Number	Average	Average	Aggregate	Number	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Price	Value

2,426,649	5 years	$ 19.95	$ 18	1,953,562	$ 21.11	$ 15

Restricted Stock Awards

The Company has awarded restricted stock to certain of its employees that vest based on service requirements.  The fair value of the service-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of award and is being amortized to expense over vesting periods of three, four, and five years.  The weighted-average grant date fair value of service-based restricted stock issued 2006 and 2005 was $16.41 and $12.94 per share, respectively.  The share-based compensation recognized in 2006 is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  As of July 2, 2006 there was a total of $2,264 of share-based compensation related to service-based restricted stock that will be amortized to expense over remaining service periods ranging from three months to four years.

In fiscal 2005, the Company awarded 148,000 restricted stock grants at a weighted-average grant date fair value of $12.89 per share which vest subject to attainment of the performance goal by the Company by fiscal year-end 2007.  If the performance goal is attained prior to 2007, vesting will accelerate.  If, however, the performance goal is not attained by fiscal year-end 2007, these restricted stock awards will be forfeited and cancelled.  In fiscal 2005, 5,700 of the performance-based restricted stock grants were forfeited.  The Company expects the full amount of the remaining outstanding performance-based restricted stock awards to vest prior to fiscal year-end 2007 and therefore has not reduced compensation expense for estimated forfeitures.  Under SFAS 123 (R), the fair value of the performance-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of award.  As of July 2, 2006, there was a total of $1,130 of share-based compensation related to performance-based restricted stock that will be amortized to expense over the remaining expected vesting period of approximately two years.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of the Company’s restricted stock activity and related information for 2006 is as follows.

	26 Weeks Ended
	July 2,2006
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	380,739	$ 15.09
Granted	88,851	16.41
Vested	(53,008)	16.08
Forfeited/Canceled	(4,700)	17.49

Nonvested at July 2, 2006	411,882	$ 15.30

Statement of Cash Flows

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $41 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

NOTE 9 – PENSION PLANS

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Service cost of benefits earned	$ 1,986	$ 1,455	$ 4,045	$ 3,878
Interest cost on projected benefit obligation	6,805	6,684	13,662	13,306
Expected return on plan assets	(7,284)	(7,720)	(14,568)	(15,341)
Amortization of prior service costs	90	280	179	560
Amortization of net loss from prior periods	6,727	4,389	12,737	9,494
Total	$ 8,324	$ 5,088	$ 16,055	$ 11,897

The Company does not have a minimum funding requirement in 2006.  The Company made voluntary contributions of $10,000 to the qualified pension plan in the first six months of 2006 and $8,000 in the same period of 2005.

NOTE 10 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005
Service cost	$ -	$ -	$ -	$ -
Interest cost	298	515	595	1,031
Amortization of prior service cost	(884)	(551)	(1,768)	(1,103)
Amortization of net loss from prior periods	154	131	308	262
Total	$ (432)	$ 95	$ (865)	$ 190

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $431 and $933 for the 13-week periods ended July 2, 2006 and July 3, 2005, respectively and $937 and $1,612 for the 26-week periods ended July 2, 2006 and July 3, 2005, respectively.

NOTE 11 – SEGMENT REPORTING

In fiscal 2006, the Company reclassified the Document Systems business unit that was previously part of Document and Label Solutions to a separate operating segment included in Other.  This change is in response to changes made in the organizational structure of the Company and a reevaluation of the aggregation criteria.  After the sale of InSystems, the Company’s three reportable segments are Document and Label Solutions, Print on Demand (POD) Services, and Digital Solutions.  Segment profit and loss information for 2005 has been revised from previously reported amounts to reflect the current presentation.  The Company did not revise assets by segments for 2005 and prior because it is not practicable to do so.  Accordingly, 2005 realigned asset and asset related amounts have not been presented.

As a result of a review of the allocation of corporate SG&A expense to our operating units, we have also made certain modifications that affect the expense allocation to our segments.  In general, POD Services will show a decrease in expense and DLS will show an increase.  This change was made in 2006; amounts for 2005 were reclassified for comparative purposes.

Information about the Company’s operations by segment for the 13-week periods ended July 2, 2006 and July 3, 2005 is as follows:

			Document
			and Label	POD	Digital
			Solutions	Services	Solutions	Other	Total
Revenue from external customers		2006	$ 143,878	$ 65,379	$ 167	$ 13,408	$ 222,832
		2005	149,922	59,770	40	12,763	222,495
Operating income (loss)	(a)	2006	$ 7,422	$ 4,267	$ (1,377)	$ (18)	$ 10,294
	(b)	2005	9,196	(376)	(1,353)	421	7,888

(a) 2006 operating income (loss) includes the following charges (reversals)
Restructuring			$ 673	$ 54	$ -	$ -	$ 727
Impairment			(155)	-	-	-	(155)

(b) 2005 operating income (loss) includes the following charges (reversals)
Restructuring			$ (27)	$ 81	$ -	$ (30)	$ 24

Information about the Company’s operations by segment for the 26-week periods ended July 2, 2006 and July 3, 2005 is as follows:

			Document
			and Label	POD	Digital
			Solutions	Services	Solutions	Other	Total
Revenue from external customers		2006	$ 292,658	$ 130,592	$ 269	$ 27,936	$ 451,455
		2005	301,802	121,843	87	28,139	451,871
Operating income (loss)	(a)	2006	$ 13,950	$ 8,660	$ (2,665)	$ 736	$ 20,681
	(b)	2005	19,806	111	(3,013)	1,517	18,421
Total assets		2006	$ 223,832	$ 72,211	$ 1,388	$ 12,510	$ 309,941

(a) 2006 operating income (loss) includes the following charges
Restructuring			$ 1,572	$ 112	$ -	$ -	$ 1,684
Impairment			1,512	-	-	27	1,539

(b) 2005 operating income (loss) includes the following charges (reversals)
Restructuring			$ 118	$ 116	$ -	$ (17)	$ 217

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week and 26-week periods ended July 2, 2006 and July 3, 2005 is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

Operating income	$ 10,294	$ 7,888	$ 20,681	$ 18,421
Corporate restructuring charges	(47)	(314)	(180)	(649)
LIFO Adjustment	(397)	(255)	(947)	(511)
Other unallocated corporate expense	(6,267)	(3,603)	(11,866)	(7,710)
Total other expense	(426)	(674)	(903)	(1,242)
Income from continuing operations before income taxes	$ 3,157	$ 3,042	$ 6,785	$ 8,309

Total Assets			$ 309,941
Corporate and unallocated			122,629
Total consolidated assets			$ 432,570

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

Paper prices rose in 2005 and early 2006, reflecting higher energy costs, lower pipeline inventories, and high paper mill operating rates achieved in part as a result of lowered capacity.  These industry conditions are expected to continue through 2006, which may support additional paper price increases.  We have raised our target selling prices to recover the most recent round of paper cost increases and will likely do so again should paper prices increase further in 2006.  Given our price-competitive marketplace and the custom nature of our product, the recovery of paper cost increases requires individual customer negotiation and is challenging, often taking several quarters to achieve and reducing margins in the interim.

We fully expect the increasing use of reverse auctions and other bidding tools will gain in popularity and will most likely lower the prices for our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of weak stock market returns in 2001 and 2002 and lower interest rates.  The accounting for these and other actuarial losses has resulted in significant pension loss amortization expense in subsequent years – equivalent to $0.40 per share in 2005 and $0.53 per share expected for 2006.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $15 million annually over the last four years; we plan to make $20-$25 million in voluntary contributions in 2006.  We contributed $10 million to the qualified pension plan in first half of 2006.

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

Pension Benefit Plans - Included in our financial results are significant pension obligations and benefit costs which are measured using actuarial valuations.  The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.

Our qualified defined benefit pension plan permits retirees to receive a lump sum payment upon retirement.  When the total lump sum payments for a year exceed total service and interest costs recognized for that year, we are required to record a non-cash charge referred to as a pension settlement.  Based on information currently available to us, we are not able to determine whether or not we will be required to record a non-cash pension settlement charge in 2006.

Goodwill and Intangible Assets – Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

During the second quarter of 2006, we performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2006 test, we used internal forecasts that were based upon actual results, assuming slightly increasing revenue and gross margin improvement.  At the time of the impairment test, the carrying value of net assets for PlanetPrint was $9.3 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Contingent Liabilities

Accruals for contingent liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At January 1, 2006, our total liability for unclaimed funds was $4.2 million, including an estimate of the liability for the results of an ongoing audit related to numerous states for years prior to 2002.  We believed this was a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the outcome of the ongoing audit.  The calculation was based upon the evaluation of information available to us at that time, prior experience in settling state audits, an estimate for any interest and penalties, as well as any liability for states not involved in the audit.  In the second quarter of 2006, we reached a favorable settlement to that audit and reversed $2.5 million of the reserve to income.

We have discussed the development and selection of the critical accounting policies and the related disclosures included herein with the Audit Committee of the Board of Directors.

DISCONTINUED OPERATIONS

In June 2006 we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8.5 million in cash, plus the return of certain cash deposits.  The transaction resulted in a loss of approximately $9.2 million, net of taxes, which includes a charge of $3.0 million for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.  In conjunction with the recording of this contractual obligation, the Company reversed a restructuring liability of $1.1 million to discontinued operations.

The sale of InSystems, a reportable segment since its acquisition in 2002, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations.  Revenue for InSystems included in discontinued operations was $1.8 million and $3.0 million for the second quarter of 2006 and 2005, respectively and $4.9 million and $5.6 million for the first half of 2006 and 2005, respectively.  No interest expense was allocated to discontinued operations.  The following discussion will focus on the results of continuing operations.

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

In 2006 we reclassified the Document Systems group that was previously part of Document and Label Solutions to Other.  This change is in response to changes made in the organizational structure of the Company.  After the sale of InSystems, our three reportable segments are Document and Label Solutions, Print on Demand (POD) Services, and Digital Solutions.  Segment profit and loss information for 2005 has been revised from previously reported amounts to reflect the current organizational structure and modifications that effect the expense allocation to our segments.  Please refer to Note 11 for additional information related to our segment results and reconciliation of segment results to consolidated amounts.

Unless otherwise noted, references to 2006 and 2005 refer to the thirteen- and twenty-six-week periods ended July 2, 2006 and July 3, 2005.

The following table presents an analysis of operations for the respective periods.

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Revenue	$ 222.8	$ 222.5	$ 451.4	$ 451.9
% Change	0.2%	2.1%	-0.1%	3.9%
Gross Margin	77.9	74.1	159.8	154.3
% Revenue	35.0%	33.3%	35.4%	34.1%
Selling, General, and Administrative Expense	66.2	60.8	133.8	125.6
Depreciation and Amortization	7.5	9.3	14.9	18.2
Asset Impairments	(0.2)	-	1.5	-
Restructuring Expense	0.8	0.3	1.9	0.9
Income from Continuing Operations	3.6	3.7	7.7	9.6
Interest Expense	(0.5)	(0.6)	(1.0)	(1.3)
Investment and Other Income	0.1	-	0.1	0.1
Pretax Income from Continuing Operations	3.2	3.1	6.8	8.4
Ohio Tax Law Change	-	2.9	-	2.9
Income Tax Expense	1.2	1.3	2.8	3.6
Net Income (Loss) from Continuing Operations	2.0	(1.1)	4.0	1.9
Loss from Discontinued Operations	$ (1.3)	$ (1.6)	$ (1.9)	$ (2.4)
Gain (Loss) on Sale of Discontinued Operations	(9.2)	0.4	(9.2)	0.5
Cumulative Effect of a Change in Accounting Principle	-	-	0.1	-
Net Loss	$ (8.5)	$ (2.3)	$ (7.0)	$ -

Loss Per Diluted Share	$ (0.29)	$ (0.08)	$ (0.24)	$ -

Effects to Earnings (Loss) Per Share
Continuing Operations
Restructuring and Asset Impairments	$ (0.01)	$ (0.01)	$ (0.07)	$ (0.02)
Pension Loss Amortization	(0.14)	(0.09)	(0.27)	(0.20)
Ohio Tax Law Change	-	(0.10)	-	(0.10)
Other	0.22	0.16	0.48	0.38
Net Income (Loss) Per Share	$ 0.07	$ (0.04)	$ 0.14	$ 0.06

Discontinued Operations
Operating loss	$ (0.04)	$ (0.05)	$ (0.06)	$ (0.08)
(Loss) Gain on Sale	(0.32)	0.01	(0.32)	0.02
Total	$ (0.36)	$ (0.04)	$ (0.38)	$ (0.06)

Revenue

Consolidated revenue for the second quarter and first half of 2006 was comparable to the same periods of 2005.  Paper companies announced additional price increases in the first quarter of 2006 and we, in turn, have raised our target selling prices in an effort to recover these increases.  Overall, higher selling prices from our effort to recover paper cost increases and growth in our POD Services segment offset unit declines in traditional printed products.  Price competition still remains strong; however, in the face of oversupply we expect some margin pressure in the second half of the year.  We are encouraged, however, by recent contract signings that are expected to mitigate these pricing pressures, and we continue to expect modest revenue growth for the total year 2006.

The table below presents revenue by reportable segment.

	Second Quarter			Year-to-Date
	2006	2005	% Change	2006	2005	% Change
Document and Label Solutions	$ 143.9	$ 149.9	-4.0%	$ 292.7	$ 301.8	-3.0%
POD Services	65.4	59.7	9.4%	130.6	121.9	7.2%
Digital Solutions	0.2	-	-	0.3	0.1	200.0%
Other	13.3	12.9	5.0%	27.9	28.1	-0.7%
Total	$ 222.8	$ 222.5	0.2%	$ 451.5	$ 451.9	-0.1%

In second quarter 2006 and over the first six months of the year, our DLS segment experienced unit volume declines in certain core products business and distribution services, mitigated by the recovery of higher paper costs.

Our POD Services segment revenue was up $5.7 million or 9.4% over the second quarter of 2005 and $8.7 million or 7.2% on a year-to-date basis, primarily related to unit volume increases in secure prescription pads.

Digital Solutions is a start-up venture based on the application of digital writing technology.  Marketed primarily through third party channels, applications have been deployed in pharmaceutical, healthcare, field service, transportation, and other markets, both in the U.S and abroad.  First customer installations occurred in the fourth quarter 2005.

Other includes our Commercial Print, PathForward, Document Systems, and International business units.  The increase in revenue for the second quarter was primarily a result of unit volume increases in our Commercial Print and Document Systems business units.  Year-to-date revenue was comparable to the prior year.

Gross Margin

Gross margin dollars increased $3.8 million or 5.2% in the second quarter of 2006 versus the same period in 2005.  For the first half of 2006, gross margin dollars increased $5.6 million or 3.6% versus the same period of 2005.

Gross margin, as a percentage of revenue, increased 1.7% points compared to second quarter 2005 and 1.3% points compared to the first half of 2005.  We have made good progress in recovering paper cost increases and have benefited from lower production costs and unit growth in our POD Services segment.

As part of an overall effort to charge for a wide array of services we provide our customers, we began recently to bill for document design services.  We have reclassified costs associated with these design services from SG&A expense to cost of sales in 2006; amounts for 2005 were reclassified for comparative purposes.

Selling, General, and Administrative (SG&A) Expense

SG&A expense increased $5.4 million and $8.2 million in the second quarter and first half of 2006 as compared to the same prior year periods, reflecting increased expense for information technology projects, healthcare claims, and pensions.  As previously mentioned, in the second quarter of 2006, we reached a favorable settlement to an audit for unclaimed funds and reversed $2.5 million of the reserve to SG&A expense.  The effect of adoption of Statement of Financial Accounting Standards No. 123(R) as of the beginning of fiscal 2006 did not have a material effect on SG&A Expense.

Depreciation & Amortization

Depreciation and amortization expense decreased in 2006 due in part to major software systems becoming fully depreciated during 2005.

Net Income from Continuing Operations

As the table below indicates, excluding pension loss amortization, restructuring and asset impairments, pre-tax income from continuing operations improved from $20.0 million in the first half of 2005 to $23.8 million for the same period of the current year, a 6% increase.

	Effect on Second Quarter Income			Effect on Year-to-Date Income
	2006	2005	Change	2006	2005	Change
Continuing Operations
Operations before Restructuring, Impairment,
and Pension Loss Amortization	$ 10.9	$ 8.4	$ 2.5	$ 23.8	$ 20.0	$ 3.8
Pension Loss Amortization	(6.7)	(4.4)	(2.3)	(12.7)	(9.5)	(3.2)
Restructuring	(0.8)	(0.3)	(0.5)	(1.9)	(0.9)	(1.0)
Asset Impairments	0.2	-	0.2	(1.5)	-	(1.5)
Income from Operations	3.6	3.7	(0.1)	7.7	9.6	(1.9)
Interest & Other Income (Expense)	(0.4)	(0.6)	0.2	(0.9)	(1.2)	0.3
Pretax Income from Continuing Operations	3.2	3.1	(0.2)	6.8	8.4	(4.1)
Ohio Tax Law Change	-	2.9	(2.9)	-	2.9	(2.9)
Income Tax Expense	1.2	1.3	(0.1)	2.8	3.6	(0.8)
Net Income (Loss) from Continuing Operations
Before Cumulative Effect of a
Change in Accounting Principle	2.0	(1.1)	3.1	4.0	1.9	2.1

The table below presents income (loss) from continuing operations for each reportable segment.

	Second Quarter				Year-to-Date
	2006		2005		2006		2005
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Document and Label Solutions	$ 7.4	5.2%	$ 9.2	6.1%	$ 13.9	4.8%	$ 19.8	6.6%
POD Services	4.3	6.5%	(0.4)	-0.6%	8.7	6.6%	0.1	0.1%
Digital Solutions	(1.4)	-	(1.4)	-	(2.7)	-	(3.1)	-
Other	-	-0.1%	0.4	3.3%	0.8	2.6%	1.6	5.4%

Total	$ 10.3	4.6%	$ 7.8	3.5%	$ 20.7	4.6%	$ 18.4	4.1%

The table below presents income (loss) from continuing operations for each reportable segment excluding restructuring and asset impairment.

	Second Quarter				Year-to-Date
	2006		2005		2006		2005
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Document and Label Solutions	$ 7.9	5.5%	$ 9.2	6.1%	$ 17.0	5.8%	$ 19.9	6.6%
POD Services	4.4	6.6%	(0.3)	-0.5%	8.9	6.7%	0.3	20.0%
Digital Solutions	(1.4)	-	(1.4)	-	(2.7)	-	(3.1)	-
Other	-	-	0.4	3.1%	0.8	2.7%	1.6	5.3%

Total	$ 10.9	4.9%	$ 7.9	3.6%	$ 24.0	5.3%	$ 18.7	4.1%

The decrease in our DLS segment operating income compared to 2005 is primarily related to the restructuring and asset impairment recognized in the first half of 2006, the result of closing a label plant in Indiana.  Excluding these charges, DLS operating income is down $2.9 million year-to-date.  Progress made in recovering higher paper costs and cost reductions resulting from previous restructuring actions and productivity improvements were offset by the lower unit volume in 2006.

POD Services’ operating income in the second quarter and year-to-date periods of 2006 improved primarily as a result of the prescription pad rollout revenue discussed earlier.

Our Digital Solutions segment’s operating results reflect expenses to develop and market their new digital writing products and services.

Restructuring and Impairment

We have undertaken restructuring actions as part of an on-going effort to improve our utilization and profitability.  These restructuring plans are more fully described in Note 4 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended January 1, 2006.

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs are expensed as incurred.  Restructuring charges totaled $0.8 million and $1.9 million for the second quarter and first half of 2006.  Restructuring charges totaled $0.3 million and $0.9 million for the same periods of 2005.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

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

Pre-tax components of 2006 restructuring expense are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 0.8	$ -	$ 0.7
Associated costs	1.4	0.7	0.9
Total	$ 2.2	$ 0.7	$ 1.6

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006
Severance and employer related costs	$ 0.7	$ (0.2)	$ 0.5
Total	$ 0.7	$ (0.2)	$ 0.5

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

A summary of the 2005 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006
Severance and employer related costs	$ 0.3	$ (0.3)	$ -
Total	$ 0.3	$ (0.3)	$ -

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sub-lease income and we have been unable to sublease the remaining facilities.

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006
Contract termination costs	$ 0.3	$ (0.2)	$ 0.1
Total	$ 0.3	$ (0.2)	$ 0.1

2006 Asset Impairments

In conjunction with the 2006 restructuring actions, we recorded $1.5 million of asset impairments related primarily to the DLS segment, with an immaterial amount related to the International segment.  Within the DLS segment, the Terre Haute building and certain pieces of equipment will be placed for sale and their carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and will be disposed of.  Impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date

CASH INFLOW (OUTFLOW)	2006	2005	Change
Net cash provided by operating activities	$ 18.3	$ 26.9	$ (8.6)
Capital expenditures	(9.6)	(10.1)	0.5
Proceeds from sale of discontinued operations	8.9	-	8.9
Proceeds from sale of plant and equipment	0.3	0.3	-
Net cash used in investing activities	(0.4)	(9.8)	9.4
Net debt payments	(16.3)	(40.3)	24.0
Dividends paid	(13.3)	(13.2)	(0.1)
Proceeds from issuance of common stock	0.5	1.4	(0.9)
Debt issuance costs	-	(0.8)	0.8
Tax benefit from stock-based compensation	-	-	-
Net cash used in financing activities	(29.1)	(52.9)	23.8
Exchange rate differences	-	(0.1)	0.1
Net cash flow	$ (11.2)	$ (35.9)	$ 24.7

Memo:
Net cash flow before debt payments	5.1	4.4	0.7
Contribution to defined pension plan	(10.0)	(8.0)	(2.0)
Restructuring spending	(2.0)	(3.3)	1.3

Net debt, total debt less cash and cash equivalents, decreased by $5.1 million since year-end and has decreased by $15.6 million since the end of first quarter 2006.

Operating Activities

Cash provided by operations remains strong: $18.3 million in the first six months of 2006 compared to $26.9 million in the same period of 2005.  We contributed $10.0 million to the defined benefit pension plan in the first six months of 2006 compared to $8.0 million in the same period of 2005.  We do not currently have a mandatory pension-funding requirement, but expect to make voluntary contributions of an additional $10-$15 million in the remainder of 2006.

Investing Activities

Capital expenditures totaled $9.6 million thus far in 2006, which is down slightly from capital spending in the prior year.  We continue to expect our capital spending for the year to be between $25 million and $28 million, with an emphasis on investments in our POD Services offering.

Financing Activities

On a net basis, we repaid $16.3 million of debt in the first half of 2006.  Dividend payments to shareholders in the first six months of 2006 were $13.3 million, which is in line with 2005.  We have paid a $.23 quarterly dividend in each quarter of the last six years.

Capital Structure

	July 2,	January 1,
	2006	2006	Change
Total Debt	$ 18.7	$ 35.0	$ (16.3)
Less Cash and Short-term Investments	2.4	13.6	(11.2)
Net Debt	16.3	21.4	(5.1)
Equity	158.9	173.5	(14.6)
Total	$ 175.2	$ 194.9	$ (19.7)
Net Debt:Total Capital	9%	11%

The net debt to capital ratio at quarter-end was 9% which continues to indicate a strong balance sheet.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2005.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs are approximately $1.1 million through 2006, primarily for severance and lease obligations.  The remaining cash requirements for lease obligations do not include expected sublease rental income.  If we were able to sublease the facilities, our cash requirements under the restructuring plans would decrease.

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

Recently Adopted Accounting Pronouncements

Effective January 2, 2006, we adopted SFAS No. 123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  We adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  Incremental compensation expense recognized under SFAS No. 123(R) in 2006 is not material.  We also recognized a $0.1 million reduction of expense net of taxes to record the cumulative effect of a change in accounting principle as of January 2, 2006 (see Note 8 to the Consolidated Financial Statements in Item 1).

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of July 2, 2006.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, which are also separately evaluated on an annual basis.

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

Scope of Evaluation

Our evaluation of Disclosure Controls included a review of their objectives, design, and effectiveness, including their effect on the information generated for use in this Quarterly Report on Form 10-Q.  This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of our Disclosure Controls can be reported upon in our quarterly reports on Form 10-Q.

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to the Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the second quarter of fiscal 2006, there have been no significant changes to our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held April 27, 2006.  As a result of voting of the Shareholders, the following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	AGAINST	WITHHELD
Roy W. Begley, J	45,062,728	671,069	2,002,699
F. David Clarke, III	45,546,137	187,660	2,002,699
Paul H. Granzow	45,503,510	230,287	2,002,699
Sherrill W. Hudson	45,325,449	408,348	2,002,699
Dennis L. Rediker	45,528,514	205,283	2,002,699
Ann Scavullo	45,545,806	187,991	2,002,699
John J. Schiff, Jr.	43,841,375	1,892,422	2,002,699
John Q. Sherman, II	44,409,749	1,324,048	2,002,699

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

For the Quarter Ended July 2, 2006

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2006

THE STANDARD REGISTER COMPANY

(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)