Form 10-Q
period 2006-10-01
STANDARD REGISTER CO
filed 2006-11-01
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 1, 2006
Common stock, $1.00 par value	24,204,980 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 1, 2006

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended October 1, 2006 and October 2, 2005 and for the 39 Weeks Ended October 1, 2006 and October 2, 2005	3

b)	Consolidated Balance Sheets
	as of October 1, 2006 and January 1, 2006	4

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended October 1, 2006 and October 2, 2005 and for the 39 Weeks Ended October 1, 2006 and October 2, 2005	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		19
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		29

Item 4. Controls and Procedures		30

Part II – Other Information

Item 1. Legal Proceedings		31

Item 1A. Risk Factors		31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		31

Item 3. Defaults upon Senior Securities		31

Item 4. Submission of Matters to a Vote of Security Holders		31

Item 5. Other Information		31

Item 6. Exhibits		31

Signatures		32

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
REVENUE
Products	$ 196,872	$ 199,390	$ 604,764	$ 611,633
Services	18,455	19,253	62,018	58,881
Total revenue	215,327	218,643	666,782	670,514
COST OF SALES
Products	130,975	131,703	394,754	404,663
Services	13,764	12,538	41,622	37,198
Total cost of sales	144,739	144,241	436,376	441,861
GROSS MARGIN	70,588	74,402	230,406	228,653
OPERATING EXPENSES
Selling, general and administrative	66,518	62,405	200,270	188,044
Depreciation and amortization	7,276	7,733	22,251	25,927
Asset impairments	53	157	1,592	157
Restructuring charges	533	(76)	2,397	790
Total operating expenses	74,380	70,219	226,510	214,918
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(3,792)	4,183	3,896	13,735

OTHER INCOME (EXPENSE)
Interest expense	(555)	(583)	(1,592)	(1,875)
Other income (expense)	40	(69)	174	(20)
Total other expense	(515)	(652)	(1,418)	(1,895)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(4,307)	3,531	2,478	11,840
INCOME TAX EXPENSE (BENEFIT)	(651)	1,392	2,135	7,785
NET(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE	(3,656)	2,139	343	4,055
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(482)	(757)	(2,405)	(3,179)
Gain (loss) on sale of discontinued operations, net of taxes	(1,587)	-	(10,755)	552
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(5,725)	1,382	(12,817)	1,428
Cumulative effect of a change in accounting principle, net of taxes	-	-	78	-
NET (LOSS) INCOME	$ (5,725)	$ 1,382	$ (12,739)	$ 1,428

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
Income (loss) from continuing operations	$ (0.13)	$ 0.08	$ 0.01	$ 0.14
Loss from discontinued operations	(0.02)	(0.03)	(0.08)	(0.11)
Gain (loss) on sale of discontinued operations, net of taxes	(0.05)	-	(0.37)	0.02
Net (loss) income per share	$ (0.20)	$ 0.05	$ (0.44)	$ 0.05
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET (LOSS) INCOME	$ (5,725)	$ 1,382	$ (12,739)	$ 1,428
Deferred (cost) income on forward contract, net	-	(66)	-	(5)
Minimum pension liability adjustment, net	(1,674)	-	(1,674)	-
Foreign currency translation adjustment, net	10	158	(2,278)	2
COMPREHENSIVE (LOSS) INCOME	$ (7,389)	$ 1,474	$ (16,691)	$ 1,425

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 1,	January 1,
A S S E T S	2006	2006

CURRENT ASSETS
Cash and cash equivalents	$ 3,129	$ 13,609
Accounts and notes receivable, less allowance for doubtful
accounts of $2,478 and $2,346, respectively	120,571	123,006
Inventories	48,566	47,033
Deferred income taxes	14,937	15,946
Prepaid expense	16,112	14,309
Total current assets	203,315	213,903

PLANT AND EQUIPMENT
Land	2,265	2,473
Buildings and improvements	65,178	68,760
Machinery and equipment	212,855	219,511
Office equipment	164,575	166,804
Net assets held for sale	1,200	-
Construction in progress	12,210	5,625
Total	458,283	463,173
Less accumulated depreciation	338,389	333,184
Total plant and equipment, net	119,894	129,989

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,731	10,309
Deferred tax asset	80,276	83,937
Software development costs, net	118	8,468
Restricted cash	66	1,188
Other	22,099	21,561
Total other assets	110,847	132,020

Total assets	$ 434,056	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 1,	January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 499	$ 611
Accounts payable	35,370	33,037
Accrued compensation	21,431	28,120
Deferred revenue	1,490	3,736
Accrued restructuring	189	1,829
Other current liabilities	26,453	32,715
Total current liabilities	85,432	100,048

LONG-TERM LIABILITIES
Long-term debt	38,833	34,379
Pension benefit obligation	106,557	107,236
Retiree health care obligation	41,049	43,885
Deferred compensation	16,606	16,357
Other long-term liabilities	65	555
Total long-term liabilities	203,110	202,412

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2006 - 26,154,180; 2005 - 26,032,701	26,154	26,033
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	59,279	60,223
Accumulated other comprehensive losses	(125,513)	(121,561)
Retained earnings	230,570	256,576
Treasury stock at cost:
Issued 2006 - 1,949,200; 2005 - 1,923,762 shares	(49,701)	(49,351)
Unearned compensation - restricted stock	-	(3,193)
Total shareholders' equity	145,514	173,452

Total liabilities and shareholders' equity	$ 434,056	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	October 1,	October 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (12,739)	$ 1,428
Cumulative effect of a change in accounting principle	(78)	-
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	24,488	29,976
Restructuring charges	2,397	2,042
Asset impairment	1,592	157
(Gain) loss on sale of discontinued operations	13,569	(552)
Pension and postretirement benefit expense	24,412	18,132
Share-based compensation	1,935	1,662
Deferred income taxes	(872)	6,047
Other	344	1,412
Changes in operating assets and liabilities:
Accounts and notes receivable	879	7,494
Inventories	(1,533)	3,772
Income taxes	738	(836)
Other assets	(3,376)	538
Restructuring spending	(3,050)	(4,281)
Accounts payable and accrued expenses	(8,844)	(20,907)
Pension and postretirement obligation	(29,157)	(14,125)
Other liabilities	280	(1,627)
Net cash provided by operating activities	10,985	30,332

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(15,435)	(15,612)
Proceeds from sale of discontinued operations	8,925	-
Proceeds from sale of investment	-	1,096
Proceeds from sale of plant and equipment	426	614
Net cash used in investing activities	(6,084)	(13,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	4,799	(39,900)
Principal payments on long-term debt	(457)	(410)
Proceeds from issuance of common stock	565	1,771
Purchase of treasury stock	(350)	-
Dividends paid	(19,900)	(19,796)
Debt issuance costs	-	(769)

Net cash used in financing activities	(15,343)	(59,104)

Effect of exchange rate changes on cash	(38)	(62)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,480)	(42,736)

Cash and cash equivalents at beginning of period	13,609	44,088

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$ 3,129	$ 1,352
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

Certain prior year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes”.  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact this new standard will have on the consolidated  results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company will adopt this statement for fiscal year 2008 and is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires a Company with a defined benefit plan to: recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation- in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation, for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.  The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements and requires additional disclosures related to the effects of delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations on net periodic benefit cost.  SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006.  The Company will adopt this statement in the fourth quarter of 2006 and is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, and cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

InSystems

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8,500 in cash, plus the return of certain cash deposits.  In the third quarter of 2006, the Company increased its estimate of deferred taxes to be written off as a result of this sale.  The transaction resulted in a loss of approximately $10,815, net of taxes, which includes a charge of $2,980 for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.  In conjunction with the recording of this contractual obligation, the Company reversed a restructuring liability of $1,111 to discontinued operations.

The Company made the decision to sell this business primarily because it no longer fit with the Company’s future strategic direction.  Revenue for InSystems included in discontinued operations was $2,805 for the third quarter of 2005 and $4,897 and $8,371 for the first nine months of 2006 and 2005, respectively.  No interest expense was allocated to discontinued operations.

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

Equipment Service

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes.  The transaction was completed on December 31, 2004 and resulted in a gain of $12,820, net of income taxes of $8,550.  In the second quarter of 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business and in 2006, adjusted related reserves.  The net impact of these adjustments resulted in a $552 and $60 net increase in the gain on sale in 2005 and 2006, respectively.  In 2006, the Company also recorded net charges of $682 to establish a liability for its estimate of a litigation settlement.

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

Pre-tax components of restructuring expense are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
2006 Restructuring Actions
Severance and employer related costs	$ -	$ -	$ 700	$ -
Associated costs	369	-	1,237	-
Total 2006	369	-	1,937	-

2005 Restructuring Actions
Severance and employer related costs	62	382	62	382
Associated costs	-	-	6	-
Total 2005	62	382	68	382

2004 Restructuring Actions
Severance and employer related costs	-	(778)	-	(724)
Contract exit and termination costs	-	10	9	31
Total 2004	-	(768)	9	(693)

2003 Restructuring Actions
Contract exit and termination costs	88	48	194	199
Total 2003	88	48	194	199

2001 Restructuring Actions
Contract exit and termination costs	14	262	189	902
Total 2001	14	262	189	902

Total restructuring expense	$ 533	$ (76)	$ 2,397	$ 790

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

Pre-tax components of 2006 restructuring expense are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 840	$ -	$ 700
Associated costs	1,430	369	1,237
Total	$ 2,270	$ 369	$ 1,937

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 694	$ (561)	$ 133
Total	$ 694	$ (561)	$ 133

2005 Restructuring

Within the Print on Demand (POD) Services segment, the Company closed one printing center, selling the building at a small gain.  The Company moved production to other facilities, outsourced envelope production, and opened a new digital-only facility in 2006.  The Company also closed a warehouse in the DLS segment.  Costs incurred primarily related to severance and employer-related costs.

A summary of the 2005 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Severance and employer related costs	$ 336	$ (316)	$ 20
Total	$ 336	$ (316)	$ 20

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sub-lease income and the Company has been unable to sublease the remaining facilities.

A summary of the 2004 restructuring accrual activity is as follows:

	Balance	Reversed	Incurred	Balance
	2005	in 2006	in 2006	2006

Contract termination costs	$ 26	$ (4)	$ (22)	$ -
Total	$ 26	$ (4)	$ (22)	$ -

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Contract termination costs	$ 266	$ (230)	$ 36
Total	$ 266	$ (230)	$ 36

2006 Asset Impairments

In conjunction with the 2006 DLS restructuring actions, the Company recorded $1,565 of asset impairments.  As of October 1, 2006, assets held for sale related to the DLS segment included buildings and equipment with a net book value of $1,200.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  In addition, impairment charges of $27 were recorded in the International Segment.  Impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	October 1,	January 1,
	2006	2006

Finished products	$ 41,479	$ 39,019
Jobs in process	3,022	3,442
Materials and supplies	4,065	4,572
Total	$ 48,566	$ 47,033

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets consist of the following:

	October 1, 2006		January 1, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives

Service Relationships	$ -	$ -	$ 16,048	$ (7,297)
Patents	650	(522)	650	(487)
Customer contracts	303	(281)	303	(214)
Professional services backlog	735	(612)	1,770	(1,464)
Software rights	500	(42)	-	-
	2,188	(1,457)	18,771	(9,462)

Intangible Assets with Indefinite Lives

Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 3,188	$ (1,457)	$ 19,771	$ (9,462)

Amortization expense for intangible assets was $136 and $95 for the third quarter of 2006 and 2005, respectively and $327 and $285 for the year-to-date periods of 2006 and 2005, respectively.  Estimated amortization expense for the remainder of 2006 is $120.  Estimated amortization expense for the next five years is as follows:  2007-$208; 2008-$146; 2009-$123; 2010-$100; and 2011-$34.

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

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
(Shares in thousands)	2006	2005	2006	2005

Weighted average shares outstanding - basic	28,938	28,806	28,918	28,707
Dilutive effect of stock options	-	91	42	51

Weighted average shares outstanding - diluted	28,938	28,897	28,960	28,758

The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Under this method, proceeds received by the Company, based on assumed exercise, are hypothetically used to repurchase the Company’s shares at the average market price for the period.  Outstanding options to purchase approximately 1,840,365 and 1,880,322 shares for the three and nine month periods ended October 2, 2005 and approximately 1,903,446 shares for the nine month period ended October 1, 2006 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations incurred in the third quarter of 2006, no outstanding options were included in the EPS computation because they would automatically result in anti-dilution.

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

	13 Weeks Ended	39 Weeks Ended
	October 2, 2005	October 2, 2005
Net income from continuing operations, before cumulative
effect of a change in accounting principle	$ 2,139	$ 4,055
Add: share-based employee compensation expense included in
reported net income, net of related tax effects	378	1,010
Less: share-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects	(426)	(1,140)

Proforma net income from continuing operations	$ 2,091	$ 3,925

Basic and diluted earnings per share from continuing operations
As reported	$ 0.08	$ 0.14

Proforma	$ 0.07	$ 0.14

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

Adoption of SFAS 123 (R)

The following table illustrates the effect of adoption of SFAS No. 123(R) on 2006 third quarter and year-to-date results of operations.

	13 Weeks Ended	39 Weeks Ended
	October 1, 2006	October 1, 2006
Decrease to income from continuing operations
before cumulative effect of a change in accounting principle	$ (205)	$ (200)
Decrease to income from continuing operations before income taxes
and cumulative effect of a change in accounting principle	$ (205)	$ (200)
Decrease to net income	$ (124)	$ (42)

Effect on basic and diluted earnings per share	$ -	$ -

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Restricted stock awards, service based	$ 411	$ 400	$ 931	$ 1,127
Restricted stock awards, performance based	379	221	718	535
Stock options	109	-	286	-
Total share-based compensation expense	899	621	1,935	1,662
Tax effect on share-based compensation expense	357	243	768	652
Net effect on income from continuing operations	$ 542	$ 378	$ 1,167	$ 1,010

Effect on basic and diluted earnings per share	$ 0.02	$ 0.01	$ 0.04	$ 0.04

Stock Options

The weighted average fair value of stock options granted in 2006 and 2005 was estimated at $3.26 and $2.18 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions.  Assumptions used in the model for prior year grants are described in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

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

The weighted average of significant assumptions used to estimate the fair value of options granted in 2006 are as follows:

2006

Risk-free interest rate	4.6%
Dividend yield	6.1%
Expected life	4 years
Expected volatility	34.2%

A summary of the Company’s stock option activity and related information for year-to-date period of fiscal 2006 is as follows:

39 Weeks Ended October 1, 2006
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at January 1, 2006	2,391,626	$ 20.31
Granted	310,214	16.84
Exercised	(28,767)	12.53
Forfeited/Cancelled	(271,118)	21.64

Outstanding at October 1, 2006	2,401,955	$ 19.81

Exercisable at October 1, 2006	1,879,134	$ 21.10

The aggregate intrinsic value of options exercised during the first nine months of fiscal 2006 and fiscal 2005 were $75 and $175, respectively.

Following is a summary of the status of stock options outstanding at October 1, 2006 which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value

2,359,590	5.5 years	$ 19.89	$ 295	1,879,134	4.5 years	$ 21.10	$ 216

Restricted Stock Awards

The Company has awarded restricted stock to certain of its employees that vest based on service requirements.  The fair value of the service-based restricted stock awards is based on the closing market price of the Company’s common stock on the day prior to the date of award and is being amortized to expense over vesting periods of three, four, and five years.  The weighted-average grant date fair value of service-based restricted stock issued in 2006 and 2005 was $16.35 and $12.94 per share, respectively.  The share-based compensation recognized in 2006 is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  The total fair value of restricted stock that vested during 2006 was $2,052.  As of October 1, 2006 there was a total of $1,505 of share-based compensation related to service-based restricted stock that will be amortized to expense over a weighted-average remaining service period of two years.

In fiscal 2005, the Company awarded 148,000 restricted stock grants at a weighted-average grant date fair value of $12.89 per share which vest subject to attainment of the performance goal by the Company by fiscal year-end 2007.  If the performance goal is attained prior to 2007, vesting will accelerate.  If, however, the performance goal is not attained by fiscal year-end 2007, these restricted stock awards will be forfeited and cancelled.  In fiscal 2005, 5,700 of the performance-based restricted stock grants were forfeited.  The Company expects the full amount of the remaining outstanding performance-based restricted stock awards to vest prior to fiscal year-end 2007 and therefore has not reduced compensation expense for estimated forfeitures.  Under SFAS 123 (R), the fair value of the performance-based restricted stock awards is based on the closing market price of the Company’s common stock on the day prior to the date of award.  As of October 1, 2006, there was a total of $1,345 of share-based compensation related to performance-based restricted stock that will be amortized to expense over the remaining expected vesting period of approximately 15 months.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of the Company’s restricted stock activity and related information for 2006 is as follows.

	39 Weeks Ended
	October 1, 2006
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	380,739	$ 15.09
Granted	90,101	16.35
Vested	(148,758)	18.94
Forfeited/Canceled	(4,700)	17.52

Nonvested at October 1, 2006	317,382	$ 14.25

Statement of Cash Flows

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The Company has not recorded any excess tax benefits in 2006.

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Service cost of benefits earned	$ 2,022	$ 1,939	$ 6,067	$ 5,817
Interest cost on projected benefit obligation	6,831	6,653	20,493	19,959
Expected return on plan assets	(7,284)	(7,670)	(21,852)	(23,011)
Amortization of prior service costs	90	280	269	840
Amortization of net loss from prior periods	6,369	4,747	19,106	14,241
Settlement loss	1,627	-	1,627	-
Total	$ 9,655	$ 5,949	$ 25,710	$ 17,846

The Company does not have a minimum funding requirement in 2006.  The Company made voluntary contributions of $25,000 to the qualified pension plan in the first nine months of 2006 and $12,800 in the same period of 2005.

The settlement loss is related to associates retiring in 2006 and electing a lump-sum payment of their pension benefit from the nonqualified supplementary benefit plan.  As a result of the pension obligation settlement, the Company recorded a non-cash charge to record a pro-rata portion of unrecognized net losses from prior periods.

NOTE 10 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 16 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2006.

Postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Service cost	$ -	$ -	$ -	$ -
Interest cost	298	516	893	1,547
Amortization of prior service cost	(884)	(551)	(2,653)	(1,654)
Amortization of net loss from prior periods	154	131	462	393
Total	$ (432)	$ 96	$ (1,298)	$ 286

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $269 and $793 for the 13-week periods ended October 1, 2006 and October 2, 2005, respectively and $1,206 and $2,405 for the 39-week periods ended October 1, 2006 and October 2, 2005, respectively.

NOTE 11 – SEGMENT REPORTING

In fiscal 2006, the Company reclassified the Document Systems business unit that was previously part of Document and Label Solutions to a separate operating segment included in Other.  This change is in response to changes made in the organizational structure of the Company and a reevaluation of the aggregation criteria.  After the sale of InSystems, the Company’s three reportable segments are DLS, Print on Demand (POD) Services, and Digital Solutions.  Segment profit and loss information for 2005 has been revised from previously reported amounts to reflect the current presentation.  The Company did not revise assets by segments for 2005 and prior because it is not practicable to do so.  Accordingly, 2005 realigned asset and asset related amounts have not been presented.

As a result of a review of the allocation of corporate SG&A expense to our operating units, we have also made certain modifications that affect the expense allocation to our segments.  In general, POD Services will show a decrease in expense and DLS will show an increase.  This change was made in 2006; amounts for 2005 were reclassified for comparative purposes.

Information about the Company’s operations by segment for the 13-week periods ended October 1, 2006 and October 2, 2005 is as follows:

			Document
			and Label	POD	Digital
			Solutions	Services	Solutions	Other	Total
Revenue from external customers		2006	$ 141,263	$ 59,048	$ 233	$ 14,783	$215,327
		2005	145,774	60,010	79	12,780	218,643
Operating income (loss)	(a)	2006	$ 4,493	$ (802)	$ (1,128)	$ (40)	$ 2,523
	(b)	2005	10,069	(1,203)	(1,380)	(88)	7,398

(a) 2006 operating income (loss) includes the following charges (reversals)
Restructuring			$ 374	$ 150	$ -	$ -	$ 524
Impairment			53	-	-	-	53

(b) 2005 operating income (loss) includes the following charges (reversals)
Restructuring			$ 78	$ 361	$ -	$ -	$ 439
Impairment			157	-	-	-	157

Information about the Company’s operations by segment for the 39-week periods ended October 1, 2006 and October 2, 2005 is as follows:

			Document
			and Label	POD	Digital
			Solutions	Services	Solutions	Other	Total
Revenue from external customers		2006	$ 433,921	$ 189,639	$ 503	$ 42,719	$666,782
		2005	447,576	181,852	167	40,919	670,514
Operating income (loss)	(a)	2006	$ 18,443	$ 7,858	$ (3,793)	$ 696	$ 23,204
	(b)	2005	29,874	(1,091)	(4,394)	1,429	25,818
Total assets		2006	$ 222,485	$ 73,578	$ 1,198	$ 13,645	$310,906

(a) 2006 operating income (loss) includes the following charges
Restructuring			$ 1,946	$ 262	$ -	$ -	$ 2,208
Impairment			1,565	-	-	27	1,592

(b) 2005 operating income (loss) includes the following charges (reversals)
Restructuring			$ 196	$ 477	$ -	$ (18)	$ 655
Impairment			157	-	-	-	157

Reconciling information between reportable segments and the Company’s consolidated financial statements for the 13-week and 39-week periods ended October 1, 2006 and October 2, 2005 is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005

Operating income	$ 2,523	$ 7,398	$ 23,204	$ 25,818
Corporate restructuring charges	(9)	515	(189)	(133)
LIFO Adjustment	(382)	-	(1,329)	(511)
Other unallocated corporate expense	(5,924)	(3,730)	(17,790)	(11,439)
Total other expense	(515)	(652)	(1,418)	(1,895)
(Loss )Income from continuing operations
before income taxes and a cumulative effect of
a change in accounting principle	$ (4,307)	$ 3,531	$ 2,478	$ 11,840
Total Assets			$ 310,906
Corporate and unallocated			123,150
Total consolidated assets			$ 434,056

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

Our pension plan became underfunded in late 2002, primarily as a result of weak stock market returns in 2001 and 2002 and lower interest rates.  The accounting for these and other actuarial losses has resulted in significant pension loss amortization expense in subsequent years – equivalent to $0.40 per share in 2005 and $0.53 per share expected for 2006.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $15 million annually over the last four years.  We contributed $25 million to the qualified pension plan in the first nine months of 2006.

Our Digital Solutions segment has produced operating losses in recent periods, reflecting software development and other investments made to bring our digital pen and paper technology and services solution to market.  Over the last several years, we have built a core technology that has been adopted faster outside North America where we have sold systems in Australia and South Africa.  We are exploring options to best monetize our investment.

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

Our qualified and nonqualified defined benefit pension plans permits retirees to receive a lump sum payment upon retirement.  When the total lump sum payments for a year exceed total service and interest costs recognized for that year, we are required to record a non-cash charge referred to as a pension settlement.  Based on information currently available to us, we are unable to determine for certain, whether or not we will be required to record a non-cash pension settlement charge in 2006 for our qualified defined benefit pension plan.  However, as a result of associates retiring in 2006 and electing a lump-sum payment of their pension benefit from the nonqualified supplementary benefit plan, we recorded a non-cash settlement charge of $1.6 million to record a pro-rata portion of unrecognized net losses from prior periods.

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

DISCONTINUED OPERATIONS

InSystems

In June 2006 we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8.5 million in cash, plus the return of certain cash deposits.  In the third quarter of 2006, we increased our estimate of deferred taxes to be written off as a result of this sale.  The transaction resulted in a loss of approximately $10.8 million, net of taxes, which includes a charge of $3.0 million for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.  In conjunction with the recording of this contractual obligation, the Company reversed a restructuring liability of $1.1 million to discontinued operations.

The sale of InSystems, a reportable segment since its acquisition in 2002, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and the results of operations have been excluded from continuing operations.  Revenue for InSystems included in discontinued operations was $2.8 million for the third quarter of 2005 and $4.9 million and $8.3 million for the first nine months of 2006 and 2005, respectively.  No interest expense was allocated to discontinued operations.  No interest expense was allocated to discontinued operations.  The following discussion will focus on the results of continuing operations.

Equipment Service

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes.  In 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business and in 2006, adjusted related reserves.  The net impact of these adjustments resulted in a $552 and $60 net increase in the gain on sale in 2005 and 2006, respectively.  In 2006, the Company also recorded net charges of $682 to establish a liability for its estimate of a litigation settlement.

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

Unless otherwise noted, references to 2006 and 2005 refer to the thirteen- and thirty-nine-week periods ended October 1, 2006 and October 2, 2005.

The following table presents an analysis of operations for the respective periods.

	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Revenue	$ 215.3	$ 218.6	$ 666.8	$ 670.5
% Change	-1.5%	3.9%	-0.6%	3.9%
Gross Margin	70.6	74.4	230.4	228.7
% Revenue	32.8%	34.0%	34.6%	34.1%
Selling, General, and Administrative Expense	66.5	62.4	200.3	188.0
Depreciation and Amortization	7.3	7.7	22.2	25.9
Asset Impairments	0.1	0.2	1.6	0.2
Restructuring Expense	0.5	(0.1)	2.4	0.8
Income (Loss) from Continuing Operations	(3.8)	4.2	3.9	13.8
Interest Expense	(0.5)	(0.6)	(1.6)	(1.9)
Investment and Other Income	-	(0.1)	0.2	-

Pretax Income (Loss) from Continuing Operations	(4.3)	3.5	2.5	11.9
Tax Adjustments	1.0	-	1.0	2.9
Income Tax Expense (Benefit)	(1.7)	1.4	1.2	5.0
Net Income (Loss) from Continuing Operations	(3.6)	2.1	0.3	4.0

Loss from Discontinued Operations	$ (0.5)	$ (0.8)	$ (2.4)	$ (3.2)
Gain (Loss) on Sale of Discontinued Operations	(1.6)	-	(10.7)	0.6
Cumulative Effect of a Change in Accounting Principle	-	-	0.1	-
Net Income (Loss)	$ (5.7)	$ 1.4	$ (12.7)	$ 1.4

Income (Loss) Per Diluted Share	$ (0.20)	$ 0.05	$ (0.44)	$ 0.05

Effects to Earnings (Loss) Per Share
Continuing Operations
Restructuring and Asset Impairments	$ (0.01)	$ -	$ (0.08)	$ (0.02)
Pension Loss Amortization	(0.13)	(0.10)	(0.40)	(0.30)
Pension Settlement Loss	(0.03)	-	(0.03)	-
Tax Adjustments	(0.04)	-	(0.04)	(0.10)
Other	0.08	0.18	0.56	0.56
Net Income (Loss) Per Share	$ (0.13)	$ 0.08	$ 0.01	$ 0.14

Discontinued Operations
Operating loss	$ (0.02)	$ (0.03)	$ (0.08)	$ (0.11)
(Loss) Gain on Sale	(0.05)	-	(0.37)	0.02
Total	$ (0.07)	$ (0.03)	$ (0.45)	$ (0.09)

Revenue

Consolidated revenue for the third quarter and first nine months of 2006 declined slightly from the same periods of 2005.  Paper companies announced additional price increases in the first quarter of 2006 and we, in turn, have raised our target selling prices in an effort to recover these increases.  We continue to expect to recover the majority of the raw material price increases from earlier in the year.  However, aggressive bidding activity among a few large accounts and a customer’s involvement in an acquisition has resulted in lower revenue.  Although we expect fourth quarter revenue to rebound from the third quarter level, the third quarter’s result alters our view for the total year.  We now anticipate revenue for fiscal 2006 to be relatively close to 2005.

The table below presents revenue by reportable segment.

	Third Quarter			Year-to-Date
	2006	2005	% Change	2006	2005	% Change
Document and Label Solutions	$ 141.2	$ 145.7	-3.1%	$ 433.9	$ 447.5	-3.0%
POD Services	59.1	60.0	-1.5%	189.7	181.9	4.3%
Digital Solutions	0.2	0.1	100.0%	0.5	0.2	150.0%
Other	14.8	12.8	15.6%	42.7	40.9	4.4%
Total	$ 215.3	$ 218.6	-1.5%	$ 666.8	$ 670.5	-0.6%

In third quarter 2006 and over the first nine months of the year, our DLS segment experienced unit volume declines in certain core products and distribution services, mitigated by the recovery of higher paper costs.

Our POD Services segment revenue decreased slightly in the third quarter of 2006 compared with 2005; but was up $7.8 million or 4.3% on a year-to-date basis, primarily related to unit volume increases from a state prescription pad program that ramped up earlier this year during the initial ordering phase.

Digital Solutions is a start-up venture based on the application of digital writing technology.  Marketed primarily through third party channels, applications have been deployed in pharmaceutical, healthcare, field service, transportation, and other markets, both in the U.S and abroad.  First customer installations occurred in the fourth quarter 2005.

Other includes our Commercial Print, PathForward, Document Systems, and International business units.  The increase in revenue for both the third quarter and year-to-date was primarily a result of unit volume increases in our Commercial Print business unit.

Gross Margin

Gross margin dollars decreased $3.8 million -1.2 percentage points in relation to revenue - in the third quarter of 2006 versus the same period in 2005. The reduction primarily results from the reduced revenue mitigated by cost reductions.

On a year-to-date basis, gross margin dollars increased by $1.7 million versus the same period of 2005, as growth in the POD Services segment and cost reductions more than offset the impact of lower DLS revenue.

Pricing is expected to continue to be difficult in selected accounts for the fourth quarter, which will likely lower gross margin percentage below our first half of 2006 rate.

As part of an overall effort to charge for a wide array of services we provide our customers, we began recently to bill for document design services.  We have reclassified costs associated with these design services from SG&A expense to cost of sales in 2006; amounts for 2005 were reclassified for comparative purposes.

Selling, General, and Administrative (SG&A) Expense

SG&A expense increased $4.1 million and $12.3 million in the third quarter and the first nine months of 2006 as compared to the same prior year periods, reflecting increased expense for information technology projects, higher pension amortization, and a non-cash pension settlement charge.  The settlement charge is related to associates retiring in 2006 and electing a lump-sum payment of their pension benefit from the non-qualified supplementary benefit plan.  As a result of the pension obligation settlement, we recorded a non-cash charge to record a pro-rata portion of unrecognized net losses from prior periods.  As previously mentioned, in the second quarter of 2006, we reached a favorable settlement to an audit for unclaimed funds and reversed $2.5 million of the reserve to SG&A expense.  The effect of adoption of Statement of Financial Accounting Standards No. 123(R) as of the beginning of fiscal 2006 did not have a material effect on SG&A Expense.

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

In the third quarter of 2006, we recorded valuation allowances for capital loss and charitable contribution carryforwards that are more likely than not to be realized and other tax adjustments.   In addition, we recorded tax adjustments for

restricted stock that vested during the third quarter at a price less than the fair value when granted.  This resulted in a net charge of $1.0 million, or $0.4 per share, reflected in income tax expense.

Net Income from Continuing Operations

As the table below indicates, excluding pension loss amortization, settlement loss, restructuring, and asset impairments, pre-tax income from continuing operations decreased slightly, from $29.0 million in the first nine months of 2005 to $28.6 million for the same period of the current year.

	Effect on Third Quarter Income			Effect on Year-to-Date Income
	2006	2005	Change	2006	2005	Change
Continuing Operations
Operations before Restructuring, Impairment,
and Pension Loss Amortization	$ 4.8	$ 9.0	$ (4.2)	$28.6	$29.0	$ (0.4)
Pension Loss Amortization	(6.4)	(4.7)	(1.7)	(19.1)	(14.2)	(4.9)
Pension Settlement Loss	(1.6)	-	(1.6)	(1.6)	-	(1.6)
Restructuring	(0.5)	0.1	(0.6)	(2.4)	(0.8)	(1.6)
Asset Impairments	(0.1)	(0.2)	0.1	(1.6)	(0.2)	(1.4)
Income (Loss) from Operations	(3.8)	4.2	(8.0)	3.9	13.8	(9.9)
Interest & Other Income (Expense)	(0.5)	(0.7)	0.2	(1.4)	(1.9)	0.5
Pretax (Loss) Income from Continuing Operations	(4.3)	3.5	(7.8)	2.5	11.9	(9.4)
Income Tax Adjustments	1.0	-	1.0	1.0	2.9	(1.9)
Income Tax Expense (Benefit)	(1.7)	1.4	(3.1)	1.2	5.0	(3.8)
Net Income (Loss) from Continuing Operations
Before Cumulative Effect of a
Change in Accounting Principle	$ (3.6)	$ 2.1	$ (5.7)	$ 0.3	$ 4.0	$ (3.7)

The table below presents income (loss) from continuing operations for each reportable segment.

	Third Quarter				Year-to-Date
	2006		2005		2006		2005
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Document and Label Solutions	$ 4.5	3.2%	$ 10.1	6.9%	$ 18.4	4.3%	$ 29.9	6.7%
POD Services	(0.8)	-1.4%	(1.2)	-2.0%	7.9	4.1%	(1.1)	-0.6%
Digital Solutions	(1.1)	0.0%	(1.3)	0.0%	(3.8)	0.0%	(4.4)	0.0%
Other	(0.1)	-0.3%	(0.2)	-0.7%	0.7	1.6%	1.4	3.5%
Total	$ 2.5	1.1%	$ 7.4	3.4%	$ 23.2	3.5%	$ 25.8	3.9%

The table below presents income (loss) from continuing operations for each reportable segment excluding restructuring and asset impairment.

	Third Quarter				Year-to-Date
	2006		2005		2006		2005
		%		%		%		%
	$	Revenue	$	Revenue	$	Revenue	$	Revenue

Document and Label Solutions	$ 4.9	3.5%	$ 10.3	7.1%	$ 21.9	5.0%	$ 30.2	6.8%
POD Services	(0.7)	-1.1%	(0.8)	-1.4%	8.1	4.3%	(0.6)	-0.3%
Digital Solutions	(1.1)	0.0%	(1.4)	0.0%	(3.8)	0.0%	(4.4)	0.0%
Other	(0.0)	-0.3%	(0.1)	-0.8%	0.7	1.7%	1.4	3.4%
Total	$ 3.1	1.4%	$ 8.0	3.7%	$ 27.0	4.0%	$ 26.6	4.0%

The decrease in our DLS segment operating income compared to 2005 reflects the restructuring and asset impairment recognized in 2006, the result of closing a label plant in Indiana.  Excluding these charges, DLS operating income is down $8.3 million year-to-date.  Progress made in recovering higher paper costs and cost reductions resulting from previous restructuring actions and productivity improvements were offset by the lower unit volume in 2006.

POD Services’ operating income for the year-to-date periods of 2006 improved primarily as a result of the prescription pad rollout revenue previously discussed.

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

Liabilities for costs associated with a restructuring cannot be recorded until the liability is incurred and the fair value can be estimated, except for certain one-time termination benefits.  Therefore, certain restructuring costs, primarily sublease payments and the associated taxes, utilities and maintenance costs, and remaining relocation costs are expensed as incurred.  Restructuring charges totaled $0.5 million and $2.4 million for the third quarter and first nine months of 2006.  Due to a reversal of excess severance accrual in the third quarter of 2005, restructuring was a net credit of $0.1 million for the quarter and restructuring charges totaled $0.8 million for the 2005 year-to-date period.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

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

Pre-tax components of 2006 restructuring expense are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 0.8	$ -	$ 0.7
Associated costs	$ 1.4	$ 0.4	$ 1.2

Total	$ 2.2	$ 0.4	$ 1.9

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 0.7	$ (0.6)	$ 0.1
Total	$ 0.7	$ (0.6)	$ 0.1

2005 Restructuring

Within the Print on Demand (POD) Services segment, we closed one printing center, selling the building at a small gain.  We moved production to other facilities, outsourced envelope production, and opened a new digital-only facility in 2006.  We also closed a warehouse in the Document and Label Solutions segment.  Costs incurred primarily related to severance and employer-related costs.

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

A summary of the 2003 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2005	in 2006	2006

Contract termination costs	$ 0.3	$ (0.3)	$ -

Total	$ 0.3	$ (0.3)	$ -

2006 Asset Impairments

In conjunction with the 2006 DLS restructuring actions, we recorded $1.6 million of asset impairments.  The Terre Haute building and certain pieces of equipment are classified as assets held for sale and their carrying values were adjusted to their fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and will be disposed of.  In addition, the International segment had an immaterial amount of asset impairment charges.  All Impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date

CASH INFLOW (OUTFLOW)	2006	2005	Change
Net cash provided by operating activities	$ 11.0	$ 30.3	$ (19.3)
Capital expenditures	(15.4)	(15.6)	0.2
Proceeds from sale of discontinued operations	8.9	-	8.9
Proceeds from sale of plant, equipment, and investment	0.4	1.7	(1.3)
Net cash used in investing activities	(6.1)	(13.9)	7.8
Net debt borrowings (payments)	4.3	(40.3)	44.6
Dividends paid	(19.9)	(19.8)	(0.1)
Proceeds from issuance of common stock	0.6	1.8	(1.2)
Purchase of treasury stock	(0.4)	-	(0.4)
Debt issuance costs	-	(0.8)	0.8
Net cash used in financing activities	(15.4)	(59.1)	43.7
Net cash flow	$ (10.5)	$ (42.7)	$ 32.2
Memo:
Net cash flow before debt payments	(14.8)	(2.4)	(12.4)
Contribution to defined pension plan	(25.0)	(12.8)	(12.2)
Restructuring spending	(3.0)	(4.3)	1.3

Net debt, total debt less cash and cash equivalents, increased by $14.8 million since year-end.

Operating Activities

While we did not currently have a mandatory pension-funding requirement in 2006, we contributed $25 million to the defined benefit pension plan in the first nine months of 2006.   This compares to contributions of $12.8 million for the same period of 2005.  Cash provided by operations remains strong.  Before pension contributions, cash flow from operations was $36 million for 2006 compared with $43.1 million for 2005.

Investing Activities

Capital expenditures totaled $15.4 million thus far in 2006, which is comparable to capital spending in the prior year.  We expect our capital spending for the year to be about $22 million, with an emphasis on investments in our POD Services offering.

Financing Activities

On a net basis, debt increased in the first nine months of 2006 by $4.3 million.  Dividend payments to shareholders in 2006 were $19.9 million, which is in line with 2005.  We have paid a $.23 quarterly dividend in each quarter of the last six years.

Capital Structure

	October 1,	January 1,
	2006	2006	Change
Total Debt	$ 39.3	$ 35.0	$ 4.3
Less Cash and Short-term Investments	3.1	13.6	(10.5)
Net Debt	36.2	21.4	14.8

Equity	145.5	173.5	(28.0)
Total	$ 181.7	$ 194.9	$ (13.2)
Net Debt:Total Capital	20%	11%

The net debt to capital ratio at quarter-end was 20% which continues to indicate a strong balance sheet.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2005, except for the lease obligation incurred with the sale of InSystems discussed in Note 3 - Discontinued Operations.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our restructuring programs, primarily for severance and lease obligations, are not material and should be substantially complete by the end of 2006.

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

Recently Issued Adopted Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes”.  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact this new standard will have on our consolidated  results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We will adopt this statement for fiscal year 2008 and are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires a Company with a defined benefit plan to: recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation- in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation, for  other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.  The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements and requires additional disclosures related to the effects of delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations on net periodic benefit cost. .  SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006.  We will adopt this statement in the fourth quarter of 2006 and are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of October 1, 2006.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of fiscal 2006, there have been no significant changes to our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

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

For the Quarter Ended October 1, 2006

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2006

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)