Form 10-K
period 2006-12-31
STANDARD REGISTER CO
filed 2007-03-07
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No[X]

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

The aggregate market value of all stock held by non-affiliates of the Registrant at July 2, 2006 was approximately $149,875,153 based on a closing sales price of $11.85 per share on July 2, 2006.

At January 28, 2007, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	23,895,161 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 26, 2007.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                  Description

  Page

Item  1.             Business

1

Item 1A.           Risk Factors

       6

Item 1B.           Unresolved Staff Comments

       9

Item  2.             Properties

   9

Item  3.             Legal Proceedings

10

Item  4.             Submission of Matters to a Vote of Security Holders

10

Item  5.             Market for the Registrant’s Common Stock and Related
                                Shareholder Matters

11

Item  6.             Selected Financial Data

12

Item  7.             Management’s Discussion and Analysis of Financial Condition
                               and Results of Operations

13

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

32

Item  8.             Financial Statements and Supplementary Data

35

Item  9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

67

Item 9A.           Controls and Procedures

67

Item 9B.           Other Information

68

Item 10.            Directors, Executive Officers, and Corporate Governance

68

Item 11.            Executive Compensation

68

Item 12.            Security Ownership of Certain Beneficial Owners and Management

69

Item 13.            Certain Relationships and Related Transactions

69

Item 14.            Fees and Services of Independent Registered Public Accounting Firm

69

Item 15.            Exhibits and Financial Statement Schedules

70

Signatures

71

Index to Exhibits

72

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

73

Schedule II – Valuation and Qualifying Accounts and Reserves

74

PART I

Item 1 – BUSINESS

COMPANY OVERVIEW

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly traded company that began operations in 1912 in Dayton, Ohio.  Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.  Our principal executive offices are located at 600 Albany Street, Dayton, Ohio 45408 (telephone number:  937-221-1000.)

Standard Register is a leading provider of custom printed documents and related services in the United States.  Over the last 90 plus years, we have helped our customers manage their document costs and improve their business processes in what has been a largely paper-driven world.  Throughout our history, we have successfully adapted to disruptive changes in technology and have continued to deliver value to our customers.  We continue to pursue that course today in response to ongoing advances in digital technologies – principally application software and the Internet.  Our mission today is to help our customers improve productivity, reduce cost, mitigate risk of fraud, meet compliance standards, and grow their revenue.

In pursuit of our mission, we offer consulting, software, document design, printing, sourcing, distribution, and staffing services.  Our portfolio of products and services finds application across a customer’s entire enterprise – from the desktop, to the internal data center or print shop, to externally-produced print.  Our knowledge of business processes and our past experience in helping customers improve their workflow, combined with our adoption of new digital technologies, puts us in a strong position to continue to deliver on our mission.

OUR INDUSTRIES

We primarily serve the healthcare, financial services, and manufacturing industries in the United States.  We are a leading provider of products and services to a majority of the acute care hospitals as well as larger financial institutions.

OUR PRODUCTS AND SERVICES

An overview of our principal products and services follows, organized by reportable segment.  In June 2006, we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc.  Our three reportable segments are Document and Label Solutions, Print On Demand (POD) Services, and Digital Solutions.

You can read additional information related to revenues, operating profit, identifiable assets, financial information by geographic area, and capital expenditures of each reportable segment for years 2004 through 2006 in Note 15 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Document and Label Solutions Segment

Document and Label Solutions (DLS) accounted for 64.3%, 66.9%, and 67.0% of our consolidated revenues in 2006, 2005, and 2004.  Primary markets are large- and middle-market companies in the healthcare, financial services, and manufacturing industries.  We provide the following products and services that help our customers find the most cost-effective way to manage and distribute documents and labels.

Document Design

We provide design services that tailor the document to the application.  Proper design is instrumental to optimal cost and user productivity.

Printed Documents

We print a wide variety of high quality, custom documents that meet each customer’s design and functional specifications.  Most documents are used as part of internal business processes or to facilitate business transactions between buyer and seller.  A few examples are statements and invoices, payroll and expense checks, purchase orders, shipping documents, and letterhead.  In certain complex applications, our engineers often consult with our customers to identify the best way to achieve the desired outcome.  We are known for our innovative solutions.

Warehouse and Distribution Services

Many of our custom printed documents are warehoused for subsequent deliveries to our customers in the quantity, time, and place of their choosing.  We provide an extensive network of distribution centers across the country which allows us to service customers with multiple locations.  Inventory control, reporting, and reorder are provided in a module of our proprietary SMARTworks® document management system that resides on the customer’s desktop.

Secure Document Solutions

Checks, money orders, birth certificates, transcripts, identification, and a myriad of other documents of value are subject to fraudulent alteration.  As a leader in document security, we utilize specialized inks, secure papers, unique constructions, and other proprietary security features, often in combination, to defeat attempts to make fraudulent copies or alterations.

Supplies

We provide printer supplies, computer supplies and accessories as well as fax and copier supplies.

Conversion Management

We provide personnel to plan and carry out massive document conversions that arise from acquisitions or new branch openings, assuming responsibility for signage, supplies, and marketing materials in addition to documents.

Labels

Labels are at the core of process management, helping to convey information, safeguard assets, and mitigate risk.  We have broad design and production capabilities, plus expertise in workflow management to help customers address their unique needs.  We provide innovative solutions such as specially-formulated adhesives and substrates to withstand environmental stresses; highly specialized inks and patterns to provide the necessary level of security; smart chips to add intelligence and flexibility; and unique design configurations to eliminate redundancy, streamline processes and reduce costs.  We provide a total integrated solution that includes printers, applications, readers, and software.

•

Identification labels

Our labels serve a broad range of identification needs – product inventory, parts, assets, branding, and security.  Examples include hospital patient wristbands, identification cards, nameplates, and vehicle stickers.

•

Instructional labels

We produce a wide range of instructional labels, such as wiring diagrams, installation, operating, and service - designed for the life of the product.  We have competency in more than 30 languages.

•

Bar Code Label Solutions

We provide a comprehensive solution including workflow analysis, labels, application software, printers, conveyor controls, sorting and manifesting systems, implementation services, training, and service support.

•

Product Configuration Control

We provide product warning, identification, and instruction labels that are critical parts of many manufactured products.  These must often perform under very demanding environmental conditions.

Market Trends – Excess production capacity and price competition are prevalent in the DLS segment.  The introduction of alternative technologies has reduced industry demand for traditional custom printed business documents while a very competitive market has led to price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies and offer an increasing array of application software and professional services.

Driven by an increase in both consumer and industrial end-use applications, the market for pressure-sensitive labels in North America is projected to exhibit steady growth.  Companies in the industry will increasingly need to incorporate technologies such as bar code technology, radio frequency identification, Internet-based commerce, digital presses, and environmentally-friendly adhesives and inks.  All of these factors will make the industry more efficient allowing us to compete for new markets with alternative technologies.

Other market trends include:

•

National and personal security issues are becoming more important as identity theft and terrorism are becoming more visible threats to security

•

Lean manufacturing and just-in-time inventory management are driving customers to seek company-wide, multi-site suppliers in order to reduce part number proliferation and inventories of documents that are part of the manufacturing process

•

Customers are migrating to fewer suppliers and more strategic relationships

•

Paper-based documents and workflow are increasingly being automated and migrated to digital form

•

Demand for RFID, liner-less, laser, thermal, and on-press adhesives is increasing

•

Media recommendations by printer manufacturers are influencing designs

•

Customers are increasing their use of variable data

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

Competition – Our principal competitors include R. R. Donnelley & Sons Company and WorkflowOne.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, brokers, and distributors.  We believe we have several strategic advantages over our competitors including:

•

We are recognized as a leader in secure documents, particularly in the healthcare and financial services markets

•

We have knowledge and experience in document workflow management, a strong national reputation, excellent domestic geographic coverage, and a complete line of products from paper to digital

•

We have developed proprietary total-solutions offerings, such as our Manufacturing Label Solutions software, process management, and labels program.

Backlog – Document and Label Solutions’ backlog of orders at January 28, 2007, was approximately $55.5 million compared with $55.3 million at January 29, 2006.  We expect to fill all orders in 2007.

POD Services Segment

POD Services accounted for 29.0%, 26.9%, and 27.5% of our consolidated revenues in 2006, 2005, and 2004.  The combination of improved digital printing devices and more sophisticated workflow software is transforming a printing industry once dominated by long-run offset production to one increasingly characterized by shorter, digitally-printed runs.  Minimal set-up costs, shorter runs, and greater flexibility affords users of digitally-printed documents significant economic advantages over offset for many documents – warehousing costs are eliminated, document obsolescence is reduced, and each image printed can be unique.  We provide digital printing services at 25 locations throughout the United States.  The following summarizes several of our POD services offerings.

Manuals

We provide training, instruction, and other manuals on demand, often in limited quantities to meet our customers’ needs.

One-to-One Communications

Digital print, in combination with our services, enables our customers to vary each printed image in order to tailor their marketing and communication programs for each individual.

Campaign Management

We provide a turnkey solution, including data management, printing, kit-building, mailing, and archiving to manage one-time communications or on-going marketing campaigns.

Marketing StoreFront

We provide an e-library that allows users to search and order marketing collateral.  QuickPrint, DesignOnDemand®, and Dynamic Communications software tools permit users to create personalized collateral for specific recipients.

Statement Printing / Internet Presentment

We print and mail invoices, statements, and other customer and employee communications on behalf of our clients.  We also make these communications available via the Internet for clients that prefer to offer a paperless option.

Contracted Print Services

We operate print shops and copy centers within customer locations, providing customers convenience for quick turnaround work well suited to the on-site equipment, plus access to our regional print centers for more complex jobs.

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

Competition – Our principal competitors include R. R. Donnelley & Sons Company, Kinko’s, and Xerox.

Backlog – POD Services’ backlog of orders at January 28, 2007, was $9.3 million compared with $7.3 million at January 29, 2006.  We expect to fill all orders in 2007.

Digital Solutions Segment

Digital Solutions accounted for less than 1% of our consolidated revenues in the last three years.  Using a camera-equipped digital pen and specially-printed digital paper, our ExpeData solution automatically converts handwriting on a form into digital format, verifies it, and makes it available to application systems such as customer relationship management, inventory management, and patient records.  This solution streamlines workflow, helps reduce errors commonly experienced in manual processing, and eliminates the delay and costs associated with data entry, mailing, scanning and indexing.  It helps establish greater accountability and control by providing an exact image of the handwritten document and a secure audit trail

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

Backlog – Digital Solutions’ backlog of orders is not material.

Other Business Segments

Document Systems

Our LinkUp® Enterprise (LUE) software operates within a customer’s existing network to retrieve and intelligently route data to printers, faxes, PCs – delivering hardcopy documents, electronic documents, or e-mail messages in the formats needed by users.  It is widely used in check disbursement applications such as payroll and accounts payable where control and confidentiality are important.  Patient Linkup® Enterprise software is tailored for use in hospitals where it is widely used in admissions.

PathForward Consulting

We provide consulting services to help our customers evaluate and improve their document-intensive processes.  We provide a structured approach that determines total document expense and identifies opportunities to standardize, consolidate, streamline, and eliminate obsolescence or duplication.  This business unit also markets software that enables a company to manage the cost and utilization of its fleet of desktop printers, copiers, and fax machines.

Commercial Print Services

We purchase commercial print as a service to our customers, utilizing the commercial print expertise of our PrintConcierge® group and proprietary software that facilitates bidding and order management among a nationwide network of third party commercial printers.

International

We maintain a network of associates throughout the world and provide this GlobalPrint Network (GPN) with intellectual property, document management methodology, marketing strategy, and sales opportunities.   In addition, we have developed specialty materials and offer these to our GPN members and customers.

OUR MARKETING AND DISTRIBUTION

We utilize several sales channels that are devoted to selling a variety of our solutions and products as part of an enterprise solution or single product offering.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

•

A geographically-based, direct sales channel that focuses on the retention, expansion, and acquisition of middle-market to larger accounts primarily focused on the healthcare, financial services, and manufacturing industries

•

A strategic account sales organization that serves those customers that buy a breadth of our products and views the Company as a partner in the development of their enterprise business solutions

•

An inside-sales channel that is focused on the retention and expansion of business supplies and specialized product offerings targeted to smaller accounts or remote geographies where our direct sales force cannot be cost effective

•

A business development group that focuses on the acquisition of new business

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

Documents are printed at 36 geographically-disbursed locations in the United States.  Documents are shipped directly to customers or are stored by us in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of customer service.

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

OUR RESEARCH AND DEVELOPMENT

During 2006, we spent $5.1 million on research and development compared with $4.0 million and $4.4 million in 2005 and 2004.  Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

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

OUR EMPLOYEES

At December 31, 2006, we had approximately 3,760 employees compared with 4,000 at January 1, 2006 and 4,100 at January 2, 2005.

OUR WEBSITE

Our Internet website is www.standardregister.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC.  You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, E-mail:  investor@standardregister.com, phone:  937-221-1304.  In addition, these reports and other information can be obtained, free of charge, at www.sec.gov.  You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-732-0330.  We are not including the information contained in our website as part of, or incorporating it by reference to, this Annual Report on Form 10-K.

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

Because such statements deal with future events, actual results for fiscal year 2007 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed below.

Item 1a – RISK FACTORS

Risk Factors

Investment in any business involves inherent risks and uncertainties.  In addition to the other information presented in this Annual Report on Form 10-K, and beyond the risks and uncertainties of ordinary business operations, important factors that could cause our actual results to differ materially from those contained in this Annual Report on Form 10-K include the following:

Digital technologies may continue to erode the demand for our printed business documents.

Many of our custom printed documents help companies control their internal business processes and facilitate the flow of information.  The increasing sophistication of software, intranets, and our customers’ general preference for a paperless office environment will continue to reduce the number of printed documents sold.  Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

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

The pace of these and other technological substitutions is difficult to predict.  These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.

For reasons discussed below, we operate in a very competitive industry and we may not be successful in gaining market share in which case the rate of decline in revenue could outpace our rate of cost reduction, lowering our margins.

The document printing industry is likely to continue to be over-supplied and highly price competitive, which may reduce our gross margins.

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

Digital technology poses less of a threat to some of our traditional products other than printed documents, such as labels and secure documents, and we will invest in an effort to grow the sales of these products.  We opened a manufacturing plant in Mexico to supply labels to our customers who manufacture there.  We have limited experience in operating a manufacturing facility outside of the United States and may have difficulty with the cultural and administrative aspects of this venture, which could unfavorably impact our margins.

As our traditional printed products come under increasing pricing pressure, we will endeavor to separately price and sell related software and services.  These include document design, application software, software support, consulting, program management and other services that we believe our customers need and will value.  Some of these services have traditionally been bundled into the value of the product; others have been sold at a highly discounted price.  Our success in this initiative will require a change in behavior on the part of our sales representatives and our customers, and accordingly it is difficult to predict the rate of adoption.  There is no guarantee that we will get the increase in margins we need to offset potentially weaker product margins.

We are also investing to bring our customers new services which we believe have future growth potential.  Among these are Print On Demand Services, PathForward Consulting Services, ExpeData digital pen and paper, and our Commercial Print Exchange.  These initiatives depend heavily upon our ability to develop and deploy software that will streamline order workflow, enrich the customer experience and differentiate us from the competition.  Our success will depend upon our ability to invest the required capital and attract and retain experienced talent.  Given the challenging market dynamics for each of these services, there is no guarantee that we will be successful, and we may incur operating losses as we progress through the learning curve.

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

Our qualified defined benefit pension plan has shifted from overfunded to underfunded, largely as a result of poor stock market returns in years 2001 and 2002 that reduced the market value of our pension plan assets and lower interest rates which increased the present value of future benefit obligations.

We have been making voluntary contributions to our pension plan over the last five years, averaging approximately $17.4 million annually.  Although subject to change, we expect to make voluntary contributions of approximately $20 million annually which would bring the plan to a fully-funded position in about six years based on current actuarial assumptions.

If our actuarial assumptions are not realized, we may have to increase our contributions to our pension plan, diverting cash from capital expenditures or other important corporate purposes, or perhaps increasing the level of our long-term debt.  For more information related to our actuarial assumptions and pension obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

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

Our development and marketing costs have been substantial and have produced operating losses for this segment of our business.  We are encouraged by the progress we have made, but are not yet certain that the market will develop successfully.  We have elected to seek venture capital investment in order to continue the business plan and will likely spin this venture out and become a minority partner.  If we are not successful, we may continue to incur operating losses over the near term as we pursue our product development and marketing plans.

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

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related SEC and NYSE rules, there are inherent limitations in our ability to control all circumstances.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that any company’s controls, including our own, will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1b – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

Item 2 – PROPERTIES

Our corporate offices are located in Dayton, Ohio.  The following table is a list of our major production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document and Label Solutions	Continuous, Form Labels
Monterrey, Mexico	29,064	Document and Label Solutions	Booklets, Short-run Labels, Kitting and Distribution
Middlebury, Vermont	115,698	Document and Label Solutions	Continuous, Form Labels, 50'' Rolls
Murfreesboro, Tennessee	82,209	Document and Label Solutions	Short-run Continuous
Salisbury, Maryland	114,607	Document and Label Solutions	Continuous, Form Labels, 50'' Rolls
Shelbyville, Indiana	60,930	Document and Label Solutions	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document and Label Solutions	Zipset, MICR Cut Sheet, Laser Forms
Radcliff, Kentucky	79,000	Document and Label Solutions	Custom Labels, MatchWeb Labels, and DocuLabels II Labels
Tampa, Florida	39,634	Document and Label Solutions	Custom Labels and Roll Labels
Charlotte, North Carolina	57,191	POD Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	51,760	POD Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	POD Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	POD Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; and Tolland, Connecticut, are leased facilities.  In addition, we operate 21 smaller Stanfast Print Centers.  In most cases, these facilities are located in major metropolitan cities in the United States and are leased.

Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.  Utilization by press varies significantly, averaging an estimated 66% overall.  We believe our production facilities are suitable and can meet our future production needs.

On January 26, 2007, the Company announced that we will close our facility in Middlebury, Vermont, in May, 2007, and transfer production to other plants in the United States.

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

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages as of December 31, 2006, their current titles, and any positions they held during at least the last five years:

Name	Age	Office and Experience	Officer Since
Donna L. Beladi	57	Vice President, Chief Strategy Officer. Ms. Beladi has served in this position since September 2005. From January 2004 to September 2005, she served as Vice President, Chief Marketing Officer, and as Vice President, Business Development, from January 2000 to December 2003.	2000
Craig J. Brown	57	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995.	1987
Tom Furey	42

Vice President, Chief Supply Chain Officer and General Manager, Document and Label Solutions.  Mr. Furey has served in this position since April 2006.  From December 2004 to April 2006, he served as Vice President and General Manager, Document and Label Solutions.  He joined the Company as Vice President, Manufacturing Operations, Document and Label Solutions, in May 2004. Prior to joining the Company, Mr. Furey was Director, Process Technology and Quality for the Fasson Roll North America division of Avery Dennison from January 2002 to September 2002, and was Director of Operations, Avery Dennison Fasson Roll North America, from September 2002 to May 2004.

			2006
Kathryn A. Lamme	60	Senior Vice President, General Counsel and Secretary. Ms. Lamme was appointed to this position in April 2002, having previously served as Vice President, Secretary and Deputy General Counsel of Standard Register, from April 1998 to April 2002.	1998
Joseph P. Morgan, Jr.	47	Vice President, Chief Technology Officer and General Manager, On Demand Solutions Group. Mr. Morgan has served in this position since December 2005, having previously served as Vice President, Chief Technology Officer from January 2003 to December 2005. Mr. Morgan was President and Chief Executive Officer of the Company’s wholly-owned subsidiary, SMARTworks, LLC, from July 2001 to January 2003.	2003
Dennis L. Rediker	63	President and Chief Executive Officer. Mr. Rediker has served in his current position since June 2000. He has served on The Standard Register Company's Board of Directors since 1995.	2000

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the pleasure of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2006
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 18.40	$ 14.65	$ 15.50
2nd	$ 0.23	$ 15.55	$ 11.37	$ 11.85
3rd	$ 0.23	$ 13.86	$ 11.01	$ 13.20
4th	$ 0.23	$ 16.00	$ 11.75	$ 12.00

2005
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 14.44	$ 11.90	$ 12.22
2nd	$ 0.23	$ 16.15	$ 11.67	$ 15.97
3rd	$ 0.23	$ 16.98	$ 13.66	$ 14.95
4th	$ 0.23	$ 16.86	$ 13.62	$ 15.81

Approximate Number of Holders of Common Stock - On January 28, 2007, there were 2,558 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

Dividends - We expect to continue paying quarterly cash dividends in the future; however, the amounts paid will be dependent upon earnings and the future financial condition of the Company.

Information regarding our equity compensation plans is included in Item 12 on page 69 and is incorporated by reference into this section of Item 5.

Performance Graph

The following performance graph presents our cumulative total shareholder return on our common stock from December 31, 2001 to each of the years ending 2002, 2003, 2004, 2005, and 2006.  Each year’s ending value is calculated as follows:

(i) The sum of

a)

the cumulative amount of dividends, assuming dividend reinvestment during the periods presented, and

b)

the difference between our share price at the end and beginning of the periods presented is divided by

(ii) The share price at the beginning of the periods presented.

The cumulative shareholder return is then compared with that for a published industry index, and a broad equity market index.

The Company uses the S&P SmallCap 600 Industrial Index and the S&P 500 Index.  There were 99 companies in the S&P 600 Industrial Index on December 29, 2006, including Standard Register.

Performance Graph attached in PDF format

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2006 (a,c)	2005 (b,c,f)	2004 (b,c,d,f)	2003 (b,c,f)	2002 (b,c,e,f)	2001 (b,f)

SUMMARY OF OPERATIONS
Revenue	$ 894,904	$ 890,740	$ 878,327	$ 875,700	$ 991,590	$ 1,151,142
Cost of sales	587,712	588,675	569,168	553,553	602,323	753,307
Gross margin	307,192	302,065	309,159	322,147	389,267	397,835
Selling, general and administrative	268,311	249,481	271,518	296,051	280,909	316,253
Depreciation and amortization	28,786	33,848	37,202	40,210	43,275	45,063
Asset impairments	2,738	303	854	11,423	-	41,512
Restructuring charges (reversals)	2,671	998	11,008	18,256	(1,837)	64,038
Interest expense	2,285	2,465	2,643	4,048	13,261	12,755
Investment and other income (expense)	228	499	113	857	(711)	3,171
Income tax expense (benefit)	2,475	8,323	(6,642)	(17,944)	20,964	(32,702)
Income (loss) from continuing
operations	154	7,146	(7,311)	(29,040)	31,984	(45,913)
(Loss) income from discontinued
operations	(1,849)	(6,297)	(35,727)	(10,027)	597	2,592
(Loss) gain on sale of discontinued
operations	(10,044)	550	12,820	-	-	-
Net income (loss)	$ (11,739)	$ 1,399	$ (30,218)	$ (39,067)	$ 32,581	$ (43,321)

DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ 0.01	$ 0.25	$ (0.26)	$ (1.02)	$ 1.12	$ (1.66)
(Loss) income from discontinued
operations	(0.07)	(0.22)	(1.25)	(0.36)	0.02	0.09
(Loss) gain on sale of discontinued
operations	(0.35)	0.02	0.45	-	-	-
Net income (loss)	$ (0.41)	$ 0.05	$ (1.06)	$ (1.38)	$ 1.14	$ (1.57)

Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$ 4.13	$ 6.02	$ 7.21	$ 8.73	$ 11.10	$ 15.03

YEAR-END FINANCIAL DATA
Current ratio	2.1 to 1	2.1 to 1	1.3 to 1	2.8 to 1	3.6 to 1	3.9 to 1
Working capital	$ 116,456	$ 113,855	$ 63,216	$ 184,083	$ 283,096	$ 362,917
Plant and equipment	$ 119,339	$ 129,989	$ 147,160	$ 165,538	$ 206,222	$ 225,216
Total assets	$ 452,079	$ 475,912	$ 542,973	$ 628,957	$ 754,864	$ 837,783
Long-term debt	$ 41,021	$ 34,379	$ 867	$ 125,000	$ 200,010	$ 202,300
Shareholders' equity	$ 118,167	$ 173,452	$ 205,405	$ 248,588	$ 312,480	$ 415,290
OTHER DATA
Number of shares
outstanding at year-end	28,621,104	28,833,939	28,494,239	28,468,455	28,145,272	27,634,864
Number of employees	3,760	4,000	4,100	5,000	5,681	5,692
Capital expenditures	$ 22,906	$ 20,224	$ 23,228	$ 18,343	$ 28,220	$ 25,647

Note: Balance sheet data for 2001-2005 does not reflect InSystems as a discontinued operation.
(a) Reflects the loss on sale of InSystems on June 5, 2006.
(b) Reflects income (losses) from discontinued operations as a result of the sale of the equipment service business on December 31, 2004.
(c) Reflects income (losses) from discontinued operations as a result of the sale of InSystems on June 5, 2006.
(d) Reflects the gain on sale of the equipment service business on December 31, 2004.
(e) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002, respectively.
(f) Reflects a reclassification of costs related to design services from selling, general, and administrative to cost of sales.

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

OVERVIEW

The Company – We are a leading document services provider that helps our customers manage, control and source their document and print-related spending.  We primarily serve the healthcare, financial services, and manufacturing industries.

We are a document services company entrusted by our customers to manage business-critical documents with a variety of products and professional services.  As a strategic partner in migrating companies from paper-based to digital processes, our strategy is to provide a full spectrum of solutions including printing solutions, label solutions, print-on-demand services, document and marketing automation, outsourcing and managed services, and professional services.

Our Enterprise Document Management approach includes analysis of where, how - and even if - documents should be printed.  This document study includes everything from forms, stationery and reports to four-color marketing collateral and also addresses what is printed internally as well as externally.  By improving the efficiency of these processes and applying appropriate sourcing strategies, customers are able to save on their entire document-related supply chain costs.

Our solutions give customers the tools to manage the entire lifecycle of their documents from concept to delivery.  We make a measurable difference for our customers by helping them achieve their desired business outcomes by assisting them with reducing costs; transitioning to more efficient processes; effectively managing their risks and meeting their regulatory and industry requirements; and driving their business growth.

Our operations include three reportable segments:  Document and Label Solutions, POD Services, and Digital Solutions.

Our Business Challenges – The market for many of our traditional printed products is very price competitive.  In order to maintain or improve our margins in these segments, we must execute our plans to gain market share, improve productivity, and increase the sale of related value-added software and services.

Paper mill operating rates were reported in the 92%-93% range during 2006, which were above 2005 rates and served to support increases in paper prices.  The expectation is that mills will continue to reduce capacity during 2007 in an attempt to offset expected weakness in overall paper demand and pricing.  There are currently no price announcements in the market; however, pulp and energy costs, coupled with less supply, may push prices modestly higher in the second half of 2007.

Despite a competitive marketplace, we have traditionally been successful in recovering all or most of the increases in paper costs.  Recovery ordinarily occurs over a period of several quarters.  We would expect to increase our selling prices to our customers to recover any paper cost increases that might take place in 2007.

We fully expect the increasing use of reverse auctions and other bidding tools will gain in popularity and will most likely lower our prices for our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.40 per share in 2005 and $0.54 per share in 2006.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $17.4 million annually over the last five years; we plan to make voluntary contributions in 2007 of approximately $20 million.

Our Digital Solutions segment has produced operating losses in recent periods, reflecting software development and other investments made to bring our digital pen and paper technology and services solution to market.  We have made significant investments in this venture over the last three years and believe there is a very good likelihood that a viable market will emerge for this technology.  We have elected to seek venture capital investment in order to continue the business plan and will likely spin this venture out and become a minority partner.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  Specific risks for these critical accounting estimates are described in the following paragraphs.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  With the exception of contingent liabilities, the impact of changes in the estimates and assumptions pertaining to pension and postretirement healthcare benefit plans, asset impairments, deferred taxes, and LIFO reserves generally do not affect segment results.  Share-based compensation expense is reflected in segment results through an allocation of corporate expenses.

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

Expected long-term rate of return on plan assets – One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly- diversified portfolio consisting primarily of publicly-traded common stocks and fixed-income securities.  We use long-term historical actual return experience and estimates of future long-term investment return with consideration to the expected investment mix of the plan’s assets to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization.  The amortization of these differences has, and could continue to have, a significant effect on net periodic pension cost.

Our nonqualifed pension and postretirement healthcare benefit plans are unfunded plans and have no plan assets.  Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

Assumptions regarding mortality – One of the assumptions made in the calculation of the projected benefit obligation is an estimate of mortality rates for the population of pension participants.  Our actuaries use mortality tables, which include death rates for each age, in estimating the amount of pension benefits that will become payable.  The mortality tables include the proportion of the number of deaths in a specified group to the number living at the beginning of the period in which the deaths occur.  We changed to the RP-2000 Mortality Table to determine benefit obligations at December 31, 2006 and to determine pension and postretirement benefit cost for 2007.  This change increased our pension benefit obligation by approximately $20 million and decreased our postretirement healthcare benefit obligation by approximately $0.6 million.  Our pension expense will increase in 2007 by approximately $3.3 million and our postretirement benefit income will decrease by approximately $0.1 million as a result of this change.

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

We review the assumptions used to account for pension and postretirement healthcare benefit obligations and cost each fiscal year-end.

Weighted-Average Assumptions

Projected benefit obligation	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Future compensation increase rate
- current year	3.50%	3.50%	3.50%
- subsequent years	3.50%	3.50%	3.50%

Holding all other assumptions constant, a 1% increase or decrease in the discount rate would decrease or increase the pension and postretirement obligation recorded by approximately $53.0 million and $1.6 million, respectively.  A 1% increase in the assumed healthcare cost trend rate would increase the postretirement healthcare benefit obligation recorded by approximately $1.6 million, and a 1% decrease would reduce the obligation by $1.5 million.

Net periodic benefit cost	2006	2005	2004
Discount rate	5.75%	6.00%	6.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%
Healthcare cost trend rate assumed for current year	8.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2012	2012	2010

The change in the discount rate increased 2006 pension cost by $1.7 million and had an immaterial impact on postretirement healthcare benefit cost.  Holding all other assumptions constant, a 1% increase or decrease in the discount rate would increase or decrease pension cost by approximately $7.0 million and would have an immaterial impact on the postretirement benefit cost.

Amortization of differences between the expected and actual returns on the plan assets, including those resulting from losses in 2002 and 2001, will continue to impact our pension cost.  The long-term rate of return on plan assets that we expect to use to determine fiscal 2007 net periodic pension cost is 8.75%, the same as 2006.  The amortization of past market losses and other probable changes in actuarial assumptions is expected to increase 2007 pension cost by approximately $3.0 million over the 2006 amount.  Total 2007 pension expense is expected to increase over the 2006 amount by approximately $5.0 million, excluding any applicable pension settlement losses.

During 2005 the Company determined that the prescription benefits offered under Medicare Part D were more favorable to its retirees than the rates offered under the Company’s Postretirement Healthcare Benefit Plan.  As a result, effective January 1, 2006, the plan was amended to discontinue prescription benefits offered under the plan.  The effect of this change reduced the benefit obligation at January 1, 2006 by $13.4 million and reduced postretirement benefit cost in 2006 by approximately $1.9 million.

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

PlanetPrint Goodwill

During the second quarters of 2006 and 2005, the Company performed the annual impairment test for goodwill which did not result in any impairment.  The tests were performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.

In performing the tests for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2006 test, we used internal forecasts that were based upon actual results assuming flat to slightly increasing revenue and modest cost and gross margin improvement.  At the time of the 2006 impairment test, the carrying value of net assets for PlanetPrint was $9.3 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets.

At December 31, 2006, we have net deferred tax assets of $105 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Our ability to realize deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Valuation Allowances - The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  We have established valuation allowances for U.S. and Canadian capital loss carryforwards that we believe will not be utilized before the expiration period.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Inventories

Substantially all inventories are valued at the lower of cost or market and are stated using the last-in, first-out (LIFO) dollar value method.  We subcontract, store, and later distribute finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a first-in, first-out (FIFO) basis and amounts related to such subcontracted finished goods inventories are excluded from our LIFO calculation.  At December 31, 2006 and January 1, 2006, the amounts excluded for subcontracted finished goods inventories were $27.4 million and $22.3 million, respectively.

We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues.  Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased.  As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of our estimated current costs over LIFO carrying value, or the LIFO reserve, was approximately $34.9 million and $33.9 million at December 31, 2006 and January 1, 2006.

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

We evaluate the LIFO calculation each quarter and record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end.  We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year.  We apply internally-developed indices that we believe more consistently measure inflation or deflation in the components of our inventories and product mix and our merchandise mix.  We believe the internally-developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.  Should actual annual inflation rates and inventory balances as of the end of any fiscal year differ materially from our interim estimates, changes could occur that would materially affect our Consolidated Statement of Income for that year.

At December 31, 2006, a 10% increase in our 2006 cumulative index would have increased our LIFO expense approximately $1.1 million, or approximately $0.7 million after tax.  Conversely, a 10% decrease in our 2006 cumulative index would have decreased our LIFO expense by approximately $1.4 million, or approximately $0.8 million after tax.

Contingent Liabilities

Accruals for contingent liabilities are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  At January 1, 2006, our total liability for unclaimed funds was $4.2 million, including an estimate of the liability for the results of an ongoing audit related to numerous states for years prior to 2002.  We believed this was a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the outcome of the ongoing audit.  The calculation was based upon evaluation of information that was available to us at that time, prior experience in settling state audits, an estimate for any interest and penalties, as well as any liability for states not involved in the audit.  Actual results could have differed from the expected results used in determining the estimate.  In the second quarter of 2006, we reached a favorable settlement to that audit and reversed $2.5 million of the reserve to income.

Share-Based Compensation Expense

Effective January 2, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No.123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  We adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  We recognized a $78 reduction of expense, net of taxes, to record the cumulative effect of a change in accounting principle as of January 2, 2006.  Incremental compensation expense recognized under SFAS No. 123(R) in 2006 is not material.

We previously accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No share-based employee compensation cost for stock options was recognized in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In December 2004, the compensation committee of the Company’s Board of Directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provided reward, recognition and immediate motivation for the Company’s associates.  By accelerating the vesting on these “out-of-the-money” options, we reduced the future expense to be recognized under SFAS No. 123(R) by approximately $1,250 which we believed was in the best interest of the shareholders.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be different in the future.

Under the fair value recognition provisions, we recognize stock-based compensation expense net of an estimated forfeiture rate and only recognize compensation expense for those shares expected to vest over the requisite service period of the award.  If our actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be significantly different from what we have recorded in the current period.

We currently have 224,051 shares of performance-based restricted stock which vests upon attainment of a performance goal by the Company by fiscal year-end 2007.  We currently expect the full amount of the outstanding performance-based restricted stock awards to vest in 2007 and therefore have not reduced compensation expense for estimated forfeitures.  As of December 31, 2006, we have recognized $1.7 million of expense and expect to recognize an additional $1.3 million in 2007.  If the performance goal is not attained in 2007, these restricted stock awards will be forfeited and canceled and all expense recognized to date will be reversed.

RESULTS OF OPERATIONS

Discontinued Operations

In June 2006, we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc,. for $8.5 million in cash, plus the return of certain cash deposits   The transaction resulted in a loss of approximately $10.1 million, net of taxes, which includes a charge of $2.0 million for contractual obligations to Whitehill Technologies, Inc., related to the leased facility.  In conjunction with the recording of this contractual obligation, we reversed a restructuring liability of $1.1 million to discontinued operations.

In December 2004, we sold selected assets and transferred selected liabilities of our former equipment service business to Pitney Bowes for approximately $16.8 million in cash and retained $2.4 million of equipment service business accounts receivable.  The transaction resulted in a gain of $12.8 million net of taxes.

The InSystems and equipment service businesses were sold because they no longer fit with the Company’s strategic direction.  The sale of InSystems, a reportable segment since its acquisition in 2002, and the sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as a discontinued operation under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result, we have segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.

Revenue, results of operations, and gain or loss on sale for these discontinued operations appear in the table below.

	2006	2005	2004
Revenue
InSystems	$ 4.9	$ 11.2	$ 11.9
Equipment service	-	-	22.9
Total	$ 4.9	$ 11.2	$ 34.8

(Loss) Gain from Discontinued Operations, net of tax
InSystems	$ (1.4)	$ (6.3)	$ (37.4)
Equipment service	(0.4)	-	1.7
Total	$ (1.8)	$ (6.3)	$ (35.7)

(Loss) Gain on Sales of Discontinued Operations, net of tax
InSystems	$ (10.1)	$ -	$ -
Equipment service	-	0.6	12.8
Total	$ (10.1)	$ 0.6	$ 12.8

Continuing Operations

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion includes non-GAAP financial measures that exclude asset impairments, restructuring charges, pension loss amortization, pension settlement loss, and certain tax adjustments.  We believe that the non-GAAP financial measures presented will enhance the understanding of our results of operations due to the non-operational nature of the identified items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors establishes incentives and internally evaluates performance.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

References to 2006, 2005, and 2004 refer to the 52-week periods ended December 31, 2006 and January 1, 2006 and the 53-week period ended January 2, 2005.

Overview

Consolidated revenue from continuing operations has grown modestly in each of the last two years, up 0.5% and 1.4% in 2006 and 2005.  Adjusting for the extra accounting week in 2004, which added an estimated $17 million to 2004’s revenue, the 2004 increase would have been 3.4%.

More noteworthy perhaps is evidence of a gradual but accelerating shift in the composition of the Company’s revenue.  Traditional, business forms are less in demand, yielding to competing technologies or shorter-run digitally printed documents.  Labels have continued to play a larger role and our focus on offering tailored total document solutions to our customers has added an increased focus on commercial print, application software, and services.

Consolidated gross margin improved $5.1 million in 2006 on an incremental revenue gain of $4.2 million, rebounding from the $7.1 million gross margin decline in 2005.  As a percent of revenue, the overall gross margin was 35.2% in 2004, 33.9% in 2005, and 34.3% in 2006.

We evaluate our financial performance primarily on operating income before restructuring, impairment, pension loss amortization, and pension settlement losses.  On this basis, consolidated operating income was $37.3 million in 2006, compared to $37.7 million in 2005, and $17.9 million in 2004.  The following table reconciles our consolidated financial statements to these amounts.

	2006	2005	2004

Income (Loss) from Continuing Operations	$ 4.7	$ 17.4	$ (11.4)
Asset impairments	2.7	0.3	0.9
Restructuring charges	2.7	1.0	11.0
Amortization of prior period pension losses	25.6	19.0	17.4
Pension settlement loss	1.6	-	-
Total Pre-tax Operating Income, exluding the above	$ 37.3	$ 37.7	$ 17.9

Revenue, Gross Margin, and Operating Income (Loss) by Segment

We also evaluate each of our segments on the same basis, except LIFO inventory adjustments are also excluded.  The actual cost of sales and depreciation are recorded for each segment and a selling, general and administrative expense (SG&A) allocation is made based on an evaluation of each segment’s utilization of our selling, support, and engineering resources.

In 2006, we reclassified the Document Systems business unit that was previously part of Document and Label Solutions to a separate operating segment included in Other.  This change is in response to changes in the organizational structure of the Company and a reevaluation of the aggregation criteria.  After the sale of InSystems, our three reportable segments are Document and Label Solutions, POD Services, and Digital Solutions.  Other includes our Commercial Print, Document Systems, International, and PathForward operating segments.  As a result of a review of design service revenue and the allocation of corporate selling, general, and administrative expense to our operating units, in 2006, we made modifications that affect revenue between segments and the expense allocation to our segments.

Segment profit and loss information for 2005 and 2004 has been revised from previously reported amounts to reflect the current presentation.  The tables below present revenue, gross margin, and income (loss) from operations for each of our reportable segments.

	2006	% Change	2005	% Change	2004	% Change
Revenue
Document & Label Solutions	$ 575.3	-3.5%	$ 596.2	1.3%	$ 588.7	-1.1%
Print On Demand Services	260.0	8.4%	239.8	-0.1%	241.7	2.5%
Digital Solutions	0.6	-14.3%	0.7	600.0%	0.1	-
Other	59.0	9.3%	54.0	13.0%	47.8	6.7%
Total Segments	$ 894.9	0.5%	$ 890.7	1.4%	$ 878.3	3.0%

	2006	% Revenue	2005	% Revenue	2004	% Revenue
Gross Margin *
Document & Label Solutions	$ 188.8	32.8%	$ 200.0	33.5%	$ 202.1	34.3%
Print On Demand Services	100.7	38.7%	85.7	35.7%	92.7	38.4%
Digital Solutions	0.4	66.7%	0.6	85.7%	-	-
Other	18.3	31.0%	16.2	30.0%	14.4	30.1%
Total Segments	$ 308.2	34.4%	$ 302.5	34.0%	$ 309.2	35.2%

	2006	% Revenue	2005	% Revenue	2004	% Revenue
Operating Income (Loss) *
Document & Label Solutions	$ 25.4	4.4%	$ 41.7	7.0%	$ 22.6	3.8%
Print On Demand Services	13.8	5.3%	(1.7)	-0.7%	1.5	0.6%
Digital Solutions	(5.2)	-	(5.7)	-	(6.5)	-
Other	1.7	2.9%	1.2	2.2%	(6.2)	-13.0%
Total Segments*	$ 35.7	4.0%	$ 35.5	4.0%	$ 11.4	1.3%

LIFO Adjustments	$ (1.0)		$ (0.4)		$ -
Other Unallocated	2.6		2.6		6.5
Consolidated	$ 37.3		$ 37.7		$ 17.9

*Segment gross margin and operating income (loss) before unallocated items.  See reconciliation to consolidated information on page 24.

Document & Label Solutions (DLS) -  Overall, 2006 DLS revenue was $575.3 million, 3.5% below 2005.  In 2006, unit sales declined approximately 5.5% and net prices averaged about 2.0% higher than in 2005.  The price gain was the net of two major factors – increases to recover paper cost increases early in the year, and reductions due to reverse auctions and other aggressive pricing actions at a few large accounts.  In 2005, revenue was up 1.3%.  Adjusting for the extra accounting week in 2004, revenue increased approximately 3.2% over the prior year.  Pricing accounted for two-thirds of the increase, again related to the paper costs.

The DLS segment included $125.3 million of label revenue in 2006, which was up 1.5% from the prior year.  Adjusting for the extra accounting week in 2004, label revenue is estimated to have increased approximately 2.8% in 2005 versus 2004.  We see opportunities for growth in pressure sensitive labels and related services, particularly in the manufacturing sector, and have recently streamlined our U.S. label production and added capacity in Mexico.

The remainder of the DLS segment revenue includes custom printed documents, supplies, and distribution and other services.  Revenue for these products and services was $450.0 million in 2006, down 4.8% from 2005.  Adjusting for the extra accounting week in 2004, revenue is estimated to have increased approximately 3.3% in 2005 versus 2004.

Industry economics for much of traditional print is marked by declining demand due to technology substitutes, excess production capacity, and aggressive price competition.   Notwithstanding these challenges, we believe that there will continue to be opportunities for good margin, cash flow, and return on investment in this product group, which will require market share penetration in targeted vertical markets where the Company is well positioned, judicious capital investment in niche areas, and continuing improvements in cost and productivity.  It is noteworthy that these traditional print products and services are well established in a broad cross-section of customers and provide a platform to launch our other products and services.

DLS gross margin was 32.8% of revenue in 2006, down from 33.5% and 34.3% in the preceding two years.  Although higher paper costs were substantially recovered in 2006, the dollar gross margin decreased $11.2 million from the prior year – the net result of the decline in unit sales and the weaker pricing noted above at a few large accounts, offset in part by continued manufacturing cost reductions.  The $2.1 million decrease in the 2005 gross margin similarly reflected declines in sales units and average pricing (aside from that related to paper costs) that exceeded manufacturing cost reductions.

Operating income in 2006 was $25.4 million, down in comparison to the $41.7 million result reported for 2005.  This is attributed primarily to the unit sales decrease and price concessions at a few large accounts.  The 2006 result remained higher than that for 2004, primarily due to lower SG&A expense versus 2004.

As discussed below, we announced a restructuring plan in January, 2007 that included the closing of our Middlebury, Vermont printing plant.  The production capacity of the plant will be transferred to other plants over the next few quarters.  Once transfers are complete, annualized savings are estimated to be $4.7 million.

POD Services - POD Services reported revenue of $260 million in 2006 – an 8.4% increase versus the prior year.  Unit growth accounted for about three-fourths of this increase with the balance coming from higher selling prices, primarily related to the recovery of increased paper costs.   In 2005, revenue decreased slightly from the prior year.  Adjusting for the extra accounting week in 2004, revenue is estimated to have increased approximately 1%, primarily due to a modest increase in units which overcame some pricing weakness.

We believe there are good opportunities for growth in revenue and margins in this segment, and are stepping up its level of investment in digital printing equipment, personnel, and software.  Much of the application software is proprietary, designed to improve both productivity and the customer experience.

Digital print carries inherent advantages for certain print applications, in particular where there is risk of obsolescence with longer production runs, where each page benefits from carrying variable information, or where fast turnaround time is critical.  We provide digital printing services at 25 locations throughout the United States.

Gross margin improved significantly in 2006 – up 17.5% or $15.0 million over the prior year.  The substantial increase in gross margin is attributed primarily to three major factors:  unit growth in digital print; gains made in selling design, programming, and other services; and improvements in manufacturing productivity.   The decrease in 2005 gross margin in relation to 2004 is attributed primarily to higher discounting and increased manufacturing costs.

Higher sales volume and productivity boosted the 2006 operating results to a profit of $13.8 million from a prior year loss of $1.7 million, demonstrating this unit’s significant operating leverage over its fixed cost base.  Some additional margin improvement is possible with continuing growth in unit volumes, but we expect to invest additional capital and personnel in 2007 that will dampen near-term gains in the operating margin percentage.  The decline in 2005 operating profit reflected the weaker gross margin discussed above, offset in part by lesser expense allocation.

Digital Solutions - Revenue was $0.6 million in 2006, about the same as in 2005, and slightly higher than 2004.

This start-up venture is based on the application of digital writing technology that converts conventional handwriting on paper to standard digital format for automatic entry into software applications.  We have made significant investments in this venture over the last three years and believe there is a very good likelihood that a viable market will emerge for this technology.  We have elected to seek venture capital investment in order to continue the business plan and will likely spin this venture out and become a minority partner.

Other Operating Segments - Other includes our Commercial Print, Document Systems, PathForward, and International operating segments.

Commercial Print revenue was $35.6 million in 2006, up 20.0% over 2005, and 68.9% over 2004.  Beginning in 2006, certain products previously included in DLS revenue are now included in Commercial Print revenue.  If we had adjusted prior year amounts for this change, Commercial Print revenue would have increased 8% over 2005 and 36.2% over 2004.  We apply our product expertise and sophisticated software tools to assist customers in managing their commercial print programs.  Commercial print is sourced from third party printers.  The business model allows us to buy from the supplier and resell to the customer, or charge a fee for the management services.  We believe that our asset light, services-based commercial print model will be well received by the market.  It is an integral part of our effort to provide our customers with a full range of products and services to meet their document needs.

The other major source of revenue in this category is Document Systems, which sells application software and services that facilitate the secure, on-demand printing of business documents.  Revenue in this operating segment was $21.1 million in 2006, versus $20.9 million and $24.2 million in 2005 and 2004.  The Document Systems product portfolio is shifting – from one primarily based on reselling document printing and handling equipment to one increasingly characterized by application software and services.  We believe our software is particularly well positioned to be an integral part of hospitals’ migration from paper-based recordkeeping system to electronic medical record systems.

Paper Costs

White bond paper costs rose twice during 2006 with year-end pricing up approximately 11% from the start of the year for rolls used by DLS, and up about 14% for cut sheet used primarily in POD Services.  During 2005, paper prices decreased slightly for rolls and ticked up slightly for cut sheet.

Paper mill operating rates were reported in the 92%-93% range during 2006, which were above 2005 rates and served to support the paper price hikes.  At this writing, the expectation is that mills will continue to reduce capacity during 2007 in an attempt to offset expected weakness in overall paper demand and pricing.  There are currently no price announcements in the market; however, pulp and energy costs, coupled with less supply, may push prices modestly higher in the second half of 2007.

Despite a competitive marketplace, the Company has traditionally been successful in recovering all or most of the increases in paper costs.  Recovery ordinarily occurs over a period of several quarters.  We would expect to increase our target selling prices and negotiate with our customers to recover any paper cost increases that might take place in 2007.

Impact of One Large Account

The use of reverse auctions and aggressive bidding impacted revenue in 2006.  Price and unit reductions during 2006 at one large account in particular had a significant unfavorable effect, reducing annualized revenue and gross margin by approximately $23.0 million and $10.0 million, respectively.  About 60% of this annualized impact was felt in 2006 with the balance spilling into 2007.  The majority of the change impacts DLS, but POD Services and Commercial Print were also affected.

2007 Revenue

Notwithstanding the above account’s 2007 impact and the general marketplace challenges, the Company’s growth initiatives are expected to produce overall revenue growth in the low to mid single-digit range in 2007.

Selling, General, Administrative Expense

Our qualified pension plan became underfunded in 2002 as a result of declining interest rates and the weak stock market in 2001 and 2002.  This significantly increased the amortization in subsequent years of these past pension asset and liability losses.  Pension loss amortization has been significant - $25.6 million, $19.0 million, and $17.4 million, in 2006, 2005, and 2004, reducing earnings per share by $0.54, $0.40, and $0.37, in the respective years.   The $6.6 million increase in 2006 pension loss amortization is attributable to several factors discussed more fully under our critical accounting estimates.

•

Approximately $1.6 million from the reduction in the liability discount rate from 6.0% to 5.75%.

•

Approximately $1.0 million from a reduction in the estimated remaining working life of participants from 8.5 years to 8.1 years.

•

Approximately $4.0 million from the phased-in recognition of actuarial losses over a five-year period.  This produces a pattern of increasing amortization over the first five years following an actuarial loss.

We also incurred a $1.6 million pension settlement loss in 2006 as a result of the relatively high lump-sum retirement payouts made during the year from the nonqualifed retirement plan.  As a result of the pension obligation settlement, we recorded a non-cash charge to record a pro-rata portion of unrecognized net losses from prior periods.

Considering our past actuarial gains and losses, including the losses in 2001 and 2002, and given our current actuarial assumptions, we expect our pension amortization to peak in 2007 at approximately $28 million and begin to decrease thereafter.

In total, consolidated SG&A expenses increased $18.8 million in 2006.  Excluding the pension items noted above, SG&A expenses increased $10.6 million.  The primary contributors to this increase were sales compensation, fringe costs, and increased information technology spending.  As previously mentioned, in the second quarter of 2006, we reached a favorable settlement to an audit for unclaimed funds and reversed $2.5 million of the reserve to SG&A expense.   On the same basis, SG&A expenses decreased $23.6 million in 2005 from 2004, primarily from a decrease in those same items.

The effect of adoption of SFAS No.123(R) did not have a material effect on SG&A expense.  As of December 31, 2006, there was a total of $977 of share-based compensation related to service-based restricted stock that will be amortized to expense over a weighted-average remaining service period of two years and a total of $1,344 of share-based compensation related to performance-based restricted stock that will be amortized to expense in 2007.

Depreciation and Amortization

Depreciation and amortization continued to trend lower in 2006 - $28.8 million compared with $33.8 million and $37.2 million in the two preceding years.  The decrease reflects a strategic shift away from an asset-intensive business model to one based increasingly on services.  Annual capital spending in recent years has remained in the low to mid $20 million range, compared to the mid $60 million range in years prior to 2001.  In addition, plant consolidations undertaken in recent years have had the effect of reducing excess capacity and equipment depreciation.

We plan to step up our capital spending in 2007, particularly for digital print capacity and workflow software in our POD Services business.  Capital expenditures in 2007 are estimated in the $25-$28 million range and depreciation and amortization should be slightly below that reported in 2006.

Interest Expense

Interest expense was $2.3 million in 2006, compared with $2.5 million and $2.6 million in 2005 and 2004.  The reductions have been driven by lower average debt balances in each year as a result of our cash flow generation, somewhat offset by increased interest rates.

Income Taxes

The effective tax rates were 94.1%, 53.8%, and 47.6%, for 2006, 2005, and 2004.  The table below details the major items that impacted the rates in each of the years.

	2006	%	2005	%	2004	%
Pre-tax Income (Loss) on Continuing Operations	$ 2.6		$ 15.4		$ (14.0)

Income Tax Expense (Benefit)	2.5	94.1%	8.3	53.8%	(6.6)	47.6%

Major Reconciling Items
State rate changes	0.1	3.0%	2.3	15.1%	0.1	-0.6%
Charitable contributions expiration	0.5	19.4%	-		-
Capital loss valuation allowance	0.4	16.6%	-		(0.4)	2.7%
Equity compensation	0.3	9.6%	-		-
Permanent & other items	0.2	5.8%	(0.1)	-0.5%	(0.7)	5.5%
Income Tax Expense (Benefit), adjusted for reconciling items	1.0	39.7%	6.1	39.2%	(5.6)	40.0%

In 2006, we reduced our deferred tax asset by $0.5 million for the value of charitable contributions that will not be realized as a tax deduction due to their expiration.  In addition, a tax valuation allowance of $0.4 million was established in connection with a capital loss that will likely not be offset by future capital gains.  Finally, the deferred tax asset was reduced by $0.3 million to recognize the lower deduction available to the Company as a result of the decrease in the value of the Company’s stock since certain restricted shares that vested in 2006 were granted.  Excluding these and other items, the effective tax rate was 39.7%.

In June 2005, the State of Ohio enacted new tax legislation that had the effect of eliminating $2.3 million of the Company’s tax loss carry-forwards carried in deferred tax.  The effect of this change in tax rates on future periods is not material.

Income (Loss) from Continuing Operations

As indicated in the following table, operating income before restructuring expense, impairment expense, pension loss amortization, and pension settlement losses was down slightly in 2006 - $37.3 million vs. $37.7 million in the prior year.  The gains achieved from the higher gross margin and lower depreciation was eclipsed by increased SG&A spending.  On the same basis, 2006 was $19.4 million above the 2004 result, driven primarily by lower SG&A spending and lower depreciation.  The following table reconciles these amounts to income (loss) from continuing operations and net income on a GAAP basis.

	Effect On Income
	2006	2005	2004

Segment Operating Income	$ 35.7	$ 35.5	$ 11.4

LIFO adjustment	(1.0)	(0.4)	-
Corporate and other unallocated	0.9	(1.4)	(0.5)
Other unallocated pension	1.7	4.0	7.0

	37.3	37.7	17.9
Reconciliation to Net Income (Loss)
Restructuring expense	(2.7)	(1.0)	(11.0)
Asset impairments	(2.7)	(0.3)	(1.0)
Amortization of prior period pension losses	(25.6)	(19.0)	(17.4)
Pension settlement loss	(1.6)	-	-
Income (Loss) on Continuing Operations	4.7	17.4	(11.5)
Interest and other income (expense)	(2.1)	(2.0)	(2.5)
Pre-tax Income (Loss)	2.6	15.4	(14.0)
Income tax adjustments	(1.3)	(2.2)	-
Income Taxes	(1.2)	(6.1)	6.6
Net Income (Loss) on Continuing Operations	0.1	7.1	(7.4)
Discontinued Operations	(11.9)	(5.7)	(22.8)
Cumulative Effect of Change in Accounting Principle	0.1
Net Income (Loss)	$ (11.7)	$ 1.4	$ (30.2)

EPS on Continuing Operations Attribution
Restructuring and impairment	$ (0.11)	$ (0.03)	$ (0.25)
Pension loss amortization & pension settlement loss	(0.57)	(0.40)	(0.37)
Income tax adjustments	(0.05)	(0.08)	-
All other operations	0.74	0.76	0.36
Total on Continuing Operations	$ 0.01	$ 0.25	$ (0.26)

On a per share basis, net income from continuing operations before restructuring, impairment, pension settlement, pension amortization, and tax adjustments was $0.74 in 2006, compared with $0.76 and $0.36 in 2005 and 2004, respectively.

Restructuring and Asset Impairment

At the end of 2006, all of our current restructuring actions were completed.  Pre-tax components of restructuring charges are as follows:

	2006	2005	2004

2006 Restructuring Actions
Severance and employer related costs	$ 0.7	$ -	$ -
Associated costs	1.4	-	-
Total 2006	2.1	-	-

2005 Restructuring Actions
Severance and employer related costs	0.1	0.4	-
Total 2005	0.1	0.4	-

2004 Restructuring Actions
Severance and employer related costs	-	(0.7)	8.7
Contract exit and termination costs	-	-	0.1
Associated costs	-	-	0.1
Total 2004	-	(0.7)	8.9

2003 Restructuring Actions
Contract exit and termination costs	0.3	0.2	0.1
Associated costs	-	-	0.3
Total 2003	0.3	0.2	0.4

2001 Restructuring Actions
Contract exit and termination costs	0.2	1.1	1.7
Total 2001	0.2	1.1	1.7
Total restructuring charges	$ 2.7	$ 1.0	$ 11.0

2006 Restructuring

Within the DLS segment, we closed our Terre Haute, Indiana, label production plant.  The plant’s productive capacity was transferred to three other plants in the United States to improve overall efficiency and lower operating costs.  Restructuring costs incurred included severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.

Pre-tax components of 2006 restructuring expense are as follows:

	Total Costs	Total
	Expected	2006
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 0.7	$ 0.7
Associated costs	1.4	1.4
Total	$ 2.1	$ 2.1

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 0.7	$ (0.7)	$ -
Total	$ 0.7	$ (0.7)	$ -

2005 Restructuring

Within the POD Services segment, we closed one printing center, moving production to other facilities and outsourcing envelope production.  We also closed a warehouse in the DLS segment.  Costs incurred were primarily severance and employer-related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 0.4	$ 0.1	$ 0.5
Other exit costs	-	-	-
Total	$ 0.4	$ 0.1	$ 0.5

BY SEGMENT:
Document and Label Solutions	$ 0.1	$ -	$ 0.1
POD Services	0.3	0.1	0.4
Total	$ 0.4	$ 0.1	$ 0.5

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance	Incurred	Balance
	Accrual	in 2005	2005	in 2006	2006
Severance and employer
related costs	$ 0.4	$ (0.1)	$ 0.3	$ (0.3)	$ -
Total	$ 0.4	$ (0.1)	$ 0.3	$ (0.3)	$ -

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

Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for one sales office, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.

Approximately $0.8 million and $0.4 million of expense was reversed in 2005 and 2004, respectively, as a result of lower than expected severance and healthcare benefits for certain associates.  The majority of the $0.8 million reversal in 2005 was  related to the reversal of an accrual established for severance related to the outsourcing of information technology operations in 2004.  We had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.

Pre-tax components of 2004 restructuring actions are as follows:

	Total Expense	Total	Cumulative
	Expected	2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 7.9	$ -	$ 7.9
Contract termination costs	0.2	-	0.2
Associated costs	0.1	-	0.1
Total	$ 8.2	$ -	$ 8.2

BY SEGMENT:
Document and Label Solutions	$ 4.9	$ -	$ 4.9
POD Services	0.7	-	0.7
Other	2.6	-	2.6
Total	$ 8.2	$ -	$ 8.2

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005	in 2006	2006

Severance and employer
related costs	$ 8.5	$ (5.5)	$ (0.4)	$ 2.6	$ 0.1	$ (1.8)	$ (0.8)	$ -	$ -	$ -

Contract termination
costs	0.1	-	-	0.1	-	(0.1)	-	-	-	-

Total	$ 8.6	$ (5.5)	$ (0.4)	$ 2.7	$ 0.1	$ (1.9)	$ (0.8)	$ -	$ -	$ -

2003 and 2001 Restructuring

Restructuring expense recorded in 2006, 2005, and 2004 for these actions is primarily related to vacated facilities, as the amount accrued is net of any expected sublease income and the Company was unable to sublease the remaining facilities.  No additional expense is remaining related to these facilities.

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	in 2004	2004	in 2005	in 2005	2005	in 2006	2006

Severance and
employer
related costs	$ 9.1	$ (8.9)	$ (0.1)	$ 0.1	$ (0.1)	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Contract
termination
costs	2.3	(0.8)	-	1.5	(0.9)	-	0.7	(0.4)	-	0.3	(0.3)	-
Total	$ 11.4	$ (9.7)	$ (0.1)	$ 1.6	$ (1.0)	$ -	$ 0.7	$ (0.4)	$ -	$ 0.3	$ (0.3)	$ -

Asset Impairment and Net Assets Held for Sale

In conjunction with the closing of the Terre Haute plant, in 2006 we recorded $1.5 million of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and subsequently sold in January 2007.

Subsequent event

In 2007, the Company is taking steps to align its supply chain with market opportunities and customer needs.  We plan to organize and consolidate our manufacturing and distribution capabilities to become more efficient in meeting customer needs.  On January 25, 2007, we adopted a restructuring plan to accomplish these objectives.  The actions associated with the plan are expected to be completed in 2007.

In connection with this plan, on January 26, 2007, we announced that we will close our facility in Middlebury, Vermont, and transfer equipment and production operations to three other plants.  The Middlebury plant, which employs about 112 people, will continue to perform limited production through May 2007.  We expect to record approximately $5.0 million of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $2.0 million for employee related costs and $3.0 million of other associated exit costs, primarily equipment removal and relocation.

At December 31, 2006, we concluded that it was more likely than not that a plant would be closed in the DLS segment which caused us to perform an impairment test on the long-lived assets.  As a result, we recorded an impairment charge of $1.2 million, primarily related to equipment.

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

This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  In particular, we will segregate and highlight cash flows related to restructuring and contributions to our qualified pension plan, both of which are carefully monitored by management and have a significant and variable impact on cash flow.  In addition, because our outstanding debt is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million, we take the measure of cash flow performance prior to debt borrowing or repayment; in effect, we evaluate cash flow as the change in net debt (total debt less cash and cash equivalents).

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2006	2005	2004
Net income plus non-cash items	$ 71.5	$ 77.6	$ 61.4
Change in accounts receivable	(14.6)	5.2	(2.4)
Change in inventories	(2.2)	4.8	(4.7)
Change in accounts payable & accrued liabilities	-	(4.7)	12.7
Restructuring payments	(3.4)	(5.2)	(11.7)
Contributions to qualified pension plan	(25.0)	(15.0)	(10.0)
Other pension & postretirement payments	(6.1)	(5.0)	(4.9)
Income taxes	0.5	(0.6)	1.6
Change in other assets & liabilities	(0.9)	0.4	(0.1)
Net cash provided by operating activities	19.9	57.5	41.9

Acquisitions	-	-	(1.5)
Capital expenditures	(22.9)	(20.2)	(23.2)
Proceeds from sale of plant and equipment	0.6	3.0	3.2
Proceeds from sale of discontinued operations	9.1	-	16.8
Proceeds from (additions to) investments	-	1.1	(0.2)
Net cash used for investing activities	(13.2)	(16.1)	(4.9)

Debt borrowings (payments)	6.4	(46.6)	(45.3)
Dividends paid	(26.6)	(26.4)	(26.2)
Proceeds from issuance of common stock	0.7	1.9	1.0
Purchase of treasury stock	(0.4)	-	-
Debt issuance costs	-	(0.7)	-
Net cash used for financing activities	(19.9)	(71.8)	(70.5)
Exchange rate differences	-	-	0.6
Net change in cash	$ (13.2)	$ (30.4)	$ (32.9)

Memo:
Add back debt (borrowed) paid	(6.4)	46.6	45.3
Cash flow before change in debt	$ (19.6)	$ 16.2	$ 12.4

The Company generated positive cash flow, before debt borrowing and repayments, of $16.2 million and $12.4 million in 2005 and 2004, respectively.  In contrast, 2006 witnessed a cash outflow before borrowing of $19.6 million.

Capital expenditures and dividends were approximately the same in each of the three years.  The major difference in 2006 was that pension funding was twice the average of the prior two years, and accounts receivable were higher.

Operating Activities

Cash provided from operations was $19.9 million in 2006, compared with $57.5 million and $41.9 million for 2005 and 2004, respectively.  Major contributing factors identified in the table above are discussed below.

Net income plus non-cash items for 2006 was lower than in 2005, but well above 2004 – reflecting the year-to-year changes in operating profitability discussed earlier under Results of Operations.

The $14.6 million increase in 2006 accounts receivable was primarily a function of expected December payments from five accounts that were received just after the year-end cut-off, plus an increase in December’s revenue over the prior December.

Restructuring payments have declined in each successive year.  The restructuring announced in January, 2007, will result in approximately $5 million in cash outflows in 2007.

Contributions to the Company’s qualified pension plan were $25 million in 2006, up significantly versus the $15 million and $10 million in the preceding two years.  We plan to make voluntary contributions of $20 million per year for the next several years in order to move the plan toward fully funded status.

Investing Activities

Capital spending has remained in a narrow range in each of the years.  We expect capital expenditures to be in the $25-$28 million range in 2007, primarily focused on POD Services equipment and software.

Financing Activities

Dividend payments were consistent in each year.  The Company has paid a quarterly dividend since going public in 1956; the quarterly dividend has remained at $0.23 per share since the first quarter 2000.

Capital Structure

Our capital structure appears in the table below:

CAPITAL STRUCTURE	2006	2005	2004
Total Debt	$ 41.4	$ 35.0	$ 81.4
Less Cash and Short-term Investments	(0.5)	13.6	(44.1)
Net Debt	40.9	21.4	37.3

Equity	118.2	173.5	205.4
Total	$ 159.1	$ 194.9	$ 242.7
Net Debt:Total Capital	25.7%	11.0%	15.4%

The $19.6 million cash outflow described earlier for 2006 is reflected in the increase in net debt shown in the table above.

Shareholders’ Equity decreased $55.3 million during 2006.  This change primarily reflects the $11.7 million net loss, $26.6 million in dividend payments, and the change in accounting that establishes postretirement benefit liabilities on the basis of projected rather than accumulated obligations that reduced shareholders equity $11.8 million.

The Company currently has a $100 million senior secured revolving credit agreement (Credit Facility) with seven banks that permits borrowing and repayment as needed throughout the year.  The Credit Facility, which expires in May, 2010, is secured by accounts receivable, inventories, and certain other assets.  There is a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.  At year-end, outstanding borrowings under the Credit Facility were $41.0 million and unborrowed credit was $50.8 million, net of letters of credit.

Interest on the Revolver is at the London Interbank Offered Rate (LIBOR) plus an applicable spread based on the sum of available unborrowed credit plus certain cash balances.  The weighted average interest rate, including the spread, was 6.88% at December 31, 2006.  In addition, the Company pays a fee on the unused portion of the credit facility; currently the fee is 37.5 basis points.

We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006.  Some of the amounts we included in this table are based on estimates and assumptions about our obligations, and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (1)	$ 41.0	$ -	$ 41.0	$ -	$ -
Capital lease obligations	0.4	0.4	-	-	-
Operating leases	47.4	15.9	20.9	7.8	2.8
Purchase commitments	13.7	12.6	1.1	-	-
Pension plans (2)	27.8	1.7	4.4	5.0	16.7
Postretirement benefit obligation (3)	20.7	2.1	4.3	4.4	9.9
Total	$ 151.0	$ 32.7	$ 71.7	$ 17.2	$ 29.4

(1) The debt payment information represents amounts outstanding under our revolving line of credit.

(2) The pension plan obligations included in the table above represent benefit payments for 2007 to 2016 under the nonqualifed defined benefit plans that are unfunded.

(3) The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2007 to 2016.

We are obligated under operating leases for real estate, sales offices, transportation equipment, and computer and other equipment.  In accordance with GAAP, the obligations under these operating leases are not recorded on our balance sheet.

Purchase commitments for capital improvements aggregated $1.9 million at December 31, 2006.  We have commitments with equipment suppliers to spend a total of $1.2 million over multiple years.  We also have multiple years remaining on commitments with software companies for total annual license maintenance fees of $2.9 million.  In addition, we have purchase commitments for telecommunications services from suppliers that provide for minimum annual commitments of $1.6 million in 2007.  We outsource certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At December 31, 2006, the early termination penalties total approximately $6.1 million.  The remaining terms of the agreements range from one to four years.  As these remaining terms diminish, the amount of the termination penalties decline.  We have no purchase agreements with suppliers extending beyond normal quantity requirements.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  Future cash requirements of our recently announced restructuring programs are approximately $5 million in 2007.  We do not expect to have a minimum pension funding requirement in 2007, although we plan to make at least a $20 million voluntary contribution to our defined benefit pension plan.

Recently Adopted Accounting Pronouncements

Effective January 2, 2006, we adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective January 2, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and Financial Accounting Standards Board (FASB) Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires a Company with a defined benefit plan and other postretirement plans to: recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation, for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements, which the Company already complies with, and requires additional disclosures.  The effect of adopting  SFAS No. 158 on our consolidated financial position at December 31, 2006, is further described in Notes 13 and 14.  The adoption of this standard did not have an effect on our consolidated results of operations or cash flows in 2006.

As of December 31, 2006, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality.  The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach.  The adoption of SAB 108 did not have an effect on our consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007.  The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  We are currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.  Based upon our analysis completed to date, we expect a reduction in retained earnings between $0.4 million and $1.2 million.  This estimate is subject to revision as we complete our analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We will adopt this statement in fiscal year 2008 and are currently assessing the impact that this standard will have on our consolidated results of operations, financial position, or cash flows.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our Credit Facility.  At December 31, 2006 we had $41 million borrowed against the Credit Facility.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate  plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 6.88% at December 31, 2006.  A hypothetical 100 basis point movement in the prevailing interest rates on the $41 million of borrowings under the Credit Facility would result in a $0.4 million annualized effect on our interest expense.

Foreign Currency

Prior to the sale of InSystems, we were exposed to market risk from changes in foreign currency exchange rates and utilized derivative financial instruments to manage our exposure to such fluctuations.  Our risk management objective was to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them with forward contracts or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract.  Since there was a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these exposures were generally offset by reciprocal changes in value of the hedging instruments when used.  We used derivative financial instruments as risk management tools and not for trading or speculative purposes.

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful in adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $17.3 million.

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

The Audit Committee of the Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management, and the internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters.  The Audit Committee reviews the scope and results of the audit effort with the independent auditors.  The Audit Committee also meets periodically with the independent auditors and internal auditors without management present to ensure that the independent auditors and internal auditors have free access to the Audit Committee.  The Audit Committee’s Report can be found in the Company’s 2007 proxy statement.

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

March 6, 2007

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Standard Register Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Standard Register Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for the year ended December 31, 2006 of The Standard Register Company and subsidiaries and our report dated March 6, 2007 expressed an unqualified opinion.

Dayton, Ohio

March 6, 2007

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of December 31, 2006 and January 1, 2006 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of December 31, 2006 and January 1, 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment (Revised 2004)” and, effective for the fiscal year ended December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2007 expressed an unqualified opinion.

Dayton, Ohio

March 6, 2007

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	January 1,
A S S E T S	2006	2006

CURRENT ASSETS
Cash and cash equivalents	$ 488	$ 13,609
Accounts and notes receivable, net	135,839	120,491
Inventories	49,242	47,033
Deferred income taxes	18,635	14,739
Prepaid expense	13,566	13,953
Assets of discontinued operations	-	25,706
Total current assets	217,770	235,531

PLANT AND EQUIPMENT
Land	2,354	2,473
Buildings and improvements	65,408	67,349
Machinery and equipment	210,617	218,538
Office equipment	155,092	164,958
Construction in progress	10,297	5,625
Total	443,768	458,943
Less accumulated depreciation	325,620	330,342
Plant and equipment, net	118,148	128,601
Net assets held for sale	1,191	-
Total plant and equipment, net	119,339	128,601

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,611	1,558
Deferred tax asset	86,710	80,599
Other	20,092	23,066
Total other assets	114,970	111,780

Total assets	$ 452,079	$ 475,912

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	January 1,
LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 358	$ 611
Accounts payable	36,254	32,770
Accrued compensation	28,050	27,876
Deferred revenue	1,725	1,237
Other current liabilities	34,927	32,353
Liabilities of discontinued operations	-	5,756
Total current liabilities	101,314	100,603

LONG-TERM LIABILITIES
Long-term debt	41,021	34,379
Pension benefit obligation	153,953	107,236
Retiree healthcare obligation	20,398	43,885
Deferred compensation	17,190	16,357
Other long-term liabilities	36	-
Total long-term liabilities	232,598	201,857

COMMITMENTS AND CONTINGENCIES - See Note 17

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2006 - 25,845,304; 2005 - 26,032,701	25,846	26,033
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,321	60,223
Accumulated other comprehensive losses	(141,302)	(121,561)
Retained earnings	218,278	256,576
Treasury stock at cost:
1,949,200 and 1,923,762 shares	(49,701)	(49,351)
Unearned compensation - restricted stock	-	(3,193)
Total shareholders' equity	118,167	173,452

Total liabilities and shareholders' equity	$ 452,079	$ 475,912

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
REVENUE
Products	$ 827,302	$ 834,915	$ 830,840
Services	67,602	55,825	47,487
Total revenue	894,904	890,740	878,327
COST OF SALES
Products	546,543	555,661	538,387
Services	41,169	33,014	30,781
Total cost of sales	587,712	588,675	569,168
GROSS MARGIN	307,192	302,065	309,159
OPERATING EXPENSES
Selling, general and administrative	268,311	249,481	271,518
Depreciation and amortization	28,786	33,848	37,202
Asset impairments	2,738	303	854
Restructuring charges	2,671	998	11,008
Total operating expenses	302,506	284,630	320,582
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,686	17,435	(11,423)
OTHER INCOME (EXPENSE)
Interest expense	(2,285)	(2,465)	(2,643)
Investment and other income	228	499	113
Total other expense	(2,057)	(1,966)	(2,530)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	2,629	15,469	(13,953)
INCOME TAX EXPENSE (BENEFIT)	2,475	8,323	(6,642)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE	154	7,146	(7,311)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of $24, $270 and $20,587
income tax benefit	(1,849)	(6,297)	(35,727)
(Loss) gain on sale of discontinued operations, net of $(2,357), $356,
and $8,550 income tax (benefit) expense	(10,044)	550	12,820
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(11,739)	1,399	(30,218)
Cumulative effect of a change in accounting principle, net of taxes	78	-	-
NET (LOSS) INCOME	$ (11,661)	$ 1,399	$ (30,218)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.01	$ 0.25	$ (0.26)
Loss from discontinued operations	(0.07)	(0.22)	(1.25)
(Loss) gain on sale of discontinued operations	(0.35)	0.02	0.45
Net (loss) income per share	$ (0.41)	$ 0.05	$ (1.06)
NET (LOSS) INCOME	$ (11,661)	$ 1,399	$ (30,218)
Minimum pension liability adjustment, net of $3,760, $7,044,
and $(7,596) deferred income tax benefit (expense)	(5,714)	(10,933)	10,086
Deferred cost on forward contract, net of $(7), $(15) and $21
deferred income tax (expense) benefit	16	24	(40)
Cumulative translation adjustment	(2,246)	45	756
COMPREHENSIVE LOSS	$ (19,605)	$ (9,465)	$ (19,416)
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (11,661)	$ 1,399	$ (30,218)
Cumulative effect of a change in accounting principle	(78)	-	-
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	31,028	39,217	42,944
Asset impairments	2,738	303	48,476
Restructuring charges	1,558	2,266	13,649
Loss (gain) on sale of discontinued operations	12,402	(905)	(21,370)
Pension and postretirement benefit expense	32,195	24,176	23,245
Loss on sale of assets	733	381	1,299
Share-based compensation	2,515	2,090	1,666
Deferred tax expense (benefit)	80	8,064	(18,706)
Other	(32)	611	460
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	(14,612)	5,224	(2,454)
Inventories	(2,209)	4,763	(4,754)
Income taxes	481	(557)	1,584
Other assets	(1,931)	1,134	(2,880)
Restructuring spending	(3,387)	(5,211)	(11,702)
Accounts payable and accrued expenses	127	(4,683)	12,745
Pension and postretirement obligation	(31,071)	(20,015)	(14,890)
Other deferred liabilities	1,071	(764)	2,764
Net cash provided by operating activities	19,947	57,493	41,858
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	-	-	(1,461)
Additions to plant and equipment	(22,906)	(20,224)	(23,228)
Proceeds from sale of plant and equipment	575	2,991	3,172
Proceeds from sale of discontinued operations	9,148	-	16,763
Proceeds from sale of equity investment	-	1,096	-
Additions to equity investments	-	-	(121)
Net cash used in investing activities	(13,183)	(16,137)	(4,875)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	7,000	(46,000)	(45,000)
Principal payments on long-term debt	(611)	(551)	(265)
Proceeds from issuance of common stock	718	1,919	1,033
Dividends paid	(26,607)	(26,428)	(26,256)
Purchase of treasury stock	(350)	-	-
Debt issuance costs	-	(769)	-
Net cash used in financing activities	(19,850)	(71,829)	(70,488)

Effect of exchange rate changes on cash	(35)	(6)	634
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,121)	(30,479)	(32,871)
Cash and cash equivalents at beginning of year	13,609	44,088	76,959
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 488	$ 13,609	$ 44,088

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 2,243	$ 2,764	$ 2,717
Income taxes paid (refunded)	(540)	588	(1,847)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation	$ -	$ 125	$ 1,669
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
COMMON STOCK
Beginning balance	$ 26,033	$ 25,693	$ 25,667
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	(393)	-	-
Dividend reinvestment plan	27	26	32
Restricted stock award, net	-	191	(55)
Issuance of vested shares	150	-	-
Stock option exercises	29	123	49
Ending balance	$ 25,846	$ 26,033	$ 25,693
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 60,223	$ 56,100	$ 56,687
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	(2,800)	-	-
Stock option compensation expense	373	-	-
Compensation expense for unvested shares	2,013	-	-
Dividend reinvestment plan	325	352	373
Restricted stock award, net	-	2,370	(1,349)
Stock option exercises	337	1,418	579
Tax expense from stock transactions	-	(17)	(190)
Issuance of vested shares	(150)	-	-
Ending balance	$ 60,321	$ 60,223	$ 56,100
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (121,561)	$ (110,697)	$ (121,499)
Fair value of forward contract	16	24	(40)
Cumulative translation adjustment	(2,246)	45	756
Minimum pension liability	(5,714)	(10,933)	10,086
Adoption of SFAS 158
Minimum pension liability	129,505	-	-
Net actuarial loss	(157,317)	-	-
Net prior service credit	16,015	-	-

Ending balance	$ (141,302)	$ (121,561)	$ (110,697)
RETAINED EARNINGS
Beginning balance	$ 256,576	$ 281,670	$ 338,164
Net (loss) income	(11,661)	1,399	(30,218)
Dividends declared ($.92 per share)	(26,637)	(26,493)	(26,276)
Ending balance	$ 218,278	$ 256,576	$ 281,670
TREASURY STOCK AT COST
Beginning balance	$ (49,351)	$ (49,351)	$ (49,351)
Treasury stock acquired	(350)	-	-
Ending balance	$ (49,701)	$ (49,351)	$ (49,351)
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ (3,193)	$ (2,735)	$ (5,805)
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	3,193	-	-
Issuance of restricted stock, net	-	(2,548)	1,404
Amortization of unearned compensation	-	2,090	1,666
Ending balance	$ -	$ (3,193)	$ (2,735)
Total shareholders' equity	$ 118,167	$ 173,452	$ 205,405
See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading provider of information solutions for the healthcare, financial services, and manufacturing industries.  The Company’s products and services include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.  The Company markets its products and services primarily through direct sales organizations operating throughout the United States.

The accounting policies that affect the more significant elements of the financial statements are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The Company’s investment in an international joint venture was included in the consolidated financial statements using the equity method of accounting.  The Company’s share of losses from the joint venture was included in investment and other income for periods ending one month prior to the Company’s fiscal period-end in order to ensure timely preparation of the consolidated financial statements.  In September 2005, the Company sold its interest in the joint venture partnership agreement for $1,096 in cash resulting in a loss of $173.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2006, 2005, and 2004, ended on December 31, 2006, January 1, 2006, and January 2, 2005, respectively.  Fiscal year 2004 included 53 weeks and fiscal years 2005 and 2006 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to: pension and postretirement healthcare benefit plan assumptions; impairment of long-lived assets; deferred taxes; inventories; share-based compensation, and contingent liabilities.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of  financial statements denominated in foreign currencies are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income.  Realized gains and losses from transactions denominated in foreign currencies are not material.

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

Bad debt expense was $529, $379, and $1,036 for fiscal years 2006, 2005, and 2004, respectively.

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

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $28,103, $33,232, and $36,669 in 2006, 2005, and 2004, respectively.  Estimated useful lives range from 5-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

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

Revenue Recognition

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations of the contract have been satisfied.  Under contractual arrangements with certain customers, at the customer’s request, the Company prints and stores custom forms for the customer’s specified future delivery.   Such products are stored in the Company’s warehouses and are not used to fill other customers’ orders.  In these transactions, delivery and billing terms are specified in the contracts and product revenue is recognized when title and risk of loss passes to the customer and the order is invoiced under normal credit terms.

The Company has two types of these transactions.  One type is called “invoiced released” and the other is referred to as “invoiced stored.”  Under “invoiced released” arrangements, the customer is not invoiced and revenue is not recognized until the product is released from storage at the customer’s request.  The finished product remains in the Company’s inventory until released to the customer.  Under this arrangement, title and risk of ownership remain with the Company until the product is released to the customer.  Under “invoiced stored” arrangements, the customer is invoiced and revenue is recognized when the manufacturing is complete and the product is placed in storage. The finished product is not included in the Company’s inventory and title and risk of ownership have passed to the customer.  In these situations, the Company receives a warehouse management fee for the services it provides.

Service Revenue

Service revenue primarily includes warehouse storage fees, design services, professional services, consulting, sourcing services, and membership fees.   The Company generally recognizes service revenue as the services are performed.

Software Revenue

The Company also generates revenue from licensing the rights to software products to end-users.  In addition, the Company generates revenue from maintenance and customer support services (maintenance arrangements) and professional services associated with the licensing of software.  The revenue from the professional services is recognized either on the completed contract method or when specific milestones are reached.

Revenue from software license agreements is recognized as revenue upon receipt of a signed license agreement or an amendment under an existing license agreement and delivery of the software, if there are no significant remaining  obligations, the fee is fixed and determinable, and collection of the receivable is probable.  Revenue from maintenance arrangements is deferred and subsequently recognized as revenue over the period the services are provided.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding and common equivalent shares from stock options and unvested shares using the treasury method, except when anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated comprehensive income (loss) include the following:

	2006	2005	2004
Minimum pension liability	$ -	$ (123,791)	$ (112,858)
Actuarial losses	(157,317)	-	-
Prior service credit	16,015	-	-
Fair value of forward contract	-	(16)	(40)
Foreign currency translation	-	2,246	2,201
Total	$ (141,302)	$ (121,561)	$ (110,697)

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $5,138, $4,023, and $4,415, for 2006, 2005, and 2004, respectively.

Advertising

The Company expenses costs of advertising as incurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation including: reclassification of costs associated with design services from “Selling, General, and Administrative” expense to “Cost of Sales” and reclassification of certain product codes from “Service Revenue” to “Product Revenue.”

Recently Adopted Accounting Pronouncements

Effective January 2, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No.123(R), “Share Based Payment (Revised 2004),” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123 (R).  The Company recognized a $78 reduction of expense, net of taxes, to record the cumulative effect of a change in accounting principle as of January 2, 2006.  Incremental compensation expense recognized under SFAS No. 123(R) in 2006 is not material.

The Company previously accounted for share-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No share-based employee compensation cost for stock options was recognized in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In December 2004, the compensation committee of the Company’s Board of Directors voted to accelerate the vesting of approximately 965,500 unvested options which had option prices at least 30% greater than the market price as of December 15, 2004.  The accelerated vesting of these stock options provided reward, recognition and immediate motivation for the Company’s associates.  By accelerating the vesting on these “out-of-the-money” options, the Company reduced the future expense to be recognized under SFAS No. 123(R) by approximately $1,250 which the Company believed was in the best interest of the shareholders.

Effective January 2, 2006, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 Inventory Pricing.”  SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs.  Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.  SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective January 2, 2006, the Company adopted SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and Financial Accounting Standards Board (FASB) Statement No. 3."  SFAS No. 154 requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principle where transition is not specified by a new accounting pronouncement.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires a Company with a defined benefit plan and other postretirement plans to: recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation –  in its statement of financial position.  For a pension plan, the benefit obligation is the projected benefit obligation, for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements, which the Company already complies with, and requires additional disclosures.  The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006, is further described in Notes 13 and 14.  The adoption of this standard did not have an effect on the Company’s consolidated results of operations or cash flows in 2006.

As of December 31, 2006, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality.  The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a prior approach but are material under the SAB 108 approach.  The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.   It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effect of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.  Based upon analysis completed to date, the Company expects a reduction in retained earnings between $400 and $1,200.   This estimate is subject to revision as management completes its analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company will adopt this statement in fiscal year 2008 and is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.

NOTE 2 –DISCONTINUED OPERATIONS

The sale of InSystems, a reportable segment since its acquisition in 2002, and the sale of the equipment service business, a component of the Document and Label Solutions segment, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result, the Company has segregated the assets, liabilities, revenue and expenses of these discontinued operations in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8,500 in cash, plus the return of certain cash deposits.   The transaction resulted in a loss of approximately $10,111, net of taxes, which includes a charge of $1,974 for contractual obligations to Whitehill Technologies, Inc., related to the leased facility.  The Company made the decision to sell this business primarily because it no longer fit with the Company’s future strategic direction.  Revenue for InSystems included in discontinued operations was $4,897, $11,175, and $11,922, for 2006, 2005, and 2004, respectively.  No interest expense was allocated to discontinued operations.

The Company’s consolidated balance sheet at January 1, 2006, included the following assets and liabilities related to InSystems:

Assets
Accounts receivable	$ 2,515
Deferred tax assets	4,545
Other assets	334
Property and equipment, net	1,388
Intangible and other assets	16,924
Total assets	$ 25,706

Liabilities
Deferred revenue	$ 2,499
Accrued liabilities	2,702
Other long-term liabilities	555
Total liabilities	$ 5,756

As a result of the decision to stop further investment in certain software initiatives that would not produce an adequate return, in 2003 InSystems recorded a restructuring charge.  Remaining amounts in the accrual at the end of 2003 are reflected in the table below.  In 2004, the Company reduced the workforce and leased office space at its InSystems headquarters.  InSystems had experienced significant declines in its revenues and margins in recent periods and the Company elected to reduce costs and refocus attention on InSystems’ key product lines.  During 2005, InSystems trimmed its staffing by an additional ten persons and vacated an additional portion of its headquarters facility.  Costs incurred included severance and employer-related costs, including outplacement and healthcare allowances; lease termination costs for portions of the InSystems headquarters, including contractual obligations for taxes, utilities, and maintenance costs.   In conjunction with the recording of the contractual obligation above, the Company reversed a restructuring liability of $1,113 to discontinued operations.  Restructuring expense (credit) included in discontinued operations was  ($1,113), $1,269 and $2,601 for 2006, 2005, and 2004, respectively.

A summary of InSystems’ restructuring accrual activity is as follows:

	Balance	Charged to	Reversed	Incurred	Balance	Charged to	Incurred	Reversed	Balance	Incurred	Reversed	Balance
	2003	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005	in 2006	in 2006	2006

Severance and employer
related costs	$ 1,203	$ 1,487	$ (72)	$ (2,325)	$ 293	$ 482	$ (520)	$ (163)	$ 92	$ (92)		$ -

Contract termination costs	-	1,141	-	(18)	1,123	712	(726)	-	1,109	4	(1,113)	-

Associated costs	-	45	-	(45)	-	-	-	-	-

Total	$ 1,203	$ 2,673	$ (72)	$ (2,388)	$ 1,416	$ 1,194	$ (1,246)	$ (163)	$ 1,201	$ (88)	$ (1,113)	$ -

The restructuring at InSystems during the third quarter of 2004 was considered to be a triggering event that indicated that goodwill possibly was impaired.  Accordingly, the Company performed an evaluation of the recoverability of InSystems’ goodwill in advance of the annual test that would otherwise have been conducted in the fourth quarter of 2004.

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

The results of the first step indicated that the carrying value of the InSystems assets exceeded their fair value.  The analysis showed that a majority of the reduction in fair value since the test at the end of 2003 was caused by the reduction in earnings multiples that occurred in the software industry over the first nine months of 2004.  Additionally, delays in the timing of expected recovery in the insurance market, a lower base for revenue growth stemming from restructuring actions at InSystems, and decreased revenue in 2004 contributed to a reduced earnings forecast.

The Company retained a third-party valuation firm to assist in calculating the fair values used in determining the implied value of goodwill used in the second step of the impairment test. The Company concluded that goodwill was impaired and recorded an impairment charge of $47,059, included in discontinued operations, which represented all of the goodwill for InSystems.  In conjunction with the goodwill impairment test, the Company performed impairment tests of InSystems’ intangible assets subject to amortization and they were found not to be impaired.  InSystems also sold its Roanoke, Virginia facility in 2004.  The carrying value was adjusted to its fair value less costs to sell, based upon an appraisal, resulting in an impairment charge of $564.

Equipment Service

In December 2004, the Company sold selected assets and transferred selected liabilities of its equipment service business to Pitney Bowes for approximately $16,763 in cash and retained $2,433 of equipment service business accounts receivable.  The sale of the equipment service business allowed the Company to redirect investment to its core business initiatives.  The transaction resulted in a gain of $12,820, net of taxes.  In 2005, the Company finalized the working capital adjustment with Pitney Bowes related to the sale of the service business.  The net impact of this adjustment and adjustments of related reserves resulted in a net increase in the gain on sale of $550 in 2005 and $67 in 2006.  Revenue of the equipment service business included in discontinued operations was $22,902 for 2004.  No interest expense was allocated to discontinued operations.

NOTE 3 – RESTRUCTURING, ASSET IMPAIRMENT, AND ASSETS HELD FOR SALE

Restructuring

All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.  At the end of 2006, all of our current restructuring actions were completed.  Pre-tax components of restructuring charges are as follows:

	2006	2005	2004
2006 Restructuring Actions
Severance and employer related costs	$ 731	$ -	$ -
Associated costs	1,417	-	-
Total 2006	2,148	-	-

2005 Restructuring Actions
Severance and employer related costs	74	382	-
Associated costs	6	3	-
Total 2005	80	385	-

2004 Restructuring Actions
Severance and employer related costs	-	(724)	8,664
Contract exit and termination costs	-	42	140
Associated costs	9	-	65
Total 2004	9	(682)	8,869

2003 Restructuring Actions
Severance and employer related costs	-	-	(3)
Contract exit and termination costs	245	189	154
Associated costs	-	-	267
Total 2003	245	189	418

2001 Restructuring Actions
Contract exit and termination costs	189	1,106	1,721
Total 2001	189	1,106	1,721
Total restructuring charges	$ 2,671	$ 998	$ 11,008

2006 Restructuring

Within the Document and Label Solutions (DLS) segment, the Company closed its Terre Haute, Indiana label production plant.  The plant’s productive capacity was transferred to three other plants in the United States to improve overall efficiency and lower operating costs.  Costs incurred included severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.

Pre-tax components of 2006 restructuring charges are as follows:

	Total Costs	Total
	Expected	2006
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 731	$ 731
Associated costs	1,417	1,417
Total	$ 2,148	$ 2,148

A summary of the 2006 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2006	2006

Severance and employer related costs	$ 694	$ (694)	$ -
Total	$ 694	$ (694)	$ -

2005 Restructuring

Within the Print On Demand (POD) Services segment, the Company closed one printing center, moving production to other facilities and outsourcing envelope production.   The Company also closed a warehouse in the DLS segment.  Costs incurred were primarily severance and employer related costs.

Pre-tax components of 2005 restructuring charges are as follows:

	Total Costs	Total	Cumulative
	Expected	2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 456	$ 74	$ 456
Other exit costs	9	6	9
Total	$ 465	$ 80	$ 465

BY SEGMENT:
Document and Label Solutions	$ 69	$ -	$ 69
POD Services	396	80	396
Total	$ 465	$ 80	$ 465

A summary of the 2005 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance	Incurred	Balance
	Accrual	in 2005	2005	in 2006	2006

Severance and employer
related costs	$ 382	$ (46)	$ 336	$ (336)	$ -

Total	$ 382	$ (46)	$ 336	$ (336)	$ -

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

Costs incurred included severance and employer related costs, including outplacement and healthcare allowances; lease termination costs for one sales office, including contractual obligations for taxes, utilities, and maintenance costs; and associated travel and moving costs related to the restructuring actions.

Approximately $811 and $384 of expense was reversed in 2005 and 2004, respectively, as a result of lower than expected severance and healthcare benefits for certain associates.  Of the $811 reversal in 2005, approximately $778 was the reversal of an accrual established for severance related to its outsourcing of information technology operations in 2004.  The Company had agreed to pay severance to associates whose positions were subsequently eliminated and the number of positions eliminated was less than expected.

Pre-tax components of 2004 restructuring charges are as follows:

	Total Expense	Total	Cumulative
	Expected	2006	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 7,901	$ -	$ 7,901
Contract termination costs	181	-	181
Associated costs	113	9	113
Total	$ 8,195	$ 9	$ 8,195

BY SEGMENT:
Document and Label Solutions	$ 4,866	$ 9	$ 4,866
POD Services	702	-	702
Other	2,627	-	2,627
Total	$ 8,195	$ 9	$ 8,195

A summary of the 2004 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Charged to	Incurred	Reversed	Balance	Incurred	Balance
	Accrual	in 2004	in 2004	2004	Accrual	in 2005	in 2005	2005	in 2006	2006

Severance and
employer related costs	$ 8,519	$ (5,511)	$ (384)	$ 2,624	$ 60	$ (1,873)	$ (811)	$ -	$ -	$ -

Contract termination costs	137	(43)	(9)	85	-	(59)	-	26	(26)	-

Total	$ 8,656	$ (5,554)	$ (393)	$ 2,709	$ 60	$ (1,932)	$ (811)	$ 26	$ (26)	$ -

2003 and 2001 Restructuring

Restructuring expense recorded in 2006, 2005, and 2004 for these actions was primarily related to vacated facilities, as the amount accrued was net of any expected sublease income and the Company was unable to sublease the remaining facilities. No additional expense is remaining related to these facilities.

A summary of the 2003 restructuring accrual activity is as follows:

	Charged to	Incurred	Reversed	Balance	Incurred	Balance	Incurred	Balance	Incurred	Balance
	Accrual	in 2003	in 2003	2003	in 2004	2004	in 2005	2005	in 2006	2006

Severance and
employer related costs	$ 9,112	$ (8,923)	$ (64)	$ 125	$ (125)	$ -	$ -	$ -	$ -	$ -

Contract termination costs	2,330	(830)	-	1,500	(850)	650	(384)	266	(266)	-

Total	$11,442	$ (9,753)	$ (64)	$ 1,625	$ (975)	$ 650	$ (384)	$ 266	$ (266)	$ -

Asset Impairment and Net Assets Held for Sale

In conjunction with the closing of the Terre Haute plant, in 2006 the Company recorded $1,474 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and subsequently sold in January 2007.  In addition, impairment charges of $27 were recorded in the International Segment.

During 2005, the Company recorded $303 of asset impairments, primarily for software that was replaced during the year.

Assets held for sale at the end of 2003 were sold in 2004 resulting in additional impairment charges of $245 for the POD Services segment.  The POD Services segment also recorded $73 of asset impairment charges related to an intangible asset and the DLS segment recorded asset impairment charges on equipment totaling $536.

All Impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

Subsequent event

In 2007, the Company is taking steps to align its supply chain with market opportunities and customer needs.  The Company plans to organize and consolidate its manufacturing and distribution capabilities to become more efficient in meeting customer needs.  On January 25, 2007, the Company adopted a restructuring plan to accomplish these objectives.  The actions associated with the plan are expected to be completed in 2007.

In connection with this plan, on January 26, 2007, the Company announced that it will close its facility in Middlebury, Vermont, and transfer equipment and production operations to three other plants.  The Middlebury plant, which employs about 112 people, will continue to perform limited production through May 2007.  The Company expects to record approximately $5,000 of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $2,000 for employee related costs and $3,000 of other associated exit costs, primarily equipment removal and relocation.

At December 31, 2006, the Company concluded that it was more likely than not that a plant would be closed in the DLS segment which caused the Company to perform an impairment test on the long-lived assets.  As a result, the Company recorded an impairment charge of $1,237, primarily related to equipment.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 31,	January 1,
	2006	2006
Current:
Trade receivables	$ 133,530	$ 118,772
Less allowance for uncollectible receivables	(2,135)	(2,290)
Net trade receivables	131,395	116,482
Notes receivable	58	19
Less allowance for uncollectible receivables	(29)	-
Net notes receivable	29	19

Other receivables	4,415	3,990
Total current receivables	$ 135,839	$ 120,491

Long-term:
Notes receivable	$ 3,067	$ 3,157
Less allowance for uncollectible receivables	(3,008)	(3,155)
Total long-term notes receivable	$ 59	$ 2

NOTE 5 – INVENTORIES

LIFO inventories consist of the following:

	December 31,	January 1,
	2006	2006

Finished products	$ 41,739	$ 39,019
Jobs in process	3,216	3,442
Materials and supplies	4,287	4,572

Total	$ 49,242	$ 47,033

If the first-in, first-out (FIFO) method had been used, these inventories would have been $34,916 higher at December 31, 2006, and $33,870 higher at January 1, 2006.

During 2006 and 2005, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $1,467 and $656 in 2006 and 2005, respectively, and increased net income from continuing operations by $885, or $0.03 per share, in 2006 and $399, or $0.01 per share in 2005.

The Company subcontracts, stores, and later distributes finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a FIFO basis and amounts related to such subcontracted finished goods inventories are excluded from the Company’s LIFO calculation.  At December 31, 2006 and January 1, 2006, the amounts excluded for subcontracted finished goods inventories were $27,381 and $22,332, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to the POD Services segment.  During the second quarters of 2006 and 2005, the Company performed the annual impairment test for goodwill which did not result in any impairment.

Identifiable intangible assets consist of the following:

	December 31, 2006		January 1, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives

Patents	$ 650	$ (534)	$ 650	$ (487)
Customer contracts	303	(303)	303	(214)
Software rights	500	(66)	-	-
Professional services backlog	735	(674)	735	(429)
	2,188	(1,577)	1,688	(1,130)

Intangible Assets with Indefinite Lives

Trademark	1,000	-	1,000	-
	1,000	-	1,000	-

Total	$ 3,188	$ (1,577)	$ 2,688	$ (1,130)

Amortization expense for intangible assets was $447, $380, and $356, for 2006, 2005, and 2004, respectively.  Estimated amortization expense for the next five years is as follows:  2007-$208; 2008-$146; 2009-$123; 2010-$100; and 2011-$34.

NOTE 7 – OTHER CURRENT LIABILITES

Other current liabilities consist of the following:

	December 31,	January 1,
	2006	2006

Non-income taxes	$ 7,062	$ 6,125
Dividends payable	6,663	6,632
Other current liabilities	21,202	19,596
Total	$ 34,927	$ 32,353

At January 2, 2005, the total liability for unclaimed funds was $5,036 including an estimate of the liability for the results of an ongoing audit related to numerous states for years prior to 2002.  The calculation is based upon the evaluation of information currently available, prior experience in settling state audits, an estimate for any interest and penalties, as well as any liability for states not involved in the audit.  In 2005, the Company reduced its estimate of the total liability for unclaimed funds by $1,601 which increased net income from continuing operations by $974 or $0.03 per share.  In 2006, the Company reached a favorable settlement to that audit and reduced the total liability by an additional $2,534 which increased net income from continuing operations by $1,548 or $0.05 per share.

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	January 2,
	2006	2005

Revolving credit facility	$ 41,000	$ 34,000
Capital lease obligation	379	990
Total	41,379	34,990
Less current portion	358	611

Long-term portion	$ 41,021	$ 34,379

The Company has a $100,000 five-year senior secured revolving credit facility (the Credit Facility) with seven banks that matures in May, 2010.  The Credit Facility is secured by accounts receivable, inventories, and certain other assets of the Company.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10,000.

The Credit Facility provides for the payment of interest on amounts borrowed under London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 6.88% at December 31, 2006, and 5.875% at January 1, 2006.  The Company is also required to pay a fee on the unused portion of the Credit Facility.  As of December 31, 2006, such fee is payable at an annual rate of 37.5 basis points.

The Company’s capitalized lease obligation provided for total payments, including interest, of approximately $1,857.  At December 31, 2006, future minimum payments for the lease were $379 including interest, of which $358 is due in 2007 and $21 is due in 2008.  Amortization expense for the capital lease is included with depreciation expense in the Company’s Consolidated Statement of Income.

The carrying amount of the Company’s debt approximates fair value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2006	2005	2004
Current:
Federal	$ (100)	$ (139)	$ (707)
State and local	62	175	784

	(38)	36	77
Deferred	2,513	8,287	(6,719)

Total	$ 2,475	$ 8,323	$ (6,642)

The significant components of the deferred tax expense (benefit) are as follows:

	2006	2005	2004

Depreciation	$ (3,632)	$ (5,218)	$ 4,757
Goodwill and intangible assets	18,488	1,914	1,290
Restructuring	239	1,097	(205)
Pension	5,836	(1,674)	(4,333)
Inventories	(4)	(23)	421
State and local net operating loss carryforward	44	2,135	(1,231)
Federal tax credit	-	-	(133)
Compensation and benefits	(2,563)	(1,051)	422
Accounts and notes receivable	79	469	(101)
Retiree healthcare benefits	1,096	1,539	1,304
Federal net operating loss carryforward	(15,190)	9,152	(8,065)
Other	(1,880)	(53)	(845)

Total	$ 2,513	$ 8,287	$ (6,719)

The components of the current net deferred tax asset and long-term net deferred tax asset are as follows:

	December 31,	January 1,
	2006	2006
Deferred tax asset:
Allowance for doubtful accounts	$ 848	$ 897
Inventories	1,142	1,138
Compensation and benefits	13,147	10,585
Restructuring	-	246
Other	3,498	1,873

Total current asset	18,635	14,739

Deferred tax asset (liability):
Depreciation	(17,194)	(21,305)
Notes receivable	1,206	1,236
Goodwill and intangible assets	9,878	29,945
Pension	45,111	39,414
Retiree healthcare benefits	16,100	17,197
Capital loss carryforwards	15,632	1,179
Federal net operating loss carryforward	25,150	7,930
State and local net operating loss carryforward	2,099	1,861
Federal tax credit	1,802	2,015
Other	2,558	2,306

Total long-term tax asset	102,342	81,778
Less: valuation allowance	(15,632)	(1,179)

Net long-term asset	86,710	80,599

Net deferred tax asset	$ 105,345	$ 95,338

The Company reviews the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company’s review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

At December 31, 2006, the Company has unused U.S. federal and state net operating loss carryforwards of $71,858 and $31,939, respectively, generally expiring from 2023 through 2026.  The Company has not provided a valuation allowance as it does not expect these operating losses to expire unused.

The Company has a U.S. capital loss carryforward of $4,023 of which $3,576 expires in 2008 and $447 expires in 2010.  A full valuation allowance has been provided on the tax benefit associated with this carryforward as it is more likely than not that this carryforward will not be utilized before the expiration period.

The Company has a Canadian capital loss carryforward of $80,194 that has an indefinite life.  A full valuation allowance has been provided for the tax benefit associated with the capital loss as it is more likely than not that the capital loss will not be utilized.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State and local income taxes	4.7	4.2	(5.0)
Equity compensation	9.6
Charitable contributions expiration	19.4
Capital loss valuation allowance	16.6		(2.7)
State rate changes	3.0	15.1	.6
Permanent & other items	5.8	(.5)	(5.5)
Effective tax rate	94.1%	53.8%	(47.6)%

Ohio corporate tax legislation enacted on June 30, 2005, phases out the Ohio Corporate Franchise Tax and phases in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.

The effect of the change in tax legislation was to increase income tax expense by $2,337 in 2005 to reduce the deferred tax assets established for net operating loss benefits in Ohio that are not expected to be realized and other deferred tax assets, primarily related to employee benefit plans.

NOTE 10 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A.  These are equal in all respects except voting rights and restrictions on ownership of Class A stock.  Each of the 23,896,104 shares of Common outstanding has one vote, while each of the 4,725,000 outstanding shares of Class A is entitled to five votes.  Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

NOTE 11 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2006	2005	2004

Weighted-average shares outstanding - basic	28,543	28,738	28,536
Effect of potentially dilutive securities	36	28	-

Weighted-average shares outstanding - diluted	28,579	28,766	28,536

The effects of stock options and unvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 2,161,168 and 2,237,267 shares during 2006 and 2005 were not included in the computation of diluted EPS, because the exercise prices of the options were greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.  Due to the net loss from continuing operations incurred in fiscal 2004, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has one plan under which share-based awards may currently be granted to officers and key employees.  The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or nonqualifed stock options, restricted stock grants, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the 2002 Plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock incentives under the 2002 Plan.

Stock options granted under the 2002 Plan and a previous plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  The options vest over periods determined when granted, generally one to four years, and are exercisable until the term expires.

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

Prior to the adoption of SFAS 123 (R)

Prior to January 2, 2006, the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations.   Effective January 2, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R).

The following table illustrates the effect on net income and earnings per share from continuing operations as if the Company had determined compensation cost for all awards granted under the Company’s share-based compensation plans under the provisions of SFAS No. 123, prior to the adoption of SFAS No. 123(R).  For purposes of this pro forma disclosure, the fair value of stock options was estimated using a Black-Scholes option-pricing model and amortized on a straight-line basis over the options’ vesting periods.

	2005	2004
Net income (loss) from continuing operations, before cumulative
effect of a change in accounting principle	$ 7,146	$ (7,311)
Add: share-based employee compensation expense included in
reported net income, net of related tax effects	1,271	976
Less: share-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects	(1,437)	(3,599)

Pro forma net income (loss) from continuing operations	$ 6,980	$ (9,934)

Basic and diluted earnings (loss) per share from continuing operations
As reported	$ 0.25	$ (0.26)

Pro forma	$ 0.24	$ (0.35)

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

Adoption of SFAS 123 (R)

The following table illustrates the effect of adoption of SFAS No. 123(R) on 2006 results of operations.

2006
Decrease to income from continuing operations before income taxes
and cumulative effect of a change in accounting principle	$ (321)
Increase to net loss	$ 116

Effect on basic and diluted earnings per share	$ -

Total share-based compensation expense by type of award is as follows:

	2006	2005	2004

Restricted stock awards, service-based	$ 1,154	$ 1,398	$ 1,627
Restricted stock awards, performance-based	988	692	-
Stock options	373	-	-
Total share-based compensation expense	2,515	2,090	1,627
Tax effect on share-based compensation expense	999	819	651
Net effect on income from continuing operations	$ 1,516	$ 1,271	$ 976

Effect on basic and diluted earnings per share	$ 0.05	$ 0.04	$ 0.03

Stock Options

The weighted-average fair value of stock options granted in 2006, 2005, and 2004, was estimated at $3.26, $2.19, and $3.02 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions.

Expected Term:  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.

Expected Volatility:  The fair value of share-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices.

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

The weighted-average of significant assumptions used to estimate the fair value of options granted in 2006 are as follows:

	2006	2005	2004

Risk-free interest rate	4.6%	3.8%	3.3%
Dividend yield	6.1%	6.9%	6.3%
Expected life	4 years	5 years	5 years
Expected volatility	34.2%	33.5%	33.5%

A summary of the Company’s stock option activity and related information for 2006 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price

Outstanding at January 1, 2006	2,391,626	$ 20.31
Granted	310,214	16.84
Exercised	(29,267)	12.52
Forfeited/Cancelled	(332,643)	22.77

Outstanding at December 31, 2006	2,339,930	$ 19.60

Exercisable at December 31, 2006	1,834,134	$ 20.82

The total intrinsic value of options exercised in 2006, 2005, and 2004, was $76, $203, and $232, respectively.

Following is a summary of the status of stock options outstanding at December 31, 2006, which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value

2,304,690	5 years	$ 19.67	$ 20	1,834,134	4 years	$ 20.82	$ 17

Restricted Stock Awards

The Company has awarded restricted stock to certain of its employees that vest based on service requirements.  The fair value of the service-based restricted stock awards is based on the closing market price of the Company’s common stock on the day prior to the date of award and is being amortized to expense over vesting periods of three, four, and five years.  The weighted-average grant date fair value of service-based restricted stock issued in 2006, 2005, and 2004, was $16.82, $12.94, and $15.61, per share, respectively.  The share-based compensation recognized in 2006 is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  The total fair value of restricted stock that vested during 2006, 2005, and 2004 was $2,066, $1,011, and $1,703, respectively.  As of December 31, 2006, there was a total of $977 of share-based compensation related to service-based restricted stock that will be amortized to expense over a weighted-average remaining service period of two years.

In 2005, the Company awarded 148,000 shares of restricted stock at a weighted-average grant date fair value of $12.89 per share which vest subject to attainment of the performance goal by the Company by fiscal year-end 2007.  In 2006, an additional  81,751 shares with a weighted-average grant date fair value of $14.56 per share were granted subject to attainment of the same performance goal.  If the performance goal was attained prior to 2007, vesting would have accelerated.  If, however, the performance goal is not attained in 2007, these restricted stock awards will be forfeited and canceled and all expense recognized to date will be reversed.  In 2005, 5,700 shares of the performance-based restricted stock grants were forfeited.  The Company expects the full amount of the remaining outstanding performance-based restricted stock awards to vest in 2007 and therefore has not reduced compensation expense for estimated forfeitures.  The fair value of the performance-based restricted stock awards is based on the closing market price of the Company’s common stock on the day prior to the date of award.  As of December 31, 2006, there was a total of $1,344 of share-based compensation related to performance-based restricted stock that will be amortized to expense in 2007.

All restricted stock program participants are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of the Company’s restricted stock activity and related information for 2006 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	392,922	$ 15.10
Granted	123,101	15.32
Vested	(149,858)	17.56
Forfeited/Canceled	(20,233)	16.10

Nonvested at December 31, 2006	345,932	$ 14.05

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

NOTE 13 – PENSION PLANS

Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires the Company to recognize the funded status of its pension and postretirement plans in the December 31, 2006, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment represents the net unrecognized actuarial losses and unrecognized prior service cost remaining from the initial adoption of SFAS No. 87 for pension plans and SFAS No. 106 for postretirement plans, all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet.  These amounts will be subsequently amortized to net periodic benefit cost.  Actuarial gains and losses that arise in subsequent periods and that are not immediately recognized as net periodic benefit cost will also be recognized as a component of accumulated other comprehensive income and subsequently amortized to net periodic benefit cost.

The incremental effects of adopting SFAS No. 158 for both pension and postretirement plans on the Company’s balance sheet at December 31, 2006, are presented in the following table.  The adoption of this standard had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented.

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2006
Other assets	$ 22,474	$ (2,382)	$ 20,092
Other current liabilities	(30,973)	(3,954)	(34,927)
Pension benefit obligation	(120,569)	(33,384)	(153,953)
Retiree healthcare obligation	(40,545)	20,147	(20,398)
Deferred tax asset	78,934	7,776	86,710
Accumulated other comprehensive income	129,505	11,797	141,302

The Company has a qualified defined benefit plan covering certain of its U.S. employees that is no longer available to new participants.  The benefits are based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier.  The benefit formula for certain participants (primarily participants hired after December 31, 1999) was frozen and these participants do not earn any additional benefit credits after this date; however, their lump sum earns 4% interest annually until termination of employment with the Company.  Participants not affected by this change will continue to receive and accrue pension benefits as with the current plan.  The Company contributes to the plan to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.  The Company considers the funded status of the plan, required plan contributions, income tax deductibility, and quarterly cash flow in its funding decisions.  Pension plan assets are invested in a broadly-diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

The Company has a non-qualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  In addition, the Company has a noncontributory supplemental non-qualified retirement plan for elected officers.  Participants earn benefits based on years of service and the employee’s average earnings.  The Company’s funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.  The Company also has a supplemental retirement agreement with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.

The following table sets forth the reconciliation of the benefit obligation, plan assets, and the funded status for all Company pension plans.  The Company used a December 31 measurement date to determine the benefit obligation and fair value of plan assets at the end of 2006 and 2005.

Change in Benefit Obligation	2006	2005

Benefit obligation at beginning of year	$ 476,306	$ 461,151
Service cost	8,147	7,755
Interest cost	27,386	26,612
Settlement loss	547	-
Actuarial loss	58,704	30,993
Benefits paid	(55,044)	(50,205)

Benefit obligation at end of year	$ 516,046	$ 476,306

Change in Plan Assets

Fair value of plan assets at beginning of year	$ 340,294	$ 347,832
Actual return on plan assets	45,380	25,974
Employer contributions	29,538	16,693
Benefits paid	(55,044)	(50,205)

Fair value of plan assets at end of year	$ 360,168	$ 340,294

Funded status	$ (155,878)	$ (136,012)
Unrecognized net actuarial loss	-	236,355
Unrecognized prior service cost	-	1,517

Net amount recognized	$ (155,878)	$ 101,860

Amounts Recognized in Balance Sheet

Accrued pension liability - current	$ (1,925)	$ -
Accrued pension liability - long-term	(153,953)	(107,236)
Accumulated other comprehensive loss	-	123,791
Intangible asset	-	2,986
Deferred tax asset	-	82,319

Net amount recognized	$ (155,878)	$ 101,860

The actuarial loss for 2006 is the result of various factors including: the change in mortality tables from 1983 GAM to RP2000; lower than assumed interest rates for lump sum payments in 2006; change in expected retirement age for active participants; and other demographic factors.  The actuarial loss for 2005 is primarily due to decreasing the liability discount rate for the benefit obligation from 6.0% to 5.75% for 2005.  A change in the assumptions related to the valuation of distributions to retirees also contributed to the increase.  Historically, distributions have been valued as annuities and, beginning with the 2005 benefit obligation calculation, they are valued as lump sum payments since a majority of retirees choose lump sum payments as the form of distribution.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2006	2005
Projected benefit obligation	$ 516,046	$ 476,306
Accumulated benefit obligation	480,643	447,475
Fair value of plan assets	360,168	340,294

The Company’s three non-qualified plans have no plan assets.  The total unfunded projected benefit obligation of these three plans was $32,342 and $28,168 at the respective 2006 and 2005 year-ends.  The related accumulated benefit obligations were $27,613 and $24,295 at the same respective year-ends.

Components of Accumulated Other Comprehensive Income

Included in accumulated other comprehensive income at December 31, 2006, are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized actuarial losses of $252,116 ($152,000 net of tax) and $1,158 of unrecognized prior service cost ($698 net of tax).  The amount of actuarial loss and prior service cost to be recognized in net periodic benefit cost during 2007 is $28,102 and $359, respectively.

Components of Net Periodic Benefit Cost	2006	2005	2004

Service cost of benefits earned	$ 8,147	$ 7,755	$ 11,390
Interest cost on projected benefit obligation	27,386	26,612	26,778
Expected return on plan assets	(29,136)	(30,681)	(33,800)
Amortization of prior service costs	359	1,121	1,121
Settlement loss	1,627	-	-
Amortization of net loss from prior periods	25,619	18,988	17,440

Total	$ 34,002	$ 23,795	$ 22,929

The settlement loss is related to associates retiring in 2006 and electing a lumpsum payment of their pension benefit from the non-qualified supplementary benefit plan.  As a result of the pension obligation settlement, the Company was required to record a non-cash charge to record a pro-rata portion of the unrecognized actuarial losses from prior periods.

Weighted-average Assumptions

Projected benefit obligation	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%
Future compensation increase rate
- current year	3.50%	3.50%	3.50%
- subsequent years	3.50%	3.50%	3.50%

Net periodic benefit cost
Discount rate	5.75%	6.00%	6.00%
Expected long-term rate of return
on plan assets	8.75%	8.75%	8.75%

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

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2006	2005
Equity securities	69%	77%
Debt securities	23%	16%
Real Estate	6%	5%
Other	2%	2%

Total	100%	100%

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

The Company does not have a funding requirement in 2007, but expects to make a voluntary contribution of a minimum of $20,000 to its qualified defined benefit plan.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2007	$ 29,140
2008	31,240
2009	32,040
2010	33,440
2011	35,040
2012-2016	198,400

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan.  As a result of the changes to the qualified defined benefit plan discussed above, the Company enhanced its matching contribution to the 401(k) savings plan in 2005.  Expense recorded for employer matching contributions under this plan totaled $ 4,033, $3,721, and $2,167, for 2006, 2005, and 2004, respectively.

NOTE 14 – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees.

The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.  The Company used a December 31 measurement date to determine the benefit obligation at the end of 2006 and 2005.

Change in Benefit Obligation	2006	2005
Benefit obligation at beginning of year	$ 21,689	$ 36,289
Service cost	-	-
Interest cost	1,145	2,063
Amendments	-	(13,433)
Actuarial loss	1,126	92
Net retiree benefits paid	(1,533)	(3,322)
Benefit obligation at end of year	$ 22,427	$ 21,689
Change in Plan Assets	-	-

Funded status	$ (22,427)	$ (21,689)
Unrecognized net actuarial loss	-	9,063
Unrecognized prior service cost	-	(31,259)
Net amount recognized	$ (22,427)	$ (43,885)

Amounts Recognized in Balance Sheet

Accrued postretirement obligation - current	$ (2,029)	$ -
Accrued postretirement obligation - long-term	(20,398)	(43,885)
Net amount recognized	$ (22,427)	$ (43,885)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, amounted to $1,533, $3,322, and $3,259 in 2006, 2005, and 2004, respectively.

As a result of adopting  SFAS No. 158, accumulated other comprehensive income at December 31, 2006 includes the following amounts that have not yet been recognized in net periodic postretirement benefit cost: unrecognized prior service credits of $27,722 ($16,714 net of tax) and unrecognized actuarial losses of $9,604 ($5,790 net of tax).  The amount of prior service credits and actuarial loss expected to be recognized in net periodic postretirement benefit cost during 2007 is ($3,537) and $735, respectively.

Components of Postretirement Benefit Cost	2006	2005	2004

Service cost	$ -	$ -	$ -
Interest cost	1,145	2,063	2,076
Amortization of prior service cost	(3,537)	(2,206)	(2,206)
Amortization of net loss from prior periods	585	524	446

Total	$ (1,807)	$ 381	$ 316

During 2005, the Company determined that the prescription benefits offered under Medicare Part D were more favorable to its retirees than the rates offered under the Company’s Postretirement Healthcare Benefit Plan.  As a result, effective January 1, 2006, the plan was amended to discontinue prescription benefits offered under the plan.  The effect of this change reduced  postretirement benefit cost in 2006.

Weighted-average Assumption

Benefit obligation	2006	2005	2004
Discount rate	5.75%	5.75%	6.00%

Net periodic benefit cost
Healthcare cost trend rate assumed	8.00%	9.00%	9.00%
for current year
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches the
ultimate trend rate	2012	2012	2010

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

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$ 88	$ (79)

Effect on postretirement benefit obligation	1,644	(1,470)

The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2007	$ 2,087
2008	2,133
2009	2,169
2010	2,172
2011	2,179
2012-2016	9,956

NOTE 15 – SEGMENT REPORTING

In 2006, the Company reclassified the Document Systems business unit that was previously part of Document and Label Solutions to a separate operating segment included in Other.  This change is in response to changes in the organizational structure of the Company and a reevaluation of the aggregation criteria.  After the sale of InSystems, the Company’s three reportable segments are Document and Label Solutions, POD Services, and Digital Solutions.  Other includes the Company’s Commercial Print, Document Systems, International, and PathForward operating segments.  As a result of a review of design service revenue and the allocation of corporate selling, general, and administrative expense to our operating units, in 2006, we made modifications that affect revenue between segments and the expense allocation to our segments.

The profitability measure used by the Company in assessing segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.  In determining segment operating income, expenses relating to pension benefits are based solely upon estimated service costs.  The accounting policies of the segments are the same as those described in Note 1.  The segments are managed and reported internally primarily by the type of products they produce and the services they provide.   No single customer provided more than 10% of the Company’s revenue in 2006.

Segment information for 2005 and 2004 has been revised from previously reported amounts to reflect the current presentation.

Document and Label Solutions offers document printing and label solutions including custom-printed documents; document management; secure document solutions; business supplies; label solutions; and warehouse and distribution services.   Document and Label Solutions consists of five business units that have been aggregated for segment reporting purposes.

The types of products and services POD Services offers include high-end digital color or black/white, short-run, quick print production (print-on-demand), billing and statement solutions, one-to-one marketing communications (variable print-on-demand), Web-based “information request” fulfillment, and customer information kits (cards, policies, statements, manuals, etc.)  POD Services consists of two business units that have been aggregated for segment reporting purposes.

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

Information about the Company’s operations by reportable segment is as follows:

		Document and	POD	Digital
		Label Solutions	Services	Solutions	Other	Total
Revenue from external customers	2006	$ 575,252	$ 259,963	$ 613	$ 59,076	$ 894,904
	2005	596,235	239,758	671	54,076	890,740
	2004	588,684	241,718	105	47,820	878,327
Operating income (loss)	2006	$ 25,406	$ 13,807	$ (5,162)	$ 1,609	$ 35,660
from continuing	2005	41,712	(1,723)	(5,704)	1,161	35,446
operations	2004	22,616	1,480	(6,462)	(6,235)	11,399
Total assets	2006	$ 235,420	$ 78,948	$ 1,034	$ 13,987	$ 329,389
	2005	234,338	66,837	1,715	11,558	314,448
	2004	253,610	70,671	2,071	13,351	339,703
Fixed asset additions	2006	$ 10,509	$ 6,359	$ 29	$ 333	$ 17,230
	2005	7,016	7,970	173	62	15,221
	2004	10,042	8,076	437	145	18,700
Depreciation and	2006	$ 14,589	$ 6,775	$ 658	$ 299	$ 22,321
amortization	2005	16,698	6,845	646	492	24,681
	2004	18,271	5,757	428	526	24,982

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	2006	2005	2004
Total consolidated revenues	$ 894,904	$ 890,740	$ 878,327

Operating income	$ 35,660	$ 35,446	$ 11,399
Restructuring and asset impairment	(5,409)	(1,301)	(11,862)
Amortization of prior period pension losses	(25,619)	(18,988)	(17,440)
Pension settlement loss	(1,627)	-	-
Other unallocated pension	1,750	4,069	7,022
Corporate and other unallocated	977	(1,389)	(627)
LIFO adjustment	(1,046)	(402)	85
Total other expense, primarily interest	(2,057)	(1,966)	(2,530)
Income (loss) from continuing operations before income taxes	$ 2,629	$ 15,469	$ (13,953)

Total Assets	$ 329,389	$ 314,448	$ 339,703
Assets of discontinued operations	-	25,706	33,516
Corporate and unallocated	122,690	135,758	169,754
Total consolidated assets	$ 452,079	$ 475,912	$ 542,973

Capital expenditures	$ 17,230	$ 15,221	18,700
Corporate and unallocated	5,637	4,875	4,247
Total consolidated capital expenditures	$ 22,867	$ 20,096	$ 22,947

Depreciation and amortization	$ 22,321	$ 24,681	$ 24,982
Corporate and unallocated	6,465	9,167	12,220
Total consolidated depreciation and amortization	$ 28,786	$ 33,848	$ 37,202

The Company’s operations are conducted primarily in the United States.  Revenue and long-lived assets for the Company’s operations in Mexico are not material.

NOTE 16 – CONCENTRATION OF CREDIT RISK

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase commitments for capital improvements aggregated $1,910 at December 31, 2006.  The Company has commitments with equipment suppliers to spend a total of $1,215 over multiple years.  The Company also has multiple years remaining on commitments with software companies for total annual license maintenance fees of $2,948.  In addition, the Company has purchase commitments for telecommunications services from suppliers that provide for minimum annual commitments of $1,600 in 2007.  The Company outsources certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At December 31, 2006, the early termination penalties total approximately $6,103.  The remaining terms of the agreements range from one to four years.  As these remaining terms diminish the amount of the termination penalties decline.  The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.

The Company had outstanding letters of credit as of December 31, 2006 totaling $8,213 as a requirement of the Company’s workers’ compensation insurance.  All letters of credit are renewable annually.

The Company is obligated under several operating leases, none of which are considered individually significant, expiring at various dates.  Annual expense under these leases was $16,888 in 2006, $16,757 in 2005, and $17,997 in 2004.

Rental commitments under existing leases at December 31, 2006 are as follows:

				Computer and
	Real	Sales	Transportation	Other
	Estate	Offices	Equipment	Equipment	Total

2007	$ 11,283	$ 4,113	$ 114	$ 438	15,948
2008	10,702	2,559	114	107	13,482
2009	5,581	1,792	8	54	7,435
2010	4,159	719	-	52	4,930
2011	2,574	231	-	54	2,859
Later years	2,718	16	-	-	2,734

In the opinion of management, no litigation or claims, including proceedings under governmental laws and regulations related to environmental matters, are pending against the Company which will have an adverse material effect on its financial condition.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006

Revenue	$ 228,623	$ 222,832	$ 215,327	$ 228,122
Gross margin	81,869	77,949	70,588	76,786
Income (loss) from continuing operations	2,070	1,929	(3,656)	(189)
Income (loss) from discontinued operations	(650)	(10,441)	(2,069)	1,267
Net income (loss)	1,498	(8,512)	(5,725)	1,078

Basic and diluted income (loss) per share from
Continuing operations	0.07	0.07	(0.13)	(0.01)
Discontinued operations	(0.02)	(0.36)	(0.07)	0.05

	Quarters Ended
	April 3,	July 3,	October 2,	January 1,
	2005	2005	2005	2006

Revenue	$ 229,376	$ 222,495	$ 218,643	$ 220,226
Gross margin	80,121	74,130	74,402	73,412
Income (loss) from continuing operations	3,077	(498)	2,194	2,373
Income (loss) from discontinued operations	(723)	(1,810)	(812)	(2,402)
Net income (loss)	2,354	(2,308)	1,382	(29)

Basic and diluted income (loss) per share from
Continuing operations	0.11	(0.02)	0.08	0.08
Discontinued operations	(0.03)	(0.06)	(0.03)	(0.08)

Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

In the second quarter of 2006, the Company sold its InSystems segment.  Accordingly, the results of continuing operations for prior periods were restated by the amounts reclassified to discontinued operations.  Quarterly amounts for the first three quarters of 2005 are different from amounts previously reported in the Company’s Form 10 Qs’ for 2006 due to a correction of tax expense between continuing operations and discontinued operations.

Pre-tax adjustments included in the quarterly information above are as follows:

Income (loss) from continuing operations for 2006 includes restructuring charges of $1,090, $774, $533 and $274 in the first through fourth quarters, respectively, and asset impairments (reversals) of $1,694, $(155), 53, and $1,146 in the same periods.  Income (loss) from discontinued operations for 2006 includes a pre-tax loss on sale of $11,952 in the second quarter; a pre-tax loss on sale of $1,614 in the third quarter, primarily to adjust deferred tax estimates; and a pre-tax gain on sale of $1,085 in the fourth quarter, primarily to adjust a contingent liability associated with the sale.

Income (loss) from continuing operations for 2005 includes restructuring charges of $528, $338, $(76), and $208 in the first through fourth quarters, respectively.  Also included in 2005 income (loss) from continuing operations are asset impairments of $157 and $146 in the third and fourth quarters, respectively.

Included in income from continuing operations for second quarter 2005 is a $2,337 increase to income tax expense related to a change in Ohio corporate tax legislation as discussed in Note 9 to the consolidated financial statements.  In addition, income from continuing operations for fourth quarter 2005 includes a $1,601 reduction in selling, general, and administrative expense related to the adjustment of the liability for unclaimed funds as discussed in Note 7 and a $900 increase in cost of sales related to a change in the estimated amount of subcontracted finished goods inventories excluded from the LIFO calculation.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of December 31, 2006.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report included on page 33.

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

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10 K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act r eports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the fourth quarter of fiscal 2006, there have been no significant changes to our internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” in Part I of this report.

Audit Committee

The Company has a separately designated standing Audit Committee.  Members of the Audit Committee are Sherrill W. Hudson (Chairman of the Audit Committee), F. David Clarke, III, Ann Scavullo, and John J. Schiff, Jr.

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

Our Audit Committee also established procedures for the receipt, retention and investigation of complaints regarding accounting, internal accounting controls, or auditing matters.  Any interested person may contact the Audit Committee directly through our website by clicking on “About SR,” then “Corporate Governance” and following the link to the Audit Committee.  Our employees may contact the Audit Committee, anonymously if they wish, by calling a toll-free number.  A third party records the complaints related to accounting and auditing matters and forwards them directly to the Audit Committee.

We have distributed a copy of the Code of Ethics to all employees and it is posted on our website, www.standardregister.com, in the “About SR” section.  You can obtain a copy of the Code of Ethics, without charge, by contacting our legal counsel at 937-221-1506.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “ Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007.

Item 12 – SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007.

The following table summarizes information as of December 31, 2006 regarding our 1995 Incentive Stock Option Plan and our 2002 Equity Incentive Plan under which our equity securities have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	2,339,930	$ 19.60	2,957,481

Equity compensation plans not approved by shareholders	-	$ -	-

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2007.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the fiscal years ended December 31, 2006 and January 1, 2006.

	2006	2005
Audit Fees (1)	$ 878,000	$ 954,300
Audit Related Fees (2)	67,820	64,800
Tax Fees (3)	-	7,000

Total	$ 945,820	$ 1,026,100

(1) Audit Fees - This category includes the audit of Standard Register’s annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Battelle & Battelle LLP in connection with statutory and regulatory filings or engagements.

(2) Audit Related Fees - This category consists of assurance and related services provided by Battelle & Battelle LLP that were reasonably related to the performance of the audit or review of our financial statements.  It includes fees billed for the audit of our benefit plans and accounting consultation.

(3) Tax Fees - This category consists of professional services performed by Battelle & Battelle LLP for tax consultation in 2005.

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

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2006 and 2005, the Audit Committee pre-approved all audit-related fees and tax fees.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended December 31, 2006 and January 1, 2006.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 31, 2006 and January 1, 2006

Consolidated Statement of Income and Comprehensive Income – Years ended December 31, 2006, January 1, 2006, and January 2, 2005

Consolidated Statement of Shareholders’ Equity – Years ended December 31, 2006, January 1, 2006, and January 2, 2005

Consolidated Statement of Cash Flows – Years ended December 31, 2006, January 1, 2006, and January 2, 2005

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

   74

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits on pages 72-73 are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2007.

THE STANDARD REGISTER COMPANY

By:  /S/  D.L. Rediker

D. L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 6, 2007:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ C. J. Brown	Senior Vice President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on March 6, 2007, as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr.
S. W. Hudson	J. J. Schiff, Jr.
D. L. Rediker	J .Q. Sherman, II

/S/  F. D. Clarke, III

F. D. Clarke, III

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

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1

The Credit Agreement between Standard Register and the following banking institutions: Banc of America Securities, LLC, KeyBank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., National City Business Credit, Inc., U.S. Bank, N.A., The Bank of New York, and Fifth Third Bank, incorporated by reference to Form 10-Q for the quarter ended July 3, 2005.

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

10.13	Asset Purchase Agreement between Pitney Bowes, Inc., and The Standard Register Company, dated December 13, 2004, incorporated by reference from Form 10-K for the year ended January 2, 2005.
10.14	Asset Purchase Agreement between Whitehill Technologies, Inc., and The Standard Register Company, dated June 5, 2006, incorporated by reference from Form 8-K filed June 9, 2006.
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

CONSENTS OF EXPERTS AND COUNSEL
23
Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY
24
Power of Attorney of R. W. Begley, Jr., S. W. Hudson, D. L. Rediker, A. Scavullo, J. J. Schiff, Jr., J. Q. Sherman, II.
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
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and for the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 6, 2007.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

Dayton, Ohio

March 6, 2007

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

(Dollars in thousands)

Description	Balance at beginning of period	Acquisitions/ (Dispositions)		Charged (credited) to costs and expenses		Charged (credited) to other accounts		Deductions		Balance at end of period

Year Ended December 31, 2006
Allowance for doubtful accounts-	2,346	(56)	(a)	480				(635)		2,135
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,155			49		-		(167)		3,037
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,501	$ (56)		$ 529		$ -		$ (802)		$ 5,172
Inventory obsolescence	1,214	-		703		-		(599)	(c)	1,318
Restructuring liability	1,829	(1,113)	(a)	694	(d)	-		(1,410)	(e)	-

Year Ended January 1, 2006
Allowance for doubtful accounts-	3,703	-		463		(230)	(b)	(1,590)		2,346
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,968	-		(43)		230	(b)	-		3,155
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,671	$ -		$ 420		$ -		$ (1,590)		$ 5,501
Inventory obsolescence	982	-		640		-		(408)	(c)	1,214
Restructuring liability	4,775			662	(d)	-		(3,608)	(e)	1,829

Year Ended January 2, 2005
Allowance for doubtful accounts-	3,523	-		1,013		(8)	(f)	(825)		3,703
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,886	-		82		-		-		2,968
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,409	$ -		$ 1,095		$ (8)		$ (825)		$ 6,671
Inventory obsolescence	4,438	(1,963)	(g)	547		-		(2,040)	(c)	982
Restructuring liability	2,828	-		10,864	(d)	-		(8,917)	(e)	4,775

(a) Sale of InSystems
(b) Transferred to/from Notes Receivable
(c) Obsolete inventory scrapped or written down to realizable value
(d) Recognized in connection with restructuring plan
(e) Payment of costs in connection with restructuring plan
(f) Foreign currency translation charged to Shareholders' Equity
(g) Sale of service equipment business

EXHIBIT 24

P O W E R    O F    A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints D. L. Rediker and F. D. Clarke, III, and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended December 31, 2006, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ F.D. Clarke, III	Chairman of the Board and Director	February 22, 2007
F. D. Clarke, III

/S/ D. L. Rediker	President and Chief Executive	February 22, 2007
D. L. Rediker	Officer and Director

/S/ C. J. Brown	Senior Vice President, Treasurer,	February 22, 2007
C. J. Brown	and Chief Financial Officer

/S/ R. W. Begley, Jr.	Director	February 22, 2007
R. W. Begley, Jr.

/S/ S. W. Hudson	Director	February 22, 2007
S. W. Hudson

/S/ J. J. Schiff, Jr.	Director	February 22, 2007
J. J. Schiff, Jr.

/S/ J. Q. Sherman, II	Director	February 22, 2007
J. Q. Sherman, II

Signed and acknowledged in the presence of:

/S/F. D. Clarke, III	/S/ K. A. Lamme
F. D. Clarke, III, Chairman of the	K. A. Lamme, Corporate Vice President,
Board of Directors of The Standard	General Counsel and Secretary
Register Company	of The Standard Register Company

STATE OF OHIO, MONTGOMERY COUNTY:

The foregoing Directors of The Standard Register Company personally appeared before me, a Notary Public for the State of Ohio, and each of them acknowledged that they did sign this Power of Attorney, and that it is the free act and deed of each said Director.

I have signed and sealed this Power of Attorney at Dayton, Ohio, on February 22, 2007.

/S/ K. A. Lamme

Kathryn A. Lamme