Form 10-Q
period 2007-04-01
STANDARD REGISTER CO
filed 2007-05-02
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 1, 2007
Common stock, $1.00 par value	23,960,974 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 1, 2007

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended April 1, 2007 and April 2, 2006	1

b)	Consolidated Balance Sheets
	as of April 1, 2007 and December 31, 2006	2

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended April 1, 2007 and April 2, 2006	4

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		23

Item 4. Controls and Procedures		24

Part II – Other Information

Item 1. Legal Proceedings		24

Item 1A. Risk Factors		24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3. Defaults upon Senior Securities		24

Item 4. Submission of Matters to a Vote of Security Holders		24

Item 5. Other Information		24

Item 6. Exhibits		24

Signatures		25

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended
	April 1	April 2
	2007	2006
REVENUE
Products	$ 208,717	$ 211,292
Services	18,714	17,229
Total revenue	227,431	228,521
COST OF SALES
Products	140,625	136,794
Services	10,871	9,924
Total cost of sales	151,496	146,718
GROSS MARGIN	75,935	81,803
OPERATING EXPENSES
Selling, general and administrative	66,918	66,246
Depreciation and amortization	6,655	7,327
Asset impairments	(409)	1,694
Restructuring charges	2,406	1,090
Total operating expenses	75,570	76,357
INCOME FROM CONTINUING OPERATIONS	365	5,446
OTHER INCOME (EXPENSE)
Interest expense	(797)	(514)
Other income	68	36
Total other expense	(729)	(478)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(364)	4,968
INCOME TAX (BENEFIT) EXPENSE	(175)	2,090
NET (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(189)	2,878
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(639)	(1,458)
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(828)	1,420
Cumulative effect of a change in accounting principle, net of taxes	-	78
NET (LOSS) INCOME	$ (828)	$ 1,498

BASIC AND DILUTED (LOSS) INCOME PER SHARE
(Loss) income from continuing operations	$ (0.01)	$ 0.10
Loss from discontinued operations	(0.02)	(0.05)
Net (Loss) Income per share	$ (0.03)	$ 0.05

Dividends Paid Per Share	$ 0.23	$ 0.23

NET (LOSS) INCOME	$ (828)	$ 1,498
Net actuarial loss reclassification	4,346	-
Net prior service credit reclassification	(478)	-
Deferred cost on forward contract	-	44
Foreign currency translation adjustment	-	(54)

COMPREHENSIVE INCOME	$ 3,040	$ 1,488

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 1,	December 31,
A S S E T S	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$ 1,688	$ 488
Accounts and notes receivable, less allowance for doubtful
accounts of $1,931 and $2,164	127,274	135,839
Inventories	49,092	49,242
Deferred income taxes	18,635	18,635
Prepaid expense	13,399	13,566
Total current assets	210,088	217,770

PLANT AND EQUIPMENT
Land	2,354	2,354
Buildings and improvements	66,314	65,408
Machinery and equipment	208,421	210,617
Office equipment	157,058	155,092
Construction in progress	12,695	10,297
Total	446,842	443,768
Less accumulated depreciation	326,911	325,620
Plant and equipment, net	119,931	118,148
Net assets held for sale	-	1,191
Total plant and equipment, net	119,931	119,339

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,513	1,611
Deferred tax asset	84,797	86,710
Other	21,646	20,092
Total other assets	114,513	114,970

Total assets	$ 444,532	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 1,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 224	$ 358
Accounts payable	34,409	36,254
Accrued compensation	17,883	28,050
Deferred revenue	1,998	1,725
Other current liabilities	27,438	34,927
Total current liabilities	81,952	101,314

LONG-TERM LIABILITIES
Long-term debt	52,355	41,021
Pension benefit obligation	150,739	153,953
Retiree health care obligation	20,448	20,398
Deferred compensation	16,866	17,190
Other long-term liabilities	1,294	36
Total long-term liabilities	241,702	232,598

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2007 - 25,914,869; 2006 - 25,845,304	25,915	25,846
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	61,149	60,321
Accumulated other comprehensive losses	(137,434)	(141,302)
Retained earnings	216,286	218,278
Treasury stock at cost:
1,953,895 and 1,949,200 shares	(49,763)	(49,701)

Total shareholders' equity	120,878	118,167

Total liabilities and shareholders' equity	$ 444,532	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended	13 Weeks Ended
	April 1,	April 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (828)	$ 1,498
Cumulative effect of a change in accounting principle	-	(78)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	6,819	8,811
Restructuring charges	2,406	1,213
Asset impairment	(409)	1,694
Pension and postretirement benefit expense	9,032	6,786
Share-based compensation	772	607
Other	(522)	490
Changes in operating assets and liabilities:
Accounts and notes receivable	8,565	(4,537)
Inventories	150	767
Restructuring spending	(694)	(802)
Accounts payable and accrued liabilities	(14,550)	(9,639)
Pension and postretirement obligation	(5,781)	(4,643)
Other assets and liabilities	(320)	(1,371)
Net cash provided by operating activities	4,640	796

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(8,168)	(5,063)
Proceeds from sale of plant and equipment	141	127
Net cash used in investing activities	(8,027)	(4,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	11,355	8
Principal payments on long-term debt	(155)	(151)
Proceeds from issuance of common stock	92	287
Dividends paid	(6,683)	(6,632)
Purchase of treasury stock	(62)	-
Tax benefit from exercise of stock options	-	27
Net cash provided by (used in) financing activities	4,547	(6,461)

Effect of exchange rate changes on cash	40	(59)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,200	(10,660)

Cash and cash equivalents at beginning of period	488	13,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,688	$ 2,949

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

NOTE 2 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $1,144 and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.  See Note 7 Income Taxes.

Effective January 1, 2007, the Company adopted the additional disclosure provisions of Emerging Issues Task Force (EITF) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  EITF No. 06-03 permits the presentation of these taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues).  The Company classifies sales taxes on a net basis in the Consolidated Statements of Income.  Adoption of this EITF did not have an effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis.  Subsequent changes in fair value will be required to be reported in earnings each reporting period.  The objective of this election, called the “fair value option,” is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore is effective for the Company in fiscal year 2008.  The Company is currently assessing the effect of implementing this standard, which will be dependent upon the nature and extent of eligible items elected to be measured at fair value at the time of adoption.

NOTE 3 – DISCONTINUED OPERATIONS

In March 2007, the Company committed to a plan to sell Digital Solutions, a reportable segment, and concluded it met the criteria to be classified as a discontinued operation held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This start-up venture has successfully applied digital writing technology to enable the user to directly and accurately translate handwriting on paper to digital format for input into software applications, eliminating scanning or keypunching.  The software is used by customers in various business applications.  Additional capital will be required to continue to develop the product and market and the Company elected to direct its investments to its core document services businesses.  The sale to EXPED, LLC was completed on April 21, 2007 and the Company will record a pretax gain of approximately $1,500 in the second quarter of 2007.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc.  The sale of InSystems, a reportable segment since its acquisition in 2002, also met the criteria to be accounted for as discontinued operations under SFAS No. 144.

The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  InSystems’ revenue included in discontinued operations for the 13-week period ended April 2, 2006 was $3,035.  Revenue for Digital Solutions included in discontinued operations was $405 and $102 for the 13-week periods ending April 1, 2007 and April 2, 2006, respectively.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  No interest expense was allocated to discontinued operations.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT CHARGES

The Company has undertaken restructuring actions as part of an on-going effort to improve its utilization and profitability.  Previous restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended
	April 1,	April 2,
	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ 1,733	$ -
Associated costs	673	-
Total 2007	2,406	-
2006 Restructuring Actions
Severance and employer related costs	-	689
Associated costs	-	206
Total 2006	-	895

2004 Contract exit and termination costs	-	10
2003 Contract exit and termination costs	-	52
2001 Contract exit and termination costs	-	133

Total restructuring expense	$ 2,406	$ 1,090

2007 Restructuring

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

In connection with this plan, on January 26, 2007, the Company announced that it will close its facility in Middlebury, Vermont, and transfer equipment and production operations to three other plants.  The Middlebury plant, which is part of the Document and Label Solutions (DLS) segment, will continue to perform limited production through May 2007.  The Company expects to record approximately $4,900 of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1,850 for employee related costs and $3,050 of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.  The Company projects estimated savings from the plant closure in the range of $4,000 to $5,000 on an annualized basis.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 1,850	$ 1,733	$ 1,733
Associated costs	3,050	673	673
Total	$ 4,900	$ 2,406	$ 2,406

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 1,733	$ (21)	$ 1,712
Total	$ 1,733	$ (21)	$ 1,712

2006 Restructuring

Within the DLS segment, the Company closed its Terre Haute, Indiana label production plant in 2006.  The plant’s productive capacity was transferred to three other plants to improve overall efficiency and lower operating costs. Costs incurred included severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.  All of the actions were completed at the end of 2006.

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities, as the amount accrued was net of any expected sub-lease income and the Company was unable to sublease the facilities.

Asset Impairment and Net Assets Held for Sale

At April 1, 2007, the Middlebury plant was being marketed for sale at the direction of management, but did not meet all the criteria to be classified as held for sale in accordance with SFAS No. 144.  At December 31, 2006, the Company had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused the Company to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market is more competitive than expected and the Company has received several offers for the purchase of the Middlebury building that are higher than originally anticipated.  As a result, the Company reversed $409 of the impairment charge recorded in 2006 to adjust the building’s carrying amount.

In conjunction with the closing of the Terre Haute plant, in the first quarter of 2006 the Company recorded $1,667 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007.

An additional $27 of impairment charges were recorded in the International Segment in the first quarter of 2006.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	April 1,	December 31,
	2007	2006
Finished products	$ 43,050	$ 41,739
Jobs in process	1,758	3,216
Materials and supplies	4,284	4,287
Total	$ 49,092	$ 49,242

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	April 1,	December 31,
	2007	2006
Non-income taxes	$ 6,427	$ 7,062
Dividends payable	-	6,663
Current portion of pension and postretirement obligations	3,954	3,954
Other current liabilities	17,057	17,248
Total	$ 27,438	$ 34,927

NOTE 7 –INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result, the Company recorded a liability of $1,144 for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.  The total amount represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and Canadian jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 1997.  No federal income tax returns are currently under examination.  With few exceptions, the Company is no longer subject to state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded for the 13-week periods ending April 1, 2007 and April 2, 2006 or accrued at April 1, 2007 was immaterial.

NOTE 8 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	April 1,	April 2,
(Shares in thousands)	2007	2006
Weighted average shares outstanding - basic	28,635	28,877
Effect of potentially dilutive securities	-	108
Weighted average shares outstanding - diluted	28,635	28,985

The effects of stock options and unvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 1,803,000 shares at April 2, 2006 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13-week period ending April 1, 2007, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 9 – SHARE BASED COMPENSATION

The terms and conditions of outstanding awards previously granted are more fully described in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	April 1	April 2,
	2007	2006
Restricted stock awards, service based	$345	$366
Restricted stock awards, performance based	330	168
Stock options	97	73
Total share-based compensation expense	772	607
Tax effect on share-based compensation expense	306	238
Net effect included in continuing operations	$393	$296
Net effect included in discontinued operations	$73	$73

Stock Options

The weighted average fair value of stock options granted in the first quarter of 2007 was estimated at $2.51 per share, using the Black-Scholes option-pricing model.  The assumptions used to calculate fair value include a weighted-average: risk-free interest rate of 4.3%; dividend yield of 7.0%; expected life of 4 years; and expected volatility of 37.6%.  As of April 1, 2007, there was a total of $1,801 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 2 years.

A summary of the Company’s stock option activity and related information for 2007 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at December 31, 2006	2,339,930	$ 19.60
Granted	396,000	13.07
Exercised	(1,000)	12.63
Canceled	(89,956)	21.27
Outstanding at April 1, 2007	2,644,974	$ 18.57
Exercisable at April 1, 2007	1,895,110	$ 20.35

Restricted Stock Awards

The Company awarded restricted stock to certain of its employees in 2007 that vest based on service requirements.  The fair value of the service-based restricted stock awards granted was based on the closing market price of the Company’s common stock on the date of award and is being amortized to expense over a vesting period of 4 years.

A summary of the Company’s restricted stock activity and related information for 2007 is as follows.

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	345,932	$ 14.05
Granted	31,420	13.07
Vested	(62,250)	15.32
Canceled	(2,800)	13.85
Nonvested at April 1, 2007	312,302	$ 13.70

NOTE 10 – PENSION PLANS

The Company has a qualified defined benefit plan and a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments.  In addition, the Company has a noncontributory supplemental nonqualified retirement plan for elected officers and a supplemental retirement agreement with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.  These plans are more fully described in Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	April 1,	April 2,
	2007	2006
Service cost of benefits earned	$ 2,215	$ 2,059
Interest cost on projected benefit obligation	7,210	6,857
Expected return on plan assets	(7,116)	(7,284)
Amortization of prior service costs	90	90
Amortization of net loss from prior periods	7,026	6,010
Total	$ 9,425	$ 7,732

The Company does not have a minimum funding requirement in 2007.  The Company made $5,000 of voluntary contributions to the qualified pension plan in the first quarter of 2007 and $4,000 in the same period of 2006.

NOTE 11 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Postretirement benefit cost includes the following components:

	13 Weeks Ended
	April 1,	April 2,
	2007	2006
Service cost	$ -	$ -
Interest cost	307	297
Amortization of prior service cost	(884)	(884)
Amortization of net loss from prior periods	184	154
Total	$ (393)	$ (433)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $258 and $506 for the first quarter of 2007 and 2006, respectively.

NOTE 12 – SEGMENT REPORTING

The Document Systems operating segment previously included in Other now meets the quantitative thresholds for reportable segments.  Segment information for 2006 has been revised from previously reported information to reflect the current presentation.  The segments are managed and reported internally primarily by the type of products they produce and the services they provide.

Document and Label Solutions

Document and Label Solutions offers document printing and label solutions including custom-printed documents; document design; labels; secure document solutions; warehouse, freight, and distribution services; business supplies; and conversion management.  Document and Label Solutions consists of five business units that have been aggregated for segment reporting purposes.

POD Services

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

Document Systems

Document Systems generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, and revenue from professional services associated with the licensing of software.  In additional Document Systems generates revenue from the sale of related hardware equipment such as printers.

Information about the Company’s operations by segment for the 13-week periods ended April 1, 2007 and April 2, 2006 is as follows:

		Document
		and Label	POD	Document
		Solutions	Services	Systems	Other	Total
Revenue from external customers	2007	$ 140,788	$ 70,181	$ 6,149	$ 10,313	$ 227,431
	2006	148,780	65,212	5,271	9,258	228,521
Operating income (loss)	2007	$ 2,491	$ 7,511	$ 1,119	$ (1,521)	$ 9,600
	2006	9,119	4,465	1,207	(426)	14,365
Total assets	2007	$ 225,811	$ 75,552	$ 6,253	$ 8,378	$ 315,994

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	13 Weeks Ended
	April 1,	April 2,
	2007	2006
Operating income	$ 9,600	$ 14,365
Restructuring and asset impairment	(1,997)	(2,784)
Amortization of prior period pension losses	(7,026)	(6,010)
Other unallocated pension	94	(427)
Corporate and other unallocated	(261)	853
LIFO adjustment	(45)	(551)
Total other expense, primarily interest	(729)	(478)
(Loss) income from continuing operations before income taxes	$ (364)	$ 4,968

Total Assets	$ 315,994
Corporate and unallocated	128,538
Total consolidated assets	$ 444,532

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

Because such statements deal with future events, actual results for fiscal year 2007 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006.

OVERVIEW

The Company – We are a leading document services provider that helps our customers manage, control and source their document and print-related spending.  We primarily serve the healthcare, financial services, and manufacturing industries.

We are a document services company entrusted by our customers to manage business-critical documents with a variety of products and professional services.  Our strategy is to provide a full spectrum of solutions including printing solutions, label solutions, print-on-demand services, document automation, outsourcing and managed services, and professional services.

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

Our operations include three reportable segments:  Document and Label Solutions (DLS), Print-on-Demand (POD) Services, and Document Systems.

Our Business Challenges – The market for many of our traditional printed products is very price competitive.  In order to maintain or improve our margins in these segments, we must execute our plans to gain market share, improve productivity, and increase the sale of related value-added software and services.

Paper mill operating rates were reported in the 92%-93% range during 2006, which served to support increases in paper prices.  The expectation is that mills will continue to reduce capacity during 2007 in an attempt to offset expected weakness in overall paper demand and pricing.  The paper companies have announced price increases on cut sheet papers, to become effective in the market in May 2007.  If the increases hold up, it is possible that this increase may spread to roll papers, although at this time no increase has been attempted.

Despite a competitive marketplace, we have traditionally been successful in recovering all or most of the increases in paper costs.  Recovery ordinarily occurs over a period of several quarters.  We would expect to increase our selling prices to our customers to recover paper cost increases that take place in 2007.

It is likely that the increasing use of reverse auctions and other bidding tools will gain in popularity and may lower the prices of our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of lower interest rates and weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.54 per share in 2006 and $0.15 per share in the first quarter of 2007.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $17.4 million annually over the last five years; we plan to make voluntary contributions in 2007 of approximately $20 million.

Our Focus – Our objective is to continue to improve the sales trend in our core document business by taking market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

We plan to address the large and growing market to provide digital print-on-demand output, including color and variable print.  Services that provide the customer with added convenience, design capability and control over the process are expected to be a strong differentiator.  We plan to step up the level of investment in our POD Services business in order to ensure that we catch the building market momentum in this important growth segment.  This will translate into higher capital expenditures and selling, general and administrative expenses in the coming quarters.

We intend to continue to bring our customers products and services that improve their ability to cost-effectively capture, manage and move information.  Over time, services will become an increasing share of our revenue stream.

On January 25, 2007, the Company adopted a restructuring to organize and consolidate its manufacturing and distribution capabilities to become more efficient in meeting customer needs.  The actions associated with the plan are expected to be completed in 2007.

We expect to continue to focus on maintaining our current strong financial condition.

CRITICAL ACCOUNTING POLICIES

In preparing these unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, impairment of long-lived assets, deferred taxes, inventories, contingent liabilities, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have discussed the development and selection of the critical accounting policies and the related disclosures included herein with the Audit Committee of the Board of Directors.

Pension Benefit Plans

Included in our financial results are significant pension obligations and benefit costs and credits which are measured using actuarial valuations.  The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.

Our defined benefit pension plans permit retirees to receive a lump sum payment upon retirement.  When the total lump sum payments for a year exceed total service and interest costs recognized for that year, we are required to record a non-cash charge, referred to as a pension settlement, to record in earnings a pro-rata portion of the actuarial losses.  Based on information currently available to us, we expect to record a non-cash settlement charge in 2007 related to our non-qualified supplementary benefit plan.  This non-cash charge would not affect total equity, as the amount will be reclassified from comprehensive income.

Deferred Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  As a result, the Company recorded a liability of $1.1 million for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.

Significant management judgment is required in evaluating tax positions taken or to be taken in our tax returns.  We evaluate all available evidence to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The $1.1 million represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

RESULTS OF OPERATIONS

Discontinued Operations

In March 2007, the Company committed to a plan to sell Digital Solutions, a reportable segment, and concluded it met the criteria to be classified as a discontinued operation held for sale under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This start-up venture has successfully applied digital writing technology to enable the user to directly and accurately translate handwriting on paper to digital format for input into software applications, eliminating scanning or keypunching.  The software is used by customers in many business applications.  Additional capital will be required to continue to develop the product and market and the Company elected to direct its investments to its core document services businesses.  The sale to EXPED, LLC was completed on April 21, 2007.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc.  The sale of InSystems, a reportable segment since its acquisition in 2002, also met the criteria to be accounted for as discontinued operations under SFAS No. 144.

The results of operations have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  Revenue, and results of operations for these discontinued operations appear in the table below.

	2007	2006
Revenue
InSystems	$-	$3.0
Digital Solutions	0.4	0.1
Total	$0.4	$3.1

Loss from Discontinued Operations, net of tax
InSystems	$-	$(0.7)
Digital Solutions	(0.6)	(0.8)
Total	$(0.6)	$(1.5)

Continuing Operations

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion includes non-GAAP financial measures that exclude asset impairments, restructuring charges, and pension loss amortization. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that the non-GAAP financial measures presented will enhance the understanding of our results of operations due to the non-operational nature of the identified items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance and establishes incentives.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2007 and 2006 refer to the 13-week periods ended April 1, 2007 and April 2, 2006.

Consolidated Overview

Consolidated revenue in the first quarter of 2007 was $227.4 million, down 0.5% from the prior year.  Revenue for our DLS segment was down 5.4%, reflecting a continuing decline in the use of traditional business forms.  Conversely, POD Services revenue was up 7.6%, Document Systems revenue rose 16.7%, and revenue for our other segments, primarily Commercial Print, were up a collective 11.4%.  The revenue composition for the first quarter continued the shift away from traditional long-run printed documents and toward on-demand, digitally-produced documents, sophisticated software applications, and high value-added services.

Consolidated pretax income from continuing operations decreased from $5.4 million in the first quarter of 2006 to $0.4 million in the current quarter.  Restructuring, impairment, and amortization of past pension net losses were substantial in both periods.  We evaluate our financial performance primarily on operating income before restructuring, impairment, and pension loss amortization.  On this basis, pretax income from continuing operations was $9.4 million in the current quarter versus $14.2 million in the prior year, as indicated in the table below.

	2007	2006	Change

Income from Continuing Operations	$ 0.4	$ 5.4	$ 5.0
Asset impairments	(0.4)	1.7	2.1
Restructuring charges	2.4	1.1	(1.3)
Amortization of prior period pension losses	7.0	6.0	(1.0)

Total Pre-tax Operating Income, excluding the above	$ 9.4	$ 14.2	$ 4.8

The $4.8 million decrease above is attributed primarily to a $5.9 million drop in the gross margin due to a revenue decrease from a major account in mid-2006 and higher DLS manufacturing costs primarily related to the restructuring action now underway.  Total Company expenses for 2007, including depreciation and amortization, and selling, general, and administrative expenses were lower than the same quarter of the prior year.

Revenue, Gross Margin, and Operating Income (Loss) by Segment

We evaluate each of our segments on the same basis-prior to restructuring, impairment, and amortization of past pension losses.  For segment reporting, we also exclude LIFO inventory adjustments.  The actual cost of sales and depreciation are recorded for each segment and a selling, general and administrative expense (SG&A) allocation is made based on an evaluation of each segment’s utilization of our selling, support, and engineering resources.

The tables below present revenue, gross margin, and income (loss) from operations for each of our reportable segments. The Document Systems operating segment previously included in Other, now meets the quantitative thresholds for reportable segments.

	2007	% Change	2006
Revenue
Document & Label Solutions	$ 140.7	-5.4%	$ 148.8
Print On Demand Services	70.2	7.6%	65.2
Document Systems	6.1	16.7%	5.3
Other	10.4	11.4%	9.2
Total Segments	$ 227.4	-0.5%	$ 228.5

	2007	% Revenue	2006	% Revenue
Gross Margin *
Document & Label Solutions	$ 42.2	30.0%	$ 51.3	34.5%
Print On Demand Services	29.1	41.4%	26.2	40.2%
Document Systems	2.8	45.9%	2.9	54.7%
Other	1.8	17.3%	2.0	21.7%
Total Segments	$ 75.9	33.4%	$ 82.4	36.1%

	2007	% Revenue	2006	% Revenue
Operating Income (Loss) *
Document & Label Solutions	$ 2.5	1.8%	$ 9.1	6.1%
Print On Demand Services	7.5	10.7%	4.5	6.9%
Document Systems	1.1	18.0%	1.2	22.6%
Other	(1.5)	-14.4%	(0.4)	-4.3%
Total Segments*	$ 9.6	4.2%	$ 14.4	6.3%
LIFO Adjustments	$ -		$ (0.6)
Other Unallocated	(0.2)		0.4
Consolidated	$ 9.4		$ 14.2

*Segment gross margin and operating income (loss) before unallocated items.  See reconciliation to consolidated net (loss) income on page 19.

Document & Label Solutions

Total DLS revenue in the first quarter of 2007 was $140.7 million, down $8.1 million or 5.4% compared to the same period of 2006.  Label revenue was $31.6 million, down 1.6%, and traditional forms, supplies, and related services that comprise the balance of DLS were $109.1 million, down 6.8%.  The decrease in traditional business forms reflects the effects of software and Internet technologies that substitute for some paper documents, continuing pricing pressures, plus the migration from longer-run traditional offset print to on-demand digitally printed documents.

Overall DLS unit sales were down approximately 8% while average selling prices were about 2.4% higher, the latter related to the recovery of higher paper costs.

DLS gross margin in the first quarter of 2007 was down $9.1 million, or 4.5 percentage points, in relation to revenue versus the first quarter 2006.  It is noteworthy that the first quarter 2006 had a particularly strong mix of business, which produced the highest gross margin of 2006.  Notwithstanding this fact, the quarter’s 30% gross margin was relatively weak when compared to the 32.8% average recorded for all of 2006.  The decline in unit sales is estimated to account for about $5.5 million of the decrease in the gross margin.  Other contributing factors included high material, overtime, quality, and maintenance related in major part to the closure of the Middlebury Plant announced in January of this year.  The restructuring plan is expected to generate $4 to $5 million in annual savings when completed.

The $6.6 million decline in DLS operating profit versus last year resulted from the above decline in gross margin, mitigated by lower depreciation and allocated operating expenses.

POD Services

POD Services revenue was up $5.0 million, or 7.6%, on the strength of gains in digital printed business documents, marketing communications, statement printing, and services.  Services, which increased 26.3% in the quarter, include kitting, custom programming, design, and facilities management.

This quarter’s increase continues the trend of growth in this segment which reported 8.4% growth for all of 2006.  Management continues to believe that there are good growth opportunities in this segment and is stepping up the Company’s investment in digital production capacity, enabling workflow software, and related service offerings.

The gross margin increased by $2.9 million in 2007 compared to the comparable quarter of 2006.  As a percentage of revenue, the gross margin was 41.4% versus 40.2% in the prior year.  The improvement reflects the increase revenue and associated plant absorption, plus the success of various cost reduction initiatives.

Operating profit was up $3.0 million to $7.5 million, or 10.7% of revenue, attributed primarily to the improved gross margin.

Document Systems

Document Systems reported revenue of $6.1 million, up 16.7 % compared to the first quarter 2006.  Document Systems develops and markets software that automates the printing of documents within the customer’s place of business.  Hospitals are a primary market for this software and the application coexists nicely with other applications in hospitals that are moving to automate patient records and other paper intensive processes.  This segment also provides professional services, software maintenance, and hardware.

The quarter’s gross margin and operating profit were 45.9% and 18.0% of revenue, respectively, which provide the income necessary for continued software development and other strategic initiatives.

Paper Costs

The paper companies have announced price increases on cut sheet papers, to become effective in the market in May 2007.  It is possible that this increase may spread to roll papers, although at this writing no increase has been attempted.  We plan to adjust our target selling prices to our customers in an effort to recoup these cost increases.  We have generally been able to pass through these paper costs increases, although it often takes several quarters owing to the custom nature of our products and our contractual relationships with many of our customers.

2007 Revenue

We continue to believe that the Company will report overall revenue growth for 2007 in the low to mid single-digit range.

Selling, General, and Administrative (SG&A) Expenses

Total SG&A expense was $66.9 million in the quarter, compared to $66.2 million in the prior year.  The amortization of past years’ pension losses was $7.0 million in the current quarter versus $6.0 million in the first quarter 2006.  This amortization relates primarily to stock market declines in 2001 and 2002 which lowered pension assets, plus lower interest rates in that same period that raised the pension liability.  Excluding this amortization, SG&A expense was slightly down in the quarter.

Depreciation & Amortization

Depreciation and amortization was lower in the quarter - $6.7 million this quarter versus $7.3 million a year ago.  This decrease reflects a strategic shift away from an asset intensive business model to one based increasingly on services.  Our capital spending in the 2007 first quarter was higher than last year’s run-rate and primarily reflects increased spending to support the POD business plan.  Capital spending is expected to be in the $25 million to $28 million range for 2007 and depreciation is expected to be approximately $27 million.

Interest Expense

Interest expense was $0.8 million in the quarter, compared to $0.5 million last year.  The increase relates primarily to higher debt balances carried during the 2007 first quarter versus the same period of 2006.

Income (Loss) from Continuing Operations

The following table reconciles income from continuing operations before restructuring, asset impairment, and pension loss amortization to income (loss) from continuing operations and net income on a GAAP basis.

	Effect On Income
	2007	2006
Segment Operating Income	$ 9.6	$ 14.4

LIFO adjustment	-	(0.6)
Corporate and other unallocated	(0.2)	0.8
Other unallocated pension	-	(0.4)

	9.4	14.2
Reconciliation to Net (Loss) Income
Restructuring and asset impairments	(2.0)	(2.8)
Amortization of prior period pension losses	(7.0)	(6.0)

Income on Continuing Operations	0.4	5.4
Interest and other income (expense)	(0.8)	(0.5)
Pre-tax (Loss) Income	(0.4)	4.9
Income tax adjustments
Income Taxes	(0.2)	2.0
Net (Loss) Income on Continuing Operations	(0.2)	2.9
Discontinued Operations	(0.6)	(1.5)
Cumulative Effect of Change in Accounting Principle	-	0.1
Net (Loss) Income	$ (0.8)	$ 1.5

EPS on Continuing Operations Attribution
Restructuring and impairment	$ (0.04)	$ (0.06)
Pension loss amortization	(0.15)	(0.13)
All other operations	0.18	0.29
Total on Continuing Operations	$ (0.01)	$ 0.10
Discontinued Operations	(0.02)	(0.05)
Net (Loss) Income	$ (0.03)	$ 0.05

Restructuring and Impairment

The Company has undertaken restructuring actions as part of an on-going effort to improve its utilization and profitability.  Previous restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended
	April 1,	April 2,
	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ 1.7	$ -
Associated costs	0.7	-
Total 2007	2.4	-

2006 Restructuring Actions
Severance and employer related costs	-	0.7
Associated costs	-	0.2
Total 2006	-	0.9

2004 Contract exit and termination costs	-	-
2003 Contract exit and termination costs	-	0.1
2001 Contract exit and termination costs	-	0.1

Total restructuring expense	$ 2.4	$ 1.1

2007 Restructuring

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

In connection with this plan, on January 26, 2007, the Company announced that it will close its facility in Middlebury, Vermont, and transfer equipment and production operations to three other plants.  The Middlebury plant, which is part of the DLS segment, will continue to perform limited production through May 2007.  The Company expects to record approximately $4.9 million of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1.9 million for employee related costs and $3.0 million of other associated exit costs, primarily equipment removal and relocation.  The Company projects estimated savings from the plant closure in the range of $4 to $5 million on an annualized basis.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q1 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense

Severance and employer related costs	$ 1.9	$ 1.7	$ 1.7
Associated costs	3.0	0.7	0.7

Total	$ 4.9	$ 2.4	$ 2.4

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007

Severance and employer related costs	$ 1.7	$ -	$ 1.7
Total	$ 1.7	$ -	$ 1.7

2006 Restructuring

Within the DLS segment, the Company closed its Terre Haute, Indiana label production plant in 2006.  The plant’s productive capacity was transferred to three other plants to improve overall efficiency and lower operating costs. Costs incurred included severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.  All of the actions were completed at the end of 2006.

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities, as the amount accrued was net of any expected sub-lease income and the Company was unable to sublease the facilities.

Asset Impairment and Net Assets Held for Sale

At April 1, 2007, the Middlebury plant was being marketed for sale at the direction of management, but did not meet the criteria to be classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  At December 31, 2006, the Company had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused the Company to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market is more competitive than expected and the Company has received several offers for the purchase of the Middlebury building that are higher than originally anticipated.  As a result, the Company reversed $0.4 million of the impairment charge recorded in 2006 to adjust the building’s carrying amount.

In conjunction with the closing of the Terre Haute plant, in the first quarter of 2006 the Company recorded $1.7 million of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date
	April 1,	April 2,
CASH INFLOW (OUTFLOW)	2007	2006
Net cash provided by operating activities	$ 4.6	$ 0.8

Capital expenditures	(8.1)	(5.1)
Proceeds from sale of plant and equipment	0.1	0.1
Net cash used in investing activities	(8.0)	(5.0)

Net change in borrowings under credit facility	11.3	-
Dividends paid	(6.7)	(6.6)
Other	-	0.2
Net cash used in financing activities	4.6	(6.4)
Exchange rate differences	-	(0.1)
Net cash flow	$ 1.2	$ (10.7)

Memo:
Net cash flow before change in debt	(10.1)	(10.5)
Contribution to defined pension plan	(5.0)	(4.0)
Restructuring spending	(0.7)	(0.8)

Operating Activities

Cash provided by operations was $4.6 million in the first quarter of 2007 compared to $0.8 million in the same period of 2006.  Higher collections on accounts receivable of $8.6 million, which include payments from five accounts that were received just after the end of 2006, were offset by an extra payroll disbursement that was calendar driven and seasonal bonus payments.

We contributed $5 million to the defined benefit pension plan in the first three months of 2007 compared to $4 million in the same period of 2006.  We do not currently have a mandatory pension-funding requirement, but expect to make voluntary contributions of $20 million per year for the next several years in order to move the plan toward fully funded status.

Investing Activities

Capital expenditures totaled $8.1million thus far in 2007, which is up approximately $3.0 million compared to spending in the prior year.  Capital expenditures in the first quarter are slightly higher than expenditures expected in the remaining quarters of 2007.  We continue to expect our capital spending for the year to be between $25 million and $28 million, primarily focused on POD Services equipment and software.

Financing Activities

On a net basis, we borrowed $11.3 million under our revolving credit facility in the first quarter of 2007.  Dividend payments to shareholders were consistent in both years.

Capital Structure

	April 1,	December 31,
	2007	2006	Change
Total Debt	$ 52.6	$ 41.4	$ 11.2
Less Cash and Short-term Investments	(1.7)	(0.5)	(1.2)
Net Debt	50.9	40.9	10.0

Equity	120.7	118.2	2.5
Total	$ 171.6	$ 159.1	$ 12.5
Net Debt:Total Capital	30%	26%

Our net debt increased $10.0 million in the first quarter of 2007, about the same increase as was recorded for the first quarter of 2006.  The 2007 increase reflects seasonal demands on cash, slightly higher capital spending of $8.2 million, $5.0 million of voluntary pension contributions, and dividends of $6.7 million.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2006.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  The remaining cash requirements of our 2007 restructuring plan are approximately $4.2 million through 2007, primarily for severance and relocation of equipment and employees.  We do not have mandatory pension funding requirements in 2007; however, we currently plan to contribute an additional $15 million to this plan in 2007.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis.  Subsequent changes in fair value will be required to be reported in earnings each reporting period.  The objective of this election, called the “fair value option,” is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and therefore is effective for the Company in fiscal year 2008.  The Company is currently assessing the effect of implementing this standard, which will be dependent upon the nature and extend of eligible items elected to be measured at fair value at the time of adoption.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility as outlined in the 2006 Form 10-K.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control

During the first quarter of fiscal 2007, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A - RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K.

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

May 2, 2007

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)