Form 10-Q
period 2007-07-01
STANDARD REGISTER CO
filed 2007-08-02
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 1, 2007
Common stock, $1.00 par value	23,971,685 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 1, 2007

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended July 1, 2007 and July 2, 2006 and for the 26 Weeks Ended July 1, 2007 and July 2, 2006	3

b)	Consolidated Balance Sheets
	as of July 1, 2007 and December 31, 2006	4

c)	Consolidated Statements of Cash Flows
	for the 26 Weeks Ended July 1, 2007 and July 2, 2006	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		27

Item 4. Controls and Procedures		28

Part II – Other Information

Item 1. Legal Proceedings		28

Item 1A. Risk Factors		28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3. Defaults upon Senior Securities		29

Item 4. Submission of Matters to a Vote of Security Holders		29

Item 5. Other Information		29

Item 6. Exhibits		29

Signatures		30

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
REVENUE
Products	$ 191,059	$ 207,470	$ 400,071	$ 419,251
Services	20,106	15,195	38,525	31,935
Total revenue	211,165	222,665	438,596	451,186
COST OF SALES
Products	132,265	136,568	273,279	273,673
Services	11,735	8,291	22,217	17,903
Total cost of sales	144,000	144,859	295,496	291,576
GROSS MARGIN	67,165	77,806	143,100	159,610
OPERATING EXPENSES
Selling, general, and administrative	67,561	65,015	134,479	131,263
Depreciation and amortization	6,590	7,318	13,245	14,644
Asset impairments	(342)	(155)	(751)	1,539
Restructuring charges	1,752	774	4,158	1,864
Total operating expenses	75,561	72,952	151,131	149,310
(LOSS) INCOME FROM CONTINUING OPERATIONS	(8,396)	4,854	(8,031)	10,300
OTHER INCOME (EXPENSE)
Interest expense	(886)	(523)	(1,683)	(1,037)
Other income	99	97	167	134
Total other expense	(787)	(426)	(1,516)	(903)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE	(9,183)	4,428	(9,547)	9,397
INCOME TAX (BENEFIT) EXPENSE	(3,824)	1,733	(3,999)	3,823
NET (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(5,359)	2,695	(5,548)	5,574
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(81)	(2,039)	(725)	(3,498)
Gain (loss) on sale of discontinued operations, net of taxes	816	(9,168)	821	(9,168)
LOSS BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(4,624)	(8,512)	(5,452)	(7,092)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	78
NET LOSS	$ (4,624)	$ (8,512)	$ (5,452)	$ (7,014)

BASIC AND DILUTED (LOSS) INCOME PER SHARE
(Loss) income from continuing operations	$ (0.19)	$ 0.10	$ (0.19)	$ 0.19
Loss from discontinued operations	-	(0.07)	(0.03)	(0.11)
Gain (loss) on sale of discontinued operations	0.03	(0.32)	0.03	(0.32)
Net loss per share	$ (0.16)	$ (0.29)	$ (0.19)	$ (0.24)

Dividends Paid Per Share	$ 0.46	$ 0.23	$ 0.46	$ 0.46

NET LOSS	$ (4,624)	$ (8,512)	$ (5,452)	$ (7,014)
Net actuarial loss reclassification	6,387	-	10,733	-
Net prior service credit reclassification	(480)	-	(958)	-
Deferred cost on forward contract	-	(44)	-	-
Foreign currency translation adjustment	-	(2,234)	-	(2,288)

COMPREHENSIVE INCOME	$ 1,283	$ (10,790)	$ 4,323	$ (9,302)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 1,	December 31,
A S S E T S	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$ -	$ 488
Accounts and notes receivable, less allowance for doubtful
accounts of $2,112 and $2,164	120,715	135,839
Inventories	47,129	49,242
Deferred income taxes	18,635	18,635
Prepaid expense	12,228	13,566
Total current assets	198,707	217,770

PLANT AND EQUIPMENT
Land	2,336	2,354
Buildings and improvements	62,234	65,408
Machinery and equipment	206,734	210,617
Office equipment	157,372	155,092
Construction in progress	13,611	10,297
Total	442,287	443,768
Less accumulated depreciation	324,118	325,620
Plant and equipment, net	118,169	118,148
Net assets held for sale	1,405	1,191
Total plant and equipment, net	119,574	119,339

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,476	1,611
Deferred tax asset	84,216	86,710
Other	18,274	20,092
Total other assets	110,523	114,970

Total assets	$ 428,804	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 1,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 68	$ 358
Accounts payable	31,781	36,254
Accrued compensation	22,705	28,050
Deferred revenue	2,652	1,725
Other current liabilities	27,301	34,927
Total current liabilities	84,507	101,314

LONG-TERM LIABILITIES
Long-term debt	54,000	41,021
Pension benefit obligation	139,843	153,953
Retiree health care obligation	20,470	20,398
Deferred compensation	12,618	17,190
Other long-term liabilities	1,246	36
Total long-term liabilities	228,177	232,598

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2007 - 25,948,675; 2006 - 25,845,304	25,949	25,846
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,028	60,321
Accumulated other comprehensive losses	(131,527)	(141,302)
Retained earnings	204,995	218,278
Treasury stock at cost:
1,976,990 and 1,949,200 shares	(50,050)	(49,701)
Total shareholders' equity	116,120	118,167

Total liabilities and shareholders' equity	$ 428,804	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	July 1,	July 2,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,452)	$ (7,014)
Cumulative effect of a change in accounting principle	-	(78)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	13,445	17,212
Restructuring charges	4,158	1,864
Asset impairments	(751)	1,539
(Gain) loss on sale of discontinued operations	(1,322)	11,955
Pension and postretirement benefit expense	20,910	14,164
Share-based compensation	1,343	1,032
Deferred income taxes	(3,944)	(209)
Other	441	846
Changes in operating assets and liabilities:
Accounts and notes receivable	15,124	(135)
Inventories	1,970	626
Restructuring spending	(3,204)	(2,001)
Accounts payable and accrued liabilities	(11,974)	(8,304)
Pension and postretirement benefit obligations	(18,734)	(11,024)
Deferred compensation payments	(6,169)	(1,077)
Other assets and liabilities	6,247	(1,139)
Net cash provided by operating activities	12,088	18,257

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(14,468)	(9,579)
Proceeds from sale of discontinued operations	2,500	8,925
Proceeds from sale of plant and equipment	141	312
Net cash used in investing activities	(11,827)	(342)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	13,000	(15,999)
Principal payments on capital lease	(311)	(304)
Proceeds from issuance of common stock	220	503
Dividends paid	(13,349)	(13,291)
Purchase of Treasury Stock	(349)	-
Tax benefit from exercise of stock options	-	41
Net cash used in financing activities	(789)	(29,050)

Effect of exchange rate changes on cash	40	(48)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(488)	(11,183)

Cash and cash equivalents at beginning of period	488	13,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 2,426

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

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists

•

Delivery has occurred or services have been performed

•

The fee is fixed or determinable, and

•

Collectibility is reasonably assured.

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations have been satisfied.  Under contractual arrangements with certain customers, the Company prints and stores custom forms for future delivery.  Such products are stored in the Company’s warehouses and remain in the Company’s inventory.  Under these arrangements, title and risk of ownership remain with the Company until the product is shipped to the customer.  At that time, the customer is invoiced and product revenue is recognized.  Because the majority of products are customized, product returns are not significant.

Service Revenue

Service revenue primarily includes distribution services, design services, professional services, software postcontract support, consulting, sourcing services, and membership fees.  The Company generally recognizes service revenue as the services are performed.

Revenue Arrangements with Multiple Deliverables

When a customer arrangement involves multiple deliverables, the Company evaluates all deliverables to determine whether they represent separate units of accounting based on the following criteria:

•

Whether the delivered item has value to the customer on a standalone basis;

•

Whether objective and reliable evidence exists for the fair value of the undelivered item; and

•

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and is substantially in the Company’s control.

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values.  Where objective and reliable evidence exists as to the fair value for all undelivered items, but not for the delivered items, the residual method is used to allocate the consideration.  Under the residual method, the amount of revenue allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of any undelivered items.  Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

The determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered items have standalone value to the customer.  Changes to the Company’s assessment of the accounting units in a multiple deliverable arrangement and/or the ability to establish fair values could change the timing of revenue recognition.

Software - The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition”, and Statement of Position No. 98-9 (SOP 98-9), “Modification of SOP 97-2 with Respect to Certain Transactions.”  The Company generates revenue from licensing the rights to software products to end-users.  These licenses are sold as perpetual licenses.  Product revenue from software license agreements is recognized upon receipt of a signed license agreement, or an amendment under an existing license agreement, and delivery of the software; there is no significant modification or customization of the software required and no significant remaining obligations; the fee is fixed and determinable; and collection of the receivable is probable.

The Company also licenses its software in combination with professional services and ongoing maintenance and post-contract customer support (PCS) which includes telephone assistance, software problem corrections, and the right to unspecified upgrades on a when-and-if- available basis.  Under these multiple deliverable arrangements, revenue is allocated to the separate elements based on objective and reliable evidence, specific to the Company, of the fair value of each element in the arrangement.  Fair value for the software license is based upon the price charged to customers when the software is sold on a standalone basis, and is recognized as product revenue when revenue recognition criteria are met.   Fair value for ongoing PCS is based upon established renewal rates; the related service revenue is deferred and subsequently recognized ratably over the term of the support agreement.  Fair value for professional services associated with licensing the software, such as training, software installation, building simple interfaces, and consulting services such as implementation support, forms design and system configuration, is based upon rates charged to customers when these services are sold in separate transactions.  Revenue for these professional services is recognized either on the completed contract method or when specific milestones are reached.

Product Revenue with Distribution Services - For multiple deliverable arrangements that do not involve licensing, selling, leasing, or otherwise marketing of software, the Company applies the guidance under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

For customers that want a just-in-time delivery service of long-run, custom-printed documents, the Company provides distribution services that deliver the product at specified times, locations and quantities requested by the customer.  The distribution services incorporate warehousing storage and custom delivery options.  In addition to the product revenue, the Company receives a distribution service fee for the services it provides. Under these contractual arrangements, at the customer’s request the Company prints and stores custom forms for the customer’s specified future delivery.  Such products are stored in the Company’s warehouses and are not used to fill other customers’ orders.  For these products, manufacturing is complete, the finished product is not included in the Company’s inventory, and title and risk of loss have transferred to the customer.  In these transactions, the customer is invoiced under normal billing and credit terms and revenue is recognized when the product is placed in the warehouse for storage.

If requested by the customer, the distribution service fee is invoiced separately and recognized as distribution service revenue.  However, in many arrangements, the fee is combined, or bundled, into the price of the product.  The Company previously accounted for these bundled transactions as one unit of accounting and revenue from both the sale of the product and distribution services were combined and recognized as product revenue when the product was placed in storage.

In the second quarter of 2007, the Company revised its revenue recognition policy for these bundled transactions having concluded that the criteria under EITF 00-21 to separate the product and service elements were met.  Fair value for the distribution services is based on price lists and custom quoting templates used to establish a customer profile that determines the amount of distribution services revenue (stated as a % of the total consideration) that is allocated to all orders for a particular customer.  Revenue from distribution services under these arrangements is now deferred and recognized proportionally when the product is shipped from the warehouse to the customer.  The effect of this change on prior periods was not material.

Since the product is primarily custom-printed documents, there is not sufficient objective and reliable evidence of fair value and the amount of revenue allocated to the product is determined using the residual method.  Under this method, the product revenue equals the total amount of consideration received for the arrangement less the revenue allocated to the distribution services and continues to be recognized when the product is placed in storage.

The change in revenue recognition policy also affects the classification of revenue between product revenue and service revenue.  Product revenue increased by and service revenue decreased by $1,044 and $1,533 for the 13 and 26-week periods ended July 2, 2006 and $422 for the 13-week period ended April 1, 2007

NOTE 2 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense. The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

On April 21, 2007, The Company sold selected assets, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2,500 in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of approximately $797.  The technology is used by customers in various business applications.  Additional capital was required to continue to develop the product and market and the Company elected to direct its investments to its core document services businesses.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8,500 in cash, plus the return of certain cash deposits.  The transaction resulted in a net loss of approximately $10,111, of which $9,214 was recognized in the second quarter of 2006.

The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue for Digital Solutions included in discontinued operations was $114 and $167 for the 13-week periods ended July 1, 2007 and July 2, 2006, respectively, and $519 and $269 for the 26-week periods ended July 1, 2007 and July 2, 2006, respectively.  Revenue for InSystems included in discontinued operations was $1,862 and $4,897 for the 13-week and 26-week period ended July 2, 2006, respectively.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statement of Cash Flows.  No interest expense was allocated to discontinued operations.

In 2007, the Company recorded minor adjustments to the InSystems loss on sale and in 2006 to the Equipment Service loss on sale.

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

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ 45	$ -	$ 1,778	$ -
Associated costs	1,707	-	2,380	-
Total 2007	1,752	-	4,158	-
2006 Restructuring Actions
Severance and employer related costs	-	11	-	700
Associated costs	-	668	-	868
Total 2006	-	679	-	1,568
2005-2001 Restructuring Actions	-	95	-	296
Total restructuring expense	$ 1,752	$ 774	$ 4,158	$ 1,864

2007 Restructuring

In 2007, the Company took steps to consolidate its manufacturing and distribution capabilities to become more efficient in meeting customer needs.  On January 25, 2007, the Company adopted a restructuring plan to accomplish these objectives. The actions associated with the plan are expected to be completed in 2007.

In connection with this plan, in June 2007, the Company ceased production and closed its facility in Middlebury, Vermont, at which time the equipment and production operations were transferred to three other existing plants.  The Company expects to record approximately $4,900 of restructuring costs in the Document and Labels Solution (DLS) segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1,850 for employee related costs and $3,050 of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.  The Company projects estimated savings of approximately $5,000 on an annualized basis.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 1,850	$ 45	$ 1,778
Associated costs	3,050	1,707	2,380
Total	$ 4,900	$ 1,752	$ 4,158

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 1,778	$ (824)	$ 954
Total	$ 1,778	$ (824)	$ 954

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

2005, 2004, 2003, and 2001 Restructuring

All of the prior restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities, as the amount accrued was net of any expected sub-lease income and the Company was unable to sublease the facilities.

Asset Impairment and Net Assets Held for Sale

At December 31, 2006, the Company had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused the Company to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market is more competitive than expected and the Company  received several offers for the purchase of the Middlebury building that are higher than originally anticipated.   As a result, in the first quarter of 2007, the Company reversed $409 of the impairment charge recorded in 2006 to adjust the building’s carrying amount.  At July 1, 2007, the Middlebury facility was classified as assets held for sale.  The Company expects to complete the sale of the facility in the third quarter of 2007 at a gain.  In the second quarter of 2007, the Company reversed $342 of the impairment charge recorded in 2006 related to the sale and disposal of the Middlebury equipment.  The Company transferred more equipment to other existing plants than originally expected.

In conjunction with the closing of the Terre Haute plant, in 2006 the Company recorded $1,512 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.   As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007.  An additional $27 of impairment charges were recorded in the International Segment in 2006.

Subsequent Event

On July 20, 2007, the Company completed a restructuring action as part of an overall plan to reduce its annual operating costs.  This action eliminated approximately 250 positions, primarily in management and overhead, representing $22,000 annually in compensation and related costs.    Severance and employer related costs associated with the restructuring are estimated at $3,500, which will be recorded in the third quarter of 2007.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	July 1,	December 31,
	2007	2006
Finished Products	$ 40,840	$ 41,739
Jobs In Process	1,908	3,216
Materials and Supplies	4,381	4,287
Total	$ 47,129	$ 49,242

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	July 1,	December 31,
	2007	2006
Non-income taxes	$ 6,485	$ 7,062
Dividends payable	-	6,663
Current portion of pension and postretirement obligations	3,954	3,954
Other current liabilities	16,862	17,248
Total	$ 27,301	$ 34,927

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

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded for the 13-week and 26-week periods ending July 1, 2007 and July 2, 2006 or accrued at July 1, 2007 was immaterial.

NOTE 8 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
(Shares in thousands)	2007	2006	2007	2006
Weighted average shares outstanding - basic	28,677	28,934	28,656	28,907
Effect of potentially dilutive securities	-	18	-	63
Weighted average shares outstanding - diluted	28,677	28,952	28,656	28,970

The effects of stock options and unvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 2,226,000 and 2,202,000 shares for the 13-and 26-week periods ended July 2, 2006 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13-and 26-week periods ending July 1, 2007, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 9 – SHARE BASED COMPENSATION

The terms and conditions of outstanding awards previously granted are more fully described in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Restricted stock awards, service based	$ 347	$ 154	$ 692	$ 520
Restricted stock awards, performance based	329	171	659	339
Stock options	142	104	239	177
Total share-based compensation expense	818	429	1,590	1,036
Tax effect on share-based compensation expense	325	170	631	408
Net share based compensation expense	$ 493	$ 259	$ 959	$ 628
Net effect included in continuing operations	347	251	748	555
Net effect included in discontinued operations	146	8	211	73
Total	$ 493	$ 259	$ 959	$ 628

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

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Service cost of benefits earned	$ 1,875	$ 1,986	$ 4,090	$ 4,045
Interest cost on projected benefit obligation	7,088	6,805	14,298	13,662
Expected return on plan assets	(7,117)	(7,284)	(14,233)	(14,568)
Amortization of prior service costs	90	90	180	179
Amortization of net loss from prior periods	7,113	6,727	14,139	12,737
Settlement loss	3,222	-	3,222	-
Total	$ 12,271	$ 8,324	$ 21,696	$ 16,055

The Company does not have a minimum funding requirement in 2007.  The Company made $11,000 of voluntary contributions to the qualified pension plan in the first six months of 2007 and $10,000 in the same period of 2006.

The settlement loss is related to associates retiring in 2007 and electing a lump-sum payment of their pension benefit from the nonqualified supplementary benefit plan.  As a result of the pension obligation settlement, the Company recorded a non-cash charge for a pro-rata portion of unrecognized net losses from prior periods.

NOTE 11 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees as described in Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Service cost	$ -	$ -	$ -	$ -
Interest cost	307	298	614	595
Amortization of prior service cost	(884)	(884)	(1,768)	(1,768)
Amortization of net loss from prior periods	184	154	368	308
Total	$ (393)	$ (432)	$ (786)	$ (865)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $285 and $431 for the 13-week periods ended July 1, 2007 and July 2, 2006 respectively, and $543 and $937 for the 26-week periods ended July 1, 2007 and July 2, 2006.

NOTE 12 – SEGMENT REPORTING

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

Document and Label Solutions

Document and Label Solutions offers custom-printed documents; document design; labels; secure document solutions; warehouse, freight, and distribution services; business supplies; and conversion management.  Document and Label Solutions consists of five business units that have been aggregated for segment reporting purposes.

Print On Demand (POD) Services

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

Document Systems

Document Systems generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, and revenue from professional services associated with the licensing of software.   The software is widely used in check disbursement applications such as payroll and accounts payable where control and confidentiality are important and in hospitals where it is widely used in admissions.  In additional Document Systems generates revenue from the sale of related hardware equipment such as printers.

Information about the Company’s operations by segment for the 13-week periods ended July 1, 2007 and July 2, 2006 is as follows:

		Document
		and Label	POD	Document
		Solutions	Services	Systems	Other	Total
Revenue from external customers	2007	$ 129,714	$ 65,312	$ 5,592	$ 10,547	$ 211,165
	2006	143,878	65,379	4,555	8,853	222,665
Operating income (loss)	2007	$ 2,477	$ 1,332	$ 903	$ (1,097)	$ 3,615
	2006	7,943	4,494	736	(779)	12,394

Information about the Company’s operations by segment for the 26-week periods ended July 1, 2007 and July 2, 2006 is as follows:

		Document
		and Label	POD	Document
		Solutions	Services	Systems	Other	Total
Revenue from external customers	2007	$ 270,502	$ 135,493	$ 11,741	$ 20,860	$ 438,596
	2006	292,658	130,592	9,826	18,110	451,186
Operating income (loss)	2007	$ 4,968	$ 8,843	$ 2,022	$ (2,618)	$ 13,215
	2006	17,062	8,959	1,943	(1,205)	26,759
Total assets	2007	$ 222,571	$ 74,117	$ 4,201	$ 8,186	$ 309,075

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Operating income	$ 3,615	$ 12,394	$ 13,215	$ 26,759
Restructuring and asset impairment	(1,410)	(619)	(3,407)	(3,403)
Amortization of prior period pension losses	(7,113)	(6,727)	(14,139)	(12,737)
Pension settlement loss	(3,222)	-	(3,222)	-
Other unallocated pension	(28)	(479)	66	(906)
Corporate and other unallocated	3	682	(258)	1,534
LIFO adjustment	(241)	(397)	(286)	(947)
Total other expense, primarily interest	(787)	(426)	(1,516)	(903)
(Loss) income from continuing operations before income taxes	$ (9,183)	$ 4,428	$ (9,547)	$ 9,397

Total Assets			$ 309,075
Corporate and unallocated			119,729
Total consolidated assets			$ 428,804

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

OVERVIEW

Our Company – We are a leading document services provider that helps our customers manage, control and source their document and print-related spending.  We primarily serve the healthcare, financial services, and manufacturing industries.  Additional information related to our product and services is contained in our Annual Report on Form 10-K for the year ended December 31, 2006.  Our operations include three reportable segments:  Document and Label Solutions (DLS), Print On Demand (POD) Services, and Document Systems.

Our Business Challenges – The market for many of our traditional printed products is very price competitive.  It is likely that the increasing use of reverse auctions and other bidding tools will gain in popularity and may lower the prices of our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of lower interest rates and weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.54 per share in 2006 and $0.30 per share in the first half of 2007.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging approximately $17.4 million annually over the last five years; we plan to make voluntary contributions in 2007 of approximately $20 million.

We are engaged in an industry undergoing fundamental change.  Digital technology is, as is almost always the case with any disruptive change, both friend and foe.  Our traditional business documents are essential for the conduct of business, but many are being replaced or devalued by software.  On the other hand, digital technology introduces new opportunities, such as print-on-demand services, for those willing to invest.  Our Company’s history is one of adapting to change and our goal is to persevere and grow in the digital age.  The cost reduction program described below is a necessary step for the Company to achieve its long-term objectives.

On July 20, 2007, we completed a restructuring action as part of an overall plan to reduce our annual operating costs by $40 million.  This action eliminated approximately 250 positions, primarily in management and overhead, representing $22 million annually in compensation and related costs.  Severance and employer related costs associated with the restructuring action are estimated at $3.5 million, which will be recorded in the third quarter of 2007.

Earlier this year, we consolidated our manufacturing and warehousing operations in a move expected to save approximately $5 million annually.  Other new initiatives that target purchasing costs and other non-compensation expenditures are expected to lower costs by an additional $13 million annually.  All of these actions are expected to reduce second half 2007 costs by approximately $15 million versus the levels incurred in the first six months of the year.  The remaining balance of the $40 million in annual savings is expected next year.

2007 Highlights

Setting aside the effect of three significant accounts discussed later, several trends are apparent in our first half results that serve to reinforce our strategy.

•

Our traditional DLS print business is under pressure brought about by advancing digital technology and an oversupplied industry.  The annual rate of decline for this business is approximately 5 percent which mirrors industry trends.  We believe we can gain market share in select vertical markets where we have expertise and focus, but we must continue to improve cost and productivity to remain competitive and produce sustaining cash flows.

•

Our label business is growing, but not at the general pace of the market.  Labels are an opportunity for us and we are investing for growth, as illustrated by our recent venture into Mexico.

•

Our newer digital print and service initiatives are gaining traction.  Through the first half of the year, revenue from digital print was up 18 percent, services rose 11 percent, Document Systems increased 19 percent, and Commercial Print was 11 percent ahead of last year.

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

Our qualified and nonqualified defined benefit pension plans permit retirees to receive a lump sum payment upon retirement.  When the total lump sum payments for a year exceed total service and interest costs recognized for that year, we are required to record a non-cash charge referred to as a pension settlement.  Based on information currently available to us, we are unable to determine for certain, whether or not we will be required to record a non-cash pension settlement charge in 2007 for our qualified defined benefit pension plan.  However, as a result of associates retiring in 2007 and electing a lump-sum payment of their pension benefit from the nonqualified supplementary benefit plan, we recorded a non-cash settlement charge of $3.2 million to record a pro-rata portion of unrecognized net losses from prior periods.  We expect to record additional non-cash settlement charges for the nonqualified plan in the third and fourth quarters of 2007. The non-cash settlement charges do not affect total equity, as the amount is reclassified from other comprehensive income.

Goodwill

During the second quarter of 2007, we performed the annual impairment test for goodwill related to the PlanetPrint acquisition.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2007 test, we used internal forecasts that were based upon actual results, assuming slightly increasing revenue and gross margin improvement.  At the time of the impairment test, the carrying value of net assets for PlanetPrint was $9.8 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Deferred Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  As a result, in the first quarter of 2007 the Company recorded a liability of $1.1 million for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.

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

Share-Based Compensation

We currently have 208,951 shares of performance-based restricted stock which vests upon attainment of a performance goal by the Company by fiscal year-end 2007.  We currently expect the full amount of the outstanding performance-based restricted stock awards to vest in 2007 and therefore have not reduced compensation expense for estimated forfeitures.  As of July 1, 2007, we have recognized $2.4 million of expense and expect to recognize an additional $0.5 million in 2007.  If the performance goal is not attained in 2007, these restricted stock awards will be forfeited and canceled and all expense recognized to date will be reversed.

RESULTS OF OPERATIONS

Discontinued Operations

On April 21, 2007, The Company sold selected assets, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2.5 million in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of approximately $0.8 million.  The technology is used by customers in various business applications.  Additional capital was required to continue to develop the product and market and the Company elected to direct its investments to its core document services businesses.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8.5 million in cash, plus the return of certain cash deposits.  The transaction resulted in a net loss of approximately $10.1 million, of which $9.2 million was recognized in the second quarter of 2006.

The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  Revenue and results of operations for these discontinued operations appear in the table below.

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Revenue
InSystems	$ -	$ 1.9	$ -	$ 4.9
Digital Solutions	0.1	0.1	0.5	0.2
Total	$ 0.1	$ 2.0	$ 0.5	$ 5.1

Loss from Discontinued Operations, net of tax
Equipment Service	$ -	$ (0.2)	$ -	$ (0.2)
InSystems	-	(1.0)	-	(1.7)
Digital Solutions	(0.1)	(0.8)	(0.7)	(1.6)
Total	$ (0.1)	$ (2.0)	$ (0.7)	$ (3.5)

Gain (Loss) on Sale of Discontinued Operations, net of tax
InSystems	$ -	$ (9.2)	$ -	$ (9.2)
Digital Solutions	0.8	-	0.8	-
Total	$ 0.8	$ (9.2)	$ 0.8	$ (9.2)

Continuing Operations

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion includes non-GAAP financial measures that exclude asset impairments, restructuring charges, pension loss amortization, and pension settlement losses.   Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that the non-GAAP financial measures presented will enhance the understanding of our results of operations due to the non-operational nature of the identified items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance and establishes incentives.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2007 and 2006 refer to the 13-and 26-week periods ended July 1, 2007 and July 2, 2006.

Consolidated Summary

Consolidated revenue for the second quarter of 2007 was $211.2 million, down 5.2% from the prior year.  Consolidated revenue in the first half of 2007 was $438.6 million, down 2.8% from the prior year.  Changing sales levels at three customer accounts figured prominently in the quarter and year-to-date results, reducing revenue by approximately $12 million and $20 million in the respective periods.  The decline in revenue from these three accounts can be attributed to the following factors:

•

A reverse auction in a large account that lowered the price levels and units.  We still maintain the business with this customer.

•

A state prescription pad program rolled out mainly in the first half of last year.  We also maintain the business in this account, but at lower than roll-out revenue levels since we are in a maintenance mode.

•

The loss of a pharmacy label account due to a technology change the customer implemented.

Excluding the changes in these accounts, revenue was even with last year for the quarter and increased 1.6% in the first half of 2007.  On a year-to-date basis, revenue for our DLS segment was down 7.6%, reflecting a continuing decline in the use of traditional business forms.  Conversely, POD Services revenue was up 3.8%, Document Systems revenue rose 18.2%, and revenue for our other segments, primarily Commercial Print, were up a collective 16.1%.  The revenue composition for the first half of the year continued the shift away from traditional long-run printed documents and toward on-demand, digitally-produced documents, sophisticated software applications, and high value-added services.

Consolidated income from continuing operations decreased from $10.3 million in the first half of 2006 to a loss of $8.0 million in the first half of 2007.  As shown below, restructuring, impairment, and pension loss amortization were substantial in both periods.  In addition, we recorded a $3.2 million pension settlement loss in 2007.  We evaluate our financial performance primarily on operating income before restructuring, impairment, pension loss amortization, and pension settlement losses.  On this basis, pretax income from continuing operations for the quarter was $3.3 million, versus $12.2 million in the prior year and $12.7 million in the first half of 2007 versus $26.4 million in 2006.

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006

(Loss) Income from Continuing Operations	$ (8.4)	$ 4.9	$ (8.0)	$ 10.3
Restructuring & asset impairments	1.4	0.6	3.4	3.4
Amortization of prior period pension losses	7.1	6.7	14.1	12.7
Pension settlement loss	3.2	-	3.2	-
Total Operating Income, excluding the above	$ 3.3	$ 12.2	$ 12.7	$ 26.4

The $8.9 million decrease for the quarter is primarily attributed to approximately $6.0 million in lower gross margin on the three customer accounts discussed above, and approximately $3.0 million in lower DLS gross margins due to lower sales of traditional document products and temporarily higher quality, overtime, and training costs stemming from the closing of the Middlebury facility and subsequent transfer of production to other facilities.

The $13.7 million decrease for the first half of 2007 is primarily a function of four items – an approximate $11.0 million reduction in gross margin from the three accounts discussed above, a $10.0 million gross margin decline due to reduced sales of traditional printed products and temporarily higher manufacturing costs, offset by approximately $4.0 million in higher gross margins from revenue gains in digital print, services, and Document Systems, plus $2.7 million in lower SG&A and depreciation expenses.

Revenue, Gross Margin, and Operating Income (Loss) by Segment

We evaluate each of our segments on the same basis-prior to restructuring, impairment, pension loss amortization, and pension settlement losses.  For segment reporting, we also exclude LIFO inventory adjustments.  The actual cost of sales and depreciation are recorded for each segment and a selling, general and administrative expense (SG&A) allocation is made based on an evaluation of each segment’s utilization of our selling, support, and engineering resources.

The tables below present revenue, gross margin, and income (loss) from operations for each of our reportable segments.  The Document Systems operating segment previously included in Other, now meets the quantitative thresholds for reportable segments.

	13 Weeks Ended				26 Weeks Ended
	July 1,		July 2,		July 1,		July 2,
	2007		2006	% Change	2007		2006	% Change
Revenue
Document & Label Solutions	$ 129.7		$ 143.9	-9.9%	$ 270.5		$ 292.7	-7.6%
Print On Demand Services	65.3		65.4	-0.2%	135.5		130.6	3.8%
Document Systems	5.6		4.6	21.7%	11.7		9.9	18.2%
Other	10.6		8.8	20.5%	20.9		18.0	16.1%
Total Segments	$ 211.2		$ 222.7	-5.2%	$ 438.6		$ 451.2	-2.8%

		% Revenue		% Revenue		% Revenue		% Revenue
Gross Margin *
Document & Label Solutions	$ 40.7	31.4%	$ 48.5	33.7%	$ 83.0	30.7%	$ 99.8	34.1%
Print On Demand Services	22.3	34.2%	25.8	39.4%	51.4	37.9%	52.0	39.8%
Document Systems	2.7	48.2%	2.2	47.8%	5.5	47.0%	5.1	51.5%
Other	1.7	16.0%	1.7	19.3%	3.4	16.3%	3.7	20.6%
Total Segments	$ 67.4	31.9%	$ 78.2	35.1%	$ 143.3	32.7%	$ 160.6	35.6%

		% Revenue		% Revenue		% Revenue		% Revenue
Operating Income (Loss) *
Document & Label Solutions	$ 2.5	1.9%	$ 7.9	5.5%	$ 5.0	1.8%	$ 17.0	5.8%
Print On Demand Services	1.3	2.0%	4.5	6.9%	8.8	6.5%	9.0	6.9%
Document Systems	0.9	16.1%	0.7	15.2%	2.0	17.1%	1.9	19.2%
Other	(1.2)	-11.3%	(0.7)	-8.0%	(2.7)	-12.9%	(1.1)	-6.1%
Total Segments*	$ 3.5	1.7%	$ 12.4	5.6%	$ 13.1	3.0%	$ 26.8	5.9%
LIFO Adjustments	(0.2)		(0.4)		(0.2)		(1.0)
Other Unallocated	-		0.2		(0.2)		0.6
Consolidated	$ 3.3		$ 12.2		$ 12.7		$ 26.4

*Segment gross margin and operating income (loss) before unallocated items.  See reconciliation to consolidated net (loss) income on page 23.

Document & Label Solutions

Total DLS revenue in the first half of 2007 was $270.5 million, down $22.2 million or 7.6% compared to the same period of 2006.  Approximately $13.0 million of the decrease is attributable to the three referenced accounts.  Excluding these accounts, traditional print was down $9.5 million, or 4.7%, which follows industry trends.  The decrease in traditional business forms reflects the effects of software and Internet technologies that substitute for some paper documents, continuing pricing pressures, plus the migration from longer-run traditional offset print to on-demand digitally printed documents.  Label revenue increased slightly.

DLS gross margin in the first half of 2007 decreased $16.8 million, or 3.4 percentage points, in relation to revenue versus the first half of 2006.  Approximately $7.0 million of the decrease is attributable to the three referenced accounts.  The remaining $9.8 million decline is primarily due to lower unit volume.  Other contributing factors included high material, overtime, quality, and maintenance costs related in major part to the closure of the Middlebury Plant in the second quarter of 2007.

POD Services

POD Services revenue was up $4.9 million, or 3.8%, on the strength of gains in digital printed business documents, marketing communications, statement printing, and services.  The three reference accounts reduced year-to-date revenue by approximately $7.0 million.  Excluding these accounts, all other POD Services revenue increased $11.9 million, or 9.7%.  Digital print increased 18% and services, which include kitting, custom programming, design, and facilities management, increased 11%.

The revenue increase continues the trend of growth in this segment which reported 8.4% growth for all of 2006.  Management continues to believe that there are good growth opportunities in this segment and is stepping up the Company’s investment in digital production capacity, enabling workflow software, and related service offerings.

The year-to-date gross margin was comparable with the prior year; however, the three reference accounts reduced gross margin by $4.0 million.  Excluding these accounts, gross margin increased by $3.4 million.  As a percentage of revenue, the gross margin was 37.9% versus 39.8% in the prior year; a result of an unfavorable product mix of lower margin revenue.

Document Systems

Document Systems reported revenue of $11.7 million, up 18.2 % compared to the first half of 2006.  Document Systems develops and markets software that automates the printing of documents within the customer’s place of business.  Hospitals are a primary market for this software and the application coexists nicely with other applications in hospitals that are moving to automate patient records and other paper intensive processes.  This segment also provides professional services, software maintenance, and hardware.

Gross margin and operating profit were 47.0% and 17.1% of revenue, respectively, which provide the income necessary for continued software development and other strategic initiatives.

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

2007 Revenue

We expect revenue to be higher in the last half of 2007 than it was in the first half.  Total revenue for 2007 is expected to be approximately equal to last year’s $894 million.

Selling, General, and Administrative (SG&A) Expenses

Total SG&A expense was $134.5 million in the first half of 2007, compared to $131.3 million in the first half of 2006.  We recorded a $3.2 million pension settlement loss in the second quarter of 2007.  Pension loss amortization and settlement losses were $17.3 million in 2007 versus $12.7 million in the first half of 2006.  The amortization of past years’ pension losses relates primarily to stock market declines in 2001 and 2002 which lowered pension assets, plus lower interest rates in that same period that raised the pension liability.  Excluding the amortization and pension settlement loss, 2007 SG&A expense was slightly down from 2006.

Depreciation & Amortization

Depreciation and amortization continues to decline - $13.2 million in the first half of 2007 versus $14.6 million a year ago.  This decrease reflects a strategic shift away from an asset intensive business model to one based increasingly on services.  Capital spending in 2007 primarily reflects increased spending to support the POD business plan.  Capital spending is expected to be in the $25 million to $28 million range for 2007 and depreciation is expected to be approximately $27 million.

Interest Expense

Interest expense was $1.7 million in 2007, compared to $1.0 million last year.  The increase relates primarily to higher debt balances carried during 2007 versus 2006.

Income (Loss) from Continuing Operations

The following table reconciles income from continuing operations before restructuring, asset impairment, pension loss amortization, and pension settlement losses to income (loss) from continuing operations and net loss on a GAAP basis.

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Segment Operating Income	$ 3.5	$ 12.4	$ 13.1	$ 26.8
LIFO adjustment	(0.2)	(0.4)	(0.2)	(1.0)
Corporate and other unallocated	-	0.7	(0.2)	1.5
Other unallocated pension	-	(0.5)	-	(0.9)
	3.3	12.2	12.7	26.4
Reconciliation to Net (Loss) Income
Restructuring and asset impairments	(1.4)	(0.6)	(3.4)	(3.4)
Amortization of prior period pension losses	(7.1)	(6.7)	(14.1)	(12.7)
Pension settlement loss	(3.2)	-	(3.2)	-
(Loss) Income on Continuing Operations	(8.4)	4.9	(8.0)	10.3
Interest and other income (expense)	(0.8)	(0.5)	(1.5)	(0.9)
Pre-tax (Loss) Income	(9.2)	4.4	(9.5)	9.4

Income Taxes	(3.9)	1.7	(4.0)	3.8
Net (Loss) Income on Continuing Operations	(5.3)	2.7	(5.5)	5.6
Discontinued Operations	0.7	(11.2)	0.1	(12.7)
Cumulative Effect of Change in Accounting Principle	-	-	-	0.1
Net Loss	$ (4.6)	$ (8.5)	$ (5.4)	$ (7.0)

EPS on Continuing Operations Attribution
Restructuring and impairment	$ (0.03)	$ (0.01)	$ (0.07)	$ (0.07)
Pension loss amortization & settlement loss	(0.22)	(0.14)	(0.37)	(0.27)
All other operations	0.06	0.25	0.25	0.53
Total on Continuing Operations	$ (0.19)	$ 0.10	$ (0.19)	$ 0.19
Discontinued Operations	0.03	(0.39)	-	(0.43)
Net Loss	$ (0.16)	$ (0.29)	$ (0.19)	$ (0.24)

Restructuring and Impairment

The Company has undertaken restructuring actions as part of an on-going effort to improve its utilization and profitability.  Previous restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The following discussion of restructuring charges does not include the July, 2007 actions discussed on page 16.

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ -	$ -	$ 1.7	$ -
Associated costs	1.7	-	2.4	-
Total 2007	1.7	-	4.1	-
2006 Restructuring Actions
Severance and employer related costs	-	-	-	0.7
Associated costs	-	0.7	-	0.9
Total 2006	-	0.7	-	1.6
2005-2001 Restructuring Actions	-	0.1	-	0.3
Total restructuring expense	$ 1.7	$ 0.8	$ 4.1	$ 1.9

2007 Restructuring

In 2007, we took steps to consolidate our manufacturing and distribution capabilities to become more efficient in meeting customer needs.  On January 25, 2007, we adopted a restructuring plan to accomplish these objectives.  The actions associated with the plan are expected to be completed in 2007.

In connection with this plan, in June, 2007, we ceased production and closed our facility in Middlebury, Vermont, at which time the equipment and production were transferred to three other existing plants.  We expect to record approximately $4.9 million of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1.9 million for employee related costs and $3.0 million of other associated exit costs, primarily equipment removal and relocation.  We project estimated savings of approximately $5 million on an annualized basis.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q2 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 1.9	$ -	$ 1.7
Associated costs	3.0	1.7	2.4
Total	$ 4.9	$ 1.7	$ 4.1

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 1.8	$ (0.8)	$ 1.0
Total	$ 1.8	$ (0.8)	$ 1.0

2006 Restructuring

Within the DLS segment, we closed our Terre Haute, Indiana label production plant in 2006.  The plant’s productive capacity was transferred to three other plants to improve overall efficiency and lower operating costs. Costs incurred included severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.  All of the actions were completed at the end of 2006.

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities, as the amount accrued was net of any expected sub-lease income and the Company was unable to sublease the facilities.

Asset Impairment and Net Assets Held for Sale

At July 1, 2007, the Middlebury plant was being marketed for sale at the direction of management, but did not meet the criteria to be classified as held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  At December 31, 2006, we had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused us to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market is more competitive than expected and we received several offers for the purchase of the Middlebury building that were higher than originally anticipated.  As a result, we reversed $0.4 million of the impairment charge recorded in 2006 to adjust the building’s carrying amount.  At July 1, 2007, the Middlebury facility was classified as assets held for sale.  We expect to complete the sale of the facility in the third quarter of 2007 at a gain.  We also reversed $0.3 million of the impairment charge recorded in 2006 related to the sale and disposal of the Middlebury equipment. The Company transferred more equipment to other existing plants than originally expected.

In conjunction with the closing of the Terre Haute plant, in the first quarter of 2006 we recorded $1.5 million of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date
	July 1,	July 2,
CASH INFLOW (OUTFLOW)	2007	2006
Net cash provided by operating activities	$ 12.1	$ 18.3
Capital expenditures	(14.4)	(9.6)
Proceeds from sale of discontinued operations	2.5	8.9
Proceeds from sale of plant and equipment	0.1	0.3
Net cash used in investing activities	(11.8)	(0.4)
Net debt borrowings (payments)	12.7	(16.3)
Dividends paid	(13.3)	(13.3)
Other	(0.2)	0.5
Net cash used in financing activities	(0.8)	(29.1)
Net cash flow	$ (0.5)	$ (11.2)
Memo:
Net cash flow before change in debt	(13.2)	5.1
Contribution to defined pension plan	(11.0)	(10.0)
Restructuring spending	(3.2)	(2.0)

Operating Activities

Cash provided by operations was $12.1 million in the first half of 2007 compared to $18.3 million in the same period of 2006.  Higher collections on accounts receivable of $15.1 million, which include payments from five accounts that were received just after the end of 2006, were offset by higher payments of a non-recurring nature for supplementary pension benefits and seasonal bonus payments.

We contributed $11 million to the defined benefit pension plan in the first half of 2007.  We do not currently have a mandatory pension-funding requirement, but expect to make voluntary contributions of $20 million per year for the next several years in order to move the plan toward fully funded status.

Investing Activities

Capital expenditures totaled $14.4 million thus far in 2007, which is up approximately $4.8 million compared to spending in the prior year.  Capital expenditures in the first half are slightly higher than expenditures expected in the remainder of 2007.  We continue to expect our capital spending for the year to be between $25 million and $28 million, primarily focused on POD Services equipment and software.

Financing Activities

On a net basis, we borrowed $13 million under our revolving credit facility in the first half of 2007.  Dividend payments to shareholders were consistent in both years.

Capital Structure

	July 1,	December 31,
	2007	2006	Change
Total Debt	$ 54.1	$ 41.4	$ 12.7
Less Cash and Short-term Investments	-	(0.5)	0.5
Net Debt	54.1	40.9	13.2

Equity	116.1	118.2	(2.1)
Total	$ 170.2	$ 159.1	$ 11.1
Net Debt:Total Capital	32%	26%

Our net debt increased $13.2 million in the first half of 2007.  The 2007 increase reflects higher capital spending of $14.4 million, $11.0 million of voluntary pension contributions, higher pension and postretirement benefit payments of $18.7 million, and dividends of $13.3 million.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2006.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  Remaining cash requirements of our 2007 restructuring plans are approximately $5 million through 2007, primarily for severance.  We do not have mandatory pension funding requirements in 2007; however, we currently plan to contribute an additional $9 million to this plan in 2007.

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense.  The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of July 1, 2007.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

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

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10 Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the second quarter of fiscal 2007, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following issues were submitted to a vote of security holders at the Company’s Annual Meeting of Shareholders held April 26, 2007.

ISSUE ONE:  DIRECTOR NOMINEE ELECTION RESULTS

The following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	AGAINST	WITHHELD
Roy W. Begley, J	45,891,663	507,391	1,495,707
F. David Clarke, III	46,027,277	371,777	1,495,707
Sherrill W. Hudson	45,905,287	493,767	1,495,707
Dennis L. Rediker	46,016,510	382,544	1,495,707
Ann Scavullo	46,035,759	363,295	1,495,707
John J. Schiff, Jr.	46,002,761	396,293	1,495,707
John Q. Sherman, II	44,961,608	1,437,446	1,495,707

ISSUE TWO:  AMEND CODE OF REGULATIONS TO AUTHORIZE DIRECT REGISTRATION OF SHARES

IN FAVOR	AGAINST	ABSTAINED	WITHHELD
46,174,704	125,999	98,349	1,495,709

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

Date: August 2, 2007

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)