Form 10-Q
period 2007-09-30
STANDARD REGISTER CO
filed 2007-11-06
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
Common stock, $1.00 par value	23,987,080 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2007

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended September 30, 2007 and October 1, 2006 and for the 39 Weeks Ended September 30, 2007 and October 1, 2006	3

b)	Consolidated Balance Sheets
	as of September 30, 2007 and October 1, 2006	4

c)	Consolidated Statements of Cash Flows
	for the 39 Weeks Ended September 30, 2007 and October 1, 2006	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		26

Item 4. Controls and Procedures		27

Part II – Other Information

Item 1. Legal Proceedings		27

Item 1A. Risk Factors		27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		27

Item 3. Defaults upon Senior Securities		28

Item 4. Submission of Matters to a Vote of Security Holders		28

Item 5. Other Information		28

Item 6. Exhibits		28

Signatures		28

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
REVENUE
Products	$ 189,844	$ 197,662	$ 589,915	$ 616,912
Services	18,441	17,431	56,966	49,367
Total revenue	208,285	215,093	646,881	666,279
COST OF SALES
Products	125,833	135,016	399,112	408,688
Services	11,891	9,683	34,108	27,587
Total cost of sales	137,724	144,699	433,220	436,275
GROSS MARGIN	70,561	70,394	213,661	230,004
OPERATING EXPENSES
Selling, general, and administrative	55,889	65,305	190,368	196,568
Depreciation and amortization	6,537	7,113	19,782	21,757
Asset impairments	98	53	(653)	1,592
Restructuring charges	3,562	533	7,720	2,397
Total operating expenses	66,086	73,004	217,217	222,314
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	4,475	(2,610)	(3,556)	7,690
OTHER INCOME (EXPENSE)
Interest expense	(1,049)	(554)	(2,732)	(1,591)
Other income	5	40	172	174
Total other expense	(1,044)	(514)	(2,560)	(1,417)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	3,431	(3,124)	(6,116)	6,273
INCOME TAX EXPENSE (BENEFIT)	1,438	(181)	(2,561)	3,642
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	1,993	(2,943)	(3,555)	2,631
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(25)	(1,195)	(750)	(4,693)
Gain (loss) on sale of discontinued operations, net of taxes	194	(1,587)	1,015	(10,755)
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,162	(5,725)	(3,290)	(12,817)
Cumulative effect of a change in accounting principle, net of taxes	-	-	-	78
NET INCOME (LOSS)	$ 2,162	$ (5,725)	$ (3,290)	$ (12,739)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.07	$ (0.10)	$ (0.12)	$ 0.09
Loss from discontinued operations	-	(0.05)	(0.03)	(0.16)
Gain (loss) on sale of discontinued operations	0.01	(0.05)	0.04	(0.37)
Net income (loss) per share	$ 0.08	$ (0.20)	$ (0.11)	$ (0.44)
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69

NET INCOME (LOSS)	$ 2,162	$ (5,725)	$ (3,290)	$ (12,739)
Net actuarial loss reclassification	13,276	-	24,009	-
Net minimum pension liability adjustment	-	(1,674)	-	(1,674)
Net prior service credit reclassification	(557)	-	(1,515)	-
Foreign currency translation adjustment	-	10	-	(2,278)

COMPREHENSIVE INCOME	$ 14,881	$ (7,389)	$ 19,204	$ (16,691)

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
A S S E T S	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$ 33	$ 488
Accounts and notes receivable, less allowance for doubtful
accounts of $2,157 and $2,164	119,640	135,839
Inventories	49,265	49,242
Deferred income taxes	18,635	18,635
Prepaid expense	11,348	13,566

Total current assets	198,921	217,770

PLANT AND EQUIPMENT
Land	2,336	2,354
Buildings and improvements	63,754	65,408
Machinery and equipment	201,934	210,617
Office equipment	158,092	155,092
Construction in progress	8,567	10,297
Total	434,683	443,768
Less accumulated depreciation	320,970	325,620
Plant and equipment, net	113,713	118,148
Net assets held for sale	-	1,191
Total plant and equipment, net	113,713	119,339

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,440	1,611
Deferred tax asset	75,437	86,710
Other	18,178	20,092
Total other assets	101,612	114,970

Total assets	$ 414,246	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 34	$ 358
Accounts payable	29,958	36,254
Accrued compensation	19,440	28,050
Deferred revenue	2,357	1,725
Other current liabilities	25,312	34,927
Total current liabilities	77,101	101,314

LONG-TERM LIABILITIES
Long-term debt	63,680	41,021
Pension benefit obligation	114,944	153,953
Retiree health care obligation	20,244	20,398
Deferred compensation	12,173	17,190
Other long-term liabilities	1,220	36
Total long-term liabilities	212,261	232,598

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2007 - 25,964,070; 2006 - 25,845,304	25,964	25,846
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,544	60,321
Accumulated other comprehensive losses	(118,808)	(141,302)
Retained earnings	200,494	218,278
Treasury stock at cost:
1,976,990 and 1,949,200 shares	(50,035)	(49,701)

Total shareholders' equity	124,884	118,167

Total liabilities and shareholders' equity	$ 414,246	$ 452,079

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	September 30,	October 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,290)	$ (12,739)
Cumulative effect of a change in accounting principle	-	(78)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	19,980	24,488
Restructuring charges	7,720	2,397
Asset impairments	(653)	1,592
(Gain) loss on sale of discontinued operations	(1,322)	13,569
Pension and postretirement benefit expense	27,050	24,412
Share-based compensation	1,700	1,935
Deferred income taxes	(2,561)	(872)
Other	487	1,289
Changes in operating assets and liabilities:
Accounts and notes receivable	16,276	879
Inventories	(166)	(1,533)
Restructuring spending	(6,198)	(3,050)
Accounts payable and accrued expenses	(19,618)	(8,844)
Pension and postretirement benefit obligations	(28,904)	(29,157)
Deferred compensation payments	(6,824)	(1,077)
Other assets and liabilities	5,644	(2,226)
Net cash provided by operating activities	9,321	10,985

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(17,202)	(15,435)
Proceeds from sale of discontinued operations	2,500	8,925
Proceeds from sale of plant and equipment	2,502	426
Net cash used in investing activities	(12,200)	(6,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	22,680	4,799
Principal payments on capital lease	(345)	(457)
Proceeds from issuance of common stock	395	565
Dividends paid	(20,012)	(19,900)
Purchase of treasury stock	(334)	(350)
Net cash provided by (used in) financing activities	2,384	(15,343)

Effect of exchange rate changes on cash	40	(38)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(455)	(10,480)

Cash and cash equivalents at beginning of period	488	13,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 33	$ 3,129

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

The change in revenue recognition policy also affects the classification of revenue between product revenue and service revenue.  Product revenue increased by and service revenue decreased by $489 and $2,022 for the 13 and 39-week periods ended October 1, 2006 and $422 for the 13-week period ended April 1, 2007.

NOTE 2 – RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the Company evaluate uncertain tax positions taken or expected to be taken in a tax return as to whether it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The Company is required to record the financial effect of these uncertainties in the financial statements.  The cumulative effect of applying FIN 48 was $1,144 and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.  See Note 7 Income Taxes.

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

NOTE 3 – DISCONTINUED OPERATIONS

On April 21, 2007, the Company sold selected assets of its digital writing business, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2,500 in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of approximately $797.  The decision to sell this business was based on the Company’s desire to redirect investments to its core document services businesses.  In 2007, the Company also recorded adjustments that reduced the InSystems loss on sale by $209 and increased the gain from the previous sale of Equipment Service by a minor amount.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8,500 in cash, plus the return of certain cash deposits.  The transaction resulted in a net loss of approximately $10,815.  In 2006 the Company also recorded minor adjustments to a previous gain on the sale of Equipment Service.

The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue for Digital Solutions included in discontinued operations was $233 for the 13-week period ended October 1, 2006, and $519 and $503 for the 39-week periods ended September 30, 2007 and October 1, 2006, respectively.  Revenue for InSystems included in discontinued operations was $4,897 for the 39-week periods ended October 1, 2006.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statement of Cash Flows.  No interest expense was allocated to discontinued operations.

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

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ 2,820	$ -	$ 4,606	$ -
Associated costs	742	-	3,114	-
Total 2007	3,562	-	7,720	-
2006 Restructuring Actions
Severance and employer related costs	-	-	-	700
Associated costs	-	369	-	1,237
Total 2006	-	369	-	1,937
2005-2001 Restructuring Actions	-	164	-	460
Total restructuring expense	$ 3,562	$ 533	$ 7,720	$ 2,397

2007 Restructuring

In 2007, the Company initiated restructuring actions as part of an overall plan to reduce its annual operating costs.

In June 2007, the Company ceased production and closed its facility in Middlebury, Vermont as part of a plan to consolidate its manufacturing and distribution capabilities.  Equipment and production operations were transferred to three other existing plants.  The Company expects to record approximately $4,900 of restructuring costs in the Document and Labels Solution (DLS) segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1,850 for employer related costs and $3,050 of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.  On July 20, 2007, the Company eliminated approximately 250 positions, primarily in management and overhead, representing $22,000 annually in compensation and related costs.  Restructuring costs will include $3,500 for severance and employer related costs.  These restructuring actions are expected to be completed in 2007.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 5,350	$ 2,820	$ 4,606
Associated costs	3,050	742	3,114
Total	$ 8,400	$ 3,562	$ 7,720

BY SEGMENT:
Document and Label Solutions	$ 6,200	$ 1,951	$ 6,109
POD Services	400	357	357
Corporate & Other	1,800	1,254	1,254
Total	$ 8,400	$ 3,562	$ 7,720

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 4,338	$ (2,816)	$ 1,522
Total	$ 4,338	$ (2,816)	$ 1,522

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

2005 - 2001 Restructuring

All of the prior restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities that the Company was unable to sublease.

Asset Impairment and Net Assets Held for Sale

By December 31, 2006, the Company had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused the Company to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market was more competitive than expected and the Company received several offers for the purchase of the Middlebury building that were higher than originally anticipated.  As a result, in the first quarter of 2007, the Company reversed the $409 impairment charge recorded in 2006.  In the second quarter of 2007, the Company also reversed $342 of the impairment charge recorded in 2006 related to the sale and disposal of the Middlebury equipment.  The Company transferred more equipment to other existing plants than originally expected.  In July 2007, the Middlebury facility was sold at a gain of approximately $900.

In the third quarter of 2007, the Company recorded $98 for equipment impairments.

In conjunction with the closing of the Terre Haute plant, in 2006 the Company recorded $1,565 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007.

An additional $27 of impairment charges were recorded in the International Segment in 2006.

NOTE 5 – INVENTORIES

The components of inventories are as follows:

	September 30,	December 31,
	2007	2006
Finished Products	$ 41,592	$ 41,739
Jobs In Process	3,607	3,216
Materials and Supplies	4,066	4,287
Total	$ 49,265	$ 49,242

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
	2007	2006
Non-income taxes	$ 5,239	$ 7,062
Dividends payable	-	6,663
Current portion of pension and postretirement obligations	3,954	3,954
Other current liabilities	16,119	17,248
Total	$ 25,312	$ 34,927

NOTE 7 –INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result, the Company recorded a liability of $1,144 for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.  The total amount represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate of a future period or periods.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and Canadian jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 1997.  With few exceptions, the Company is no longer subject to state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded for the 13-week and 39-week periods ending September 30, 2007 and October 1, 2006 was immaterial.

NOTE 8 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
(Shares in thousands)	2007	2006	2007	2006
Weighted average shares outstanding - basic	28,705	28,938	28,672	28,918
Effect of potentially dilutive securities	69	-	-	42
Weighted average shares outstanding - diluted	28,774	28,938	28,672	28,960

The effects of stock options and unvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 2,271,095 shares for the 13-week period ending September 30, 2007 and 1,903,446 shares for the 39-week period ended October 1, 2006 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the shares; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 39-week period ending September 30, 2007, and the 13-week period ended October 1, 2006, no outstanding options were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 9 – SHARE BASED COMPENSATION

The terms and conditions of outstanding awards previously granted are more fully described in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Restricted stock awards, service based	$ 64	$ 411	$ 756	$ 931
Restricted stock awards, performance based	155	379	814	718
Stock options	147	109	386	286
Total share-based compensation expense	366	899	1,956	1,935
Tax effect on share-based compensation expense	146	357	777	768
Net share based compensation expense	$ 220	$ 542	$ 1,179	$ 1,167
Net effect included in continuing operations	220	419	968	971
Net effect included in discontinued operations	-	123	211	196
Total	$ 220	$ 542	$ 1,179	$ 1,167

NOTE 10 – PENSION PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Service cost of benefits earned	$ 1,682	$ 2,022	$ 5,772	$ 6,067
Interest cost on projected benefit obligation	6,834	6,831	21,132	20,493
Expected return on plan assets	(7,538)	(7,284)	(21,771)	(21,852)
Amortization of prior service cost	97	90	277	269
Amortization of actuarial net loss	5,526	6,369	19,665	19,106
Curtailment gain (1)	(137)	-	(137)	-
Settlement loss (2)	-	1,627	3,222	1,627
Total	$ 6,464	$ 9,655	$ 28,160	$ 25,710

(1)

In the third quarter of 2007, the Company recorded a curtailment gain of $137 for its qualified defined benefit plan as a result of a reduction of eligible plan participants stemming from the 2007 restructuring actions.

(2)

Settlement losses are the result of associates retiring in 2007 and 2006 and electing a lump-sum payment of their pension benefits under the nonqualified supplementary benefit plan.  The payments represented a reduction in the projected benefit obligation and exceeded the sum of service and interest cost for this plan.  As a result of this settlement, the Company recorded a non-cash charge for a pro-rata portion of unrecognized actuarial net losses.

Restructuring actions undertaken by the Company in 2007 resulted in a reduction of associates that participated in the Company’s qualified defined benefit pension plan.  As a result, the Company remeasured pension obligations under this plan as of August 31, 2007, which included an update to actuarial assumptions made at the end of the prior fiscal year.  The revised actuarial assumptions included a change in the discount rate for the benefit obligation from 5.75% to 6.0% based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due. Year-to-date net periodic benefit cost for 2007 was adjusted in the third quarter to reflect the revised assumptions.  In addition, the pension plan remeasurement resulted in a $16,172 reduction in the pension liability and a $6,422 reduction in noncurrent deferred tax assets, recorded through a net adjustment to other comprehensive income of $9,750.

The Company does not have a minimum funding requirement in 2007.  The Company made $20,000 in voluntary contributions to the qualified pension plan in the first nine months of 2007 and $25,000 in the same period of 2006.

NOTE 11 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

The following table summarizes the components of net periodic benefit cost (income) for the Company’s postretirement benefit plan:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Interest cost	$ 308	$ 298	$ 922	$ 893
Amortization of prior service cost	(884)	(884)	(2,652)	(2,653)
Amortization of actuarial net loss	183	154	551	462
Total	$ (393)	$ (432)	$ (1,179)	$ (1,298)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $533 and $269 for the 13-week periods ended September 30, 2007 and October 1, 2006 respectively, and $1,076 and $1,206 for the 39-week periods ended September 30, 2007 and October 1, 2006 respectively.

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

Document Systems

Document Systems generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, and revenue from professional services associated with the licensing of software.  The software is widely used in check disbursement applications such as payroll and accounts payable where control and confidentiality are important and in hospitals where it is widely used in admissions.  Document Systems also generates revenue from the sale of related hardware equipment such as printers.

Information about the Company’s operations by segment for the 13-week periods ended September 30, 2007 and October 1, 2006 is as follows:

		Document
		and Label	POD	Document
		Solutions	Services	Systems	Other	Total
Revenue from external customers	2007	$ 130,017	$ 63,067	$ 4,788	$ 10,413	$ 208,285
	2006	141,263	59,047	5,372	9,411	215,093
Operating income (loss)	2007	$ 7,149	$ 5,043	$ 588	$ (165)	$ 12,615
	2006	4,961	(609)	1,115	(1,154)	4,313

Information about the Company’s operations by segment for the 39-week periods ended September 30, 2007 and October 1, 2006 is as follows:

		Document
		and Label	POD	Document
		Solutions	Services	Systems	Other	Total
Revenue from external customers	2007	$ 400,519	$ 198,560	$ 16,529	$ 31,273	$ 646,881
	2006	433,921	189,639	15,198	27,521	666,279
Operating income (loss)	2007	$ 12,117	$ 13,886	$ 2,610	$ (2,783)	$ 25,830
	2006	22,023	8,350	3,058	(2,359)	31,072
Total assets	2007	$ 219,303	$ 73,284	$ 4,111	$ 8,108	$ 304,806

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Operating income	$12,615	$ 4,313	$ 25,830	$ 31,072
Restructuring and asset impairment	(3,660)	(586)	(7,067)	(3,989)
Amortization of pension actuarial net losses	(5,526)	(6,369)	(19,665)	(19,106)
Pension settlements and curtailment	137	(1,627)	(3,085)	(1,627)
Other unallocated pension	704	453	639	1,359
Corporate and other unallocated	323	1,588	196	1,310
LIFO adjustment	(118)	(382)	(404)	(1,329)
Total other expense, primarily interest	(1,044)	(514)	(2,560)	(1,417)
Income (loss) from continuing operations before income taxes	$ 3,431	$ (3,124)	$ (6,116)	$ 6,273

Total Assets			$ 304,806
Corporate and unallocated			109,440
Total consolidated assets			$ 414,246

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

Because such statements deal with future events, actual results for fiscal year 2007 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Form 10-K for the year ended December 31, 2006 (2006 10-K).

OVERVIEW

Our Company – We are a leading document services provider that helps our customers manage, control and source their document and print-related spending.  We primarily serve the healthcare, financial services, and manufacturing industries.  Additional information related to our product and services is contained in our 2006 10-K.  Our operations include three reportable segments:  Document and Label Solutions (DLS), Print On Demand (POD) Services, and Document Systems.

Our Business Challenges – The market for many of our traditional printed products is very price competitive.  It is likely that the increasing use of reverse auctions and other bidding tools will gain in popularity and may lower the prices of our printed products.

Our pension plan became underfunded in late 2002, primarily as a result of lower interest rates and weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.54 per share in 2006 and $0.41 per share in the first nine months of 2007.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging $18.0 million annually over the last six years.  We made $20 million of voluntary contributions in 2007.

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

In 2007, we initiated restructuring actions as part of an overall plan to reduce our annual operating costs by $40 million.  On July 20, 2007, we eliminated approximately 250 positions, primarily in management and overhead, representing $22 million annually in compensation and related costs.  Earlier this year, we consolidated our manufacturing and warehousing operations in a move expected to save approximately $5 million annually.  Other new initiatives that target purchasing costs and other non-compensation expenditures are expected to lower costs by an additional $13 million annually.  All of these actions are expected to reduce second half 2007 costs by approximately $15 million versus the levels incurred in the first six months of the year.  The remaining balance of the $40 million in annual savings is expected next year.

2007 Highlights

Setting aside the effect of three significant accounts discussed later, several trends are apparent in our 2007 results that serve to reinforce our strategy.

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

•

Our label business is growing modestly.  Labels are an opportunity for us and we are investing for growth, as illustrated by our recent venture into Mexico.  Based on new contract implementations currently in process, we expect the rate of growth to increase in 2008.

•

Our newer digital print, software, and service initiatives are gaining traction.  On a year-to-date basis, revenue from POD Services rose 4.7 percent, Document Systems increased 8.6 percent, and Commercial Print was 9.8 percent ahead of last year.

CRITICAL ACCOUNTING POLICIES

In preparing these unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our 2006 10-K for the year ended December 31, 2006.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, impairment of long-lived assets, deferred taxes, inventories, contingent liabilities, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our 2006 10-K.

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

As a result of associates retiring in 2007 and electing a lump-sum payment of their pension benefit from the nonqualified defined benefit plan, in the second quarter of 2007 we recorded a settlement charge of $3.2 million.  We may be required to record an additional settlement charge for the nonqualified plan in the fourth quarter of 2007.  Based on information currently available to us, it is likely, but not certain, that we will also be required to record a settlement charge between $15 and $20 million in the fourth quarter of 2007 for our qualified defined benefit pension plan.

A pension settlement charge is recorded when the total lump-sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.  The settlement charges are non-cash and do not affect total equity, as the amounts are reclassified from other comprehensive income.

Restructuring actions undertaken by the Company in 2007 resulted in a reduction of associates that participated in our qualified defined benefit pension plan.  As a result, we remeasured pension obligations under this plan as of August 31, 2007, which included an update to actuarial assumptions made at the end of the prior fiscal year.  The revised actuarial assumptions included a change in the discount rate for the benefit obligation from 5.75% to 6.0% based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due.  Year-to-date net periodic benefit cost for 2007 was adjusted down by $2.6 million in the third quarter to reflect the revised assumptions, which include a decrease of $1.6 million in the amortization of actuarial net losses.  The pension plan remeasurement also resulted in a curtailment gain of $0.1 million.

On the balance sheet, the curtailment and subsequent remeasurement produced a $16.2 million reduction in the pension liability, a $6.4 million reduction in noncurrent deferred tax assets, and a net adjustment to other comprehensive income of $9.8 million.

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

Deferred Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that we evaluate uncertain tax positions taken or expected to be taken in a tax return as to whether it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  We are required to record the financial effect of these uncertainties in our financial statements.  As a result, in the first quarter of 2007 we recorded a liability of $1.1 million for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.

Significant management judgment is required in evaluating tax positions taken or to be taken in our tax returns.  We evaluate all available evidence to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The $1.1 million represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate of a future period or periods.

Share-Based Compensation

We currently have 206,951 shares of performance-based restricted stock which vests upon attainment of a performance goal by the Company by year-end 2007.  We currently expect all of the outstanding performance-based restricted stock awards to vest in 2007 if the performance goal is met, and therefore have not reduced compensation expense for estimated forfeitures.  As of September 30, 2007, we have recognized $2.5 million of expense and expect to recognize an additional $0.3 million in the fourth quarter of 2007.  If the performance goal is not attained, these restricted stock awards will be forfeited and canceled and all expense recognized to date will be reversed in the fourth quarter of 2007.

RESULTS OF OPERATIONS

Discontinued Operations

On April 21, 2007, the Company sold selected assets of its digital writing business, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2.5 million in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of approximately $0.8 million.  The decision to sell this business was based on our desire to redirect investments to our core document services businesses.  In 2007, we also recorded adjustments that reduced the InSystems loss on sale by $0.2 million and increased the gain from the previous sale of Equipment Service by a minor amount.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc. for approximately $8.5 million in cash, plus the return of certain cash deposits.  The transaction resulted in a net loss of approximately $10.8 million.

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

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Revenue
InSystems	$ -	$ -	$ -	$ 4.9
Digital Solutions	-	0.3	0.5	0.5
Total	$ -	$ 0.3	$ 0.5	$ 5.4

Loss from Discontinued Operations, net of tax
Equipment Service	$ -	$ (0.5)	$ -	$ (0.7)
InSystems	-	-	-	(1.7)
Digital Solutions	(0.1)	(0.7)	(0.8)	(2.3)
Total	$ (0.1)	$ (1.2)	$ (0.8)	$ (4.7)

Gain Loss) on Sale of Discontinued Operations, net of tax
InSystems	$ 0.2	$ (1.6)	$ 0.2	$ (10.8)
Digital Solutions	-	-	0.8	-
Total	$ 0.2	$ (1.6)	$ 1.0	$ (10.8)

Continuing Operations

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The discussion includes non-GAAP financial measures that exclude asset impairments, restructuring charges, pension loss amortization, and pension settlements.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles (GAAP).  We believe that the non-GAAP financial measures presented will enhance the understanding of our results of operations due to the non-operational nature of the identified items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance and establishes incentives.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Unless otherwise noted, references to 2007 and 2006 refer to the 13-and 39-week periods ended September 30, 2007 and October 1, 2006.

Consolidated Summary

Year-to-date consolidated revenue for 2007 was $646.9 million, down 2.9% from the prior year.  Changing sales levels at three customer accounts figured prominently in the year-to-date results, reducing revenue by approximately $24.8 million.  Excluding the changes in these accounts, revenue increased slightly over last year.  The decline in revenue from these three accounts can be attributed to the following factors:

•

A reverse auction in a large account that lowered the price levels and units.  We still maintain the business with this customer.

•

A state prescription pad program rolled out mainly in the first half of last year.  We also maintain the business in this account, but at lower than roll-out revenue levels since we are in a maintenance mode.

•

The loss of a pharmacy label account due to the elimination of our form/label application for prescription labeling in favor of a much lower value-added solution.

On a year-to-date basis, revenue for our DLS segment was down 7.7%, reflecting a continuing decline in the use of traditional business forms.  Conversely, POD Services revenue was up 4.7%, Document Systems revenue rose 8.6%, and revenue for our other segments, primarily Commercial Print, were up a collective 13.8%.  The revenue composition in 2007 continued to shift away from traditional long-run printed documents and toward on-demand, digitally-produced documents, sophisticated software applications, and high value-added services.

Consolidated revenue for the third quarter of 2007 was $208.3 million, down 3.2% from the prior year.  Substantially all of the decrease can be attributed to the loss of the pharmacy label account referred to above.

Consolidated operating income from continuing operations decreased from $7.7 million in the first nine months of 2006 to a loss of $3.5 million in the first nine months of 2007.  As shown below, restructuring, impairment, and pension loss amortization were substantial in both periods.  We evaluate our operating performance primarily on operating income before impairment, restructuring, pension loss amortization, and pension settlements.  On this basis, pretax income from continuing operations for the quarter was $13.5 million, versus $6.0 million in the prior year and $26.2 million in the first nine months of 2007 versus $32.4 million in 2006.

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Operating Income (Loss) from Continuing Operations	$ 4.5	$ (2.6)	$ (3.5)	$ 7.7
Restructuring & asset impairments	3.6	0.6	7.0	4.0
Amortization of pension net actuarial losses	5.5	6.4	19.6	19.1
Pension settlements	(0.1)	1.6	3.1	1.6
Total Operating Income, excluding the above	$ 13.5	$ 6.0	$ 26.2	$ 32.4

The $7.5 million increase for the quarter is primarily attributed to lower manufacturing and SG&A costs related to restructuring actions, good healthcare cost experience, and lower pension costs.

The $6.2 million decrease for the first nine months of 2007 is a function of a $16.4 million decline in the gross margin, offset in part by a $10.2 million drop in expenses.  The following are the major contributing factors:

•

Sales of traditional print and related services in DLS were down $33.5 million, or 7.7%, most of which related to the three accounts described earlier.  The decrease in DLS gross margin, associated primarily with the revenue decline, was approximately $15.2 million.

•

DLS manufacturing costs were approximately $5.1 million higher, primarily a consequence of the closing of the Middlebury plant and the redistribution of equipment and work to other facilities, which had a temporary adverse effect on productivity.

•

POD Services gross margin increased $2.3 million on a sales increase of $9.0 million.

•

Growth in Commercial Print revenue and a favorable LIFO inventory adjustment accounted for a $1.6 million improvement in gross margin.

•

SG&A expenses (excluding restructuring, impairment, pension amortization, and pension settlements) declined $8.2 million and depreciation expense was $2.0 million lower.

Revenue, Gross Margin, and Operating Income (Loss) by Segment

We evaluate each of our segments on the same basis-prior to impairment, restructuring, pension loss amortization, and pension settlements.  For segment reporting, we also exclude LIFO inventory adjustments.  The actual cost of sales and depreciation are recorded for each segment and a selling, general and administrative expense (SG&A) allocation is made based on an evaluation of each segment’s utilization of our selling, support, and engineering resources.

The tables below present revenue, gross margin, and income (loss) from operations for each of our reportable segments.  The Document Systems operating segment previously included in Other, now meets the quantitative thresholds for reportable segments.

	13 Weeks Ended			39 Weeks Ended
	September 30,	October 1,		September 30,	October 1,
	2007	2006	% Change	2007	2006	% Change
Revenue
Document & Label Solutions	$ 130.0	$ 141.3	-8.0%	$ 400.5	$ 434.0	-7.7%
Print On Demand Services	63.1	59.0	6.9%	198.6	189.6	4.7%
Document Systems	4.8	5.3	-9.4%	16.5	15.2	8.6%
Other	10.4	9.5	9.5%	31.3	27.5	13.8%
Total Segments	$ 208.3	$ 215.1	-3.2%	$ 646.9	$ 666.3	-2.9%

	13 Weeks Ended				39 Weeks Ended
	September 30,		October 1,		September 30,		October 1,
	2007		2006		2007		2006

		% Revenue		% Revenue		% Revenue		% Revenue
Gross Margin
Document & Label Solutions	$ 41.7	32.1%	$ 45.2	32.0%	$ 124.7	31.1%	$ 145.0	33.4%
Print On Demand Services	24.4	38.7%	21.2	35.9%	75.5	38.0%	73.2	38.6%
Document Systems	2.3	47.9%	2.7	50.9%	7.8	47.3%	7.8	51.3%
Other	2.6	25.0%	1.7	17.9%	6.0	19.2%	5.4	19.6%
Total Segments *	$ 71.0	34.1%	$ 70.8	32.9%	$ 214.0	33.1%	$ 231.4	34.7%
LIFO Adjustments	(0.2)		(0.4)		(0.4)		(1.4)
Consolidated	$ 70.8		$ 70.4		$ 213.6		$ 230.0

		% Revenue		% Revenue		% Revenue		% Revenue
Operating Income (Loss)
Document & Label Solutions	$ 7.1	5.5%	$ 5.0	3.5%	$ 12.1	3.0%	$ 22.0	5.1%
Print On Demand Services	5.1	8.1%	(0.6)	-1.0%	13.9	7.0%	8.4	4.4%
Document Systems	0.6	12.5%	1.2	22.6%	2.6	15.8%	3.1	20.4%
Other	(0.1)	-1.0%	(1.2)	-12.6%	(2.8)	-8.9%	(2.3)	-8.4%
Total Segments*	$ 12.7	6.1%	$ 4.4	2.0%	$ 25.8	4.0%	$ 31.2	4.7%
LIFO Adjustments	(0.2)		(0.4)		(0.4)		(1.4)
Other Unallocated	1.0		2.0		0.8		2.6
Consolidated	$ 13.5		$ 6.0		$ 26.2		$ 32.4

*Segment gross margin and operating income before unallocated items.  See reconciliation to consolidated net (loss) income on page 23.

Document & Label Solutions

DLS year-to-date revenue in 2007 was $400.5 million, down $33.5 million or 7.7% compared to the same period of 2006.  Approximately $20.5 million of the decrease is attributable to the three referenced accounts.  Excluding these accounts, traditional print was down $13.3 million, or 4.3%, which follows industry trends.  The decrease in traditional business forms reflects the effects of software and Internet technologies that substitute for some paper documents, continuing pricing pressures, plus the migration from longer-run traditional offset print to on-demand digitally printed documents.  Label revenue increased slightly.

DLS year-to-date gross margin in 2007 decreased $20.3 million, or 2.3 percentage points in relation to revenue, versus 2006.  Approximately $6.7 million of the decrease is attributable to the three referenced accounts.  The remaining $13.6 million decline is primarily due to lower unit volume and higher costs for material, overtime, quality, and maintenance related in major part to the redistributing of equipment and orders following the closure of the Middlebury Plant in the second quarter of 2007.

POD Services

POD Services year-to-date revenue was up $9.0 million, or 4.7%, on the strength of gains in digital printed business documents, marketing communications, statement printing, and services.  The three reference accounts reduced year-to-date revenue by approximately $3.4 million.  Excluding these accounts, all other POD Services revenue increased $12.4 million, or 7.3%.  The revenue increase continues the trend of growth in this segment.  Management continues to believe that there are good growth opportunities in this segment and is stepping up the Company’s investment in digital production capacity, enabling workflow software, and related service offerings.

POD Services year-to-date gross margin in 2007 increased $2.3 million over the prior year; however, the three referenced accounts reduced gross margin by $2.6 million.  Excluding these accounts, gross margin increased by $4.9 million.  As a percentage of revenue, year-to-date gross margin was about even; however, the gross margin percentage increased significantly in the third quarter of 2007 over the prior year as a result of stronger sales and productivity and cost improvements.

Document Systems

Document Systems year-to-date revenue was $16.5 million, up 8.6% compared to the same period of 2006.  Document Systems develops and markets software that automates the printing of documents within the customer’s place of business.  Hospitals are a primary market for this software and the application coexists nicely with other applications in hospitals that are moving to automate patient records and other paper intensive processes.  This segment also provides professional services, software maintenance, and hardware.

Year-to-date gross margin was 47.3% of revenue, which provides the income necessary for continued software development.

Paper Costs

The paper companies announced price increases on cut sheet papers that became effective in the market in May 2007.  It is possible that this increase may spread to roll papers, although at this writing no increase has been attempted.  We plan to adjust our target selling prices to our customers in an effort to recoup these cost increases.  We have generally been able to pass through these paper costs increases, although it often takes several quarters owing to the custom nature of our products and our contractual relationships with many of our customers.

Selling, General, and Administrative (SG&A) Expenses

Year-to-date SG&A expense was $190.4 million in 2007, compared to $196.6 million for the same time period of 2006.  Pension loss amortization and settlement charges were $22.7 million in 2007 versus $20.7 million in 2006.  The amortization of past years’ pension actuarial losses relates primarily to stock market declines in 2001 and 2002 which lowered pension assets, plus lower interest rates in that same period that raised the pension liability.  Excluding the amortization and pension settlements, 2007 SG&A expense decreased $8.2 million from 2006.  This decrease reflects lower compensation from the restructuring, lower healthcare cost experience, and lower pension benefit cost related to the remeasurement previously discussed.

Depreciation & Amortization

Depreciation and amortization continues to decline - $19.8 million through nine months of 2007 versus $21.8 million a year ago.  This decrease reflects a strategic shift away from an asset intensive business model to one based increasingly on services.  Capital spending in 2007 primarily reflects increased spending to support the POD business plan.

Income Taxes

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

Interest Expense

Interest expense was $2.7 million in 2007, compared to $1.6 million last year; primarily the result of higher debt balances carried during 2007 versus 2006.

Fourth Quarter Outlook

We expect our 2007 fourth quarter revenue to rebound strongly from the seasonally weaker third quarter, and to be comparable with the fourth quarter of 2006.  Total revenue of 2007 is expected to be a couple percentage points or so below last year’s total revenue.  The lower cost base achieved in the restructuring should produce an increase in operating earnings before restructuring, impairment, pension loss amortization, and pension settlements over the 2006 fourth quarter.

Income (Loss) from Continuing Operations

The following table reconciles income from continuing operations before restructuring, asset impairment, pension loss amortization, and pension settlements to income (loss) from continuing operations and net income (loss) on a GAAP basis.

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Segment Operating Income	$ 12.7	$ 4.4	$ 25.8	$ 31.2
LIFO adjustment	(0.2)	(0.4)	(0.4)	(1.4)
Corporate and other unallocated	0.4	1.6	0.2	1.3
Other unallocated pension	0.6	0.4	0.6	1.3
	13.5	6.0	26.2	32.4
Reconciliation to Net Income (Loss)
Restructuring and asset impairments	(3.6)	(0.6)	(7.0)	(4.0)
Amortization of pension actuarial net losses	(5.5)	(6.4)	(19.6)	(19.1)
Pension settlements	0.1	(1.6)	(3.1)	(1.6)
Income (Loss) on Continuing Operations	4.5	(2.6)	(3.5)	7.7
Interest and other expense	(1.1)	(0.5)	(2.6)	(1.4)
Pre-tax Income (Loss)	3.4	(3.1)	(6.1)	6.3
Income tax adjustments	-	1.0	-	1.0
Income taxes	1.5	(1.1)	(2.5)	2.7
Net Income (Loss) on Continuing Operations	1.9	(3.0)	(3.6)	2.6
Discontinued Operations	0.2	(2.7)	0.3	(15.4)
Cumulative Effect of Change in Accounting Principle	-	-	-	0.1
Net Income (Loss)	$ 2.1	$ (5.7)	$ (3.3)	$ (12.7)

EPS on Continuing Operations Attribution
Restructuring and asset impairments	$ (0.08)	$ (0.01)	$ (0.15)	$ (0.08)
Pension loss amortization and settlements	(0.11)	(0.16)	(0.48)	(0.43)
Income tax adjustments	-	(0.04)	-	(0.04)
All other operations	0.26	0.11	0.51	0.64
Total on Continuing Operations	$ 0.07	$ (0.10)	$ (0.12)	$ 0.09
Discontinued Operations	0.01	(0.10)	0.01	(0.53)
Net Income (Loss)	$ 0.08	$ (0.20)	$ (0.11)	$ (0.44)

Restructuring and Impairment

The Company has undertaken restructuring actions as part of an on-going effort to improve its utilization and profitability.  Previous restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Pre-tax components of restructuring charges are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
2007 Restructuring Actions
Severance and employer related costs	$ 2.9	$ -	$ 4.6	$ -
Associated costs	0.7	-	3.1	-
Total 2007	3.6	-	7.7	-
2006 Restructuring Actions
Severance and employer related costs	-	-	-	0.7
Associated costs	-	0.3	-	1.2
Total 2006	-	0.3	-	1.9
2005-2001 Restructuring Actions	-	0.2	-	0.5
Total restructuring expense	$ 3.6	$ 0.5	$ 7.7	$ 2.4

2007 Restructuring

In 2007, we initiated restructuring actions as part of an overall plan to reduce our annual operating costs.

In June 2007, we ceased production and closed our facility in Middlebury, Vermont as part of a plan to consolidate our manufacturing and distribution capabilities.  Equipment and production operations were transferred to three other existing plants.  We expect to record approximately $4.9 million of restructuring costs in the DLS segment in 2007 related to the closing of the Middlebury plant.  Restructuring costs will include $1.9 million for employer related costs and $3.0 million of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.  On July 20, 2007, we eliminated approximately 250 positions, primarily in management and overhead, representing $22.0 million annually in compensation and related costs.  Restructuring costs will include $3.5 million for severance and employer related costs. The actions associated with both restructuring actions are expected to be completed in 2007.

Pre-tax components of 2007 restructuring charges are as follows:

	Total Costs	Total	Cumulative-
	Expected	Q3 2007	To-Date
	to be	Restructuring	Restructuring
	Incurred	Expense	Expense
Severance and employer related costs	$ 5.4	$ 2.9	$ 4.6
Associated costs	3.0	0.7	3.1
Total	$ 8.4	$ 3.6	$ 7.7

BY SEGMENT:
Document and Label Solutions	$ 6.2	$ 2.0	$ 6.1
POD Services	0.4	0.4	0.4
Corporate & Other	1.8	1.2	1.2
Total	$ 8.4	$ 3.6	$ 7.7

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 4.3	$ (2.8)	$ 1.5
Total	$ 4.3	$ (2.8)	$ 1.5

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

2004, 2003, and 2001 Restructuring

All of the 2004, 2003, and 2001 restructuring actions are completed.  Any restructuring expense recorded in 2006 for these actions was primarily related to vacated facilities that we were unable to sublease.

Asset Impairment and Net Assets Held for Sale

By December 31, 2006, we had concluded that it was more likely than not that a plant would be closed in the DLS segment which caused us to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge in 2006 to adjust the carrying values to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  The market was more competitive than expected and we received several offers for the purchase of the Middlebury building that were higher than originally anticipated.  As a result, in the first quarter of 2007, we reversed the $0.4 million impairment charge recorded in 2006.  In the second quarter of 2007, we also reversed $0.3 million of the impairment charge recorded in 2006 related to the sale and disposal of the Middlebury equipment. The Company transferred more equipment to other existing plants than originally expected.  In July 2007, the Middlebury facility was sold at a gain of approximately $0.9 million.

In the third quarter of 2007, we recorded $0.1 million for equipment impairments.

In conjunction with the closing of the Terre Haute plant, in the first quarter of 2006 we recorded $1.6 million of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its estimated fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed of.  As of December 31, 2006, the Terre Haute building was classified as held for sale and was subsequently sold in January 2007 at an immaterial gain.

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

The major elements of the Statements of Cash Flows are summarized below:

	Year-to-Date
	September 30,	October 1,
CASH INFLOW (OUTFLOW)	2007	2006
Net cash provided by operating activities	$ 9.3	$ 11.0
Capital expenditures	(17.2)	(15.4)
Proceeds from sale of discontinued operations	2.5	8.9
Proceeds from sale of plant and equipment	2.5	0.4
Net cash used in investing activities	(12.2)	(6.1)
Net debt borrowings	22.3	4.3
Dividends paid	(20.0)	(19.9)
Other	0.1	0.2
Net cash provided by (used in) financing activities	2.4	(15.4)
Net cash flow	$ (0.5)	$ (10.5)
Memo:
Net cash flow before change in debt	(22.8)	(14.8)
Contributions to defined benefit pension plan	(20.0)	(25.0)
Restructuring spending	(6.2)	(3.0)

Operating Activities

Cash provided by operations was $9.3 million in the first nine months of 2007 compared to $11.0 million in the same period of 2006.  Restructuring spending was $3.2 million higher in 2007, but this was offset by $5.0 million lower funding for our qualified pension plan.  Excluding these two items, operating cash flow declined by a net $3.5 million, primarily the result of lower operating profitability.

We contributed $20 million to the defined benefit pension plan in 2007, which completes our planned funding for this year.  We do not currently have a mandatory pension-funding requirement, but expect to make voluntary contributions of $20 million per year for the next several years in order to move the plan toward fully funded status.

Investing Activities

Capital expenditures totaled $17.2 million thus far in 2007, which is up slightly from the prior year.  Current plans call for modest capital spending in the fourth quarter, with total expenditures to be in the $21 to $23 million range for 2007.  We also received approximately $2.5 million from the sale of our Digital Solutions technology and $2.5 million from the sale of other assets, principally our Middlebury facility.

Financing Activities

On a net basis, we borrowed $22.7 million under our revolving credit facility in 2007.  Dividend payments to shareholders were consistent in both years.

Capital Structure

	September 30,	December 31,
	2007	2006	Change
Total Debt	$ 63.7	$ 41.4	$ 22.3
Less Cash and Short-term Investments	-	(0.5)	0.5
Net Debt	63.7	40.9	22.8

Equity	124.9	118.2	6.7
Total	$ 188.6	$ 159.1	$ 29.5
Net Debt:Total Capital	34%	26%

We expect positive cash flow in the fourth quarter of 2007 which will decrease our net debt at the end of the year compared to September 30, 2007.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since year-end 2006.

Our near-term cash requirements are primarily related to funding our operations and capital expenditures.  Remaining cash requirements of our 2007 restructuring plans are approximately $2.2 million through 2007, primarily for severance.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility as outlined in our 2006 10-K.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of our 2006 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 30, 2007.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of 2007, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None

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

Date:  November 6, 2007

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)