Form 10-K
period 2007-12-30
STANDARD REGISTER CO
filed 2008-03-11
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

The aggregate market value of all stock held by non-affiliates of the Registrant at July 1, 2007 was approximately $144,830,137 based on a closing sales price of $11.40 per share on July 1, 2007.

At January 27, 2008, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	24,003,490 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 24, 2008.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                  Description

  Page

Item  1.             Business

1

Item 1A.           Risk Factors

       6

Item 1B.           Unresolved Staff Comments

       9

Item  2.             Properties

   9

Item  3.             Legal Proceedings

10

Item  4.             Submission of Matters to a Vote of Security Holders

10

Item  5.             Market for the Registrant’s Common Stock, Related Shareholder Matters and
                                Issuer Purchase of Equity Securities

11

Item  6.             Selected Financial Data

12

Item  7.             Management’s Discussion and Analysis of Financial Condition
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

69

Item 13.            Certain Relationships and Related Transactions, and Director Independence

69

Item 14.            Fees and Services of Independent Registered Public Accounting Firm

69

Item 15.            Exhibits and Financial Statement Schedules

70

Signatures

71

Index to Exhibits

72

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

74

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

OUR PRODUCTS AND SERVICES

You can read additional information related to revenues, operating profit, identifiable assets, and capital expenditures of each reportable segment for years 2005 through 2007 in Note 15 “Segment Reporting” in the Notes to Consolidated Financial Statements.  As described in Note 15, we changed our reportable segments in 2007.

An overview of our principal products and services follows, organized by reportable segment.  In 2007, we sold our Digital Solutions business to EXPED LLC.  Our five reportable segments are Document Management, Label Solutions, Print On Demand (POD) Services, Document Systems, and PathForward.

Document Management

Document Management accounted for 55.5%, 54.6%, and 56.1% of our consolidated revenues in 2007, 2006, and 2005.  Primary markets are large- and middle-market companies in the healthcare, financial services, and manufacturing industries.  We provide the following products and services that help our customers find the most cost-effective way to manage and distribute documents and related products.

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

Warehouse and Distribution Services

Many of our custom printed documents are warehoused for subsequent delivery to our customers in the quantity, time, and place of their choosing.  We provide an extensive network of distribution centers across the country which allows us to service customers with multiple locations.  Inventory control, reporting, and reorder are provided in a module of our proprietary SMARTworks® document management system that resides on the customer’s desktop.

Subcontracted Products

As a service to our customers, we buy and resell products that we do not produce.  These include items such as envelopes, blank cut sheet, ATM rolls, business cards and folders.

Secure Document Solutions

Checks, money orders, drug prescriptions, birth certificates, transcripts, identification, and a myriad of other documents of value are subject to fraudulent alteration.  As a leader in document security, we utilize specialized inks, secure papers, unique constructions, and other proprietary security features, often in combination, to defeat attempts to make fraudulent copies or alterations.

Supplies

We provide printer supplies, computer supplies and accessories as well as fax and copier supplies.

Conversion Management

We provide personnel to plan and carry out massive document conversions that arise from acquisitions or new facility openings.  We assume responsibility for signage, supplies, and marketing materials in addition to documents.

Commercial Print
We purchase commercial print as a service to our customers, utilizing the commercial print expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third party commercial printers.

International
We maintain a network of associates throughout the world and provide this GlobalPrint Network (“GPN”) with intellectual property, document management methodology, marketing strategy, and sales opportunities.  In addition to membership fees, we have developed specialty materials and offer these to our GPN members and customers.

Market Trends – Excess production capacity and price competition are prevalent in portions of the Document Management segment.  The introduction of alternative technologies has reduced industry demand for traditional custom printed business documents while a very competitive market has led to price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies and offer an increasing array of application software and professional services.

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

•

Customers are increasing their use of variable data.

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

Backlog – Document Management’s backlog of orders at January 27, 2008, was approximately $52.5 million compared with $48.9 million at January 28, 2007.  We expect to fill all orders in 2008.

Label Solutions

Label Solutions accounted for 12.9%, 14.5%, and 14.3% of our consolidated revenues in 2007, 2006, and 2005.  Labels are at the core of process management, helping to convey information, safeguard assets, and mitigate risk.  We have broad design and production capabilities, plus expertise in workflow management to help customers address their unique needs.  We provide innovative solutions such as specially-formulated adhesives and substrates to withstand environmental stresses; highly specialized inks and patterns to provide the necessary level of security; smart chips to add intelligence and flexibility; and unique design configurations to eliminate redundancy, streamline processes, and reduce costs.  We provide a total integrated solution that includes printers, applications, readers, and software.  We have a wholly-owned subsidiary that operates a facility in Monterrey, Mexico which provides label printing, warehousing, kitting, and digital on-demand printing to U.S. customers that have operations in Mexico.  Label Solutions provides the following types of products and services:

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

•

Product Configuration Control

We provide product warning and identification labels that are critical parts of many manufactured products.  These must often perform under very demanding environmental conditions.

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

Competition- Our principal competitors include R.R. Donnelley and Sons Company, WorkflowOne, and Avery Dennison.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, specialty manufacturers, brokers, and distributors.  We believe we have a strategic advantage over our competitors since we have developed proprietary label management inventory software, sell patented products such as wristbands used for admissions in hospitals, and operate specialized manufacturing facilities.

Backlog- Label Solutions backlog of orders at January 27, 2008 was approximately $6.4 million compared with $15.7 million at January 28, 2007.  We expect to fill all orders in 2008.

POD Services
POD Services accounted for 28.4%, 28.3%, and 27.0% of our consolidated revenues in 2007, 2006, and 2005.  The combination of improved digital printing devices and more sophisticated workflow software is transforming a printing industry once dominated by long-run offset production to one increasingly characterized by shorter, digitally-printed runs.  Minimal set-up costs, shorter runs, and greater flexibility gives users of digitally-printed documents significant economic advantages over offset for many documents – warehousing costs are eliminated, document obsolescence is reduced, and each image printed can be unique.  We provide digital printing services at 26 locations throughout the United States.  POD Services provides the following types of products and services:

Manuals

We provide training, instruction, and other manuals on demand, often in limited quantities to meet our customers’ needs.

One-to-One Communications

We provide digital print, in combination with our services that allows our customers to vary each printed image in order to tailor their marketing and communication programs for each individual.

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

Competition – Our principal competitors include R. R. Donnelley & Sons Company, WorkflowOne, Mimeo, Kinkos, Xerox Business Services, and local and regional manufacturers and distributors.

Backlog – POD Services’ backlog of orders at January 27, 2008, was $8.8 million compared with $4.5 million at January 28, 2007.  We expect to fill all orders in 2008.

Document Systems

Document Systems accounted for 2.5%, 2.4%, and 2.4% of our consolidated revenues in 2007, 2006, and 2005.  This segment generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, professional services associated with the licensing of software, and the sale of related hardware equipment such as printers.

Our LinkUp® Enterprise (LUE) software operates within a customer’s existing network to retrieve and intelligently route data to printers, faxes, PCs – delivering hardcopy documents, electronic documents, or e-mail messages in the formats required by users.  It is widely used in check disbursement applications such as payroll and accounts payable where control and confidentiality are important.  Patient Linkup® Enterprise software is tailored for use in hospitals where it is widely used in admissions.

Market Trends – We provide software applications to help hospitals transition from paper-based to Electronic Medical Records and we expect this trend to accelerate in the future.  We also anticipate that financial institutions will continue to move toward branch-based check automation.

Competition – Our principal competitors include Troy Group, Inc., Source Technologies, Inc., healthcare information system companies, and small software companies.

Backlog – Document Systems backlog of orders at January 27, 2008 was $3.4 million compared with $4.3 million at January 28, 2007.  We expect to fill all orders in 2008.

PathForward

PathForward accounted for 0.8%, 0.3%, and 0.3% of our consolidated revenues in 2007, 2006, and 2005.  We provide consulting services to help our customers evaluate and improve their document-intensive processes.  We provide a structured approach that determines total document expense and identifies opportunities to standardize, consolidate, streamline, and eliminate obsolescence or duplication.  This business unit also markets software that enables a company to manage the cost and utilization of its fleet of desktop printers, copiers, and fax machines.

Market Trends – We expect that customers will continue wanting to work with fewer, more capable suppliers and do so in an outsourced or managed services relationship.  In addition, customers want to extract significant costs from their total document spending.

Competition – Our principal competitors include InnerWorkings, Inc., Williams Lea, and hardware manufacturers.

Backlog– PathForward’s backlog of orders at January 27, 2008 was $0.5 million.  We expect to fill all orders in 2008.

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

Documents are printed at 33 geographically-disbursed locations in the United States.  Documents are shipped directly to customers or are stored by us in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of our customer service.

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

OUR RESEARCH AND DEVELOPMENT

During 2007, we spent $4.9 million on research and development compared with $4.2 million and $4.0 million in 2006 and 2005. Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production as well as the integration of new technologies available in the marketplace.

OUR INTELLECTUAL PROPERTY

We have many trademarks and patents related to documents, equipment, systems, labels, and security products that provide a competitive advantage or generate license income.  None of these, individually, have a material effect upon the business.

SEASONALITY

No material portion of our business could be considered seasonal.  However, historically, we generate slightly lower revenues in the third quarter than in other quarters of the year.

OUR CUSTOMERS

The business of the Company taken as a whole, or by individual business segments, is not dependent upon any single customer or a few customers.  No single customer accounts for 10% or more of total consolidated revenue.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

We have no significant exposure with regard to the renegotiation or termination of government contracts.  Any expenditure made to comply with federal, state, or local provisions of environmental protection has not had a material effect upon our capital expenditures, earnings, or competitive position.

We have participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  Our involvement is a result of waste materials allegedly contributed to the Pasco Site from discontinued manufacturing operations conducted by UARCO Corporation at Roseburg, Oregon.  UARCO was purchased by Standard Register in 1998.  UARCO was also a PRP at the Pasco Site and participated in the initial investigation and related studies.  The Washington State Department of Ecology is the regulatory agency with jurisdiction over the Pasco Site remedial action.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Site through the interim and final remedy stages.  We currently have a reserve of $1.1 million, which we believe is adequate to cover our portion of the total future potential costs of remediation.

OUR EMPLOYEES

At December 30, 2007, we had approximately 3,400 employees.

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

Because such statements deal with future events, actual results for fiscal year 2008 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed below.

Item 1a – RISK FACTORS

Risk Factors

Investment in any business involves inherent risks and uncertainties.  In addition to the other information presented in this Annual Report on Form 10-K, and beyond the risks and uncertainties of ordinary business operations, important factors that could cause our future results to differ materially from those contained in this Annual Report on Form 10-K include the following:

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

Digital technologies pose a significant threat to many of the printed documents that have been the mainstay of our historical profit and cash flow.  In 2000, we embarked on a multi-year restructuring program to maintain our competitive position in our traditional markets, invest in existing products and services not threatened by technology, and add new offerings with future growth potential.

We have eliminated unprofitable business and aggressively reduced costs in an effort to maintain a competitive position. These actions produced significant restructuring and impairment charges as we reduced staffing levels, excess production capacity, and other operating costs.

It is likely that market forces will require us to continue to improve our productivity and cost structure, possibly resulting in additional restructuring charges.  Margins on traditional products could suffer if we do not successfully realize market share gains or productivity improvements in the future to offset the effects of declining unit sales and weaker pricing.

Digital technology poses less of a threat to some of our traditional products such as labels and secure documents, and we will invest in an effort to grow the sales of these products.  We opened a manufacturing plant in Mexico to supply labels to our customers who manufacture there.  We have limited experience in operating a manufacturing facility outside of the United States and may have difficulty with the cultural and administrative aspects of this venture, which could unfavorably impact our margins.

As our traditional printed products come under increasing pricing pressure, we will endeavor to separately price and sell related software and services.  These include document design, application software, software support, consulting, program management, and other services that we believe our customers need and will value.  Some of these services have traditionally been bundled into the value of the product; others have been sold at a highly discounted price.  Our success in this initiative will require a change in behavior on the part of our sales representatives and our customers, and accordingly it is difficult to predict the rate of adoption.  There is no guarantee that we will get the increase in margins from these services that we need to offset potentially weaker product margins.

We are also investing to bring our customers new services which we believe have future growth potential.  Among these are Print On Demand Services, PathForward Consulting Services, and our Commercial Print Exchange.  These initiatives depend heavily upon our ability to develop and deploy software that will streamline order workflow, enrich the customer experience, and differentiate us from the competition.  Our success will depend upon our ability to invest the required capital and attract and retain experienced talent.  Given the challenging market dynamics for each of these services, there is no guarantee that we will be successful.

A significant downturn in the general economy could adversely affect our revenue, gross margin, and earnings.

Our business could be unfavorably affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, and the effects of governmental plans to manage economic conditions.  The demand for many of our printed documents, and hence our revenue and gross margin, is correlated with the level of business activity of our customers.  Economic weakness and constrained customer spending has resulted in the past, and may result in the future, in decreased revenue, gross margin, earnings, or growth rates.  We also have experienced, and may experience in the future, gross margin declines reflecting the effects of increased pressure for price concessions as our customers attempt to lower their cost structures.  In this environment, we may not be able to reduce our costs sufficiently to maintain our margins which, in the case of severe financial difficulty, may affect our ability to pay dividends for a period of time.

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

When paper prices are increased, we attempt to recover the higher costs by raising the prices of our products to our customers.  Since each order is custom printed to the customer’s specification, the price increase varies by product and customer and is accomplished by individual negotiation between the sales representative and the buyer.

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

Our qualified defined benefit pension plan has shifted from overfunded to underfunded, largely as a result of poor stock market returns in 2001 and 2002 that reduced the market value of our pension plan assets and lower interest rates which increased the present value of future benefit obligations.

We have been making voluntary contributions to our pension plan over the past six years, averaging $18 million annually.  Although subject to change, we expect to make contributions of approximately $20 million annually which would bring the plan to a fully-funded position (assets equal to or greater than the accumulated benefit obligation) in about five years based on current actuarial assumptions.

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

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue objectives.

If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively.   In particular, success in meeting our revenue and margin objectives depends in large part on our ability to attract, motivate, and retain highly qualified personnel in sales.  Competition for people is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining such personnel.

Steps that have been or may be taken to restructure our business and align our resources with market opportunities may not be effective or could disrupt our business.

Over the past several years, we have undertaken several actions designed to restructure our business, reduce future operating costs, and dispose of excess assets.  These actions have included reductions in workforce, dispositions of assets, plant and office closures, and internal reorganizations of our sales force to better match our resources with market opportunities.  The completion of these activities or the introduction of additional restructuring programs could be disruptive to our business.  Reductions to headcount and other cost cutting measures could result in the loss of technical expertise that could adversely affect our plans for growth and development of new and existing products and services.

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

Other Risk Factors

There are numerous other factors, many of which are outside of our control, which could adversely impact our financial condition, cash flows, and results of operations.  Such factors include: adverse events such as natural disasters; large scale medical outbreaks; acts of international or domestic terrorism; and international, political, and military developments.  Among other things, such factors could provoke economic uncertainty which could reduce demand for, and consumer spending on, our products; price increases in commodities such as paper, which would increase our product costs; and legal and regulatory developments that could impact how we operate.  Any of these factors could have a material adverse effect on our business.

Item 1b – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

Item 2 – PROPERTIES

Our corporate offices are located in Dayton, Ohio.  The following table is a list of our principal production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document Management	Continuous, Form Labels
Murfreesboro, Tennessee	82,209	Document Management	Short-run Continuous
Salisbury, Maryland	114,607	Document Management	Continuous, Form Labels, 50'' Rolls
Shelbyville, Indiana	60,930	Document Management	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document Management	Zipset, MICR Cut Sheet, Laser Forms
Monterrey, Mexico	29,064	Label Solutions	Booklets, Short-run Labels, Kitting and Distribution
Radcliff, Kentucky	79,000	Label Solutions	Custom Labels, MatchWeb Labels, and DocuLabels II Labels
Tampa, Florida	39,634	Label Solutions	Custom Labels and Roll Labels
Charlotte, North Carolina	57,191	POD Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	51,760	POD Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	POD Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	POD Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; and Tolland, Connecticut, are leased facilities.  In addition, we operate 22 smaller Stanfast Print Centers.  In most cases, these facilities are located in major metropolitan cities in the United States and are leased.

Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.  Utilization by press varies significantly, averaging an estimated 64% overall.  We believe our production facilities are suitable and can meet our future production needs.

Item 3 – LEGAL PROCEEDINGS

a)

We have no material claims or litigation pending against us.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages as of December 30, 2007, their current titles, and any positions they held during the last five years:

Name	Age	Office and Experience	Officer Since
Craig J. Brown	58	Senior Vice President, Treasurer and Chief Financial Officer. Mr. Brown has served in his current position since March 1995.	1987
Bradley R. Cates	38	Vice President, Sales and Marketing. Mr. Cates has served in this position since April 2007. From September 2005 to April 2007, he served as Vice President, Marketing and from August 2003 to September 2005 he served as Vice President, Strategic Accounts. From December 2001 to August 2003, Mr. Cates served as Business Development Director.	2007
Thomas M. Furey	43	Vice President, Chief Supply Chain Officer and General Manager, Document and Label Solutions. Mr. Furey has served in this position since April 2006. From December 2004 to April 2006, he served as Vice President and General Manager, Document and Label Solutions. He joined the Company as Vice President, Manufacturing Operations, Document and Label Solutions, in May 2004. Prior to joining the Company, Mr. Furey was Director of Operations, Avery Dennison Fasson Roll North America, from September 2002 to May 2004.	2006
Kathryn A. Lamme	61	Senior Vice President, General Counsel and Secretary. Ms. Lamme has served in her current position since April 2002.	1998
Joseph P. Morgan, Jr.	48	Vice President, Chief Technology Officer and General Manager, On Demand Solutions Group. Mr. Morgan has served in this position since December 2005, having previously served as Vice President, Chief Technology Officer from January 2003 to December 2005.	2003
Dennis L. Rediker	63	President and Chief Executive Officer. Mr. Rediker has served in his current position since June 2000. He has served on The Standard Register Company's Board of Directors since 1995.	2000

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the discretion of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2007
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 13.46	$ 11.90	$ 12.65
2nd	$ 0.23	$ 13.24	$ 11.16	$ 11.40
3rd	$ 0.23	$ 14.47	$ 11.21	$ 12.71
4th	$ 0.23	$ 13.66	$ 11.24	$ 11.64

2006
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 18.40	$ 14.65	$ 15.50
2nd	$ 0.23	$ 15.55	$ 11.37	$ 11.85
3rd	$ 0.23	$ 13.86	$ 11.01	$ 13.20
4th	$ 0.23	$ 16.00	$ 11.75	$ 12.00

Approximate Number of Holders of Common Stock - On January 27, 2008, there were 2,428 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

Dividends - We expect to continue paying quarterly cash dividends in the future; however, the amounts paid, if any, will be dependent upon earnings and the future financial condition of the Company.

There were no repurchases of our common stock during the fourth quarter of 2007.   Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Performance Graph

The following performance graph presents our cumulative total shareholder return on our common stock from December 31, 2002 to each of the years ending 2003, 2004, 2005, 2006, and 2007.  Each year’s ending value is calculated as follows:

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

The Company uses the S&P SmallCap 600 Industrial Index and the S&P 500 Index.  There were 87 companies in the S&P 600 Industrial Index on December 31, 2007, including Standard Register.

[Performance Graph attached in PDF format]

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2007 (a,b)	2006 (b,c,e,h)	2005 (b,d,e,h)	2004 (b,d,e,f,h)	2003 (b,d,e,h)	2002 (d,e,g,h)
SUMMARY OF OPERATIONS
Revenue	$ 865,432	$ 894,291	$ 890,069	$ 878,222	$ 875,700	$ 991,590
Cost of sales	577,396	587,529	588,630	569,083	553,553	602,323
Gross margin	288,036	306,762	301,439	309,139	322,147	389,267
Selling, general and administrative	263,104	263,441	244,256	265,920	295,666	280,909
Depreciation and amortization	26,575	28,128	33,202	36,774	40,209	43,275
Asset impairments	(439)	2,738	303	854	11,423	-
Restructuring charges (reversals)	7,996	2,671	998	11,008	18,256	(1,837)
Interest expense	3,763	2,285	2,465	2,643	4,048	13,261
Investment and other income (expense)	208	228	499	113	857	(711)
Income tax (benefit) expense	(5,176)	4,500	10,378	(4,239)	(17,789)	20,964
(Loss) income from continuing
operations	(7,579)	3,227	10,336	(3,708)	(28,809)	31,984
(Loss) income from discontinued
operations	(752)	(4,922)	(9,487)	(39,330)	(10,258)	597
Gain (loss) on sale of discontinued
operations	1,026	(10,044)	550	12,820	-	-
Net (loss) income	$ (7,305)	$ (11,739)	$ 1,399	$ (30,218)	$ (39,067)	$ 32,581
DILUTED PER SHARE DATA
(Loss) income from continuing
operations	$ (0.26)	$ 0.11	$ 0.36	$ (0.13)	$ (1.02)	$ 1.12
(Loss) income from discontinued
operations	(0.03)	(0.17)	(0.33)	(1.38)	(0.36)	0.02
Gain (loss) on sale of discontinued
operations	0.04	(0.35)	0.02	0.45	-	-
Net (loss) income	$ (0.25)	$ (0.41)	$ 0.05	$ (1.06)	$ (1.38)	$ 1.14
Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$ 3.83	$ 4.08	$ 5.96	$ 7.16	$ 8.68	$ 11.05
YEAR-END FINANCIAL DATA
Current ratio	2.3 to 1	2.1 to 1	2.1 to 1	1.3 to 1	2.8 to 1	3.6 to 1
Working capital	$ 111,420	$ 116,456	$ 113,855	$ 63,216	$ 184,083	$ 283,096
Plant and equipment	$ 110,975	$ 119,339	$ 129,989	$ 147,160	$ 165,538	$ 206,222
Total assets	$ 419,546	$ 452,079	$ 475,912	$ 542,973	$ 628,957	$ 754,864
Long-term debt	$ 51,988	$ 41,021	$ 34,379	$ 867	$ 125,000	$ 200,010
Shareholders' equity	$ 109,959	$ 116,650	$ 171,935	$ 203,888	$ 247,071	$ 310,963
OTHER DATA
Number of shares
outstanding at year-end	28,727,177	28,621,104	28,833,939	28,494,239	28,468,455	28,145,272
Number of employees	3,400	3,760	4,000	4,100	5,000	5,681
Capital expenditures	$ 21,575	$ 22,906	$ 20,224	$ 23,228	$ 18,343	$ 28,220

Note: Balance sheet data for 2002-2006 does not reflect Digital Solutions and InSystems as discontinued operations.
(a) Reflects the gain on sale of Digital Solutions on April 21, 2007.
(b) Reflects losses from discontinued operations as a result of the sale of Digital Solutions.
(c) Reflects the loss on sale of InSystems on June 5, 2006.
(d) Reflects income (losses) from discontinued operations as a result of the sale of the equipment service business.
(e) Reflects income (losses) from discontinued operations as a result of the sale of InSystems.
(f) Reflects the gain on sale of the equipment service business on December 31, 2004.
(g) Reflects the acquisitions of InSystems and PlanetPrint on July 2, 2002 and July 12, 2002, respectively.
(h) Reflects a prior period adjustment to beginning retained earnings for correction of an error.

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

References to 2007, 2006, and 2005 refer to the 52-week periods ended December 30, 2007, December 31, 2006, and January 1, 2006.

OVERVIEW

The Company – We are a leading document services provider that helps our customers manage, control, and source their document and print-related spending.  We primarily serve the healthcare, financial services, and manufacturing industries.

We are trusted by our customers to manage business-critical documents.  Our strategy is to help migrate companies from paper-based to digital processes by providing products and services including printed products, pressure-sensitive labels, print-on-demand services, document automation, outsourcing, and professional services.

Our Enterprise Document Management approach includes analysis of where, how, and even if documents should be printed. This document study includes everything from forms, stationery, reports to marketing collateral addressing what is printed internally, as well as externally.

We provide customers the tools to manage the entire lifecycle of their documents from concept to delivery, allowing them to reduce document-related costs.  We make a measurable difference for our customers by helping them achieve their desired business outcomes by assisting them with reducing costs, transitioning to more efficient processes, effectively managing their risks and meeting their regulatory and industry requirements, and driving their business growth.

Our operations include five reportable segments:  Document Management, Label Solutions, Print-on-Demand (POD) Services, Document Systems, and PathForward.

Our Business Challenges – We are engaged in an industry undergoing fundamental change.  Digital technology is, as is almost always the case with any disruptive change, both friend and foe.  Our traditional business documents are essential for the conduct of business, but many are being replaced or devalued by software.  On the other hand, digital technology introduces new opportunities, such as print-on-demand services, for those willing to invest.  Our Company’s history is one of adapting to change, and our goal is to persevere and grow in the digital age.  The cost reduction program described below was a necessary step for the Company to address these challenges and achieve its long-term objectives.

In 2007, we initiated restructuring actions as part of an overall plan to reduce our annual operating costs by $40 million.  On July 20, 2007, we eliminated approximately 250 positions, primarily in management and overhead, representing $22 million annually in compensation and related costs.  Earlier in the year, we consolidated our manufacturing and warehousing operations in a move expected to save approximately $5 million annually.  Other new initiatives that target purchasing costs and other non-compensation expenditures are expected to lower costs by an additional $13 million annually.  We targeted approximately $15 million of savings in 2007 with the remaining balance expected in 2008.

Our pension plan became underfunded in late 2002, primarily as a result of lower interest rates and weak stock market returns in 2001 and 2002.  The amortization of these and other actuarial losses has resulted in significant expense in subsequent years – equivalent to $0.55 per share in 2007, $0.54 per share in 2006, and $0.40 per share in 2005.  We have continued to make voluntary cash contributions to our qualified pension plan, averaging $18.0 million annually over the last six years. We made $20 million of voluntary contributions in 2007.

The market for many of our traditional printed products is very price competitive.  It is likely that the increasing use of reverse auctions and other bidding tools will gain in popularity and may lower the prices of our printed products.

Paper mill operating rates for uncoated freesheet were in the 95% to 96% range at the end of 2007.  During 2006, operating rates were reported in the 92% to 93% range.  Paper mills are expected to manage supply chain capacity as they are faced with higher energy and transportation costs.  The industry continues to remove capacity through downtime and closures, and mill operating rates for 2008 are projected to be as high as 98%.

At the time of this writing, a price increase on bond roll product and xerographic cut sheet has been announced for the first quarter of 2008 in the six-to-seven percent range.  We plan to increase our selling prices and negotiate with customers to recover these increases as well as any additional increases.  Despite a competitive marketplace, we have generally been able to pass through these paper cost increases, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.

Our Focus – Our objective is to continue to improve the sales trend in our core document business by obtaining market share in targeted accounts and vertical markets where we have a strong reputation and value proposition.  We will continue to reduce costs and improve productivity in order to stay cost competitive.

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

We intend to continue to bring our customers products and services that improve their ability to capture, manage, and move information in their business processes.  We also offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.  Over time, services will become an increasing source of our revenue stream.  Our strategy is beginning to resonate with customers, and we have successfully completed implementation of these offerings.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  Specific risks for these critical accounting estimates are described in the following paragraphs.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  With the exception of contingent liabilities, the impact of changes in the estimates and assumptions discussed below generally do not affect segment results; however, share-based compensation expense is reflected in segment results through an allocation of corporate expenses.

For a detailed discussion of the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  Management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

Pension and Postretirement Healthcare Benefit Plan Assumptions

Included in our financial statements are significant pension and postretirement obligations and benefit costs which are measured using actuarial valuations.  The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.  Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, and the healthcare cost trend rate.  In addition, the actuarial calculation includes subjective factors, such as withdrawal and mortality rates, to estimate the projected benefit obligation.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  These differences may have a significant impact on the amount of pension or postretirement obligations and benefit expense recorded in future periods.

Discount rate – One of the principal components of calculating the projected benefit obligation and certain components of pension and postretirement healthcare benefit costs is the assumed discount rate.  The discount rate is the assumed rate at which future pension and postretirement healthcare benefits could be effectively settled.  The discount rate established at year-end for the benefit obligations is also used in the calculation of the interest component of benefit cost for the following year.  Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due.

Expected long-term rate of return on plan assets – One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly- diversified portfolio consisting primarily of publicly-traded common stocks and fixed-income securities.  We use long-term historical actual return experience and estimates of future long-term investment return, with consideration to the expected investment mix of the plan’s assets, to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization.  The amortization of these differences has, and could continue to have, a significant effect on net periodic pension cost.

Our nonqualifed pension and postretirement healthcare benefit plans are unfunded plans and have no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

Assumptions regarding mortality – One of the assumptions made in the calculation of the projected benefit obligation is an estimate of mortality rates for the population of pension participants.  Our actuaries use mortality tables, which include death rates for each age, in estimating the amount of pension benefits that will become payable.  The mortality tables include the proportion of the number of deaths in a specified group to the number living at the beginning of the period in which the deaths occur.  We use the RP-2000 Mortality Table to determine benefit obligations and to determine pension and postretirement benefit cost.

Rate of future compensation increases – The rate of anticipated future compensation increases is another significant assumption used in the actuarial model for pension accounting and is determined based upon our long-term plans for such increases.

Healthcare cost trend rate – One of the principal components of calculating the projected benefit obligation for our postretirement healthcare plan is the healthcare cost trend rate.  We review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates used.

We review the assumptions used to account for pension and postretirement healthcare benefit obligations and benefit cost each fiscal year-end.

Weighted-Average Assumptions

Projected benefit obligation	2007	2006
Discount rate used for pension obligations	6.00%	5.75%
Discount rate used for postretirement healthcare obligation	5.75%	5.75%
Future compensation increase rate used for pension obligation
- current year	3.50%	3.50%
- subsequent years	3.50%	3.50%
Current year healthcare cost trend rate used for postretirement healthcare obligation	8.00%	9.00%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease the pension obligation recorded by approximately $52.6 million.  A 1% decrease in the discount rate would increase the pension obligation recorded by approximately $64.5 million.

•

A 1% increase or decrease in the discount rate would decrease or increase the postretirement obligation recorded by approximately $1.5 million.

•

A 1% increase or decrease in the future compensation increase rate would increase or decrease the pension obligation recorded by approximately $7.8 million.

•

A 1% increase in the current year healthcare cost trend rate would increase the postretirement healthcare benefit obligation recorded by approximately $1.6 million, and a 1% decrease would reduce the obligation by $1.4 million.

Net periodic pension benefit cost	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease pension cost by approximately $6.3 million.  A 1% decrease in the discount rate would increase pension cost by approximately $7.4 million.  A 1% change in the discount rate would have an immaterial impact on the postretirement benefit cost.

•

A 1% increase or decrease in the expected long-term rate of return on plan assets would decrease or increase pension benefit cost by $3.3 million.

Amortization of differences between the expected and actual returns on the plan assets, including those resulting from losses in 2002 and 2001, impacts our pension cost.  The long-term rate of return on plan assets that we expect to use to determine fiscal 2008 net periodic pension cost is 8.75%, the same as 2007.  The amortization of past market losses and other actuarial losses is expected to be lower in 2008 and subsequent years.  While the exact amount is not known at this time, we estimate that the amortization will decrease in 2008 by approximately $5.0 million.  The decrease is primarily the result of the settlement and curtailment that occurred in 2007 that reduced the unamortized actuarial losses to be recognized in future years.

As a result of associates retiring in 2007 and electing a lump-sum payment of their pension benefit from the qualified and nonqualified defined benefit plan, we recorded non-cash settlement charges of $20.9 million in net periodic benefit cost.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.  The settlements reduced our projected benefit obligation by $32.8 million and our pension assets by $47.9 million.

Restructuring actions undertaken in 2007 resulted in a reduction of associates who participated in our qualified defined benefit pension plan.  As a result, we experienced a curtailment that reduced our projected benefit obligation by $24.1 million.

Fair-value Measurements

We assess the impairment of long-lived assets, which include intangible assets, goodwill, and plant and equipment, whenever significant events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important that could trigger an impairment review include, but are not limited to:

•

Sustained underperformance relative to expected historical or projected future operating results

•

Changes in the manner of use of the assets, their physical condition, or the strategy for the Company’s overall business

•

Negative industry or economic trends

•

A more-likely-than-not expectation that a long-lived asset will be sold or otherwise disposed of, significantly before the end of its previously estimated useful life

•

A significant decrease in the market price of a long-lived asset.

When we determine that the carrying amount of plant and equipment or intangible assets with finite lives may not be recoverable, based on the existence of one or more indicators, the assets are tested for impairment.  Goodwill and indefinite-lived intangibles are required to be evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Impairment assessments are performed using fair value techniques.  We follow a process that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted future cash flows expected to result from the use of the asset and its eventual disposition, or market comparisons.  These valuation techniques use significant estimates and assumptions, which include projected future cash flows, discount rates that reflect the risk inherent in the future cash flows, growth rates, and determination of appropriate market values.  The use of different estimates or assumptions could result in a different conclusion on whether an asset was impaired or the amount of the impairment charge recorded.

Goodwill

During the second quarters of 2007 and 2006, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value.  Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.

In performing the test for impairment, we made assumptions about future sales and profitability that required significant judgment.  In estimating expected future cash flows for the 2007 test, we used internal forecasts that were based upon actual results, assuming slightly increasing revenue and gross margin improvement.  At the time of the impairment test, the carrying value of net assets for the reporting unit associated with the goodwill was $9.8 million.  The most critical estimates used in determining the expected future cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets, and our provision for income taxes, including tax positions taken or to be taken in our tax returns.

At December 30, 2007, we had net deferred tax assets of $94.2 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Valuation Allowances -  Our ability to realize deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

Unrecognized Tax Benefits – Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $1.1 million and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.

Significant management judgment is required in evaluating tax positions taken or to be taken in our tax returns.  We evaluate all available evidence to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  We have recorded a liability of $1.1 million that represents tax benefits taken in our tax returns, but not yet reflected in our tax provision because of the uncertainty of the position.  If we are ultimately successful, this liability would be reversed and the tax benefits would be recognized.  This would favorably affect the effective income tax rate of a future period or periods.

Inventories

Substantially all inventories are valued at the lower of cost or market and are stated using the last-in, first-out (LIFO) dollar value method.  We subcontract, store, and later distribute finished goods to fulfill certain customer orders.  Such subcontracted finished goods inventories are recorded at cost on a first-in, first-out (FIFO) basis and amounts related to such subcontracted finished goods inventories are excluded from our LIFO calculation.  We believe the LIFO method more fairly presents the results of operations by more closely matching current costs with current revenues.  Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased.  As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.  The excess of our estimated current costs over LIFO carrying value, or the LIFO reserve, was approximately $33.9 million and $34.9 million at December 30, 2007 and December 31, 2006.

Under the dollar value LIFO method, similar items of inventory are aggregated to form inventory "pools."  Increases and decreases in a pool are identified and measured in terms of the total dollar value (not the quantity of physical items) of inventory in the pool.  The use of indices is an integral part of the dollar value LIFO method.  Using the link-chain technique, a cumulative index is used to convert (deflate) year-end inventories priced at current cost to base-year cost and to convert (inflate) an increment stated at base-year cost back to LIFO cost.  Under both techniques, indices are developed by pricing all inventory items twice.  In other words, inventory quantities on hand at the end of the current year are priced at current year current costs and at prior year current costs.  This ratio of costs is then used to adjust the cumulative index at the end of the preceding year to a new cumulative index.  The total current cost of current year-end inventories is next converted to total base-year cost by means of the new cumulative index.  The net change in inventory is then determined by comparing the total inventory at base-year cost at the beginning and the end of the current year.  LIFO values are determined, by layer, by applying the applicable cumulative index to the increments stated at base-year cost.

We evaluate the LIFO calculation each quarter and record an adjustment each quarter, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end.  We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year.  We apply internally-developed indices that we believe more consistently measure inflation or deflation in the components of our inventories and product mix and our merchandise mix.  We believe the internally-developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.  Should actual annual inflation rates and inventory balances at the end of any fiscal year differ materially from our interim estimates, changes could occur that would materially affect our Consolidated Statement of Income for that year.

At December 30, 2007, a 10% increase in our 2007 cumulative index would have increased our LIFO expense approximately $1.1 million, or approximately $0.7 million after tax.  Conversely, a 10% decrease in our 2007 cumulative index would have decreased our LIFO expense by approximately $1.3 million, or approximately $0.8 million after tax.

Share-Based Compensation Expense

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

Additionally, the share-based compensation expense that is recorded is dependent on the amount of awards we expect to be forfeited.  If our actual forfeitures are materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.

We also issued shares of performance-based restricted stock that would only vest upon attainment of specific performance goals by the Company.  This required us to assess the probability of meeting the performance goal when determining the amount and timing of the compensation expense to record.  In 2005-2007 we had shares of performance-based restricted stock which would have vested upon attainment of a performance goal by the Company by the end of 2007.  We evaluated the probability of meeting this performance goal each quarter and continued to expect the full amount to vest in 2007; therefore, we did not reduce compensation expense for estimated forfeitures.  However, the performance goal was not met by the end of 2007 and, in the fourth quarter of 2007, we reversed $2.5 million of expense that had previously been recorded in 2005, 2006, and the first nine months of 2007.

Contingent Liabilities

The Company is subject to laws and regulations relating to the protection of the environment and is party to environmental actions that have arisen in the ordinary course of business.  We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.   The amount of liability recorded is based on an evaluation of currently available facts and is reviewed periodically.  Actual expenses incurred in future periods may vary from current estimates, given the inherent uncertainties in estimating the extent of necessary remediation efforts.

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  We have a discounted reserve of $1.1 million that we currently believe is adequate to cover the Company’s portion of the total future potential costs of remediation.   In addition, we have undiscounted reserves totaling

$0.7 million for environmental remediation at one previously owned facility and one currently owned facility.  The final remediation amounts could differ from our current estimate.

RESULTS OF OPERATIONS

Discontinued Operations

In April 2007, we sold selected assets of our digital writing business, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2.5 million in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of approximately $0.8 million.

In June 2006, we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for $8.5 million in cash, plus the return of certain cash deposits   The transaction resulted in a net loss of approximately $10.1 million which included a charge of $2.0 million for contractual obligations to Whitehill Technologies, Inc., related to the leased facility.  In conjunction with the recording of this contractual obligation, we reversed a restructuring liability of $1.1 million to discontinued operations.

The Digital Solutions and InSystems businesses were sold because they no longer fit with the Company’s strategic direction.  The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.

Revenue, results of operations, and gain or loss on sale for these discontinued operations appear in the table below.  In 2006 and 2005, minor adjustments were recorded from the previous sale of our Equipment Service business in 2004.

	2007	2006	2005
Revenue
Digital Solutions	$ 0.5	$ 0.6	$ 0.7
InSystems	-	4.9	11.2
Total	$ 0.5	$ 5.5	$ 11.9
Loss from Discontinued Operations, net of tax
Digital Solutions	$ (0.8)	$ (3.1)	$ (3.2)
InSystems	-	(1.4)	(6.3)
Equipment Service	-	(0.4)	-
Total	$ (0.8)	$ (4.9)	$ (9.5)
Gain (Loss) on Sale of Discontinued Operations, net of tax
Digital Solutions	$ 0.8	$ -	$ -
InSystems	0.2	(10.1)	-
Equipment Service	-	-	0.6
Total	$ 1.0	$ (10.1)	$ 0.6

Continuing Operations

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Restructuring

In 2007, we announced plans to reduce our annual operating costs by $40 million.  The restructuring actions were undertaken in order to improve profitability, maintain competitiveness, and fund future initiatives essential to the Company’s strategy.

At the close of 2007, we estimate that we reduced 2007 second half costs by approximately $17.5 million in comparison to the first half as a result of these programs, exceeding our goal of $15.0 million.  On an annualized basis, this represented $35 million of the $40 million plan.  Programs are underway to achieve the balance of the goal.

We recorded $8.0 million, $2.7 million, and $1.0 million of restructuring charges in 2007, 2006, and 2005 related to these savings initiatives as well as other restructuring actions described in further detail under “Restructuring and Asset Impairment.”

Pension loss amortization and pension settlements

Our qualified pension plan became underfunded in 2002 primarily as a result of the weak stock market in 2001 and 2002 and subsequent declines in interest rates.  This produced actuarial losses that are amortized to expense subsequent years.  Pension loss amortization was $26.1 million, $25.6 million, and $19.0 million, in 2007, 2006, and 2005.  The amortization is expected to be lower in 2008 and to continue to trend lower thereafter.  While the exact amount is not known at this time, we estimate that the amortization will decrease in 2008 by approximately $5.0 million as a result of the settlement and curtailment that occurred in 2007 which reduced the balance of unamortized actuarial losses.

As a result of associates retiring and electing a lump-sum payment of their pension benefit we recorded non-cash settlement charges of $20.9 million and $1.6 million in net periodic benefit cost for 2007 and 2006.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses.

Pension loss amortization and settlement charges are non-cash expenses.

Consolidated Summary

Management evaluates the Company’s results and those of its segments on the basis of income from continuing operations excluding restructuring charges, asset impairments, pension loss amortization, and pension settlements, referred to as “Adjusted Operating Income.”  We believe that this non-GAAP financial measure enhances the understanding of our results of operations due to the non-operational nature of the excluded items and the significant and varying effect they have on our reported results from period to period.   This presentation is consistent with the manner in which our Board of Directors establishes incentives and internally evaluates performance.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Adjusted Operating Income was relatively consistent over the last three years - $45.4 million, $42.4 million, and $43.0 million in 2007, 2006, and 2005.

In 2006, revenue was up $4.2 million overall and the gross margin increased by $5.4 million.  These improvements were driven by performance gains in our POD Services segment, which overcame the effects of lower Document Management revenue.  Depreciation and amortization was also favorable in 2006, down $4.9 million, but SG&A expense was up $10.9 million over the prior year as a result of higher spending on selling and information technology initiatives.  Adjusted Operating Income in 2006 decreased $0.6 million.

In 2007, revenue was down $28.9 million from the prior year.  Three customers accounted for a total of $38.0 million in revenue decreases.  These included the loss of label business at a large pharmacy, price cuts at a major bank, and a reduction in prescription pad sales representing the difference between the initial program rollout in 2006 and a much lower maintenance level in 2007.

The gross margin in 2007 was down $18.8 million, reflecting the lower revenue and temporarily higher costs incurred in conjunction with the plant consolidation undertaken as part of the Company’s 2007 cost reduction program.

Largely as a result of the cost reduction program, the second half of 2007 Adjusted Operating Income was $20.1 million higher than that for the first half of the year.  Total 2007 Adjusted Operating Income exceeded the prior year by $3.0 million.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments.  The table also reconciles our presentation of Adjusted Operating Income to Income (Loss) from Continuing Operations on a GAAP basis.

	2007	% Chg	2006	% Chg	2005	% Chg
Revenue
Document Management	$ 480.2	-1.6%	$ 487.9	-2.2%	$ 499.1
Label Solutions	111.2	-14.0%	129.3	1.6%	127.3
POD Services	245.9	-3.0%	253.5	5.5%	240.2
Document Systems	21.4	1.4%	21.1	1.0%	20.9
PathForward	6.7	168.0%	2.5	-3.8%	2.6
Consolidated Revenue	$ 865.4	-3.2%	$ 894.3	0.5%	$ 890.1
		% Rev		% Rev		% Rev
Gross Margin
Document Management	$ 141.5	29.5%	$ 156.5	32.1%	$ 168.5	33.8%
Label Solutions	36.5	32.8%	42.0	32.5%	40.8	32.1%
POD Services	97.5	39.7%	98.8	39.0%	83.2	34.6%
Document Systems	10.2	47.7%	10.3	48.8%	8.6	41.1%
PathForward	1.3	19.4%	0.2	8.0%	0.7	26.9%
Total Segments	287.0	33.2%	307.8	34.4%	301.8	33.9%
LIFO Adjustment	1.0		(1.0)		(0.4)
Consolidated Gross Margin	$ 288.0	33.3%	$ 306.8	34.3%	$ 301.4	33.9%

Depreciation & Amortization	26.5	3.1%	28.2	3.2%	33.1	3.7%
SG&A Expense (1)	216.1	25.0%	236.2	26.4%	225.3	25.3%

Operating Income (Loss)
Document Management	$ 13.3	2.8%	$ 14.6	3.0%	$ 30.9	6.2%
Label Solutions	3.6	3.2%	5.8	4.5%	4.8	3.8%
POD Services	24.2	9.8%	17.2	6.8%	3.1	1.3%
Document Systems	3.6	16.8%	4.2	19.9%	2.5	12.0%
PathForward	(0.7)	-10.4%	(1.0)	-40.0%	(0.1)	-3.8%
Total Segments	$ 44.0	5.1%	$ 40.8	4.6%	$ 41.2	4.6%
LIFO and Other Unallocated	1.4		1.6		1.8
Adjusted Operating Income	45.4	5.2%	42.4	4.7%	43.0	4.8%

Restructuring	(8.0)		(2.7)		(1.0)
Asset Impairments	0.4		(2.7)		(0.3)
Pension Loss Amortization	(26.1)		(25.6)		(19.0)
Pension Settlements	(20.9)		(1.6)		-
Operating Income (Loss)	(9.2)		9.8		22.7
Interest and Other Expense	(3.6)		(2.1)		(2.0)
(Loss) Income Before Taxes	(12.8)		7.7		20.7

Income Tax (Benefit) Expense	5.2		(4.5)		(10.4)
% Rate	-40.6%		58.2%		50.1%
(Loss) Income from Continuing
Operations	$ (7.6)		$ 3.2		$ 10.3

  (1) SG&A expense above excludes pension loss amortization and pension settlement charges.

Segments

The actual cost of sales and depreciation are recorded for each segment and a selling, general and administrative expense (SG&A) allocation is made based on an evaluation of each segment’s utilization of our selling, support, and engineering resources.

In 2007, the Company analyzed its internal reporting structure.  As part of this process, we evaluated the impact on segment reporting, and in the fourth quarter, made changes to our reportable segments.  A summary of the changes is as follows:

•

The Document and Labels Solutions segment was separated into two reportable segments – Document Management and Label Solutions.

•

The Commercial Print and International business units, which were previously reported in the “Other” reportable segment, are now included in the Document Management segment.

•

Freight revenue billed to customers and freight costs paid to vendors previously were accounted for as a separate business unit and reported with the Document and Labels Solutions reportable segment.  Freight revenue and freight costs are now associated with their respective products and reported with the applicable reportable segment.

•

Certain outsourced products were moved from the POD Services segment to business units in the Document Management segment.  Print management services were moved from Commercial Print to PathForward.

•

The Digital Solutions segment was sold in 2007.

A complete description of our reportable segments is included in Item 1, “Business.”  Segment information for 2006 and 2005 has been revised from previously reported amounts to reflect the current presentation.

Document Management

	2007		2006		2005
	$	% Rev	$	% Rev	$	% Rev

Revenue	$ 480.2		$ 487.9		$ 499.1
% Change	-1.6%		-2.2%

Gross Margin	$ 141.5	29.5%	$ 156.5	32.1%	$ 168.5	33.8%

Operating Income	$ 13.3	2.8%	$ 14.6	3.0%	$ 30.9	6.2%

Our Document Management segment operates in a market generally characterized by excess capacity and price competition.  Despite these conditions, pricing overall was up slightly in both years in response to higher paper costs.  Despite the slightly higher selling prices, Document Management revenue was down 2.2% in 2006 and 1.6% in 2007, reflecting unit shipment decreases of approximately 4.0% and 3.0% in those same years.

The gross margin percentage declined steadily over the three year period from 33.8% in 2005 to 32.1% in 2006 to 29.5% in 2007.  This pattern reflects the combination of lower unit sales, competitive pricing, and temporarily higher costs related to the plant consolidation.  Costs improved significantly in the second half of 2007 as the benefit of the cost reduction program began to be realized.  The gross margin for the second half of 2007 was 30.0% versus 29.4% for the first half.

Despite the $15.0 million decrease in 2007 gross margin, operating profit was down only $1.3 million as a result of lower SG&A expenses to allocate to the segments and lower depreciation.

Label Solutions

	2007		2006		2005
	$	% Rev	$	% Rev	$	% Rev

Revenue	$ 111.2		$ 129.3		$ 127.3
% Change	-14.0%		1.6%

Gross Margin	$ 36.5	32.8%	$ 42.0	32.5%	$ 40.8	32.1%

Operating Income	$ 3.6	3.2%	$ 5.8	4.5%	$ 4.8	3.8%

The label industry also competes on price, but the Company attempts to differentiate itself by offering highly value-added solutions.  Gross margins tend to be higher than for traditional printed products.

Label Solutions revenue increased modestly in 2006, but declined $18.1 million or 14.0% in 2007.  The drop in 2007 revenue was primarily attributed to an $18.7 million revenue decrease at a single pharmacy account that changed the manner in which it labeled its prescription bottles.  Pricing in this segment was modestly higher in both 2006 and 2007 as a result of the Company’s effort to recover higher material costs.  Excluding the single pharmacy account decrease in 2007, unit sales were nearly identical in each of the three years.

The gross margin increased $1.2 million in 2006 on higher revenue, but declined $5.5 million in 2007 primarily as a result of the large pharmacy account loss and start-up costs at our Mexico label plant.  The gross margin percentage has improved modestly in each year – to 32.1% in 2005, to 32.5% in 2006, and to 32.8% in 2007.  These gross margin percentages were helped by the 2006 closing of our Terre Haute label plant and consolidation of its production capacity into other facilities.

The operating profit improvement of $1.0 million in 2006 reflects the increase in that year’s gross margin.  The $2.2 million decrease in the 2007 operating income reflects the $5.5 million drop in gross margin, offset by the reduced level of SG&A expense allocation.

POD Services

	2007		2006		2005
	$	% Rev	$	% Rev	$	% Rev

Revenue	$ 245.9		$ 253.5		$ 240.2
% Change	-3.0%		5.5%

Gross Margin	$ 97.5	39.7%	$ 98.8	39.0%	$ 83.2	34.6%

Operating Income	$ 24.2	9.8%	$ 17.2	6.8%	$ 3.1	1.3%

Our POD Services segment provides short-run offset and digitally printed products plus a variety of related services.  Short-run offset products declined 13.1% in 2006 and 11.0% in 2007, reflecting decreasing demand and a preference for digital print.  Offset products represented about 30% of this segment in 2007.

Digital print increased 19.0% in 2006 and was up 3.0% in 2007.  The Company rolled out a large state-wide secure prescription pad program in 2006 and continued to supply the pads in 2007, although at a lower maintenance level.  Excluding revenue from prescription pads in both years, digital print revenue increased 5.2% and 10.1% in 2006 and 2007.

Overall, revenue was up 5.5% in 2006 and down 3.0% in 2007.  Average selling prices were modestly higher in both years, reflecting the pass-through of higher paper costs.

Service revenue has grown by 40% over the last two years, reflecting the Company’s push in recent years to earn a return on the many services offered by this segment.  Services represented about 16% of total revenue in 2007.

The gross margin increased $15.6 million in 2006 as a result of increased revenue and cost improvements.  Gross margin declined $1.3 million in 2007, reflecting the decrease in revenue offset in major part by cost improvements.  The gross margin percentage increased in each year – from 34.6% in 2005, to 39.0% in 2006, to 39.7% in 2007.  Productivity improvements, cost saving initiatives, and the growth in service revenue all played a role in this improvement.

The $14.1 million increase in 2006 operating income is closely correlated to the $15.6 million rise in the gross margin.  In 2007, the operating profit increased $7.0 million despite the lower gross margin, reflecting the reduced level of SG&A expense allocation.

Document Systems

	2007		2006		2005
	$	% Rev	$	% Rev	$	% Rev

Revenue	$ 21.4		$ 21.1		$ 20.9
% Change	1.4%		1.0%

Gross Margin	$ 10.2	47.7%	$ 10.3	48.8%	$ 8.6	41.1%

Operating Income	$ 3.6	16.8%	$ 4.2	19.9%	$ 2.5	12.0%

Document Systems sells application software and services that facilitate the secure, on-demand printing of business documents.  Document Systems also generates revenue from the sale of related hardware equipment such as printers.  Total revenue increased modestly in each of the last two years – up 1.0% in 2006 to $21.1 million, and up 1.4% in 2007 to $21.4 million.  This segment’s strategy has been to focus primarily on application software and services; these revenue components accounted for approximately half of 2007 revenue, compared to one-fourth in 2005.

The gross margin in 2007 was $10.2 million, little changed from the $10.3 million result in 2006.  The gross margin percentages were 47.7% in 2007 compared to 48.8% in the prior year.  The 2005 gross margin was $8.6 million or 41.1% of revenue.

PathForward

	2007		2006		2005
	$	% Rev	$	% Rev	$	% Rev

Revenue	$ 6.7		$ 2.5		$ 2.6
% Change	168.0%		-3.8%

Gross Margin	$ 1.3	19.4%	$ 0.2	8.0%	$ 0.7	26.9%

Operating Loss	$ (0.7)	-10.4%	$ (1.0)	-40.0%	$ (0.1)	-3.8%

PathForward provides consulting and commercial print management services.  This segment also markets software that enables a company to manage the cost and utilization of its fleet of desktop printers, copiers, and fax machines.

Revenue was $2.6 and $2.5 million in 2005 and 2006, but increased significantly in 2007 to $6.7 million.  This increase was the result of growth in commercial print outsourcing and the initial installation of the fleet management software acquired earlier in the year.

This segment has reported operating losses in each year.  The gross margin improved in 2007 to 19.4%, but start-up costs related to the fleet management software were also high, producing the loss of $0.7 million.

Selling, General and Administrative Expense (SG&A)

As shown in the table below, excluding pension amortization and settlements, SG&A expense decreased by $20.1 million in 2007, following an increase of $10.9 million in 2006.

	2007	2006	2005
Total selling, general and administrative expense	$ 263.1	$ 263.4	$ 244.3
Amortization of pension net acturial losses	26.1	25.6	19.0
Pension settlements	20.9	1.6	-
Selling, general and administrative expense, excluding the above	$ 216.1	$ 236.2	$ 225.3

The decrease in 2007 reflects lower compensation as a result of the restructuring, lower healthcare costs, and lower share-based compensation expense.  Because performance goals were not met, in 2007 we reversed approximately $1.6 million of expense recorded in 2006 and 2005 related to performance-based restricted stock.  In addition, approximately $1.9 million of non-recurring items, primarily related to sales tax refunds, reduced SG&A expense.

The primary contributors to the 2006 increase were sales compensation, fringe costs, and increased information technology spending, offset by a $2.5 million reversal of expense related to a favorable audit settlement for unclaimed funds.

Depreciation and Amortization

Depreciation and amortization continued to trend lower in 2007 - $26.5 million compared with $28.2 million and $33.1 million in the two preceding years.  The decrease reflects the lower level of capital spending in recent years as the Company has adopted an asset-lighter strategy.  Annual capital spending has been in the $20-$23 million range over the last several years, compared with much higher amounts prior to 2001.  In addition, plant consolidations undertaken in recent years have had the effect of reducing excess capacity and equipment depreciation.  Capital expenditures in 2008 are estimated in the $20-25 million range.

Restructuring and Asset Impairment

Pre-tax components of restructuring charges consist of the following:

	2007	2006	2005
2007 restructuring actions	$ 8.0	$ -	$ -
2006 restructuring actions	-	2.1	-
2005-2001 restructuring actions	-	0.6	1.0
Total restructuring charges	$ 8.0	$ 2.7	$ 1.0

2007 Restructuring

In 2007, we initiated restructuring actions as part of an overall plan to reduce our annual operating costs.  We ceased production and closed our facility in Middlebury, Vermont.  Equipment and production was transferred to three other existing plants.  We recorded $5.1 million of restructuring costs in the Document Management segment related to the closing of the Middlebury plant;  $1.8 million for employer related costs and $3.3 million of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.

We also eliminated approximately 250 positions, primarily in management and overhead, representing $22.0 million annually in compensation and related costs.    Total restructuring costs were $2.9 million for severance and employer related costs.

Pre-tax components of 2007 restructuring charges consist of the following:

	Total Costs	Cumulative-
	Expected	To-Date
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 4.7	$ 4.7
Associated costs	3.3	3.3
Total	$ 8.0	$ 8.0
BY SEGMENT:
Document Management	$ 6.3	$ 6.3
Label Solutions	0.1	0.1
POD Services	0.4	0.4
Other	1.2	1.2
Total	$ 8.0	$ 8.0

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 4.4	$ (4.0)	$ 0.4
Total	$ 4.4	$ (4.0)	$ 0.4

2006 Restructuring

Within the Label Solutions segment, we closed our Terre Haute, Indiana label production plant.  The plant’s production capacity was transferred to three other existing plants to improve overall efficiency and lower operating costs.  Total costs incurred included $0.7 million for severance and employer related costs and $1.4 million for other directly associated costs, primarily equipment removal and relocation.

2005 - 2001 Restructuring

In 2005, we closed one printing center within the POD Services segment, moving production to other facilities and outsourcing envelope production.   We also closed a warehouse in the Document Management segment.  Total costs incurred were primarily severance and employer related costs.

The remaining restructuring expense in 2006 and 2005 was primarily related to vacated facilities from prior restructurings that we were unable to sublease.  The expense in 2005 was offset by a reversal of $0.8 million for lower than expected severance and healthcare benefits for certain associates,  primarily due to the reversal of an accrual established for severance related to its outsourcing of information technology operations in 2004.  We had agreed to pay severance to associates whose positions were subsequently eliminated, and the number of positions eliminated was less than expected.

Asset Impairments

During 2005, we recorded $0.3 million of asset impairments, primarily for software that was replaced during the year.

In conjunction with the closing of the Terre Haute plant, in 2006 we recorded $1.5 million of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed.   At December 31, 2006, the Terre Haute building was classified as held for sale and subsequently sold in January 2007 at a small gain.

At the end of 2006, we concluded that it was more likely than not that a Document Management plant would be closed which caused us to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge of $1.2 million to adjust the carrying values of building and equipment assets to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  Other equipment was determined to have no fair value and was disposed.

In 2007, we closed Document Management’s Middlebury plant.  The market was stronger than expected, and we received several offers in 2007 for the purchase of the building that were higher than originally anticipated.   As a result, in 2007, we reversed the $0.4 million impairment charge recorded in 2006 associated with the building.   In July 2007, the Middlebury facility was sold at a gain of approximately $0.9 million.  We also reversed $0.3 million of the impairment charge recorded in 2006 related to the sale and disposal of equipment.  We transferred more equipment to other existing plants than originally expected.   An additional $0.3 million of impairment charges were recorded for other equipment, primarily in the Document Management segment.

Interest Expense

Interest expense increased to $3.8 million in 2007, compared with $2.3 million and $2.5 million in 2006 and 2005.  The increase was primarily the result of higher debt balances carried during 2007.

Income Taxes

The effective tax rates were 40.6%, 58.2%, and 50.1%, for 2007, 2006, and 2005.  The table below details the major items that impacted the rates in each of the years.

	2007	%	2006	%	2005	%
Pre-tax (Loss) Income on Continuing Operations	$ (12.8)		$ 7.7		$ 20.7
Income Tax (Benefit) Expense	(5.2)	-40.6%	4.5	58.2%	10.4	50.1%
Major Reconciling Items
State rate changes	-		0.1	1.2%	2.3	11.1%
Charitable contributions expiration	-		0.5	6.5%	-
Capital loss valuation allowance	-		0.4	5.2%	-
Equity compensation	-		0.3	3.9%	-
Income Tax (Benefit) Expense, adjusted
for reconciling items	(5.2)	-40.6%	3.2	41.6%	8.1	39.1%

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

In June 2005, the State of Ohio enacted new tax legislation that had the effect of eliminating $2.3 million of the Company’s tax loss carry-forwards carried in deferred tax.  The effect of this change in tax rates on future periods was not material.

Services

Revenue generated by services across all segments was $73.6 million or 8.5% of total revenue, compared with 8.1% and 7.0% of revenue in the previous two years.  Services comprise a meaningful and generally increasing share of the revenue mix in our POD Services, Document Systems, and PathForward segments, as indicated in the table below.

	2007	% Rev	2006	% Rev	2005	% Rev
Service Revenue
Document Management	$ 22.9	4.8%	$ 28.1	5.8%	$ 27.6	5.5%
Label Solutions	-		-		-
POD Services	38.6	15.7%	36.0	14.2%	27.7	11.5%
Document Systems	6.9	32.2%	6.4	30.3%	4.7	22.5%
PathForward	5.2	77.6%	2.3	92.0%	2.2	84.6%
Total	$ 73.6	8.5%	$ 72.8	8.1%	$ 62.2	7.0%

2nd Half 2007

Our financial results for the second half of 2007 were significantly stronger than those in the first half as indicated in the table below.

	1st Half 2007		2nd Half 2007		Change
	$	% Rev	$	% Rev	$	%
Revenue	$ 438.6		$ 426.8		$ (11.8)
Gross Margin	143.0	32.6%	145.0	34.0%	2.0	1.4%
SG&A Expenses (1)	117.1	26.7%	99.0	23.2%	(18.1)	-3.5%
Depreciation	13.2	3.0%	13.3	3.1%	0.1	0.1%
Adjusted Operating Income (2)	12.7	2.9%	32.7	7.7%	20.0	4.8%

(1)

Excludes pension loss amortization and pension settlements totaling $17.3 million in the 1st half of 2007 and $29.7 million in the 2nd half of 2007.

(2)

Excludes restructuring, impairment, pension loss amortization, and pension settlements totaling $20.7 million in the 1st half of 2007 and $33.9 million in the 2nd half of 2007.

2008 Outlook

Our revenue expectation is for a modest decrease in our Document Management segment, reflecting lower demand in some products, offset by growth in our other segments.  Overall, our total revenue for 2008 is not expected to change significantly from 2007.

We will carry our lower second half 2007 cost structure into 2008 and we will continue to pursue additional productivity gains and cost reductions during the year.  A portion of the savings will be reinvested during 2008 in pursuit of our long-term strategic plan.

We expect a modest double-digit increase in Adjusted Operating Income, reflecting the lower cost structure and an improving product mix.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows and capital structure, which include both continuing and discontinued operations, plus a summary of our significant contractual obligations.

This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  In particular, we will segregate and highlight cash flows related to restructuring and contributions to our qualified pension plan, both of which are carefully monitored by management and have a significant and variable impact on cash flow.  In addition, because our outstanding debt is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million, we measure cash flow performance prior to debt borrowing or repayment. In effect, we evaluate cash flow as the change in net debt (total debt less cash and cash equivalents).

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2007	2006	2005
Net income plus non-cash items	$ 72.4	$ 72.5	$ 79.1
Working capital	(4.8)	(16.7)	5.3
Restructuring payments	(7.6)	(3.4)	(5.2)
Contributions to qualified pension plan	(20.0)	(25.0)	(15.0)
Deferred compensation payments and other	(6.9)	(7.5)	(6.7)
Net cash provided by operating activities	33.1	19.9	57.5
Acquisitions	(0.7)	-	-
Capital expenditures	(21.6)	(22.9)	(20.2)
Proceeds from sale of plant, equipment, and discontinued operations	5.0	9.7	3.0
Proceeds from sale of equity investment	-	-	1.1
Net cash used for investing activities	(17.3)	(13.2)	(16.1)
Debt borrowings (payments)	10.6	6.4	(46.6)
Dividends paid	(26.5)	(26.6)	(26.4)
Other	0.3	0.4	1.2
Net cash used for financing activities	(15.6)	(19.8)	(71.8)
Net change in cash	$ 0.2	$ (13.1)	$ (30.4)
Memo:
Add back debt (borrowed) paid	(10.6)	(6.4)	46.6
Cash flow before change in debt	$ (10.4)	$ (19.5)	$ 16.2

Cash Flows

Net debt increased during 2007 from $40.9 million at the outset of the year to an ending balance of $51.3 million, reflecting a net cash outflow of $10.4 million.  This compares to a cash outflow of $19.5 million in 2006 and a cash inflow of $16.2 million in 2005.

Restructuring payments increased slightly in 2007 versus prior years due to the restructuring actions taken in 2007 as part of our cost reduction initiatives.

Contributions to the Company’s qualified pension plan were $20 million in 2007 and $25 million in 2006, up significantly from the $15 million in 2005.  We expect to make contributions of $20 million per year for the next several years in order to move the plan toward fully funded status.  Our estimated required mandatory pension-funding requirement for 2008 is approximately $20 million.

Deferred compensation balances paid to associates and payments of supplementary pension benefits were significantly higher in 2007; however, they were offset in part by $4.1 million in cash received from the deferred compensation trust.

Capital spending has been in the $20-$23 million range over the last several years, and we expect to spend between $20-25 million for capital expenditures in 2008.   Proceeds from the sales of our Terre Haute and Middlebury facilities contributed to the $2.5 million of cash provided from the sale of assets.  The previously discussed sale of our Digital Solutions business provided $2.5 million of cash in 2007, and the sale of InSystems provided $9.1 million of cash in 2006.

Dividend payments were consistent in each year.

Capital Structure

Our capital structure appears in the table below:

CAPITAL STRUCTURE	2007	2006	2005
Total Debt	$ 52.0	$ 41.4	$ 35.0
Less Cash and Short-term Investments	(0.7)	(0.5)	(13.6)
Net Debt	51.3	40.9	21.4
Equity	110.0	116.7	171.9
Total	$ 161.3	$ 157.6	$ 193.3
Net Debt:Total Capital	31.8%	26.0%	11.1%

The $10.4 million cash outflow described earlier for 2007 is reflected in the increase in net debt shown in the table above.

The Company currently has a $100 million senior secured revolving credit agreement (Credit Facility) with seven banks that permits borrowing and repayment as needed throughout the year.  The Credit Facility, which expires in May 2010, is secured by accounts receivable, inventories, and certain other assets.  There is a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.  At year-end, outstanding borrowings under the Credit Facility were $52.0 million and unborrowed credit was $42.0 million, net of letters of credit.

Interest on the Revolver is at the London Interbank Offered Rate (LIBOR) plus an applicable spread based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 6.83% at December 30, 2007.  At the end of February 2008, the weighted average interest rate, including the spread, had dropped to 4.89%.  In addition, the Company pays a fee on the unused portion of the credit facility; currently the fee is 37.5 basis points.

We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 30, 2007.  Some of the amounts we included in this table are based on estimates and assumptions about our obligations, and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$ 52.0	$ -	$ 52.0	$ -	$ -
Long-term note payable (2)	2.8	0.5	2.3	-	-
Operating leases (3)	49.6	14.3	21.6	10.8	2.9
Purchase commitments (4)	9.1	8.4	0.7	-	-
Pension plans (5)	43.5	21.9	4.0	4.8	12.8
Postretirement benefit obligation (6)	20.3	2.1	4.4	4.3	9.5
Total	$ 177.3	$ 47.2	$ 85.0	$ 19.9	$ 25.2

1)

The debt payment information represents amounts outstanding under our revolving line of credit.  No amounts for interest on amounts due are included.

2)

The long-term note payable due is related to the NPS acquisition completed in 2007.

3)

We are obligated under operating leases for real estate, sales offices, transportation equipment, and computer and other equipment.  In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

4)

We have no purchase agreements with suppliers extending beyond normal quantity requirements.  We have the following commitments at December 30, 2007:

•

Purchase commitments for capital improvements aggregating $2.0 million

•

Purchase commitments with copy equipment suppliers to spend a total of $0.3 million in 2008

•

Purchase commitments for telecommunications services from suppliers that provide for minimum annual commitments of $1.0 million in 2008

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $1.6 million.

We outsource certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At December 30, 2007, the early termination penalties total approximately $4.2 million.  The remaining terms of the agreements range from one to four years.  As these remaining terms diminish, the amount of the termination penalties decline.

5)

The pension plan obligations included in the table above represent benefit payments for 2008 to 2017 under the nonqualified defined benefit plans that are unfunded.  The amounts also include 2008 estimated required pension funding requirements for our qualified plan.  We expect to have required pension funding requirements in 2009 and 2010 that are not included because we do not know the amounts at this time.

6)

The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2008 to 2017.

We have not included our FIN 48 liability of $1.1 million for unrecognized tax benefits in the contractual obligation table because we cannot estimate the period of future cash payment, if any, for this liability.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our Credit Facility.  At December 30, 2007, we had $52 million borrowed against the Credit Facility.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 6.83% at December 30, 2007.  A hypothetical 100 basis point movement in the prevailing interest rates on the $52 million of borrowings under the Credit Facility would result in a $0.5 million annualized effect on our interest expense.

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful in adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $14.9 million.

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

The Audit Committee of the Company’s Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management, and the internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters.  The Audit Committee reviews the scope and results of the audit effort with the independent auditors.  The Audit Committee also meets periodically with the independent auditors and internal auditors without management present to ensure that the independent auditors and internal auditors have free access to the Audit Committee.  The Audit Committee’s Report can be found in the Company’s 2008 proxy statement.

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2007.

The Company’s independent auditors, Battelle & Battelle LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors.  Battelle & Battelle have audited and reported on the Consolidated Financial Statements of The Standard Register Company and the effectiveness of the Company’s internal control over financial reporting.  The reports of the independent auditors are contained in this Form 10-K.

/s/ DENNIS L. REDIKER

/s/ CRAIG J. BROWN

Dennis L. Rediker

Craig J. Brown

President and Chief Executive Officer

Senior Vice President, Treasurer and

Chief Financial Officer

March 10, 2008

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited The Standard Register Company and subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Standard Register Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 30, 2007 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for the year ended December 30, 2007 of The Standard Register Company and subsidiaries and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 10, 2008

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, and effective January 2, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment (Revised 2004)”. Effective for the fiscal year ended December 31, 2006, the Company also adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 10, 2008

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 30,	December 31,
A S S E T S	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$ 697	$ 488
Accounts and notes receivable, net	130,212	135,839
Inventories	45,351	49,189
Deferred income taxes	13,387	18,635
Prepaid expense	9,136	13,077
Assets of discontinued operations	-	795
Total current assets	198,783	218,023

PLANT AND EQUIPMENT
Land	2,336	2,354
Buildings and improvements	63,640	65,408
Machinery and equipment	198,664	210,617
Office equipment	158,984	154,722
Construction in progress	6,013	10,297
Total	429,637	443,398
Less accumulated depreciation	318,662	325,383
Plant and equipment, net	110,975	118,015
Net assets held for sale	-	1,191
Total plant and equipment, net	110,975	119,206

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,304	1,550
Software development costs, net	3,317	-
Deferred tax asset	80,852	87,709
Other	17,758	20,033
Total other assets	109,788	115,849

Total assets	$ 419,546	$ 453,078

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 30,	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES
Current portion of long-term debt	$ 21	$ 358
Accounts payable	32,147	36,254
Accrued compensation	23,312	28,050
Deferred revenue	2,404	1,725
Other current liabilities	29,479	34,109
Liabilities of discontinued operations	-	72
Total current liabilities	87,363	100,568

LONG-TERM LIABILITIES
Long-term debt	51,988	41,021
Pension benefit obligation	133,647	156,469
Retiree healthcare obligation	19,496	20,398
Deferred compensation	12,010	17,190
Other long-term liabilities	5,083	782
Total long-term liabilities	222,224	235,860

COMMITMENTS AND CONTINGENCIES - See Note 17

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2007 - 25,979,167 2006 - 25,845,304	25,979	25,846
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,318	60,321
Accumulated other comprehensive losses	(112,804)	(141,302)
Retained earnings	181,776	216,761
Treasury stock at cost:
1,976,990 and 1,949,200 shares	(50,035)	(49,701)
Total shareholders' equity	109,959	116,650

Total liabilities and shareholders' equity	$ 419,546	$ 453,078

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
REVENUE
Products	$ 791,784	$ 821,460	$ 827,918
Services	73,648	72,831	62,151
Total revenue	865,432	894,291	890,069
COST OF SALES
Products	531,904	548,025	550,866
Services	45,492	39,504	37,764
Total cost of sales	577,396	587,529	588,630
GROSS MARGIN	288,036	306,762	301,439
OPERATING EXPENSES
Selling, general and administrative	263,104	263,441	244,256
Depreciation and amortization	26,575	28,128	33,202
Asset impairments	(439)	2,738	303
Restructuring charges	7,996	2,671	998
Total operating expenses	297,236	296,978	278,759
(LOSS) INCOME FROM CONTINUING OPERATIONS	(9,200)	9,784	22,680
OTHER INCOME (EXPENSE)
Interest expense	(3,763)	(2,285)	(2,465)
Investment and other income	208	228	499
Total other expense	(3,555)	(2,057)	(1,966)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(12,755)	7,727	20,714
INCOME TAX (BENEFIT) EXPENSE	(5,176)	4,500	10,378
NET (LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(7,579)	3,227	10,336
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of $(495), $(2,049), and $(2,325)
income tax benefit	(752)	(4,922)	(9,487)
Gain (loss) on sale of discontinued operations, net of $355, $(2,357),
and $356 income tax (benefit) expense	1,026	(10,044)	550
NET (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	(7,305)	(11,739)	1,399
Cumulative effect of a change in accounting principle, net of taxes	-	78	-
NET (LOSS) INCOME	$ (7,305)	$ (11,661)	$ 1,399
BASIC AND DILUTED (LOSS) INCOME PER SHARE
(Loss) income from continuing operations	$ (0.26)	$ 0.11	$ 0.36
Loss from discontinued operations	(0.03)	(0.17)	(0.33)
Gain (loss) on sale of discontinued operations	0.04	(0.35)	0.02
Net (loss) income per share	$ (0.25)	$ (0.41)	$ 0.05
NET (LOSS) INCOME	$ (7,305)	$ (11,661)	$ 1,399
Net actuarial gains, net of ($7,084) deferred income tax benefit	10,754	-	-
Actuarial loss reclassification, net of ($12,999) deferred income tax benefit	19,736	-	-
Prior service credit reclassification, net of $1,313 deferred income tax expense	(1,992)	-	-
Minimum pension liability adjustment, net of $3,760
and $7,044 deferred income tax expense	-	(5,714)	(10,933)
Deferred cost on forward contract, net of $(7) and $(15)
deferred income tax benefit	-	16	24
Cumulative translation adjustment	-	(2,246)	45
COMPREHENSIVE INCOME (LOSS)	$ 21,193	$ (19,605)	$ (9,465)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (7,305)	$ (11,661)	$ 1,399
Cumulative effect of a change in accounting principle	-	(78)	-
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	26,774	31,028	39,217
Asset impairments	(439)	2,738	303
Restructuring charges	7,996	1,558	2,266
(Gain) loss on sale of discontinued operations	(1,330)	12,402	(905)
Pension and postretirement benefit expense	52,990	32,195	24,176
Share-based compensation	(591)	2,515	2,090
Deferred tax (benefit) expense	(6,755)	80	8,064
Other	1,099	1,750	2,472
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	5,746	(14,612)	5,224
Inventories	3,748	(2,209)	4,763
Restructuring spending	(7,592)	(3,387)	(5,211)
Accounts payable and accrued expenses	(14,255)	127	(4,683)
Pension and postretirement obligations	(29,763)	(31,071)	(20,015)
Deferred compensation payments	(6,868)	(1,336)	(2,481)
Other assets and liabilities	9,662	(92)	814
Net cash provided by operating activities	33,117	19,947	57,493
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	(750)	-	-
Additions to plant and equipment	(21,575)	(22,906)	(20,224)
Proceeds from sale of plant and equipment	2,502	575	2,991
Proceeds from sale of discontinued operations	2,500	9,148	-
Proceeds from sale of equity investment	-	-	1,096
Net cash used in investing activities	(17,323)	(13,183)	(16,137)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	10,988	7,000	(46,000)
Principal payments on capital lease	(358)	(611)	(551)
Proceeds from issuance of common stock	564	718	1,919
Dividends paid	(26,484)	(26,607)	(26,428)
Purchase of treasury stock	(334)	(350)	-
Debt issuance costs	-	-	(769)
Net cash used in financing activities	(15,624)	(19,850)	(71,829)
Effect of exchange rate changes on cash	39	(35)	(6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	209	(13,121)	(30,479)
Cash and cash equivalents at beginning of year	488	13,609	44,088
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 697	$ 488	$ 13,609
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 3,665	$ 2,243	$ 2,764
Income taxes (refunded) paid	(45)	(540)	588

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note payable recorded in connection with acquisition	$ 2,750	$ -	$ -
Note receivable recorded in connection with sale of plant and equipment	1,084	-	-
Capital lease obligation	-	-	125

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
COMMON STOCK
Beginning balance	$ 25,846	$ 26,033	$ 25,693
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	(393)	-
Dividend reinvestment plan	28	27	26
Restricted stock award, net	-	-	191
Issuance of vested shares	86	150	-
Stock option exercises	19	29	123
Ending balance	$ 25,979	$ 25,846	$ 26,033
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 60,321	$ 60,223	$ 56,100
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	(2,800)	-
Stock option compensation expense	536	373	-
Compensation expense for nonvested shares	(881)	2,013	-
Dividend reinvestment plan	300	325	352
Restricted stock award, net	-	-	2,370
Stock option exercises	217	337	1,418
Other	(89)	-	(17)
Issuance of vested shares	(86)	(150)	-
Ending balance	$ 60,318	$ 60,321	$ 60,223
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (141,302)	$ (121,561)	$ (110,697)
Fair value of forward contract	-	16	24
Cumulative translation adjustment	-	(2,246)	45
Minimum pension liability	-	(5,714)	(10,933)
Change in net actuarial losses	30,490	-	-
Change in net prior service credit	(1,992)	-	-
Adoption of SFAS 158
Minimum pension liability	-	129,505	-
Net actuarial loss	-	(157,317)	-
Net prior service credit	-	16,015	-
Ending balance	$ (112,804)	$ (141,302)	$ (121,561)
RETAINED EARNINGS
Beginning balance as reported	$ 218,278	$ 256,576	$ 281,670
Correction of pension obligation	(1,517)	(1,517)	(1,517)
Adoption of FIN 48	(1,144)	-	-
Beginning balance as restated	215,617	255,059	280,153
Net (loss) income	(7,305)	(11,661)	1,399
Dividends declared ($.92 per share)	(26,536)	(26,637)	(26,493)
Ending balance	$ 181,776	$ 216,761	$ 255,059
TREASURY STOCK AT COST
Beginning balance	$ (49,701)	$ (49,351)	$ (49,351)
Treasury stock acquired	(334)	(350)	-
Ending balance	$ (50,035)	$ (49,701)	$ (49,351)
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ -	$ (3,193)	$ (2,735)
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	3,193	-
Issuance of restricted stock, net	-	-	(2,548)
Amortization of unearned compensation	-	-	2,090
Ending balance	$ -	$ -	$ (3,193)
Total shareholders' equity	$ 109,959	$ 116,650	$ 171,935
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

Prior Period Adjustment

During the preparation of the 2007 financial statements, the Company discovered it had made an error in prior periods related to the accounting for pension obligations.  The Company determined that it inadvertently excluded a supplemental retirement agreement from its purchase accounting for the acquisition of UARCO Incorporated on December 31, 1997 (fiscal 1998).  This error resulted in the understatement of pension liabilities by $2,516, goodwill by $1,517, and deferred tax assets by $999 in 1998.   Since goodwill related to the UARCO acquisition was determined to be fully impaired in 2000, the impairment charge for 2000 was also understated.   None of these amounts are material to the respective years.  The impact of the error also understated net periodic pension cost in subsequent years by immaterial amounts.

For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections”.  The Company does not believe that any of its prior period financial statements were materially misstated as a result of not recording the pension liability described above.  The Company has restated the December 31, 2006 balance sheet and the Statement of Shareholders’ Equity for 2005 and 2006 to appropriately reflect the pension liability and deferred tax asset.

The effect of the restatement on periods prior to 2005 has been recorded as an adjustment of $1,517 to beginning retained earnings.  Since the increase in net periodic pension cost of $145 for 2005 and $135 for 2006 was not material, the additional expense, including the deferred tax impact, is included in the Consolidated Statement of Income for 2007.

Fiscal Year

The Company’s fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2007, 2006, and 2005 ended on December 30, 2007, December 31, 2006, and January 1, 2006, respectively, and each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on management’s judgment include, but are not limited to: pension and postretirement healthcare benefit plan assumptions; fair value measurements; deferred taxes; inventories; share-based compensation; and contingent liabilities.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

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

The Company has a series of actions that occur based upon the aging of past-due trade receivables, including letters, statements, and direct customer contact.  Accounts are deemed uncollectible based on past account experience and current account financial condition.

Notes receivable are stated at the principal amount with interest accrued where applicable.  An allowance for uncollectible notes receivable is recorded based upon management’s determination of probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

Bad debt expense was $419, $529, and $379 in 2007, 2006, and 2005.

Inventories

Inventories are valued at the lower of cost or market.  A significant portion of inventory costs is determined by the last-in, first-out (LIFO) method.  The use of the LIFO method results in a better matching of current costs with current revenues.  Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased.  As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.   The Company subcontracts, stores, and later distributes finished products to fulfill certain customer orders.  Such subcontracted inventories are recorded at cost on a first-in, first-out (FIFO) basis.

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

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $26,263, $27,926, and $33,067 in 2007, 2006, and 2005.  Estimated useful lives range from 5-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

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

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on the straight-line method over five years, which is the estimated product life of the related software.  Amortization expense, included in depreciation and amortization, was $175 for 2007.  The carrying value of software development costs is regularly reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years.

Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $20,254 at December 30, 2007 and $18,113 at December 31, 2006.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security and desktop applications.

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

•

Whether objective and reliable evidence exists for the fair value of the undelivered item; and

•

If the arrangement includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered item is considered probable and is substantially in the Company’s control.

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

Software - The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition,” and Statement of Position No. 98-9 (SOP 98-9), “Modification of SOP 97-2 with Respect to Certain Transactions.”   The Company generates revenue from licensing the rights to software products to end-users.  These licenses are sold as perpetual licenses.  Product revenue from software license agreements is recognized upon receipt of a signed license agreement, or an amendment under an existing license agreement, and delivery of the software; there is no significant modification or customization of the software required and no significant remaining obligations; the fee is fixed and determinable; and collection of the receivable is probable.

The Company also licenses its software in combination with professional services and ongoing maintenance and post-contract customer support (PCS) which includes telephone assistance, software problem corrections, and the right to unspecified upgrades on a when-and-if-available basis.  Under these multiple deliverable arrangements, revenue is allocated to the separate elements based on objective and reliable evidence, specific to the Company, of the fair value of each element in the arrangement.  Fair value for the software license is based upon the price charged to customers when the software is sold on a standalone basis and is recognized as product revenue when revenue recognition criteria are met.   Fair value for ongoing PCS is based upon established renewal rates and the related service revenue is deferred and subsequently recognized ratably over the term of the support agreement.  Fair value for professional services associated with licensing the software, such as training, software installation, building simple interfaces, and consulting services such as implementation support, forms design and system configuration, is based upon rates charged to customers when these services are sold in separate transactions.  Revenue for these professional services is recognized either on the completed contract method or when specific milestones are reached.

Product Revenue with Distribution Services - For multiple deliverable arrangements that do not involve licensing, selling, leasing, or otherwise marketing of software, the Company applies the guidance under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”

For customers who want a just-in-time delivery service of long-run, custom-printed documents, the Company provides distribution services that deliver the product at specified times, locations, and quantities requested by the customer.  The distribution services incorporate warehousing storage and custom delivery options.  In addition to the product revenue, the Company receives a distribution service fee for the services it provides. Under these contractual arrangements, at the customer’s request the Company prints and stores custom forms for the customer’s specified future delivery.   Such products are stored in the Company’s warehouses and are not used to fill other customers’ orders.   For these products, manufacturing is complete, the finished product is not included in the Company’s inventory, and title and risk of loss have transferred to the customer.  In these transactions, the customer is invoiced under normal billing and credit terms and revenue is recognized when the product is placed in the warehouse for storage.

If requested by the customer, the distribution service fee is invoiced separately and recognized as distribution service revenue.  However, in many arrangements, the fee is combined, or bundled, into the price of the product.  The Company previously accounted for these bundled transactions as one unit of accounting, and revenue from both the sale of the product and distribution services were combined and recognized as product revenue when the product was placed in storage.

In 2007, the Company revised its revenue recognition policy for these bundled transactions having concluded that the criteria under EITF 00-21 to separate the product and service elements were met.  Fair value for the distribution services is based on price lists and custom quoting templates used to establish a customer profile that determines the amount of distribution services revenue (stated as a % of the total consideration) that is allocated to all orders for a particular customer. Revenue from distribution services under these arrangements is now deferred and recognized proportionally when the product is shipped from the warehouse to the customer.  The effect of this change on prior periods was not material.

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

The change in revenue recognition policy also affects the classification of revenue between product revenue and service revenue.  As a result of this change, product revenue increased by and service revenue decreased by $2,986 and $3,651 for 2006 and 2005.

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

Sales Taxes

Under Emerging Issues Task Force (EITF) Issue No. 06-03, the Company is permitted to record taxes collected from customers and remitted to governmental authorities on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues).  The Company classifies sales taxes on a net basis in the Consolidated Statements of Income.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding and common equivalent shares from stock options and nonvested shares using the treasury method, except when anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated comprehensive income (loss), net of deferred taxes, include the following:

	2007	2006	2005
Minimum pension liability	$ -	$ -	$ (123,791)
Net actuarial losses	(126,827)	(157,317)	-
Net prior service credit	14,023	16,015	-
Fair value of forward contract	-	-	(16)
Foreign currency translation	-	-	2,246
Total	$ (112,804)	$ (141,302)	$ (121,561)

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,877, $4,185, and $3,951in 2007, 2006, and 2005.

Advertising

The Company expenses costs of advertising as incurred.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements only when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $1,144 and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements.”   Both standards are required to be adopted concurrently and are effective for the Company for business transactions for which the acquisition date is on or after December 29, 2008.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  The Company is currently assessing the effect of implementing these standards, which will be dependent upon the nature and extent of future business combination transactions entered into.

SFAS No. 141(R), among other things, requires companies to recognize, with certain exceptions, all of assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings; recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense, as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs; and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

SFAS No. 160 establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity.  Gains or losses are not recognized on sales; they are recorded as increases or decreases to paid-in-capital, unless there is a loss of control.

In March 2007, the FASB ratified EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense.  The amount recognized in additional paid-in capital will be available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007 and therefore is effective for the Company in fiscal year 2008.  The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to voluntarily choose, at specified election dates, to measure specified financial instruments and other items at fair value on a contract-by-contract basis.  Subsequent changes in fair value will be required to be reported in earnings each reporting period.  The objective of this election, called the “fair value option,” is to improve financial reporting by providing companies with the means to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently, without using the complex hedge-accounting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”    SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore is effective for the Company in fiscal year 2008.  The Company is currently assessing the effect of implementing this standard, which will be dependent upon the nature and extent of eligible items elected to be measured at fair value at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which applies under most current accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore is effective for the Company in fiscal year 2008.  In February 2008, the FASB delayed the effective date one year for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis (at least annually).  Examples of nonfinancial assets and liabilities to which the deferral would apply for the Company include (i) those acquired in a business combination and (ii) goodwill, indefinite-lived intangible assets, and long-lived assets measured at fair value for impairment testing.

The Company does not have any financial instruments that would require a cumulative-effect adjustment to beginning retained earnings upon adoption.  The Company is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows.

NOTE 2 –ACQUISITION AND DISCONTINUED OPERATIONS

Acquisition

On October 10, 2007, the Company purchased selected assets from Network Printing Solutions, Inc. (NPS), a software development company, for $750 in cash and $2,750 in the form of a note payable.  The note is payable, with interest, in payments of $500, $1,000, and $1,250 due in October 2008, 2009, and 2010, respectively.  In conjunction with the acquisition, the Company entered into a development agreement with NPS for support services such as software development and technical support for which the Company pays a monthly fixed fee.  If the development agreement is terminated by NPS without cause or by the Company upon default by NPS, any outstanding amounts of the note payable will no longer be payable.  If the development agreement is terminated by the Company without cause or by NPS due to a default by the Company, the payment of any outstanding amounts of the note payable will be accelerated and immediately payable.

The purchase price was allocated based on the estimated fair value of the assets acquired; $3,250 was assigned to capitalized software development costs and $250 was assigned to a non-compete agreement.  The software development costs are being amortized on a straight-line basis over five years.  The non-compete agreement, an intangible asset, is being amortized on a straight-line basis over the term of the agreement which is four years.

Discontinued Operations

On April 21, 2007, the Company sold selected assets of its digital writing business, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2,500 in cash and the assumption of certain liabilities.   The transaction resulted in a net gain of $801.

On June 5, 2006, the Company sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8,500 in cash, plus the return of certain cash deposits.   The transaction resulted in a net loss of $10,111 which included a charge of $1,974 for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.   In conjunction with the recording of the contractual obligation, the Company reversed to discontinued operations, a restructuring liability of $1,113 for lease termination costs from previous restructuring actions. Restructuring expense (credit) included in discontinued operations was ($1,113) for 2006 and $1,269 for 2005.  In 2007, the Company recorded adjustments that reduced the InSystems loss on sale by $208.

The Digital Solutions and InSystems businesses were sold because they no longer fit with the Company’s strategic direction.  The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue for Digital Solutions included in discontinued operations was $511, $613, and $671 for 2007, 2006, and 2005.  Revenue for InSystems included in discontinued operations was $4,897 and $11,175 for 2006 and 2005.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  No interest expense was allocated to discontinued operations.

In 2007, 2006, and 2005, the Company also made adjustments of $17, $67, and $550 to the related reserves from the sale of its Equipment Service business in 2004.

NOTE 3 – RESTRUCTURING, ASSET IMPAIRMENT, AND ASSETS HELD FOR SALE

Restructuring

All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.  At the end of 2007, all of the Company’s restructuring actions were completed.  Pre-tax components of restructuring charges consist of the following:

	2007	2006	2005
2007 Restructuring Actions
Severance and employer related costs	$ 4,669	$ -	$ -
Associated costs	3,327	-	-
Total 2007	7,996	-	-
2006 Restructuring Actions
Severance and employer related costs	-	731	-
Associated costs	-	1,417	-
Total 2006	-	2,148	-
2005-2001 Restructuring Actions
Severance and employer related costs	-	74	(342)
Contract exit and termination costs	-	434	1,337
Associated costs	-	15	3
Total 2005-2001	-	523	998
Total restructuring charges	$ 7,996	$ 2,671	$ 998

2007 Restructuring

In 2007, the Company initiated restructuring actions as part of an overall plan to reduce its annual operating costs.  The Company ceased production and closed its facility in Middlebury, Vermont.  Equipment and production was transferred to three other existing plants.  The Company recorded $5,134 of restructuring costs in the Document Management segment related to the closing of the Middlebury plant;  $1,807 for employer related costs and $3,327 of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.

The Company also eliminated approximately 250 positions, primarily in management and overhead, representing $22,000 annually in compensation and related costs.  Total restructuring costs were $2,862 for severance and employer related costs.

Pre-tax components of 2007 restructuring charges consist of the following:

	Total Costs	Total
	Expected	2007
	to be	Restructuring
	Incurred	Expense
Severance and employer related costs	$ 4,669	$ 4,669
Associated costs	3,327	3,327
Total	$ 7,996	$ 7,996

BY SEGMENT:
Document Management	$ 6,303	$ 6,303
Label Solutions	89	89
POD Services	357	357
Corporate	1,247	1,247
Total	$ 7,996	$ 7,996

A summary of the 2007 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2007	2007
Severance and employer related costs	$ 4,380	$ (3,976)	$ 404
Total	$ 4,380	$ (3,976)	$ 404

2006 Restructuring

Within the Label Solutions segment, the Company closed its Terre Haute, Indiana label production plant.  The plant’s production capacity was transferred to three other existing plants to improve overall efficiency and lower operating costs. Total costs incurred included $731 for severance and employer related costs and $1,417 for other directly associated costs, primarily equipment removal and relocation.

2005 - 2001 Restructuring

In 2005, the Company closed one printing center within the Print On Demand (POD) Services segment, moving production to other facilities and outsourcing envelope production. The Company also closed a warehouse in the Document Management segment.  Total costs incurred for these actions, primarily severance and employer related costs, totaled $80 in 2006 and $385 in 2005.

The remaining restructuring expense in 2006 and 2005 was related to vacated facilities from prior restructurings that the Company was unable to sublease.  The expense in 2005 was offset by a reversal of $811 for lower than expected severance and healthcare benefits for certain associates, primarily due to the reversal of an accrual established for severance related to its outsourcing of information technology operations in 2004.  The Company had agreed to pay severance to associates whose positions were subsequently eliminated, and the number of positions eliminated was less than expected.

Asset Impairment and Net Assets Held for Sale

During 2005, the Company recorded $303 of asset impairments, primarily for software that was replaced during the year.

In conjunction with the closing of the Terre Haute plant, in 2006 the Company recorded $1,474 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed.   At December 31, 2006, the Terre Haute building was classified as held for sale and subsequently sold in January 2007 at a small gain.

At the end of 2006, the Company concluded that it was more likely than not that a Document Management plant would be closed which caused the Company to perform an impairment test on the long-lived assets.  This resulted in the Company recording an asset impairment charge of $1,237 to adjust the carrying values of building and equipment assets to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  Other equipment was determined to have no fair value and was disposed.  In addition, Document Management recorded $27 for other equipment impairments.

In 2007, the Company closed Document Management’s Middlebury plant.  The market was stronger than expected, and the Company received several offers in 2007 for the purchase of the building that were higher than originally anticipated.   As a result, in 2007, the Company reversed the $409 impairment charge recorded in 2006 associated with the building.   In July 2007, the Middlebury facility was sold at a gain of approximately $900.  The Company also reversed $342 of the impairment charge recorded in 2006 related to the sale and disposal of equipment.  The Company transferred more equipment to other existing plants than originally expected.   An additional $312 of impairment charges were recorded for other equipment, primarily in the Document Management segment.

All impairment charges are included in Asset Impairments in the accompanying Consolidated Statements of Income.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 30,	December 31,
	2007	2006
Current:
Trade receivables	$ 125,369	$ 133,530
Less allowance for uncollectible receivables	(1,844)	(2,135)
Net trade receivables	123,525	131,395
Notes receivable	165	58
Less allowance for uncollectible receivables	(29)	(29)
Net notes receivable	136	29
Other receivables	6,551	4,415
Total current receivables	$ 130,212	$ 135,839
Long-term:
Notes receivable	$ 4,046	$ 3,067
Less allowance for uncollectible receivables	(2,987)	(3,008)
Total long-term notes receivable	$ 1,059	$ 59

NOTE 5 – INVENTORIES

Inventories consist of the following:

	December 30,	December 31,
	2007	2006
Finished products	$ 38,197	$ 41,686
Jobs in process	3,181	3,216
Materials and supplies	3,973	4,287
Total	$ 45,351	$ 49,189

A significant portion of inventory costs is determined by the LIFO method. Included in finished products is inventory the Company subcontracts, stores, and later distributes to fulfill certain customer orders.  This inventory is recorded at cost on a FIFO basis and is excluded from the Company’s LIFO calculation.  At December 30, 2007 and December 31, 2006, the amount of inventory excluded was $24,137 and $27,381, respectively.

If the FIFO method had been used to value all inventory, total inventory amounts would have been $33,915 higher at December 30, 2007 and $34,916 higher at December 31, 2006.

During 2007 and 2006, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $1,702 and $1,467 in 2007 and 2006, respectively, and increased net income from continuing operations by $1,026, or $.04 per share, in 2007 and $885, or $0.03 per share in 2006.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to the POD Services segment.  During the second quarters of 2007 and 2006, the Company performed the annual impairment test for goodwill which did not result in any impairment.

Identifiable intangible assets consist of the following:

	December 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Patents	$ 650	$ (580)	$ 650	$ (534)
Customer contracts	303	(303)	303	(303)
Software rights	-	-	500	(66)
Non-compete agreement	250	(16)	-	-
	1,203	(899)	1,453	(903)
Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 2,203	$ (899)	$ 2,453	$ (903)

Amortization expense for intangible assets was $137, $202, and $135 for 2007, 2006, and 2005.  Future estimated amortization expense is as follows: 2008-$109; 2009-$86; 2010-$62; and 2011-$47.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 30,	December 31,
	2007	2006
Non-income taxes	$ 5,158	$ 7,062
Dividends payable	6,714	6,663
Current portion of pension and postretirement obligations	3,636	3,954
Other current liabilities	13,971	16,430
Total	$ 29,479	$ 34,109

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

	December 30,	December 31,
	2007	2006
Revolving credit facility	$ 51,988	$ 41,000
Capital lease obligation	21	379
Total	52,009	41,379
Less current portion	21	358
Long-term portion	$ 51,988	$ 41,021

The Company has a $100,000 five-year senior secured revolving credit facility (the Credit Facility) with seven banks that matures in May 2010.  The Credit Facility is secured by accounts receivable, inventories, and certain other assets of the Company.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10,000.

The Credit Facility provides for the payment of interest on amounts borrowed under London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 6.83% at December 30, 2007, and 6.88% at December 31, 2006.  The Company is also required to pay a fee on the unused portion of the Credit Facility.  As of December 31, 2007, such fee is payable at an annual rate of 37.5 basis points.

The carrying amount of the Company’s debt approximates fair value as the interest rates are generally variable based on market interest rates and reflect current market rates available to the Company.

NOTE 9 – INCOME TAXES

The (benefit) provision for income taxes consists of the following:

	2007	2006	2005
Current:
Federal	$ 1,200	$ (100)	$ (139)
State and local	239	62	175
	1,439	(38)	36
Deferred	(6,615)	4,538	10,342
Total	$ (5,176)	$ 4,500	$ 10,378

The significant components of the deferred tax (benefit) expense consist of the following:

	2007	2006	2005
Depreciation	$ (3,053)	$ (3,616)	$ (5,221)
Goodwill and intangible assets	1,657	18,488	1,914
Restructuring	(161)	239	1,097
Pension	(17,971)	5,836	(1,674)
State and local net operating loss carryforward	655	44	2,135
Federal tax credit	(333)	-	-
Compensation and benefits	4,294	(2,562)	(1,063)
Accounts and notes receivable	124	79	469
Retiree healthcare benefits	1,230	1,096	1,539
Federal net operating loss carryforward	5,696	(13,186)	11,275
Other	1,247	(1,880)	(129)
Total	$ (6,615)	$ 4,538	$ 10,342

The components of the current net deferred tax asset and long-term net deferred tax asset consist of the following:

	December 30,	December 31,
	2007	2006
Deferred tax asset:
Allowance for doubtful accounts	$ 732	$ 848
Inventories	1,062	1,142
Compensation and benefits	8,911	13,147
Other	2,682	3,498
Total current asset	$ 13,387	$ 18,635
Deferred tax asset (liability):
Depreciation	$ (14,128)	$ (17,194)
Notes receivable	1,198	1,206
Goodwill and intangible assets	8,221	9,878
Pension	44,312	45,111
Retiree healthcare benefits	14,870	16,100
Capital loss carryforwards	15,632	15,632
Federal net operating loss carryforward	19,293	25,150
State and local net operating loss carryforward	1,444	2,099
Federal tax credit	2,135	1,802
Other	3,507	3,557
Total long-term tax asset	96,484	103,341
Less: valuation allowance	(15,632)	(15,632)
Net long-term asset	$ 80,852	$ 87,709
Net deferred tax asset	$ 94,239	$ 106,344

The Company reviews the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company’s review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

At December 30, 2007, the Company has unused U.S. federal and state net operating loss carryforwards of $55,121 and $28,060, respectively, generally expiring from 2023 through 2026.  The Company has not placed a valuation allowance as it does not expect these operating losses to expire unused.

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

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.7	4.7	4.2
Charitable contributions expiration	-	6.6	-
Capital loss valuation allowance	-	5.6	-
State rate changes	(0.9)	1.0	11.2
Permanent and other items	1.8	5.3	(.3)
Effective tax rate	40.6%	58.2%	50.1%

Ohio corporate tax legislation enacted on June 30, 2005, phased out the Ohio Corporate Franchise Tax and phased in a new gross receipts tax called the Commercial Activity Tax.  The Corporate Franchise Tax was generally based on federal taxable income, but the Commercial Activity Tax is based on current year sales in Ohio.  The effect of this change increased income tax expense by $2,337 in 2005 to reduce the deferred tax assets established for net operating loss benefits in Ohio that are not expected to be realized, and other deferred tax assets primarily related to employee benefit plans.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result, the Company recorded a liability of $1,144 for unrecognized tax benefits, including accrued interest, which was accounted for as a reduction to the beginning balance of retained earnings.  The total amount represents unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate of a future period or periods.  There was no significant change to the amount of unrecognized tax benefits in 2007.  The balance was $1,144 at December 30, 2007.  The Company does not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and Canadian jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 1997.  With few exceptions, the Company is no longer subject to state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company’s continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2007, 2006, and 2005 was immaterial.

The Company reviews the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company’s review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

NOTE 10 – CAPITAL STRUCTURE

The Company has two classes of capital stock issued and outstanding, Common and Class A.  These are equal in all respects except voting rights and restrictions on ownership of Class A stock.  Each share of Common outstanding has one vote, while each outstanding share of Class A is entitled to five votes.  Class A stock is convertible into Common stock on a share-for-share basis at which time ownership restrictions are eliminated.

NOTE 11 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2007	2006	2005
Weighted-average shares outstanding - basic	28,684	28,543	28,738
Effect of potentially dilutive securities	-	36	28
Weighted-average shares outstanding - diluted	28,684	28,579	28,766

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 2,161,168 and 2,237,267 shares were not included in the computation of diluted EPS for 2006 and 2005 because the exercise price of the options were greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.  Due to the net loss from continuing operations incurred in 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 12 – SHARE-BASED COMPENSATION

The Company has one plan under which share-based awards may currently be granted to officers and key employees.  The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or nonqualified stock options, restricted stock grants, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the 2002 Plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock incentives under the 2002 Plan.

Stock options granted under the 2002 Plan and a previous plan have terms that range from five to ten years and the exercise price per share may not be less than the fair market value on the grant date.  The options vest over periods determined when granted, generally four years, and are exercisable until the term expires.

Under the 2002 Plan, shares subject to restricted stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, and may include specified performance objectives.

Total share-based compensation expense by type of award is as follows:

	2007	2006	2005

Stock awards, service-based	$ 810	$ 1,154	$ 1,398
Stock awards, performance-based	(1,486)	988	692
Stock options	536	373	-
Total share-based compensation expense	(140)	2,515	2,090
Tax effect on share-based compensation expense	(56)	999	819
Net share based compensation expense	$ (84)	$ 1,516	$ 1,271
Amount included in continuing operations	$ (308)	$ 1,255	$ 1,103
Amount included in discontinued operations	224	261	168
Total	$ (84)	$ 1,516	$ 1,271

Stock Options

The weighted-average fair value of stock options granted in 2007, 2006, and 2005, was estimated at $2.51, $3.26, and $2.19 per share, respectively, using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term:  The Company’s expected term represents the period that the Company’s share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules.

Expected Volatility:  The fair value of share-based payments were valued using the Black-Scholes Model with a volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the award.

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

The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2007	2006	2005
Risk-free interest rate	4.3%	4.6%	3.8%
Dividend yield	7.0%	6.1%	6.9%
Expected life	4 years	4 years	5 years
Expected volatility	37.6%	34.2%	33.5%

A summary of the Company’s stock option activity and related information for 2007 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at December 31, 2006	2,339,930	$ 19.60
Granted	400,700	13.06
Exercised	(18,875)	12.51
Forfeited/Canceled	(459,086)	21.72
Outstanding at December 30, 2007	2,262,669	$ 18.08
Exercisable at December 30, 2007	1,585,792	$ 19.78

The total intrinsic value of options exercised in 2007, 2006, and 2005, was $16, $76, and $203, respectively.  As of December 30, 2007, there was a total of $1,356 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.3 years.

Following is a summary of the status of stock options outstanding at December 30, 2007, which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value

2,218,745	5 years	$ 18.16	$ 12	1,585,792	4 years	$ 19.78	$ 12

Stock Awards

The Company has awarded nonvested stock to certain employees that vest based on service requirements.  The fair value of the service-based restricted stock awards is based on the closing market price of the Company’s common stock on the date of award in 2007 and the day prior to the date of award in prior years. Expense is being amortized on a straight-line basis over the vesting period, generally four years.  The weighted-average grant date fair value of service-based nonvested stock issued in 2007, 2006, and 2005, was $13.07, $16.82, and $12.94 per share, respectively.  The share-based compensation recognized in 2007 and 2006 is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  The total fair value of stock that vested during 2007, 2006, and 2005 was $1,074, $2,066, and $1,011, respectively.  As of December 30, 2007, there was a total of $562 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.7 years.

In 2005, the Company awarded 148,000 shares of performance-based restricted stock at a weighted-average grant date fair value of $12.89 per share which vest subject to attainment of the performance goal by the Company by fiscal year-end 2007. In 2006, an additional 81,751 shares with a weighted-average grant date fair value of $14.56 per share were granted subject to attainment of the same performance goal.  The fair value of the performance-based restricted stock awards was based on the closing market price of the Company’s common stock on the day prior to the date of award.  If the performance goal was attained prior to 2007, vesting would have accelerated.  If, however, the performance goal was not attained in 2007, these stock awards would be forfeited and canceled and all expense recognized to date would be reversed.   During the performance period, a total of 22,800 shares were forfeited and canceled.  The Company expected the full amount of the remaining outstanding performance-based stock awards to vest in 2007 and therefore did not reduce compensation expense for estimated forfeitures.  However, the performance goal was not met by the end of 2007 and in the fourth quarter the Company reversed $2,495 of expense that had been recorded in 2005-2007.

All stock award participants currently are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of the Company’s stock award activity and related information for 2007 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2006	345,782	$ 14.05
Granted	32,045	13.07
Vested	(85,708)	14.11
Forfeited/Canceled	(27,462)	13.45
Nonvested at December 30, 2007	264,657	$ 13.79

Prior to the adoption of SFAS 123 (R)

Prior to January 2, 2006, the Company accounted for share-based compensation using the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations.   Effective January 2, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method.  Under that transition method, compensation cost includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted on or after January 2, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS No. 123(R).

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

2005
Net income from continuing operations, before cumulative
effect of a change in accounting principle	$ 10,336
Add: share-based employee compensation expense included in
reported net income, net of related tax effects	1,103
Less: share-based employee compensation expense determined under
fair-value-based method for all awards, net of related tax effects	(1,269)
Pro forma net income from continuing operations	$ 10,170
Basic and diluted earnings per share from continuing operations
As reported	$ 0.36
Pro forma	$ 0.35

When recognizing compensation cost for nonvested stock awards under APB Opinion No. 25, the Company was required to recognize compensation cost assuming all awards would vest and to reverse recognized compensation cost for forfeited awards only when the awards were actually forfeited.  SFAS No. 123(R) requires the Company to estimate the number of share-based compensation awards that ultimately will be forfeited when recognizing compensation cost and to reevaluate this estimate each reporting period.

An estimate of forfeitures was required related to the nonvested awards outstanding as of the adoption of SFAS No. 123(R) for which expense has been recognized in the Consolidated Statements of Income.  The adjustment was $78, net of $51 of tax, and was recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Income.

Statement of Cash Flows

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The Company has not recorded any excess tax benefits in 2007 or 2006.

NOTE 13 – PENSION PLANS

The Company has a qualified defined benefit plan covering certain of its U.S. employees that is no longer available to new participants.  The benefits are based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier.  The benefit formula for certain participants (primarily participants hired after December 31, 1999) was frozen and these participants do not earn any additional benefit credits after this date; however, their lump sum earns 4% interest annually until termination of employment with the Company.  Participants not affected by this change will continue to receive and accrue pension benefits under the current plan.  The Company contributes to the plan to provide not only for benefits attributed to service to date but also for benefits expected to be earned in the future.  The Company considers the funded status of the plan, required plan contributions, income tax deductibility, and quarterly cash flow in its funding decisions.  Pension plan assets are invested in a broadly-diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

The Company has a nonqualified supplementary benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  In addition, the Company has a supplemental nonqualified retirement plan for elected officers.  Participants earn benefits based on years of service and the employee’s average earnings.  The Company’s funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.

The Company also has two supplemental retirement agreements.  The first agreement is with its President and Chief Executive Officer under which he is entitled to receive supplemental retirement benefits upon attainment of certain age and employment requirements.  The Company currently does not fund this arrangement.  The second agreement provides retirement benefits to a former officer.  The Company currently contributes amounts to this plan equal to the benefit payments required each year.

The following table sets forth the reconciliation of the benefit obligation, plan assets, and the funded status for all Company pension plans.

Change in Benefit Obligation	2007	2006
Benefit obligation at beginning of year	$ 518,562	$ 478,822
Service cost	7,670	8,147
Interest cost	28,563	27,386
Settlement (gain) loss	(32,828)	547
Curtailment gain	(24,105)	-
Actuarial loss	4,393	58,704
Benefits paid	(20,962)	(55,044)
Benefit obligation at end of year	$ 481,293	$ 518,562

Change in Plan Assets	2007	2006

Fair value of plan assets at beginning of year	$ 360,168	$ 340,294
Actual return on plan assets	26,222	45,380
Employer contributions	28,609	29,538
Settlement	(47,857)	-
Benefits paid	(20,962)	(55,044)
Fair value of plan assets at end of year	$ 346,180	$ 360,168
Funded status at end of year	$ (135,113)	$ (158,394)

As a result of associates retiring and electing a lump-sum payment of their pension benefit from the qualified and nonqualified defined benefit plan, the Company recognized settlements in 2007 and 2006.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The impact of the settlements on the projected benefit obligation and plan assets is shown in the table above.  As part of the settlement, the Company recognizes a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.  This non-cash charge is included in net periodic benefit cost.

Restructuring actions undertaken in 2007 resulted in a reduction of associates that participated in the Company’s qualified defined benefit pension plan.  The remeasurement of the Company’s pension obligation resulted in a curtailment gain shown in the table above that reduced the projected benefit obligation.

The actuarial loss for 2006 is the result of various factors including: the change in mortality tables from 1983 GAM to RP2000; lower than assumed interest rates for lump sum payments in 2006; change in expected retirement age for active participants; and other demographic factors.

Amounts Recognized in Balance Sheet	2007	2006

Accrued pension liability - current	$ (1,562)	$ (1,925)
Accrued pension liability - long-term	(133,551)	(156,469)
Total	$ (135,113)	$ (158,394)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$ 202,838	$ 252,116
Prior service cost	926	1,158
Total	$ 203,764	$ 253,274

The amount of actuarial loss and prior service cost that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2008 is $20,509 and $380, respectively.

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	2007	2006
Projected benefit obligation	$ 481,293	$ 518,562
Accumulated benefit obligation	452,708	483,158
Fair value of plan assets	346,180	360,168

Other than the Company’s qualified defined benefit plan, the Company’s defined benefit plans have no plan assets.  The total unfunded projected benefit obligation of these plans was $28,199 and $34,757 at the end of 2007 and 2006.  The related accumulated benefit obligations were $26,840 and $30,129 at the end of 2007 and 2006.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

Components of Net Periodic Benefit Cost	2007	2006	2005
Service cost of benefits earned	$ 7,670	$ 8,147	$ 7,755
Interest cost on projected benefit obligation	28,563	27,386	26,612
Expected return on plan assets	(29,028)	(29,136)	(30,681)
Amortization of prior service costs	369	359	1,121
Curtailment gain	(137)	-	-
Settlement loss	20,946	1,627	-
Amortization of net actuarial loss from prior years	26,084	25,619	18,988
Total net periodic pension cost	$ 54,467	$ 34,002	$ 23,795

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income Before Tax	2007
Net actuarial gain	$ (17,278)
Net actuarial loss recognized	(32,000)
Prior service cost recognized	(232)
Total recognized in other comprehensive income	(49,510)
Total recognized in net periodic benefit cost
and other comprehensive income	$ 4,957

Weighted-average Assumptions

Projected benefit obligation	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%
Future compensation increase rate
- current year	3.50%	3.50%	3.50%
- subsequent years	3.50%	3.50%	3.50%
Net periodic benefit cost
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return
on plan assets	8.75%	8.75%	8.75%

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

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2007	2006
Equity securities	69%	69%
Debt securities	19%	23%
Real Estate	8%	6%
Other	4%	2%
Total	100%	100%

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

The Company expects to make contributions of $20,000 to its qualified defined benefit plan to satisfy required minimum funding requirements.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2008	$ 41,000
2009	29,015
2010	30,714
2011	32,652
2012	35,787
2013-2017	190,426

Defined Contribution Plans

Effective January 1, 2007, the Company has a nonqualified defined contribution plan for executive officers who are not currently in the traditional formula of the qualified defined benefit plan or other supplemental defined benefit retirement plans.  The Company does not currently fund this plan.  Participant accounts are credited with 15% of their annual compensation.  Accounts are credited annually with an investment return which currently is 6%.  Expense recorded for this plan in 2007 was $96.

Substantially all of the Company’s employees are eligible to participate in a 401(k) savings plan.  Expense recorded for employer matching contributions under this plan totaled $4,200, $4,033, and $3,721, in 2007, 2006, and 2005, respectively.

NOTE 14 – POSTRETIREMENT HEALTHCARE BENEFITS

In addition to providing pension benefits, the Company provides certain healthcare benefits for eligible retired employees.  The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.

Change in Benefit Obligation	2007	2006
Benefit obligation at beginning of year	$ 22,427	$ 21,689
Interest cost	1,230	1,145
Actuarial (gain) loss	(560)	1,126
Net benefits paid	(1,527)	(1,533)
Benefit obligation at end of year	$ 21,570	$ 22,427
Change in Plan Assets	-	-
Funded status	$ (21,570)	$ (22,427)

Amounts Recognized in Balance Sheet
Accrued postretirement liability - current	$ (2,074)	$ (2,029)
Accrued postretirement liability - long-term	(19,496)	(20,398)
Total amount recognized	$ (21,570)	$ (22,427)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$ 8,309	$ 9,604
Prior service credit	(24,185)	(27,722)
Total	$ (15,876)	$ (18,118)

The amount of prior service credits and actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost during 2008 is ($3,537) and $649, respectively.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

Net Postretirement Benefit Cost	2007	2006	2005
Interest cost	$ 1,230	$ 1,145	$ 2,063
Amortization of prior service credits	(3,537)	(3,537)	(2,206)
Amortization of net actuarial losses	735	585	524
Total postretirement benefit cost	$ (1,572)	$ (1,807)	$ 381

Other Changes in Benefit Obligation Recognized in Other Comprehensive Income Before Tax

Net actuarial gain	$ (560)
Prior service credit recognized	3,537
Net actuarial loss recognized	(735)
Total recognized in other comprehensive income	$ 2,242
Total recognized in net postretirement benefit cost
and other comprehensive income	$ 670

During 2005, the Company determined that the prescription benefits offered under Medicare Part D were more favorable to its retirees than the rates offered under the Company’s Postretirement Healthcare Benefit Plan.  As a result, effective January 1, 2006, the plan was amended to discontinue prescription benefits offered under the plan which reduced postretirement benefit cost in subsequent years.

Weighted-average Assumption

Benefit obligation	2007	2006	2005
Discount rate	5.75%	5.75%	5.75%
Healthcare cost trend rate assumed
for current year	8.00%	9.00%	8.00%
Net periodic benefit cost
Discount rate	5.75%	5.75%	6.00%
Healthcare cost trend rate assumed
for current year	9.00%	8.00%	9.00%
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches the
ultimate trend rate	2014	2012	2012

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

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$ 95	$ (85)
Effect on postretirement benefit obligation	1,582	(1,414)

The funding policy is to pay claims as they occur.  The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2008	$ 2,133
2009	2,169
2010	2,172
2011	2,179
2012	2,136
2013-2017	9,522

NOTE 15 – SEGMENT REPORTING

In 2007, the Company analyzed its internal reporting structure.  As part of this process, the Company evaluated the impact on segment reporting, and in the fourth quarter, made changes to its reportable segments.  These changes are in conformity with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and will better enable investors to view the Company the way management views it.  A summary of the changes is as follows:

•

The Document and Labels Solutions segment was separated into two reportable segments – Document Management and Label Solutions.  Previously they were aggregated as one reportable segment because they exhibit similar economic characteristics, products, manufacturing processes, customers, and distribution methods.  The Company believes this disaggregation will add transparency to its financial reporting.

•

The Commercial Print and International business units, which were previously reported in the Other reportable segment, are now included in the Document Management segment because they share similar economic characteristics, products, manufacturing processes, customers, and distribution methods with the other business units included in Document Management.

•

Freight revenue billed to customers and freight costs paid to vendors previously were accounted for as a separate business unit and reported with the Document and Labels Solutions reportable segment.  Freight revenue and freight costs are now associated with their respective products and reported with the applicable reportable segment.

•

Certain outsourced products were moved from the POD Services segment to business units in the Document Management segment.  Print management services were moved from Commercial Print to PathForward.

•

The Digital Solutions segment was sold in 2007.

The profitability measure used by the Company in assessing segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.  In determining segment operating income, expenses relating to pension benefits are based solely upon estimated service costs.  The accounting policies of the segments are the same as those described in Note 1.  The segments are managed and reported internally primarily by the type of products they produce and the services they provide.   No single customer provided more than 10% of the Company’s revenue in any of the years presented.

Segment information for 2006 and 2005 has been revised from previously reported amounts to reflect the current presentation.  The Company did not revise asset information by segments for 2006 and prior because it was not practical to do so.  The Company’s reportable segments and business units are described below:

Document Management - The Document Management segment consists of the following businesses that have been aggregated for segment reporting purposes:

Documents: Offers document printing including custom-printed documents, document management, and secure document solutions.

Subcontracting: buys and resells products that we do not produce including items such as envelopes, blank cut sheet, ATM rolls, business cards and folders.

Supplies: Provides printer supplies, computer supplies and accessories as well as fax and copier supplies.

Commercial Print: Manages the acquisition of commercial print products, utilizing the Company’s PrintConcierge® group software that facilitates bidding and order management among a nationwide network of third party commercial printers.

Distribution Services: Provides an extensive network of distribution centers across the country which allows us to service customers with multiple locations.  Many of our custom printed documents are warehoused for subsequent deliveries to our customers in the quantity, time, and place of their choosing.

International: Maintains a network of associates throughout the world and provides this GlobalPrint Network (GPN) with intellectual property, document management methodology, marketing strategy, and sales opportunities.   In addition, they have developed specialty materials that are sold to our customers.

Other: Includes professional services, royalties, and other miscellaneous document management related revenues.

Label Solutions

Label Solutions has broad design and production capabilities, plus expertise in workflow management.  They can provide a total integrated solution that includes printers, applications, readers, and software.  The types of products and services offered include identification labels, instructional labels, bar code label solutions, and product configuration control.

POD Services

POD Services offers high-end digital color or black/white, short-run, quick print production (print-on-demand), billing and statement solutions, one-to-one marketing communications (variable print-on-demand), Web-based “information request” fulfillment, and customer information kits (cards, policies, statements, manuals, etc.).  POD Services consists of two business units that have been aggregated for segment reporting purposes.

Document Systems

Document Systems generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, and revenue from professional services associated with the licensing of software.  Document Systems also generates revenue from the sale of related hardware equipment such as printers.

PathForward

PathForward provides consulting and print management services to help our customers evaluate and improve their document-intensive processes.   This business unit also markets software that enables a company to manage the cost and utilization of its fleet of desktop printers, copiers, and fax machines.

The Company’s operations are conducted primarily in the United States.  Revenue and long-lived assets for the Company’s operations in Mexico are not material.  Information about the Company’s operations by reportable segment is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external	2007	$ 480,227	$ 111,224	$ 245,883	$ 21,398	$ 6,700	$865,432
customers	2006	487,870	129,260	253,479	21,131	2,551	894,291
	2005	499,105	127,276	240,183	20,895	2,610	890,069
Operating income (loss)	2007	$ 13,264	$ 3,620	$ 24,243	$ 3,574	$ (749)	$ 43,952
from continuing	2006	14,629	5,813	17,152	4,230	(1,014)	40,822
operations	2005	30,887	4,785	3,124	2,456	(102)	41,150
Total assets	2007	$ 201,283	$ 29,288	$ 70,835	$ 3,768	$ 6,414	$ 311,588
Fixed asset additions	2007	$ 8,013	$ 1,414	$ 8,383	$ 43	$ 10	$ 17,863
Depreciation/amortization	2007	$ 11,258	$ 1,921	$ 7,299	$ 40	$ 312	$ 20,830

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	2007	2006	2005
Total consolidated revenues	$ 865,432	$ 894,291	$ 890,069
Operating income	$ 43,952	$ 40,822	$ 41,150
Restructuring and asset impairment	(7,557)	(5,409)	(1,301)
Amortization of net actuarial losses	(26,084)	(25,619)	(18,988)
Pension settlement loss	(20,946)	(1,627)	-
Other unallocated pension	602	1,750	4,069
Corporate and other unallocated	(168)	913	(1,848)
LIFO adjustment	1,001	(1,046)	(402)
Total other expense, primarily interest	(3,555)	(2,057)	(1,966)
(Loss) income from continuing operations before income taxes	$ (12,755)	$ 7,727	$ 20,714
Total segment assets	$ 311,588
Corporate and unallocated	107,958
Total consolidated assets	$ 419,546
Capital expenditures	$ 17,863
Corporate and unallocated	3,712
Total consolidated capital expenditures	$ 21,575
Depreciation and amortization	$ 20,830
Corporate and unallocated	5,745
Total consolidated depreciation and amortization	$ 26,575

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has no purchase agreements with suppliers extending beyond normal quantity requirements.  The Company has the following commitments at December 30, 2007:

•

Purchase commitments for capital improvements aggregating $2,022

•

Purchase commitments with copy equipment suppliers to spend a total of $279 in 2008

•

Purchase commitments for telecommunications services from suppliers that provide for minimum annual commitments of $1,000 in 2008

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $1,584.

The Company leases sales offices, warehouses, print facilities, computer and other equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $17,099 in 2007, $16,552 in 2006, and $16,725 in 2005.  Future minimum payments under existing noncancelable leases at December 30, 2007 are as follows:

2008	$ 14,264
2009	12,112
2010	9,467
2011	6,338
2012	4,454
Later years	2,936
Total	49,571

Contingencies

The Company had outstanding letters of credit as of December 30, 2007 totaling $6,396, primarily as a requirement of the Company’s workers’ compensation insurance.  All letters of credit are renewable annually.

The Company outsources certain information technology services from suppliers under multi-year agreements that provide for early termination penalties.  At December 30, 2007, the early termination penalties total approximately $4,247.  The remaining terms of the agreements range from one to four years.  The amount of the termination penalties decline as the remaining terms diminish.

In the opinion of management, no litigation or claims are pending against the Company that will have a material effect on its financial condition, results of operations, or cash flows.  The Company is subject to laws and regulations relating to the protection of the environment and is party to environmental actions that have arisen in the ordinary course of business. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated.  The amount of liability recorded is based on an evaluation of currently available facts and is reviewed periodically.  Actual expenses incurred in future periods may vary from current estimates, given the inherent uncertainties in estimating the extent of necessary remediation efforts.

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  The Company has a discounted reserve of $1,055 that management currently believes is adequate to cover the Company’s portion of the total future potential costs of remediation.   In addition, the Company has undiscounted reserves totaling $658 for environmental remediation at one previously owned facility and one currently owned facility.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
	April 1,	July 2,	September 30,	December 30,
	2007	2007	2007	2007
Revenue	$ 227,431	$ 211,165	$ 208,285	$ 218,551
Gross margin	75,935	67,165	70,561	74,375
(Loss) income from continuing operations	(189)	(5,359)	1,993	(4,024)
(Loss) income from discontinued operations	(639)	735	169	9
Net (loss) income	(828)	(4,624)	2,162	(4,015)
Basic and diluted (loss) income per share from
Continuing operations	(0.01)	(0.19)	0.07	(0.14)
Discontinued operations	(0.02)	0.03	0.01	-

	Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2006	2006	2006	2006
Revenue	$ 228,521	$ 222,665	$ 215,093	$ 228,012
Gross margin	81,804	77,806	70,394	76,758
Income (loss) from continuing operations	2,879	2,695	(2,943)	596
Income (loss) from discontinued operations	(1,459)	(11,207)	(2,782)	482
Net income (loss)	1,498	(8,512)	(5,725)	1,078
Basic and diluted income (loss) per share from
Continuing operations	0.10	0.10	(0.10)	0.02
Discontinued operations	(0.05)	(0.39)	(0.10)	0.02

Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

Continuing operations for 2007 includes the following pre-tax adjustments:

•

Restructuring charges of $2,406, $1,752, $3,562, and $276 in the first through fourth quarters

•

Asset impairments (reversals) of ($409), ($342), $98, and $214 in the first through fourth quarters

•

Pension settlement charges of $3,222 and $17,724 in the second and fourth quarters

•

A reversal of $2,495 in the fourth quarter for share-based compensation expense related to performance-based restricted shares that did not vest.

Discontinued operations for 2007 include a pre-tax gain of $1,322 from the sale of Digital Solutions in the second quarter.

Continuing operations for 2006 includes the following pre-tax adjustments:

•

Restructuring charges of $1,090, $774, $533 and $274 in the first through fourth quarters

•

Asset impairments (reversals) of $1,694, ($155), $53, and $1,146 in the first through fourth quarters.

Discontinued operations for 2006 includes a pre-tax loss of $11,952 from the sale of InSystems in the second quarter; a pre-tax adjustment to the loss of $1,614 in the third quarter, primarily to adjust deferred tax estimates; and a pre-tax adjustment to the loss of ($1,085) in the fourth quarter, primarily to decrease a contingent liability associated with the sale.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of December 30, 2007.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10 K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act r reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the fourth quarter of fiscal 2007, there have been no significant changes to our internal controls or in other factors that could significantly affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2008.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” in Part I of this report.

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

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “ Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2008.

Item 12 – SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2008.

The following table summarizes information as of December 30, 2007 regarding our 1995 Incentive Stock Option Plan and our 2002 Equity Incentive Plan under which our equity securities have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,262,669	$ 18.08	2,707,959

Equity compensation plans not approved by shareholders	-	$ -	-

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2008.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the years ended December 30, 2007 and December 31, 2006.

	2007	2006
Audit Fees (1)	$ 826,000	$ 878,000
Audit Related Fees (2)	84,600	67,820
Total	$ 910,600	$ 945,820

(1) Audit Fees - This category includes the audit of Standard Register’s annual consolidated financial statements, the audit of internal control over financial reporting, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by Battelle & Battelle LLP in connection with statutory and regulatory filings or engagements.

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

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2007 and 2006, the Audit Committee pre-approved all audit-related fees and tax fees.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended December 30, 2007 and December 31, 2006.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 30, 2007 and December 31, 2006

Consolidated Statement of Income and Comprehensive Income – Years ended December 30, 2007, December 31, 2006, and January 1, 2006

Consolidated Statement of Shareholders’ Equity – Years ended December 30, 2007, December 31, 2006, and January 1, 2006

Consolidated Statement of Cash Flows – Years ended December 30, 2007, December 31, 2006, and January 1, 2006

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

   74

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2008.

THE STANDARD REGISTER COMPANY

By:  /S/  D.L. Rediker

D. L. Rediker, President,

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 10, 2008:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ C. J. Brown	Senior Vice President, Treasurer,
C. J. Brown	Chief Financial Officer and Chief Accounting Officer

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 21, 2008, as attorney-in-fact for the following directors of the Registrant:

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

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, incorporated by reference from Form 10-K for the year ended January 2, 1994.

10.2	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.3	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.4	Stock Purchase Agreement dated November 26, 1997, incorporated by reference from Form 8-K filed January 15, 1998.

10.5	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.6

Employment Agreement between The Standard Register Company and Dennis L. Rediker, President, Chief Executive Officer and Director, incorporated by reference from Form 10-K for the year ended December 31, 2000.

10.7	Asset Purchase Agreement between The Standard Register Company and PlanetPrint.com, Inc., dated July 10, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.8	Share Purchase Agreement between The Standard Register Company and InSystems Technologies, Inc., dated June 25, 2002, incorporated by reference from Form 10-Q for the quarter ended June 30, 2002.

10.9	The Standard Register Company 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.10

First Amendment to The Standard Register Company Management Incentive Compensation Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.11	Asset Purchase Agreement between Pitney Bowes, Inc., and The Standard Register Company, dated December 13, 2004, incorporated by reference from Form 10-K for the year ended January 2, 2005.

10.12	Asset Purchase Agreement between Whitehill Technologies, Inc., and The Standard Register Company, dated June 5, 2006, incorporated by reference from Form 8-K filed June 9, 2006.

10.13	Asset Purchase Agreement between Exped LLC and The Standard Register Company, dated April 21, 2007, incorporated by reference from Form 8-K filed April 26, 2007.

10.14	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, restated October 26, 2006, effective January 1, 2007.

10.15	The Standard Register Company Supplemental Executive Retirement Plan, dated December 12, 2006, effective January 1, 2007.

10.16	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of R. W. Begley, Jr., S. W. Hudson, D. L. Rediker, J. J. Schiff, Jr., J. Q. Sherman, II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and for the three years in the period ended December 30, 2007, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, and have issued our reports thereon dated March 10, 2008.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 10, 2008

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 30, 2007

(Dollars in thousands)

Description	Balance at beginning of period	Acquisitions/ (Dispositions)		Charged (credited) to costs and expenses	Charged (credited) to other accounts	Deductions	Balance at end of period

Year Ended December 30, 2007
Allowance for doubtful accounts-	$ 2,135	$ -		$ 440	$ -	$ (731)	$ 1,844
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,037	-		(21)	-		3,016
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,172	$ -		$ 419	$ -	$ (731)	$ 4,860

Year Ended December 31, 2006
Allowance for doubtful accounts-	$ 2,346	$ (56)	(a)	$ 480		$ (635)	$ 2,135
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,155	-		49	-	(167)	3,037
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,501	$ (56)		$ 529	$ -	$ (802)	$ 5,172

Year Ended January 1, 2006
Allowance for doubtful accounts-	$ 3,703	$ -		$ 463	$ (230)	$ (1,590)	$ 2,346
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,968	-		(43)	230	-	3,155
Notes Receivable
Total Allowance for Doubtful Accounts	$ 6,671	$ -		$ 420	$ -	$ (1,590)	$ 5,501

(a) Sale of InSystems

EXHIBIT 24

P O W E R    O F    A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints D. L. Rediker and F. D. Clarke, III, and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended December 30, 2007, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ F.D. Clarke, III	Chairman of the Board and Director	February 21, 2008
F. D. Clark, III

/S/ D. L. Rediker	President and Chief Executive	February 21, 2008
D. L. Rediker	Officer and Director

/S/ C. J. Brown	Senior Vice President, Treasurer,	February 21, 2008
C. J. Brown	and Chief Financial Officer

/S/ R. W. Begley, Jr.	Director	February 21, 2008
R. W. Begley, Jr.

/S/ S. W. Hudson	Director	February 21, 2008
S. W. Hudson

/S/ J. J. Schiff, Jr.	Director	February 21, 2008
J. J. Schiff, Jr.

/S/ J. Q. Sherman, II	Director	February 21, 2008
J. Q. Sherman, II

Signed and acknowledged in the presence of:

/S/F. D. Clarke, III	/S/ K. A. Lamme
F. D. Clarke, III, Chairman of the	K. A. Lamme, Corporate Vice President,
Board of Directors of The Standard	General Counsel and Secretary
Register Company	of The Standard Register Company

STATE OF OHIO, MONTGOMERY COUNTY:

The foregoing Directors of The Standard Register Company personally appeared before me, a Notary Public for the State of Ohio, and each of them acknowledged that they did sign this Power of Attorney, and that it is the free act and deed of each said Director.

I have signed and sealed this Power of Attorney at Dayton, Ohio, on February 21, 2008.

/S/ K. A. Lamme

Kathryn A. Lamme