Form 10-Q
period 2008-03-30
STANDARD REGISTER CO
filed 2008-05-02
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2008
Common stock, $1.00 par value	24,025,015 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 30, 2008

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended March 30, 2008 and April 1, 2007	3

b)	Consolidated Balance Sheets
	as of March 30, 2008 and December 30, 2007	4

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended March 30, 2008 and April 1, 2007	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		12
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		19

Item 4. Controls and Procedures		20

Part II – Other Information

Item 1. Legal Proceedings		20

Item 1A. Risk Factors		20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		21

Item 3. Defaults upon Senior Securities		21

Item 4. Submission of Matters to a Vote of Security Holders		21

Item 5. Other Information		21

Item 6. Exhibits		21

Signatures		21

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
REVENUE
Products	$ 188,813	$ 210,052
Services	18,372	17,379
Total revenue	207,185	227,431
COST OF SALES
Products	126,757	140,963
Services	11,407	10,533
Total cost of sales	138,164	151,496
GROSS MARGIN	69,021	75,935
OPERATING EXPENSES
Selling, general and administrative	56,966	66,918
Depreciation and amortization	6,831	6,655
Asset impairments	164	(409)
Restructuring charges	9	2,406
Total operating expenses	63,970	75,570
INCOME FROM CONTINUING OPERATIONS	5,051	365
OTHER INCOME (EXPENSE)
Interest expense	(761)	(797)
Other income	82	68
Total other expense	(679)	(729)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,372	(364)
INCOME TAX EXPENSE (BENEFIT)	1,878	(175)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,494	(189)

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of taxes	2	-
Loss from discontinued operations, net of taxes	-	(639)
NET INCOME (LOSS)	$ 2,496	$ (828)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.09	$ (0.01)
Loss from discontinued operations	-	(0.02)
Net income (loss) per share	$ 0.09	$ (0.03)

Dividends Paid Per Share	$ 0.23	$ 0.23

NET INCOME (LOSS)	$ 2,496	$ (828)
Net actuarial loss reclassification	3,239	4,346
Net prior service credit reclassification	(476)	(478)
COMPREHENSIVE INCOME	$ 5,259	$ 3,040

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 30,	December 30,
A S S E T S	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$ 3,412	$ 697
Accounts and notes receivable, less allowance for doubtful
accounts of $1,682 and $1,931	117,147	130,212
Inventories	43,605	45,351
Deferred income taxes	13,387	13,387
Prepaid expense	9,576	9,136
Total current assets	187,127	198,783

PLANT AND EQUIPMENT
Land	2,336	2,336
Buildings and improvements	63,686	63,640
Machinery and equipment	198,505	198,664
Office equipment	159,290	158,984
Construction in progress	8,137	6,013
Total	431,954	429,637
Less accumulated depreciation	324,671	318,662
Total plant and equipment, net	107,283	110,975

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,277	1,304
Sofware development costs, net	3,143	3,317
Deferred tax asset	77,120	80,852
Other	16,569	17,758
Total other assets	104,666	109,788

Total assets	$ 399,076	$ 419,546

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 30,	December 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES
Current portion of long-term debt	$ -	$ 21
Accounts payable	31,870	32,147
Accrued compensation	15,614	23,312
Deferred revenue	2,387	2,404
Other current liabilities	24,358	29,479
Total current liabilities	74,229	87,363

LONG-TERM LIABILITIES
Long-term debt	45,000	51,988
Pension benefit obligation	129,357	133,647
Retiree health care obligation	19,445	19,496
Deferred compensation	10,521	12,010
Other long-term liabilities	5,036	5,083
Total long-term liabilities	209,359	222,224

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,007,728 and 25,979,167 shares	26,008	25,979
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	60,571	60,318
Accumulated other comprehensive losses	(110,041)	(112,804)
Retained earnings	184,318	181,776
Treasury stock at cost:
1,982,713 and 1,976,990 shares	(50,093)	(50,035)
Total shareholders' equity	115,488	109,959

Total liabilities and shareholders' equity	$ 399,076	$ 419,546

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,496	$ (828)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	6,831	6,819
Restructuring charges	-	2,406
Asset impairment	164	(409)
Pension and postretirement benefit expense	6,268	9,032
Share-based compensation	221	772
Deferred tax expense (benefit)	1,878	(601)
Other	550	79
Changes in operating assets and liabilities:
Accounts and notes receivable	13,065	8,565
Inventories	1,746	150
Restructuring spending	(316)	(694)
Accounts payable and accrued expenses	(6,066)	(14,550)
Pension and postretirement obligations	(6,026)	(5,781)
Deferred compensation payments	(826)	(928)
Other assets and liabilities	(439)	608
Net cash provided by operating activities	19,546	4,640

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(3,196)	(8,168)
Proceeds from sale of plant and equipment	8	141
Net cash used in investing activities	(3,188)	(8,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(6,988)	11,355
Principal payments on long-term debt	(21)	(155)
Proceeds from issuance of common stock	92	92
Dividends paid	(6,668)	(6,683)
Purchase of treasury stock	(58)	(62)
Net cash (used in) provided by financing activities	(13,643)	4,547
Effect of exchange rate changes on cash	-	40

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,715	1,200

Cash and cash equivalents at beginning of period	697	488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,412	$ 1,688

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 30, 2007 (Annual Report).

In our opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  SFAS 157 does not require any new fair value measurements, but is applicable under most current accounting pronouncements that require or permit fair value measurements.

The new standard provides guidance on the methods used to measure fair value, including the market, income, and cost approach.  These approaches require us to use certain assumptions in our models that market participants would use in pricing assets and liabilities.  The models may use readily observable, market corroborated, or generally unobservable inputs.

The new standard also requires expanded disclosures related to fair value measurements.  Assets and liabilities that are measured at fair value on a recurring basis (at least annually) subsequent to initial recognition will be classified and disclosed in one of the following three categories:

•

Level 1 – Quoted market prices in active markets for identical assets or liabilities

•

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

•

Level 3 – Unobservable inputs that are not corroborated by market data.

We do not have any financial instruments carried at fair value that required a cumulative effect adjustment to beginning retained earnings, and there was no material effect on our consolidated results of operations, financial position, or cash flows as a result of the adoption of SFAS 157.  We currently do not have any financial assets or liabilities measured at fair value that would require the expanded disclosures under SFAS 157.  The new standard does apply to the plan assets of our qualified defined benefit pension plan; however, the fair value of the plan assets are generally only determined on an annual basis at fiscal year-end.  We do not expect that the change in value as a result of adopting SFAS 157 will be material.

We are not required to apply the new standard to nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis until 2009.  The major categories of nonfinancial assets and liabilities that apply to us include goodwill, trademark intangible asset, and property and equipment reported at fair value as a result of impairment testing.

Effective December 31, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits us to voluntarily choose, at specified election dates, to measure specified financial assets and liabilities and other items at fair value that are not currently required to be measured at fair value.  Subsequent changes in fair value would then be required to be reported in earnings each reporting period.  At the date of adoption, we did not elect the fair value option for eligible items that existed at December 31, 2007; therefore, the adoption of this standard did not have any effect on our consolidated results of operations, financial position, or cash flows.  Any future effect will be dependent upon the nature and amount of eligible items that the Company elects to account for using the fair value option.

Effective December 31, 2007, the Company adopted EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense.  The amount recognized in additional paid-in capital is available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – RESTRUCTURING AND IMPAIRMENT CHARGES

The 2007 restructuring plan is described in Note 3 to the Consolidated Financial Statements included in our Annual Report. Restructuring costs of $9 in the first quarter of 2008 were primarily for additional employee outplacement assistance that is required to be expensed as incurred.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

A summary of the 2007 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2007	in 2008	2008
Severance and employer related costs	$ 404	$ (316)	$ 88
Total	$ 404	$ (316)	$ 88

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 30,	December 30,
	2008	2007
Finished Products	$ 36,274	$ 38,197
Jobs In Process	3,568	3,181
Materials and Supplies	3,763	3,973
Total	$ 43,605	$ 45,351

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 30,	December 30,
	2008	2007
Non-income taxes	$ 5,533	$ 5,158
Customer deposits and rebates	5,369	2,969
Dividends payable	-	6,714
Current portion of pension and postretirement obligations	3,636	3,636
Other current liabilities	9,820	11,002
Total	$ 24,358	$ 29,479

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	March 30,	April 1,
(Shares in thousands)	2008	2007
Weighted average shares outstanding - basic	28,736	28,635
Effect of potentially dilutive securities	8	-
Weighted average shares outstanding - diluted	28,744	28,635

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  No outstanding options were included in the computation of diluted EPS for the 13-week period ended March 30, 2008 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13-week period ended April 1, 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 7 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
Nonvested stock awards, service based	$ 49	$ 345
Nonvested stock awards, performance based	68	330
Stock options	104	97
Total share-based compensation expense	221	772
Tax effect on share-based compensation expense	88	306
Net effect included in continuing operations	$ 133	$ 393
Net effect included in discontinued operations	$ -	$ 73

Stock Awards

During the first quarter of 2008, the Company awarded 36,650 shares of nonvested stock that vest based on service requirements.  The fair value of the service-based stock awards granted was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.

During the first quarter of 2008, the Company awarded 312,600 shares of nonvested performance-based stock which vest subject to attainment of a pre-determined performance goal by the Company by fiscal year-end 2009.  These shares are entitled to receive dividends during the performance period and have voting rights.

The performance goal is a cumulative goal which allows partial vesting if a minimum level of performance is attained over the two-year period.  If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted and automatically vested upon performance above the target level.

The fair value of the performance-based stock awards granted was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight line basis over the anticipated vesting period.  Compensation expense is being recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on the actual level of achievement of the performance goal.

A summary of our stock award activity and related information for the first quarter of 2008 is as follows:

	Number	Weighted-Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 30, 2007	264,657	$ 13.79
Granted	349,250	9.48
Vested	(17,900)	14.73
Forfeited/Canceled	(208,338)	13.55
Nonvested at March 30, 2008	387,669	$ 9.99

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
Service cost of benefits earned	$ 1,667	$ 2,215
Interest cost on projected benefit obligation	7,006	7,210
Expected return on plan assets	(7,321)	(7,116)
Amortization of prior service costs	95	90
Amortization of net actuarial losses from prior periods	5,210	7,026
Total	$ 6,657	$ 9,425

The Company has a minimum funding requirement of approximately $20,000 in 2008.  We made $5,000 of contributions to the qualified defined benefit pension plan in the first quarter of 2008.

On April 21, 2008, the Company announced it was modifying its qualified defined benefit pension plan for participants still accruing benefits under the plan.  Effective June 30, 2008, these participants will cease accruing pension benefits and the final pension benefit amount will be based on pay and service through June 29, 2008.  This action will result in a reduction to our defined benefit pension obligation.

As a result, we will record a curtailment gain of approximately $700 in the second quarter of 2008.

Company match in the 401(k) saving plan will be increased for the affected employees from the current 10%, to 75% on the first six percent of eligible compensation deferred, effective June 30, 2008.

NOTE 9 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

Net postretirement benefit cost includes the following components:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007

Interest cost	295	307
Amortization of prior service credits	(884)	(884)
Amortization of net actuarial losses from prior periods	162	184
Total	$ (427)	$ (393)

The funding policy is to pay claims as they occur.  Payments for postretirement health benefits, net of retiree contributions, were approximately $346 for the first quarter of 2008.

NOTE 10 – SEGMENT REPORTING

Information about our operations by reportable segment for the 13-week periods ended March 30, 2008 and April 1, 2007 is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external customers	2008	$ 113,924	$ 25,566	$ 61,330	$ 5,057	$ 1,308	$ 207,185
	2007	121,653	32,598	65,609	6,149	1,422	227,431
Operating income (loss)	2008	$ 4,967	$ 376	$ 4,934	$ 478	$ (799)	$ 9,956
	2007	1	910	8,065	1,119	(495)	9,600

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	March 30,	April 1,
	2008	2007
Operating income	$ 9,956	$ 9,600
Restructuring and asset impairment	(173)	(1,997)
Amortization of net actuarial losses	(5,210)	(7,026)
Other unallocated pension	315	94
Other unallocated	(100)	(261)
LIFO adjustment	263	(45)
Total other expense, primarily interest	(679)	(729)
Income (loss) from continuing operations before income taxes	$ 4,372	$ (364)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  We have a discounted reserve of $1,055 that we currently believe is adequate to cover the Company’s portion of the total future potential costs of remediation.  In addition, we have undiscounted reserves totaling $593 for environmental remediation at one previously owned facility and one currently owned facility.

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

Because such statements deal with future events, actual results for fiscal year 2008 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 (Annual Report).  You should read this Management Discussion and Analysis in conjunction with those risk factors and the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included in our Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, fair value measurements, deferred taxes, inventories, contingent liabilities, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  There were no significant changes in these critical accounting policies and estimates in the first quarter of 2008, except as discussed below.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Fair Value Measurements

Effective December 31, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  SFAS 157 does not require any new fair value measurements, but is applicable under most current accounting pronouncements that require or permit fair value measurements.

The new standard provides guidance on the methods used to measure fair value, including the market, income, and cost approach.  These approaches require us to use certain assumptions in our models that market participants would use in pricing assets and liabilities.  The models may use readily observable, market corroborated, or generally unobservable inputs.

The new standard also requires expanded disclosures related to fair value measurements.  Assets and liabilities that are measured at fair value on a recurring basis (at least annually) subsequent to initial recognition will be classified and disclosed in one of the following three categories:

•

Level 1 – Quoted market prices in active markets for identical assets or liabilities

•

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

•

Level 3 – Unobservable inputs that are not corroborated by market data.

We do not have any financial instruments carried at fair value that required a cumulative effect adjustment to beginning retained earnings and there was no material effect on our consolidated results of operations, financial position, or cash flows as a result of the adoption of SFAS 157.  We currently do not have any financial assets or liabilities measured at fair value that would require the expanded disclosures under SFAS 157.  The new standard does apply to the plan assets of our qualified defined benefit pension plan; however, the fair value of the plan assets are generally only determined on an annual basis at fiscal year-end.  We do not expect that the change in value as a result of adopting SFAS 157 will be material.

We are not required to apply the new standard to nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis until 2009.  The major categories of nonfinancial assets and liabilities that apply to us include goodwill, trademark intangible asset, and property and equipment reported at fair value as a result of impairment testing.

Share-Based Compensation

During the first quarter of 2008, the Company awarded 312,600 shares of nonvested performance-based stock which vest subject to attainment of a pre-determined performance goal by the Company by fiscal year-end 2009.  The performance goal is a cumulative goal which allows partial vesting if a minimum level of performance is attained over the two-year period.  If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted and automatically vested upon performance above the target level.

The amount of compensation expense recognized is dependent on the total amount of performance-based shares we expect to vest.  This requires us to evaluate the probability of achieving the performance goal and assess the level of goal achievement each quarter.  The amount of compensation expense recorded is subject to adjustment based on changes in our expectations and the actual level of achievement of the performance goal.

QUARTER HIGHLIGHTS

•

Net income was $2.5 million, or $0.09 per share, up substantially from a loss of $0.8 million, or $0.03 per share, in the first quarter of 2007.

•

Operating cash flow of $19.5 million was up significantly over the $4.6 million generated in the first quarter of 2007.

•

Net debt in the first quarter declined by $9.7 million from year-end 2007.

•

On April 21, 2008, the Company announced it was modifying its qualified defined benefit pension plan for the approximate one-third of its employees still accruing benefits under the plan.  Effective June 30, 2008, these participants will cease accruing pension benefits and the final pension benefit amount will be based on pay and service through June 29, 2008.  As a result, we will record a curtailment gain of approximately $0.7 million in the second quarter of 2008.

The company match in the 401(k) saving plan will be increased for the affected employees from the current 10% to 75% on the first six percent of eligible compensation deferred, effective June 30, 2008.

We expect to realize annualized savings of approximately $7.0 million as a result of these changes.  Second half 2008 savings should be approximately half of that rate.  In addition, we have estimated that the pension liability will decrease and shareholders’ equity will increase by approximately $20 million following this change.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion is focused on continuing operations.  Unless otherwise noted, references to 2008 and 2007 refer to the 13-week periods ended March 30, 2008 and April 1, 2007.

Consolidated Summary

We evaluate the Company’s financial results and those of our segments on the basis of income from continuing operations excluding restructuring charges, asset impairments, pension loss amortization, and pension settlements, referred to as “Adjusted Operating Income.”  We believe that this non-GAAP financial measure enhances the understanding of our results of operations due to the non-operational nature of the excluded items and the significant and varying effect they have on our reported results from period to period.   This presentation is consistent with the manner in which our Board of Directors establishes incentives and internally evaluates performance.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

•

In 2007, we announced plans to reduce our annual operating costs by $40.0 million in order to improve profitability, maintain competitiveness, and fund future initiatives essential to the Company’s strategy.  Restructuring expense during 2007 totaled $8.0 million.  Second half 2007 costs and expenses were $17.5 million lower than the first half 2007, indicating an annualized rate of savings of $35.0 million.  The restructuring plan continued to produce benefits in the first quarter 2008, contributing to the significant reduction in SG&A expense and stable gross margin percentages in the face of declining revenue.  We estimate that costs and expenses were approximately $9.9 million lower in the first quarter 2008 compared to the first quarter 2007 as a result of the cost reduction program, which indicates an annualized savings rate of nearly $40.0 million.

•

Adjusted Operating Income in the first quarter of 2008 was $10.4 million, up 10.6% from the prior year, despite a decrease in consolidated revenues of $20.2 million.  The decline in revenue was attributable to the loss of label business at a large pharmacy during 2007, accounting for approximately one-third of the decrease.  Revenue from other sources was down 6.0%, reflecting continuing pricing pressures and lower unit sales in accounts sensitive to the economic downturn.

•

Paper price increases were announced for the first quarter of 2008 in the six-to-seven percent range.  We have increased our selling prices and are currently negotiating with customers to recover these paper cost increases.  Despite a competitive marketplace, we have generally been able to pass through these paper cost increases, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments. The table also reconciles our presentation of Adjusted Operating Income to Income (Loss) from Continuing Operations on a GAAP basis.

	2008	% Chg	2007
Revenue
Document Management	$ 113.9	-6.4%	$ 121.7
Label Solutions	25.6	-21.5%	32.6
POD Services	61.3	-6.6%	65.6
Document Systems	5.1	-16.4%	6.1
PathForward	1.3	-7.1%	1.4
Consolidated Revenue	$ 207.2	-8.9%	$ 227.4

		% Rev		% Rev
Gross Margin
Document Management	$ 35.0	30.7%	$ 35.6	29.3%
Label Solutions	8.5	33.2%	9.8	30.1%
POD Services	23.1	37.7%	27.9	42.5%
Document Systems	2.2	43.1%	2.8	45.9%
PathForward	(0.1)	-7.7%	(0.1)	-7.1%
Total Segments	68.7	33.2%	76.0	33.4%
LIFO Adjustment	0.3		-
Consolidated Gross Margin	$ 69.0	33.3%	$ 76.0	33.4%

Depreciation & Amortization	6.8	3.3%	6.7	2.9%
SG&A Expense (1)	51.8	25.0%	59.9	26.3%

Operating Income (Loss)
Document Management	$ 4.9	4.3%	$ -	0.0%
Label Solutions	0.4	1.6%	0.9	2.8%
POD Services	4.9	8.0%	8.1	12.3%
Document Systems	0.5	9.8%	1.1	18.0%
PathForward	(0.8)	-61.5%	(0.5)	-35.7%
Total Segments	$ 9.9	4.8%	$ 9.6	4.2%
LIFO and Other Unallocated	0.5		(0.2)
Adjusted Operating Income	10.4	5.0%	9.4	4.1%

Restructuring	-		(2.4)
Asset Impairments	(0.1)		0.4
Pension Loss Amortization	(5.2)		(7.1)
Operating Income	5.1		0.3
Interest and Other Expense	(0.7)		(0.7)
Income (Loss) Before Taxes	4.4		(0.4)

Income Tax (Expense) Benefit	(1.9)		0.2
% Rate	43.0%		48.1%
Income (Loss) from Continuing Operations	$ 2.5		$ (0.2)

(1) SG&A expense above excludes pension loss amortization.

Document Management

Document Management revenue in the first quarter of 2008 was $113.9 million, down $7.8 million or 6.4% compared with the same period of 2007.  Document Management unit sales were down approximately 11.1% while overall pricing was about 5.4% higher, the latter primarily reflecting the recovery of higher paper costs.

Document Management gross margin in the first quarter of 2008 was down $0.6 million versus the first quarter 2007. However, for those same periods, gross margin as a percentage of revenue improved to 30.7% compared with 29.3%.  The decrease in gross margin resulting from the decline in unit sales was mitigated by lower manufacturing costs.

Despite lower revenue and gross margin, operating income increased $4.9 million compared to the first quarter of 2007.  Restructuring actions taken in 2007 resulted in lower SG&A expenses allocated in the first quarter 2008.

Label Solutions

Label Solutions revenue decreased $7.0 million and gross margin decreased $1.3 million in the first quarter of 2008 compared with the same period in 2007, attributable primarily to the loss of a single pharmacy account during 2007.  As a percentage of revenue, gross margin improved to 33.2% compared with 30.1% in the first quarter of 2007.

Operating income decreased by a modest $0.5 million, as the lower gross margin was offset by lower SG&A expenses allocated in the first quarter 2008.

POD Services

POD Services revenue was down $4.3 million, or 6.6%, primarily due to a decline in unit sales.  Short-run offset products continued to decline during the quarter and accounted for $2.4 million of the decrease.  One existing digital print customer accounted for another $2.7 million of the decrease due to a change in on-going expected product usage.  Service revenue continued to increase during the quarter as compared with 2007 and accounted for 15.4% of revenues as compared to 13.4% of revenues in the first quarter of 2007.

The gross margin decreased by $4.8 million in 2008 compared to the first quarter of 2007.  As a percentage of revenue, the gross margin was 37.7% versus 42.5% in 2007.  The decline was primarily a result of the decreased unit sales.

Operating income was down $3.2 million as a result of the reduced gross margin of $4.8 million, offset in part by a decrease in the SG&A expense allocation.

Document Systems

Document Systems reported revenue of $5.1 million, down $1.0 million compared with the relatively strong first quarter 2007.  Lower software sales and the accompanying professional services contributed to the decrease in revenue and gross margin.  First quarter 2008 results were generally in line with the most recent three consecutive quarters.

PathForward

The quarter’s revenue and gross margin for PathForward were not significantly different from the first quarter 2007.

Operating income decreased $0.3 million as a result of increased depreciation and higher SG&A expense allocated to the segment.

Selling, General, and Administrative (SG&A) Expenses

As shown in the table below, excluding pension amortization, SG&A expense decreased by $8.0 million in the first quarter 2008 as compared to 2007.  The decrease is primarily a result of the restructuring actions completed in 2007.

	2008	2007
Total selling, general and administrative expense	$ 57.0	$ 67.0
Amortization of pension net acturial losses	(5.2)	(7.1)
Selling, general and administrative expense, excluding the above	$ 51.8	$ 59.9

Services

Revenue generated by services across all segments was $18.4 million or 8.9% of total revenue, compared with 7.7% of revenue in the first quarter of 2007.  Services comprise a generally increasing share of the revenue mix in our POD Services, Document Systems, and PathForward segments, as indicated in the table below.

	2008	% Rev	2007	% Rev
Service Revenue
Document Management	$ 5.9	5.2%	$ 6.1	5.0%
Label Solutions	-		-
POD Services	9.5	15.5%	8.8	13.4%
Document Systems	1.8	35.3%	1.7	27.9%
PathForward	1.2	92.3%	0.8	57.1%
Total	$ 18.4	8.9%	$ 17.4	7.7%

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

The major elements of the Statements of Cash Flows are summarized below:

	13 Weeks Ended
	March 30,	April 1,
CASH INFLOW (OUTFLOW)	2008	2007
Net income plus non-cash items	$ 18.4	$ 17.2
Working capital	8.7	(5.8)
Restructuring payments	(0.3)	(0.7)
Contributions to qualified pension plan	(5.0)	(5.0)
Other (1)	(2.3)	(1.1)
Net cash provided by operating activities	19.5	4.6
Capital expenditures	(3.2)	(8.1)
Proceeds from sale of plant and equipment	-	0.1
Net cash used in investing activities	(3.2)	(8.0)
Net change in borrowings under credit facility	(7.0)	11.3
Dividends paid	(6.6)	(6.7)
Net cash (used in) provided by financing activities	(13.6)	4.6
Net change in cash	$ 2.7	$ 1.2
Memo:
Add back debt paid (borrowed)	7.0	(11.3)
Cash flow before change in debt	$ 9.7	$ (10.1)

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $14.9 million higher in the first quarter of 2008 compared with the same period of 2007. This increase was primarily driven by improved operating results and lower working capital requirements.

We contributed $5 million to our qualified defined benefit pension plan in the first three months of 2008 and 2007.  We currently have a mandatory pension-funding requirement of approximately $20 million for 2008.

Investing Activities

Capital expenditures totaled $3.2 million thus far in 2008, which is down approximately $4.9 million compared to spending in the prior year.  Capital expenditures in the first quarter are lower than levels expected for the remaining quarters of 2008. We expect our capital spending for the year to be approximately $20 million.

Financing Activities

As a result of increases in available cash due to improved working capital management, cost savings, and relatively low capital expenditures, we reduced borrowings under our revolving credit facility by $7.0 million in the first quarter of 2008.

Dividend payments to shareholders were consistent in both periods.

Capital Structure

	March 30,	December 30,
	2008	2007	Change
Total Debt	$ 45.0	$ 52.0	$ (7.0)
Less Cash and Short-term Investments	(3.4)	(0.7)	(2.7)
Net Debt	41.6	51.3	(9.7)

Equity	115.5	110.0	5.5
Total	$ 157.1	$ 161.3	$ (4.2)
Net Debt:Total Capital	26%	32%

Our net debt decreased $9.7 million in the first quarter of 2008, reflecting the $7.0 million decrease in borrowings and a $2.7 million increase in cash reserves.  Net debt represented 26% of total capital at quarter end, compared to 32% at the beginning of the year.  The Company believes its balance sheet reflects a strong financial condition.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2007 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations, capital expenditures, and pension.  We have mandatory pension funding requirements of $20 million in 2008, of which $5 million has already been contributed.

Recently Adopted Accounting Pronouncements

Effective December 31, 2007, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits us to voluntarily choose, at specified election dates, to measure specified financial assets and liabilities and other items at fair value that are not currently required to be measured at fair value.  Subsequent changes in fair value would then be required to be reported in earnings each reporting period.  At the date of adoption, we did not elect the fair value option for eligible items that existed at December 31, 2007; therefore, the adoption of this standard did not have any effect on our consolidated results of operations, financial position, or cash flows.  Any future effect will be dependent upon the nature and amount of eligible items that the Company elects to account for using the fair value option.

Effective December 31, 2007, the Company adopted EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital instead of a credit to income tax expense.  The amount recognized in additional paid-in capital is available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of this standard did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms.  There have been no material changes in the Company’s exposure to these items since the Company’s disclosure in Item 7A, Part II of our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of March 30, 2008.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the first quarter of fiscal 2008, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A - RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 30, 2007 in response to Item 1A to Part I of Form 10-K.

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

May 2, 2008

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Senior Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)

21