Form 10-Q
period 2008-06-29
STANDARD REGISTER CO
filed 2008-08-06
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2008
Common stock, $1.00 par value	24,034,428 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 29, 2008

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 26-Week Periods Ended June 29, 2008 and July 1, 2007	3

b)	Consolidated Balance Sheets
	as of June 29, 2008 and December 30, 2007	4

c)	Consolidated Statements of Cash Flows
	for the 26-Week Periods Ended June 29, 2008 and July 1, 2007	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		12
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		19

Item 4. Controls and Procedures		20

Part II – Other Information

Item 1. Legal Proceedings		21

Item 1A. Risk Factors		21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		21

Item 3. Defaults upon Senior Securities		21

Item 4. Submission of Matters to a Vote of Security Holders		21

Item 5. Other Information		21

Item 6. Exhibits		22

Signatures		22

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
REVENUE
Products	$ 181,816	$ 191,715	$ 370,629	$ 401,767
Services	17,011	19,450	35,383	36,829
Total revenue	198,827	211,165	406,012	438,596
COST OF SALES
Products	119,986	132,398	246,743	273,362
Services	11,154	11,602	22,561	22,134
Total cost of sales	131,140	144,000	269,304	295,496
GROSS MARGIN	67,687	67,165	136,708	143,100
OPERATING EXPENSES
Selling, general, and administrative	58,213	67,561	115,179	134,479
Depreciation and amortization	6,571	6,590	13,402	13,245
Asset impairments	-	(342)	164	(751)
Restructuring charges	(4)	1,752	5	4,158
Total operating expenses	64,780	75,561	128,750	151,131
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,907	(8,396)	7,958	(8,031)
OTHER INCOME (EXPENSE)
Interest expense	(523)	(886)	(1,284)	(1,683)
Other income	47	99	129	167
Total other expense	(476)	(787)	(1,155)	(1,516)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	2,431	(9,183)	6,803	(9,547)
INCOME TAX EXPENSE (BENEFIT)	1,041	(3,824)	2,919	(3,999)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,390	(5,359)	3,884	(5,548)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	-	(81)	-	(725)
Gain on sale of discontinued operations, net of taxes	2	816	4	821
NET INCOME (LOSS)	$ 1,392	$ (4,624)	$ 3,888	$ (5,452)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.05	$ (0.19)	$ 0.14	$ (0.19)
Loss from discontinued operations	-	-	-	(0.03)
Gain on sale of discontinued operations	-	0.03	-	0.03
Net income (loss) per share	$ 0.05	$ (0.16)	$ 0.14	$ (0.19)
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.46	$ 0.46

NET INCOME (LOSS)	$ 1,392	$ (4,624)	$ 3,888	$ (5,452)
Net actuarial losses	(2,397)	-	(2,397)	-
Net actuarial loss reclassification	3,239	6,387	6,477	10,733
Net prior service credit reclassification	(926)	(480)	(1,401)	(958)
COMPREHENSIVE INCOME	$ 1,308	$ 1,283	$ 6,567	$ 4,323

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 29,	December 30,
A S S E T S	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$ 4,114	$ 697
Accounts and notes receivable, less allowance for doubtful
accounts of $1,606 and $1,931	108,622	130,212
Inventories	40,560	45,351
Deferred income taxes	13,387	13,387
Prepaid expense	11,054	9,136
Total current assets	177,737	198,783

PLANT AND EQUIPMENT
Land	2,336	2,336
Buildings and improvements	62,305	63,640
Machinery and equipment	195,356	198,664
Office equipment	156,650	158,984
Construction in progress	7,724	6,013
Total	424,371	429,637
Less accumulated depreciation	319,888	318,662
Total plant and equipment, net	104,483	110,975

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,249	1,304
Software development costs, net	2,968	3,317
Deferred tax asset	76,171	80,852
Other	15,505	17,758
Total other assets	102,450	109,788

Total assets	$ 384,670	$ 419,546

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 29,	December 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES
Current portion of long-term debt	$ 159	$ 21
Accounts payable	26,920	32,147
Accrued compensation	21,198	23,312
Deferred revenue	2,801	2,404
Other current liabilities	24,375	29,479
Total current liabilities	75,453	87,363

LONG-TERM LIABILITIES
Long-term debt	35,319	51,988
Pension benefit obligation	127,996	133,647
Retiree health care obligation	19,275	19,496
Deferred compensation	10,703	12,010
Other long-term liabilities	5,200	5,083
Total long-term liabilities	198,493	222,224

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,017,302 and 25,979,167 shares	26,017	25,979
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	61,202	60,318
Accumulated other comprehensive losses	(110,125)	(112,804)
Retained earnings	179,000	181,776
Treasury stock at cost:
1,982,874 and 1,976,990 shares	(50,095)	(50,035)
Total shareholders' equity	110,724	109,959

Total liabilities and shareholders' equity	$ 384,670	$ 419,546

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	June 29,	July 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 3,888	$ (5,452)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	13,402	13,445
Restructuring charges	-	4,158
Asset impairments	164	(751)
Gain on sale of discontinued operations	-	(1,322)
Pension and postretirement benefit expense	11,713	20,910
Share-based compensation	732	1,343
Deferred tax expense (benefit)	2,921	(3,944)
Other	757	441
Changes in operating assets and liabilities:
Accounts and notes receivable	21,590	15,124
Inventories	4,791	1,970
Restructuring spending	(395)	(3,204)
Accounts payable and accrued expenses	(5,336)	(11,974)
Pension and postretirement benefit obligations	(13,047)	(18,734)
Deferred compensation payments	(826)	(6,169)
Other assets and liabilities	(41)	6,247
Net cash provided by operating activities	40,313	12,088

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,657)	(14,468)
Proceeds from sale of discontinued operations	-	2,500
Proceeds from sale of plant and equipment	22	141
Net cash used in investing activities	(6,635)	(11,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(16,988)	13,000
Principal payments on long-term debt	(21)	(311)
Proceeds from issuance of common stock	186	220
Dividends paid	(13,378)	(13,349)
Purchase of treasury stock	(60)	(349)
Net cash used in financing activities	(30,261)	(789)
Effect of exchange rate changes on cash	-	40

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,417	(488)

Cash and cash equivalents at beginning of period	697	488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,114	$ -

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

NOTE 3 – RESTRUCTURING CHARGES

The 2007 restructuring plan and costs are described in Note 3 to the Consolidated Financial Statements included in our Annual Report.  Restructuring costs in the first half of 2008 were primarily for additional employee outplacement assistance that is required to be expensed as incurred.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

A summary of the 2007 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2007	in 2008	2008
Severance and employer related costs	$ 404	$ (395)	$ 9
Total	$ 404	$ (395)	$ 9

Subsequent Event

We have elected to integrate several of our production and distribution centers within our Print On Demand (POD) Services segment in order to improve efficiency and reduce cost.  This move is in response to a changing product mix away from traditional short-run offset to increased print-on-demand.  It allows us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We will close two production facilities and integrate three other production facilities with warehouses.  We expect to have one-time employee related termination costs of approximately $600; contract termination costs of $2,400; and other associated exit costs of $400.  This will result in annualized cost savings of approximately $3,000 in compensation and facility rent. These actions are expected to be completed by the end of 2008.

We also are implementing a plan to redesign our sales support infrastructure to more of a centralized model.  Over the next twelve months, we will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  This action will generate approximately $5,600 annually in compensation and related cost savings.    We expect to record approximately $1,500 of restructuring costs over this period, primarily for one-time employee related termination costs.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 29,	December 30,
	2008	2007
Finished Products	$ 34,416	$ 38,197
Jobs In Process	2,768	3,181
Materials and Supplies	3,376	3,973
Total	$ 40,560	$ 45,351

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 29,	December 30,
	2008	2007
Non-income taxes	$ 5,746	$ 5,158
Customer deposits and rebates	6,031	2,969
Dividends payable	-	6,714
Current portion of pension and postretirement obligations	3,636	3,636
Other current liabilities	8,962	11,002
Total	$ 24,375	$ 29,479

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
(Shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding - basic	28,754	28,677	28,745	28,656
Effect of potentially dilutive securities	19	-	14	-
Weighted average shares outstanding - diluted	28,773	28,677	28,759	28,656

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.   No outstanding options were included in the computation of diluted EPS for the 13 and 26-week periods ended June 29, 2008 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13 and 26-week periods ending July 1, 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 7 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Nonvested stock awards, service based	$ 97	$ 347	$ 146	$ 692
Nonvested stock awards, performance based	204	329	272	659
Stock options	210	142	314	239
Total share-based compensation expense	511	818	732	1,590
Tax effect on share-based compensation expense	203	325	290	631
Net effect included in continuing operations	$ 308	$ 347	$ 442	$ 748
Net effect included in discontinued operations	$ -	$ 146	$ -	$ 211

Stock Options

During the second quarter of 2008, we granted 195,700 stock option awards.  The fair value of stock options granted was estimated at $1.57 per share, using the Black-Scholes option-pricing model, and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  The assumptions used to calculate fair value include a weighted-average risk-free interest rate of 2.8%; dividend yield of 9.67%; expected life of 4 years; and expected volatility of 42%.

Stock Awards

During 2008, we awarded 36,650 shares of nonvested stock with a fair value of $9.48 per share and 35,210 shares of nonvested stock with a fair value of $9.51 per share that vest based on service requirements.  The fair value of the service-based stock awards granted was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.

During the first quarter of 2008, the Company awarded 312,600 shares of nonvested performance-based stock which vest subject to attainment of a pre-determined Company performance goal by fiscal year-end 2009.  These shares are entitled to receive dividends during the performance period and have voting rights.

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

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Service cost of benefits earned	$ 1,667	$ 1,875	$ 3,334	$ 4,090
Interest cost on projected benefit obligation	7,006	7,088	14,012	14,298
Expected return on plan assets	(7,321)	(7,117)	(14,642)	(14,233)
Amortization of prior service costs	95	90	190	180
Amortization of net actuarial loss from prior periods	5,209	7,113	10,419	14,139
Curtailment gain	(746)	-	(746)	-
Settlement loss	-	3,222	-	3,222
Total	$ 5,910	$ 12,271	$ 12,567	$ 21,696

On April 21, 2008, the Company announced it was modifying its qualified and nonqualified defined benefit pension plans for participants still accruing benefits under the plans.  Effective June 30, 2008, these participants ceased accruing pension benefits and final pension benefit amounts will be based on pay and service through June 29, 2008.  Company match in the 401(k) savings plan was increased for the affected employees from the current 10%, to 75% on the first six percent of eligible compensation deferred, effective June 30, 2008.

As a result, we remeasured our pension obligations under these plans as of June 29, 2008.  The plan modification resulted in a reduction of our pension obligations of $23,213 which was recorded as a reduction in the pension liability, a $9,218 reduction in noncurrent deferred tax assets, and a net increase to other comprehensive income of $13,995.    This action also resulted in a one-time curtailment gain of $746 recorded in the second quarter of 2008.

Additionally, as part of the remeasurement, plan asset valuations and actuarial assumptions were also updated, and we recognized a net actuarial loss of $27,189 primarily due to the actual rate of investment return on the qualified plan being less than the expected rate of return.  The actuarial loss increased our pension liability by $27,189, increased noncurrent deferred taxes by $10,797, with a net decrease in other accumulated comprehensive income of $16,392.

As a result of associates retiring and electing a lump-sum payment of their pension benefit from the nonqualified defined benefit pension plan, we recognized a settlement in 2007.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.   As part of the settlement, we recognized a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.  This non-cash charge of $3,222 is included in net periodic benefit cost.

NOTE 9 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Interest cost	295	307	590	614
Amortization of prior service cost	(884)	(884)	(1,768)	(1,768)
Amortization of net actuarial loss from prior periods	162	184	324	368
Total	$ (427)	$ (393)	$ (854)	$ (786)

The funding policy is to pay claims as they occur.  As of June 29, 2008, we paid $811 to cover to cover claims under our postretirement medical plan and currently expect to pay an additional $800 to cover benefit claims during the remainder of 2008.

NOTE 10 – SEGMENT REPORTING

Information about the Company’s operations by segment for the 13-week periods ended June 29, 2008 and July 1, 2007 is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external customers	2008	$ 108,475	$ 26,825	$ 56,266	$ 5,979	$ 1,282	$ 198,827
	2007	117,697	27,727	58,613	5,592	1,536	211,165
Operating income (loss)	2008	$ 3,823	$ 240	$ 2,590	$ 886	$ (623)	$ 6,916
	2007	354	591	1,829	903	(62)	3,615

Information about the Company’s operations by segment for the 26-week periods ended June 29, 2008 and July 1, 2007 is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external customers	2008	$ 222,399	$ 52,391	$ 117,596	$ 11,036	$ 2,590	$ 406,012
	2007	239,350	60,325	124,222	11,741	2,958	438,596
Operating income (loss)	2008	$ 8,790	$ 616	$ 7,524	$ 1,364	$ (1,422)	$ 16,872
	2007	355	1,501	9,894	2,022	(557)	13,215

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Segment operating income	$ 6,916	$ 3,615	$ 16,872	$ 13,215
Restructuring and asset impairment	4	(1,410)	(169)	(3,407)
Amortization of prior period pension losses	(5,209)	(7,113)	(10,419)	(14,139)
Pension curtailment and settlement	746	(3,222)	746	(3,222)
Other unallocated pension	315	(28)	630	66
Other unallocated	237	3	137	(258)
LIFO adjustment	(102)	(241)	161	(286)
Total other expense, primarily interest	(476)	(787)	(1,155)	(1,516)
Income (loss) from continuing operations before income taxes	$ 2,431	$ (9,183)	$ 6,803	$ (9,547)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  We have a discounted reserve of $1,055 that we currently believe is adequate to cover the Company’s portion of the total future potential costs of remediation.   In addition, we have undiscounted reserves totaling $509 for environmental remediation at one previously owned facility and one currently owned facility.

Item 2 -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  All statements regarding our expected future financial condition, revenues or revenue growth, Adjusted Operating Income improvement, projected costs or cost savings, cash flows and future cash obligations, dividends, capital expenditures,  business strategy, competitive positions, growth opportunities for existing products or products under development, and objectives of management are forward-looking statements that involve certain risks and uncertainties.  In addition, forward-looking statements include statements in which we use words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.   These forward-looking statements are based on current expectations and estimates; we cannot assure you that such expectations will prove to be correct.  The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, fair value measurements, deferred taxes, inventories, contingent liabilities, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  Management believes there were no significant changes in these critical accounting policies and estimates in the first half of 2008, except as discussed below.

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

Share-Based Compensation

During the first quarter of 2008, the Company awarded 312,600 shares of nonvested performance-based stock which vest subject to attainment of a pre-determined performance goal by the Company by fiscal year-end 2009.  The performance goal is a cumulative goal which allows partial vesting if a minimum level of performance is attained over the two-year period.  If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares would be granted and automatically vested upon performance above the target level.

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

FIRST HALF HIGHLIGHTS

•

Net income was $3.9 million, or $.14 per share, up substantially from a loss of $5.5 million, or $0.19 per share, in the first half of 2007.

•

Operating cash flow of $40.3 million was up significantly over the $12.1 million generated in the first half of 2007.

•

Net debt in the first half declined by $19.9 million from year-end 2007.

•

Paper prices have continued to increase during the first half 2008.  We have increased our selling prices and are currently negotiating with customers to recover these paper cost increases.  Despite a competitive marketplace, we have generally been able to pass through these paper cost increases, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.  We expect this trend to continue.

•

In April 2008, the Company announced it was modifying its qualified and nonqualified defined benefit pension plans for employees still accruing benefits under the plans.  Effective June 30, 2008, these participants ceased accruing pension benefits and the final pension benefit amount will be based on pay and service through June 29, 2008.  As a result, we recorded a curtailment gain of $0.7 million in the second quarter of 2008.  Additionally, we reduced our pension liabilities by $23.2 million to reflect the reduction in plan obligations as a result of the plan modification. However, as part of the remeasurement, asset valuations and actuarial assumptions were also updated which resulted in an increase in our pension liabilities of $27.2 million, primarily reflecting the decline in the fair value of assets in the first half of 2008.   After accounting for contributions and benefit payments, the net pension liability decreased from $135.1 million at the beginning of the year to $129.6 million at the end of June.

The company match in the 401(k) saving plan was increased for the affected employees from the current 10% to 75% on the first six percent of eligible compensation deferred, effective June 30, 2008.

We expect to realize annualized savings of approximately $6 million as a result of these changes.  Second half 2008 savings should be approximately half of that annual rate.

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

Consolidated results

•

During the first half of 2008, the Company’s revenue has been under pressure from several aspects.  Adoption of digital technologies has continued to decrease revenues from traditional print.  In addition to this ongoing trend, the decline in the overall economy has led to weaker pricing in an already over-supplied and competitive industry as customers increasingly are forced to seek further cost savings in their own operations.  Economic conditions have also resulted in lower demand for certain growth-targeted products as a result of customers reducing their production levels in response to the downturn in the economy.

•

Adjusted Operating Income in the first half of 2008 was $18.5 million, up 45.7% from the prior year, despite the decrease in consolidated revenues of $32.6 million.  A significant reduction in costs from the cost reduction plans implemented in mid 2007 was largely responsible for the earnings growth.

•

In 2007, we implemented plans to reduce our annual operating costs by $40 million in order to improve profitability, maintain competitiveness, and fund future initiatives essential to the Company’s strategy.  Restructuring expense during 2007 for these actions totaled $8.0 million.  Second half 2007 costs and expenses were $17.5 million lower than the first half 2007.  The restructuring actions continued to produce benefits in the first half 2008, contributing to the significant reduction in SG&A expense and increasing gross margin percentages in the face of declining revenue.  We estimate that costs and expenses were approximately $19.8 million lower in the first half of 2008 compared with the first half of 2007 as a result of the cost reduction program.

•

We have elected to integrate several of our production and distribution centers within our Print On Demand (POD) Services segment in order to improve efficiency and reduce cost.  This move is in response to a changing product mix away from traditional short-run offset to increased print-on-demand.  It allows us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We will close two production facilities and integrate three other production facilities with warehouses.  We expect to have one-time employee related termination costs of approximately $0.6 million; contract termination costs of $2.4 million; and other associated exit costs of $0.4 million.  This will result in annualized cost savings of approximately $3.0 million in compensation and facility rent. These actions are expected to be completed by the end of 2008.

•

We also are implementing a plan to redesign our sales support infrastructure to more of a centralized model.  Over the next twelve months, we will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  This action will generate approximately $5.6 million annually in compensation and related cost savings.  We expect to record approximately $1.5 million of restructuring costs over this period, primarily for one-time employee related termination costs.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments.  The table also reconciles our presentation of Adjusted Operating Income to Income (Loss) from Continuing Operations on a GAAP basis.

	13 Weeks Ended				26 Weeks Ended
	June 29,		July 1,		June 29,		July 1,
	2008		2007	% Chg	2008		2007	% Chg
Revenue
Document Management	$ 108.5		$ 117.7	-7.8%	$ 222.4		$ 239.4	-7.1%
Label Solutions	26.8		27.7	-3.2%	52.4		60.3	-13.1%
POD Services	56.2		58.6	-4.1%	117.5		124.2	-5.4%
Document Systems	6.0		5.6	7.1%	11.1		11.7	-5.1%
PathForward	1.3		1.6	-18.8%	2.6		3.0	-13.3%
Consolidated Revenue	$ 198.8		$ 211.2	-5.9%	$ 406.0		$ 438.6	-7.4%

		% Rev		% Rev		% Rev		% Rev
Gross Margin
Document Management	$ 34.5	31.8%	$ 34.0	28.9%	$ 69.5	31.3%	$ 69.6	29.1%
Label Solutions	8.9	33.2%	9.4	33.9%	17.4	33.2%	19.2	31.8%
POD Services	21.5	38.3%	21.0	35.8%	44.6	38.0%	48.9	39.4%
Document Systems	2.8	46.7%	2.7	48.2%	5.0	45.0%	5.5	47.0%
PathForward	0.1	7.7%	0.3	18.8%	-	0.0%	0.2	6.7%
Total Segments	67.8	34.1%	67.4	31.9%	136.5	33.6%	143.4	32.7%
LIFO Adjustment	(0.1)		(0.2)		0.2		(0.2)
Consolidated Gross Margin	$ 67.7	34.1%	$ 67.2	31.8%	$ 136.7	33.7%	$ 143.2	32.6%

Depreciation & Amortization	6.6	3.3%	6.6	3.1%	13.4	3.3%	13.3	3.0%
SG&A Expense (1)	53.0	26.7%	57.3	27.1%	104.8	25.8%	117.2	26.7%

Operating Income (Loss)
Document Management	$ 3.8	3.5%	$ 0.3	0.3%	$ 8.7	3.9%	$ 0.4	0.2%
Label Solutions	0.2	0.7%	0.6	2.2%	0.6	1.1%	1.5	2.5%
POD Services	2.6	4.6%	1.8	3.1%	7.5	6.4%	9.9	8.0%
Document Systems	0.9	15.0%	0.9	16.1%	1.4	12.6%	2.0	17.1%
PathForward	(0.6)	-46.2%	-	0.0%	(1.4)	-53.8%	(0.6)	-20.0%
Total Segments	$ 6.9	3.5%	$ 3.6	1.7%	$ 16.8	4.1%	$ 13.2	3.0%
LIFO and Other Unallocated	1.2		(0.3)		1.7		(0.5)
Adjusted Operating Income	8.1	4.1%	3.3	1.6%	18.5	4.6%	12.7	2.9%

Restructuring	-		(1.7)		-		(4.1)
Asset Impairments	-		0.3		(0.1)		0.7
Pension Loss Amortization	(5.2)		(7.1)		(10.4)		(14.1)
Pension Settlement	-		(3.2)		-		(3.2)
Operating Income	2.9		(8.4)		8.0		(8.0)
Interest and Other Expense	(0.5)		(0.8)		(1.2)		(1.5)
Income (Loss) Before Taxes	2.4		(9.2)		6.8		(9.5)
Income Tax (Expense) Benefit	(1.0)		3.8		(2.9)		4.0
% Rate	41.7%		41.3%		42.6%		42.1%
Income (Loss) from Continuing Operations	$ 1.4		$ (5.4)		$ 3.9		$ (5.5)

(1) SG&A expense above excludes pension loss amortization and pension settlements.

Document Management

Document Management revenue in the first half of 2008 was $222.4 million, down $17.0 million or 7.1% compared with the same period of 2007.  Unit sales were down approximately 11.0% while overall pricing was about 3.9% higher, the latter primarily reflecting the recovery of higher paper costs.  The rate of decline in unit sales was higher than expected and partially reflects increased pressure on customers to cut costs in response to the continued overall downturn in the economy during this period.  Customer cost-cutting initiatives have led to decreased demand as well as significant price competition within the market in this segment.

Despite the $17.0 million decrease in revenue, gross margin for the first half of 2008 was approximately equal to the first half of 2007.  As a percentage of revenue, gross margin improved to 31.3% compared with 29.1%.  This improvement reflects the prior year cost reduction carried forward to this year, plus ongoing cost reduction efforts.

Operating income increased $8.3 million compared with the first half of 2007, primarily from a decrease in our overall  SG&A expense, which resulted in a lower expense allocation to this segment.

Label Solutions

Label Solutions revenue decreased $7.9 million and gross margin decreased $1.8 million in the first half of 2008 compared with the same period in 2007, primarily from the loss of a single account during 2007.  As a percentage of revenue, gross margin improved to 33.2% compared with 31.8%.  Many manufacturing customers have scaled back their production as a result of the weak economy, which has impacted our Label Solutions segment.

Operating income decreased by $0.9 million, as the lower gross margin was mitigated by a lower SG&A expense allocation to this segment.

POD Services

POD Services revenue was down $6.7 million, or 5.4%, primarily due to a decline in unit sales.  Short-run offset products continued to decline during the first half of 2008 and accounted for $3.1 million of the decrease.  One existing digital print customer accounted for another $2.7 million of the decrease due to a change in their rate of usage.   Expected growth for this segment was not realized during the period as a result of higher than anticipated declines in off-set products and economic conditions which have reduced units and prices.

The gross margin decreased by $4.3 million in 2008 compared to the first half of 2007.  As a percentage of revenue, the gross margin was 38.0% versus 39.4% in 2007.  The decline was primarily a result of the decreased unit sales.

Operating income was down $2.4 million from the prior year.  The $4.3 million reduction in gross margin was partially offset by a decrease in the SG&A expense allocation.

Document Systems

Document Systems reported revenue of $11.1 million, down $0.6 million compared with the first half 2007, which had a relatively strong first quarter.  Lower software sales and the accompanying professional services contributed to the decrease in revenue and gross margin.

PathForward

The 2008 first half revenue and gross margin for our PathForward segment were down compared with the same period in 2007.  The revenue decline was primarily the result of decreased unit sales.  Lower revenue combined with increased fixed costs associated with the development and purchase of newer software products resulted in the decline in gross margin.

Operating income decreased $0.8 million as a result of the reduced gross margin, increased depreciation and SG&A expense allocated to the segment, and higher variable costs associated with the introduction of newer software products.

Selling, General, and Administrative (SG&A) Expenses

As shown in the table below, excluding pension amortization and settlements, SG&A expense decreased by $12.4 million in the first half 2008 as compared with 2007.  The decrease is primarily a result of the restructuring actions completed in 2007.  With the exception of a $1.5 million increase in healthcare costs in the second quarter of 2008, we have maintained the lower cost profile established during 2007.

	13 Weeks Ended		26 Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Total selling, general and administrative expense	$ 58.2	$ 67.6	$ 115.2	$ 134.5
Amortization of pension net acturial losses	(5.2)	(7.1)	(10.4)	(14.1)
Pension settlement	-	(3.2)	-	(3.2)
Selling, general and administrative expense, excluding the above	$ 53.0	$ 57.3	$ 104.8	$ 117.2

SECOND HALF OUTLOOK

Our most recent guidance indicated that 2008 revenue would not be significantly different from 2007.  Based on the condition of the economy and our experience in the second quarter, we now expect second half 2008 revenue to be slightly above the first half $406 million figure, bringing the total year in under 2007.

Our prior guidance called for modest double-digit Adjusted Operating Income for 2008.  The lower revenue forecast reduces our earnings estimate somewhat, but we expect Adjusted Operating Income to come in above the comparable 2007 amount, given our reduced cost profile and on-going efforts to control expense.

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

The major elements of the Statements of Cash Flows are summarized below:

	26 Weeks Ended
	June 29,	July 1,
CASH INFLOW (OUTFLOW)	2008	2007
Net income plus non-cash items	$ 33.6	$ 28.8
Working capital	21.0	5.1
Restructuring payments	(0.4)	(3.2)
Contributions to qualified pension plan	(11.0)	(11.0)
Other (1)	(2.9)	(7.6)
Net cash provided by operating activities	40.3	12.1
Capital expenditures	(6.6)	(14.4)
Proceeds from sale of discontinued operations	-	2.5
Proceeds from sale of plant and equipment	-	0.1
Net cash used in investing activities	(6.6)	(11.8)
Net change in long-term debt	(17.0)	12.7
Dividends paid	(13.4)	(13.3)
Other	0.1	(0.2)
Net cash used in financing activities	(30.3)	(0.8)
Net cash flow	$ 3.4	$ (0.5)
Memo:
Add back debt paid (borrowed)	17.0	(12.7)
Cash flow before change in debt	$ 20.4	$ (13.2)

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $28.2 million higher in the first half of 2008 compared with the same period of 2007.  This increase was primarily driven by improved operating results and lower working capital.

We contributed $11 million to our qualified defined benefit pension plan in the first six months of 2008 and 2007.   We currently have a mandatory pension-funding requirement of approximately $20 million for 2008.

Investing Activities

Capital expenditures totaled $6.6 million thus far in 2008, which is down approximately $7.8 million compared to spending in the prior year.  Capital spending trended downward as we prioritized our capital projects and focused on those with higher returns on invested capital.  We expect our capital spending for the year will be in the range of $15 to $18 million.

Financing Activities

As a result of increases in available cash due to improved working capital management, cost savings, and relatively low capital expenditures, we reduced borrowings under our revolving credit facility by $17 million in the first half of 2008.

Capital Structure

	June 29,	December 30,
	2008	2007	Change
Total Debt	$ 35.5	$ 52.0	$ (16.5)
Less Cash and Short-term Investments	(4.1)	(0.7)	(3.4)
Net Debt	31.4	51.3	(19.9)
Equity	110.7	110.0	0.7
Total	$ 142.1	$ 161.3	$ (19.2)
Net Debt:Total Capital	22%	32%

Our net debt decreased $19.9 million in the first half of 2008, reflecting the $16.5 million decrease in borrowings and a $3.4 million increase in cash reserves.  Net debt represented 22% of total capital at quarter end, compared to 32% at the beginning of the year.  The Company believes its balance sheet reflects a strong financial condition.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2007 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations, capital expenditures, dividend payments, and pensions.   We have mandatory pension funding requirements of $20 million in 2008, of which $11 million has already been contributed.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of June 29, 2008.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the second quarter of fiscal 2008, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following issues were submitted to a vote of security holders at the Company’s Annual Meeting of Shareholders held April 24, 2008.

ISSUE ONE:  DIRECTOR NOMINEE ELECTION RESULTS

The following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	AGAINST	WITHHELD
David P. Bailis	46,096,861	306,823	1,278,504
Roy W. Begley, J	45,180,852	1,222,832	1,278,504
F. David Clarke, III	45,959,494	444,190	1,278,504
Michael E. Kohlsdorf	46,098,391	305,293	1,278,504
R. Eric McCarthey	46,097,438	306,246	1,278,504
Dennis L. Rediker	45,927,548	476,136	1,278,504
John J. Schiff, Jr.	45,930,838	472,846	1,278,504
John Q. Sherman, II	45,214,779	1,188,905	1,278,504

ITEM 5.  OTHER INFORMATION

We have elected to integrate several of our production and distribution centers within our Print On Demand (POD) Services segment in order to improve efficiency and reduce cost.  This move is in response to a changing product mix away from traditional short-run offset to increased print-on-demand.  It allows us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We will close two production facilities and integrate three other production facilities with warehouses.  We expect to have one-time employee related termination costs of approximately $0.6 million; contract termination costs of $2.4 million; and other associated exit costs of $0.4 million.  This will result in annualized cost savings of approximately $3.0 million in compensation and facility rent. These actions are expected to be completed by the end of 2008.

We also are implementing a plan to redesign our sales support infrastructure to more of a centralized model.  Over the next twelve months, we will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  This action will generate approximately $5.6 million annually in compensation and related cost savings.    We expect to record approximately $1.5 million of restructuring costs over this period, primarily for one-time employee related termination costs.

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

Date: August 6, 2008

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)