Form 10-Q
period 2008-09-28
STANDARD REGISTER CO
filed 2008-10-30
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 28, 2008
Common stock, $1.00 par value	24,048,358 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 28, 2008

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 39-Week Periods Ended September 28, 2008 and September 30, 2007	3

b)	Consolidated Balance Sheets
	as of September 28, 2008 and December 30, 2007	4

c)	Consolidated Statements of Cash Flows
	for the 39-Week Periods Ended September 28, 2008 and September 30, 2007	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		22

Item 4. Controls and Procedures		23

Part II – Other Information

Item 1. Legal Proceedings		23

Item 1A. Risk Factors		23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		23

Item 3. Defaults upon Senior Securities		24

Item 4. Submission of Matters to a Vote of Security Holders		24

Item 5. Other Information		24

Item 6. Exhibits		24

Signatures		24

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
REVENUE	$ 189,008	$ 208,285	$ 595,020	$ 646,881
COST OF SALES	122,715	137,710	392,019	433,206
GROSS MARGIN	66,293	70,575	203,001	213,675
OPERATING EXPENSES
Selling, general, and administrative	52,345	55,903	167,524	190,382
Depreciation and amortization	6,589	6,537	19,991	19,782
Asset impairments	-	98	164	(653)
Restructuring and other exit costs	2,738	3,562	2,743	7,720
Total operating expenses	61,672	66,100	190,422	217,231
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,621	4,475	12,579	(3,556)
OTHER INCOME (EXPENSE)
Interest expense	(487)	(1,049)	(1,771)	(2,732)
Other income	42	5	171	172
Total other expense	(445)	(1,044)	(1,600)	(2,560)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	4,176	3,431	10,979	(6,116)
INCOME TAX EXPENSE (BENEFIT)	2,025	1,438	4,944	(2,561)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,151	1,993	6,035	(3,555)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	-	(25)	-	(750)
Gain on sale of discontinued operations, net of taxes	-	194	4	1,015
NET INCOME (LOSS)	$ 2,151	$ 2,162	$ 6,039	$ (3,290)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.07	$ 0.07	$ 0.21	$ (0.12)
Loss from discontinued operations	-	-	-	(0.03)
Gain on sale of discontinued operations	-	0.01	-	0.04
Net income (loss) per share	$ 0.07	$ 0.08	$ 0.21	$ (0.11)
Dividends Paid Per Share	$ 0.23	$ 0.23	$ 0.69	$ 0.69
NET INCOME (LOSS)	$ 2,151	$ 2,162	$ 6,039	$ (3,290)
Net actuarial losses	-	-	(2,397)	-
Net actuarial loss reclassification	2,990	13,276	9,467	24,009
Net prior service credit reclassification	(444)	(557)	(1,845)	(1,515)
COMPREHENSIVE INCOME	$ 4,697	$ 14,881	$ 11,264	$ 19,204

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 28,	December 30,
A S S E T S	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$ 332	$ 697
Accounts and notes receivable, less allowance for doubtful
accounts of $2,092 and $1,931	112,562	130,212
Inventories	38,076	45,351
Deferred income taxes	13,387	13,387
Prepaid expense	11,585	9,136
Total current assets	175,942	198,783

PLANT AND EQUIPMENT
Land	2,336	2,336
Buildings and improvements	62,636	63,640
Machinery and equipment	195,432	198,664
Office equipment	157,515	158,984
Construction in progress	8,257	6,013
Total	426,176	429,637
Less accumulated depreciation	324,531	318,662
Total plant and equipment, net	101,645	110,975

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,222	1,304
Software development costs, net	2,794	3,317
Deferred tax asset	73,883	82,272
Other	15,257	17,758
Total other assets	99,713	111,208

Total assets	$ 377,300	$ 420,966

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 28,	December 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES
Current portion of long-term debt	$ 159	$ 21
Accounts payable	28,020	32,147
Accrued compensation	15,711	23,312
Deferred revenue	2,731	2,404
Other current liabilities	26,754	29,479
Total current liabilities	73,375	87,363

LONG-TERM LIABILITIES
Long-term debt	40,619	51,988
Pension benefit obligation	118,284	133,647
Retiree health care obligation	19,195	19,496
Deferred compensation	10,126	12,010
Other long-term liabilities	5,104	5,083
Total long-term liabilities	193,328	222,224

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,031,232 and 25,979,167 shares	26,031	25,979
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	61,551	60,318
Accumulated other comprehensive losses	(107,568)	(112,804)
Retained earnings	175,953	183,196
Treasury stock at cost:
1,982,874 and 1,976,990 shares	(50,095)	(50,035)
Total shareholders' equity	110,597	111,379

Total liabilities and shareholders' equity	$ 377,300	$ 420,966

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	September 28,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 6,039	$ (3,290)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	19,991	19,980
Restructuring charges	2,743	7,720
Asset impairments	164	(653)
Gain on sale of discontinued operations	-	(1,322)
Pension and postretirement benefit expense	15,910	27,050
Share-based compensation	966	1,700
Deferred tax expense (benefit)	4,946	(2,561)
Other	482	487
Changes in operating assets and liabilities:
Accounts and notes receivable	17,583	16,276
Inventories	7,275	(166)
Restructuring spending	(913)	(6,198)
Accounts payable and accrued expenses	(9,569)	(19,618)
Pension and postretirement benefit obligations	(22,812)	(28,904)
Deferred compensation payments	(826)	(6,824)
Other assets and liabilities	(652)	5,644
Net cash provided by operating activities	41,327	9,321
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(10,407)	(17,202)
Proceeds from sale of discontinued operations	-	2,500
Proceeds from sale of plant and equipment	149	2,502
Net cash used in investing activities	(10,258)	(12,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(11,529)	22,680
Principal payments on long-term debt	(180)	(345)
Proceeds from issuance of common stock	322	395
Dividends paid	(19,997)	(20,012)
Purchase of treasury stock	(60)	(334)
Net cash (used in) provided by financing activities	(31,444)	2,384
Effect of exchange rate changes on cash	10	40
NET DECREASE IN CASH AND CASH EQUIVALENTS	(365)	(455)
Cash and cash equivalents at beginning of period	697	488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 332	$ 33

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

NOTE 3 – RESTRUCTURING AND OTHER EXIT COSTS

The Company has undertaken restructuring actions as part of an ongoing effort to improve efficiencies and reduce cost. The 2007 restructuring plan and costs are more fully described in Note 3 to the Consolidated Financial Statements included in our Annual Report.  All costs related to restructuring actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

Pre-tax components of restructuring and other exit costs are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
2008 Restructuring Actions
Involuntary termination costs	$ 1,911	$ -	$ 1,911	$ -
Contract termination costs	698	-	698	-
Associated costs	103	-	103	-
Total 2008	2,712	-	2,712	-
2007 Restructuring Actions
Involuntary termination costs	4	2,820	9	4,606
Associated costs	22	742	22	3,114
Total 2007	26	3,562	31	7,720
Total restructuring expense	$ 2,738	$ 3,562	$ 2,743	$ 7,720

2008

During the quarter, we initiated plans to integrate several of our POD Services print centers and Document Management distribution warehouses in order to improve efficiency and reduce cost.  This move was in response to a changing product mix in POD Services away from traditional short-run offset to increased print-on-demand and allows us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We closed two print centers and plan to integrate three other print centers with warehouses in the fourth quarter.  We expect to have involuntary termination costs of approximately $600; contract termination costs of $2,000; and other associated exit costs of $400.  This will result in annualized cost savings of approximately $3,000 in compensation and facility rent. These actions are expected to be completed by the end of 2008.

We also began implementing a twelve-month plan to redesign our sales support infrastructure to more of a centralized model.  We will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  This action will generate approximately $5,600 annually in compensation and related cost savings.    We expect to have involuntary termination costs of $1,500 and contract termination costs of $200.

	Total Costs	Total
	Expected	Q3 2008
	to be	Restructuring
	Incurred	Expense
Involuntary termination costs	$ 2,100	$ 1,911
Contract termination costs	2,200	698
Other associated exit costs	400	103
Total	$ 4,700	$ 2,712

BY SEGMENT:
Document Management	$ 700	$ 375
POD Services	2,300	947
Other	1,700	1,390
Total	$ 4,700	$ 2,712

A summary of the 2008 restructuring accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2008	2008
Involuntary termination costs	$ 1,911	$ (136)	$ 1,775
Contract termination costs	489	(30)	459
Total	$ 2,400	$ (166)	$ 2,234

2007

Within the Document Management segment, we closed our Middlebury, Vermont production plant as part of a plan to consolidate our manufacturing and distribution capabilities.  The plant’s productive capacity was transferred to three other existing plants.  In addition, we eliminated approximately 250 positions, primarily in management and overhead.  Costs incurred for these actions included involuntary termination costs and other associated exit costs, primarily equipment removal and relocation.  All actions were completed at the end of 2007.

A summary of the 2007 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2007	in 2008	2008
Involuntary termination costs	$ 404	$ (404)	$ -
Total	$ 404	$ (404)	$ -

Subsequent Event

On October 27, 2008, we committed to a restructuring plan to lower costs in response to recent revenue decreases and management’s expectation that soft industry demand for some traditional printed products will continue and that the overall economy will remain weak during 2009.

Substantially all of the actions will take place in the fourth quarter of 2008.  Annualized savings are expected to total approximately $11,000; total restructuring costs are estimated at $2,200 for involuntary termination costs.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 28,	December 30,
	2008	2007
Finished Products	$ 31,804	$ 38,197
Jobs In Process	2,950	3,181
Materials and Supplies	3,322	3,973
Total	$ 38,076	$ 45,351

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 28,	December 30,
	2008	2007
Non-income taxes	$ 5,296	$ 5,158
Customer deposits and rebates	5,114	2,969
Dividends payable	-	6,714
Accrued restructuring	2,234	404
Current portion of pension and postretirement obligations	3,636	3,636
Other current liabilities	10,474	10,598
Total	$ 26,754	$ 29,479

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
(Shares in thousands)	2008	2007	2008	2007
Weighted average shares outstanding - basic	28,766	28,705	28,752	28,672
Effect of potentially dilutive securities	27	69	18	-
Weighted average shares outstanding - diluted	28,793	28,774	28,770	28,672

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase approximately 2,094,700 and 2,136,000 shares for the 13-week and 39-week periods ending September 28, 2008 and 2,271,000 shares for the 13-week period ended September 30, 2007 were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 39-week period ending September 30, 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 7 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Nonvested stock awards, service based	$99	$64	$245	$756
Nonvested stock awards, performance based	149	155	422	814
Stock options	81	147	395	386
Total share-based compensation expense	329	366	1,062	1,956
Tax effect on share-based compensation expense	131	146	422	777
Net effect included in continuing operations	$198	$220	$640	$968
Net effect included in discontinued operations	$-	$-	$-	$211

Stock Options

During 2008, we granted 195,700 stock option awards.  The fair value of stock options granted was estimated at $1.57 per share, using the Black-Scholes option-pricing model, and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  The assumptions used to calculate fair value include a weighted-average risk-free interest rate of 2.8%; dividend yield of 9.67%; expected life of 4 years; and expected volatility of 42%.

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

During 2008, the Company awarded 312,600 shares of nonvested performance-based stock with a fair value of $9.48 per share which vest subject to attainment of a pre-determined Company performance goal by fiscal year-end 2009.  These shares are entitled to receive dividends during the performance period and have voting rights.  During the third quarter of 2008, we canceled 100,000 shares and reversed the expense recognized to date.

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

The fair value of the performance-based stock awards is being amortized to expense on a straight line basis over the anticipated vesting period.  Compensation expense is being recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on changes in our expectations and on the actual level of achievement of the performance goal.

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Service cost of benefits earned	$ 27	$ 1,682	$ 3,361	$ 5,772
Interest cost on projected benefit obligation	7,036	6,834	21,048	21,132
Expected return on plan assets	(7,385)	(7,538)	(22,027)	(21,771)
Amortization of prior service costs	148	97	338	277
Amortization of net actuarial loss from prior periods	4,798	5,526	15,217	19,665
Curtailment gain	-	(137)	(746)	(137)
Settlement loss	-	-	-	3,222
Total	$ 4,624	$ 6,464	$ 17,191	$ 28,160

Effective June 30, 2008, the Company modified its qualified and nonqualified defined benefit pension plans for participants still accruing benefits under the plans.  As a result, these participants ceased accruing pension benefits and final pension benefit amounts will be based on pay and service through June 29, 2008.  Additionally, Company match in the 401(k) savings plan was increased for the affected employees from 10% to 75% on the first six percent of eligible compensation deferred.

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

As a result of associates retiring in 2007 and electing a lump-sum payment of their pension benefit from the nonqualified defined benefit pension plan, we recognized a settlement of $3,222 in the second quarter of 2007.  A pension settlement is recorded when the total lump sum payments exceed total service and interest costs recognized for that year.  As part of the settlement, we recognized a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.

Restructuring actions undertaken in 2007 resulted in a reduction of associates that participated in our qualified defined benefit pension plan.  The remeasurement of our pension obligation resulted in a curtailment gain of $137.

NOTE 9 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Interest cost	295	308	885	922
Amortization of prior service cost	(884)	(884)	(2,652)	(2,652)
Amortization of net actuarial loss from prior periods	162	183	486	551
Total	$ (427)	$ (393)	$ (1,281)	$ (1,179)

The funding policy is to pay claims as they occur.  As of September 28, 2008, we paid $1,186 to cover claims under our postretirement medical plan and currently expect to pay an additional $400 to cover benefit claims during the remainder of 2008.

NOTE 10 – SEGMENT REPORTING

Information about the Company’s operations by segment for the 13-week periods ended September 28, 2008 and September 30, 2007 is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external	2008	$ 101,756	$ 25,462	$ 55,783	$ 4,964	$ 1,043	$ 189,008
customers	2007	116,662	25,660	59,732	4,788	1,443	208,285
Operating income (loss)	2008	$ 5,294	$ 771	$ 5,910	$ 450	$ (739)	$ 11,686
	2007	5,393	1,101	6,063	588	(530)	12,615

Information about the Company’s operations by segment for the 39-week periods ended September 28, 2008 and September 30, 2007 is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external	2008	$ 324,155	$ 77,853	$ 173,379	$ 16,000	$ 3,633	$ 595,020
customers	2007	356,012	85,985	183,954	16,529	4,401	646,881
Operating income (loss)	2008	$ 14,084	$ 1,387	$ 13,434	$ 1,814	$ (2,161)	$ 28,558
	2007	5,748	2,602	15,957	2,610	(1,087)	25,830

Reconciling information between reportable segments and the Company’s consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Segment operating income	$ 11,686	$ 12,615	$ 28,558	$ 25,830
Restructuring and asset impairment	(2,738)	(3,660)	(2,907)	(7,067)
Amortization of prior period pension losses	(4,798)	(5,526)	(15,217)	(19,665)
Pension curtailment and settlement	-	137	746	(3,085)
Other unallocated pension	349	704	979	639
Other unallocated	(350)	323	(213)	196
LIFO adjustment	472	(118)	633	(404)
Total other expense, primarily interest	(445)	(1,044)	(1,600)	(2,560)
Income (loss) from continuing operations before income taxes	$ 4,176	$ 3,431	$ 10,979	$ (6,116)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  We have a discounted reserve of $1,055 that we currently believe is adequate to cover the Company’s portion of the total future potential costs of remediation.   In addition, we have undiscounted reserves totaling $611 for environmental remediation at one previously owned facility and one currently owned facility.

NOTE 12 – PRIOR PERIOD ADJUSTMENT

During the third quarter of 2008, we discovered that we had made an error on our 2004 income tax return related to the classification of gains reported on the sale of a business unit.  The error in gain classification caused us not to utilize capital loss carryforwards available on our 2004 tax return.  The capital loss carryforward available to the Company was included in our deferred tax assets with a full valuation allowance in 2004.  As a result of this error, we understated our deferred tax assets and income tax benefit by $1,420 in 2004.  An amended return to correct the gain classification was filed during the third quarter 2008.

For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”.  We do not believe that any of our prior period financial statements were materially misstated as a result of not adjusting our deferred tax assets as described above.  We have restated the December 30, 2007 balance sheet to appropriately reflect the deferred tax asset.  As a result, retained earnings and deferred tax assets reported on the balance sheet for 2007 were increased by $1,420.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension and postretirement healthcare benefits, fair value measurements, deferred taxes, inventories, contingent liabilities, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  Management believes there were no significant changes in these critical accounting policies and estimates in the first nine months of 2008, except as discussed below.

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

2008 HIGHLIGHTS

•

On a year-to-date basis, net income from continuing operations was $6.0 million or $.21 per share in 2008, up substantially from a loss of $3.6 million, or $.12 per share in 2007.

•

Year-to-date cash flow from operating activities increased by $32 million in 2008 compared with 2007.

•

Net debt as of September 2008 declined by $10.8 million from year-end 2007.

•

Paper prices have continued to increase during 2008.  We have increased our selling prices and are currently negotiating with customers to recover these paper cost increases.  Despite a competitive marketplace, we have generally been able to pass through these paper cost increases, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.  We expect this trend to continue.

•

Effective June 30, 2008, the Company modified its qualified and nonqualified defined benefit pension plans for employees still accruing benefits under the plans.  Accordingly, these participants ceased accruing pension benefits and their final pension benefit amount will be based on pay and service through June 29, 2008.  As a result, we recorded a curtailment gain of $0.7 million in the second quarter of 2008.  Additionally, we reduced our pension liabilities by $23.2 million to reflect the reduction in plan obligations as a result of the plan modification. However, as part of the remeasurement, asset valuations and actuarial assumptions were also updated which resulted in an increase in our pension liabilities of $27.2 million, primarily reflecting the decline in the fair value of assets in the first half of 2008.

The company match in the 401(k) saving plan was increased for the affected employees from 10% to 75% on the first six percent of eligible compensation deferred, effective June 30, 2008.

Excluding pension loss amortization, we expect to realize annualized savings of approximately $4.4 million as a result of these changes.

•

During the third quarter, we initiated the following restructuring actions:

o

We implemented plans to integrate several of our POD Services print centers and Document Management distribution warehouses in order to improve efficiency and reduce cost.  This move will allow us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We expect these changes to result in annualized cost savings of approximately $3.0 million.

o

We began implementing a plan to redesign our sales support infrastructure to more of a centralized model.  Over the next twelve months, we will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  We expect this action to generate approximately $5.6 million annually in compensation and related cost savings.

•

In the fourth quarter, we announced a 5 percent reduction in force to be completed before the end of the year that will result in an additional $11.0 million in annualized savings.  We also announced policy changes and the elimination of some programs resulting in additional annualized savings of $9.0 million.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion is focused on continuing operations.

We evaluate the Company’s financial results and those of our segments on the basis of income from continuing operations excluding restructuring charges, asset impairments, pension loss amortization, and pension settlements, referred to as “Adjusted Operating Income.”  We believe that this non-GAAP financial measure enhances the understanding of our results of operations due to the non-operational nature of the excluded items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors establishes incentives and internally evaluates financial performance.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

Consolidated Summary

•

Year-to-date revenue was $595 million, down 8% from the prior year.  Software and other digital technologies have continued to erode the demand for certain traditional business documents, which in turn has put pressure on pricing in an already over supplied marketplace.  Aside from these factors, which will continue to impact certain traditional segments of our business, the weak economy has had an adverse effect on our revenue.  Our analysis indicates that the majority of our year-to-date decline is attributed to the recent downturn in the economy.

•

Year-to-date gross margin as a percentage of revenue improved to 34.1% compared to 33.0% in 2007, despite the decline in revenue.  This result reflects continued cost savings from our restructuring and cost reduction activities undertaken in 2007 and 2008.  In addition, during the quarter, we concluded that it was not probable that we would meet our 2008 performance goal for annual cash incentives.  As a result, we reversed approximately $2.0 million in compensation expense recorded in the first half of the year; $1.2 million in cost of sales and $0.8 million in selling, general and administrative expenses.

•

Year-to-date Adjusted Operating Income for 2008 was $30.7 million, up 16% from the prior year, despite the decrease in consolidated revenues of $51.9 million.  A significant reduction in costs from the restructuring actions and other cost reduction plans implemented in mid 2007 was largely responsible for the earnings growth.

The following table presents Revenue, Gross Margin, and Operating Income for each of our reportable segments.  The table also reconciles our presentation of Adjusted Operating Income to Income (Loss) from Continuing Operations on a GAAP basis.

	13 Weeks Ended				39 Weeks Ended
	September 28,		September 30,		September 28,		September 30,
	2008		2007	% Chg	2008		2007	% Chg
Revenue
Document Management	$ 101.8		$ 116.6	-12.8%	$ 324.2		$ 356.0	-8.9%
Label Solutions	25.4		25.7	-0.8%	77.8		86.0	-9.5%
POD Services	55.9		59.8	-6.6%	173.4		184.0	-5.7%
Document Systems	4.9		4.8	3.7%	16.0		16.5	-3.2%
PathForward	1.0		1.4	-27.7%	3.6		4.4	-17.5%
Consolidated Revenue	$ 189.0		$ 208.3	-9.3%	$ 595.0		$ 646.9	-8.0%
		% Rev		% Rev		% Rev		% Rev
Gross Margin
Document Management	$ 32.3	31.8%	$ 35.7	30.5%	$ 101.8	31.4%	$ 105.3	29.6%
Label Solutions	8.5	33.4%	8.9	34.7%	25.9	33.2%	28.1	32.7%
POD Services	22.7	40.7%	23.7	39.6%	67.3	38.8%	72.6	39.5%
Document Systems	2.4	45.6%	2.3	48.8%	7.4	46.1%	7.8	47.3%
PathForward	-	0.0%	0.1	10.0%	-	0.0%	0.3	7.2%
Total Segments	65.9	35.1%	70.7	33.9%	202.4	34.1%	214.1	33.0%
LIFO Adjustment	0.4		(0.2)		0.6		(0.4)
Consolidated Gross Margin	$ 66.3	35.1%	$ 70.5	33.8%	$ 203.0	34.1%	$ 213.7	33.0%

Depreciation & Amortization	6.6	3.5%	6.5	3.1%	20.0	3.4%	19.8	3.1%
SG&A Expense (1)	47.5	25.1%	50.4	24.2%	152.3	25.6%	167.5	25.9%

Operating Income (Loss)
Document Management	$ 5.4	5.2%	$ 5.3	4.6%	$ 14.1	4.3%	$ 5.7	1.6%
Label Solutions	0.8	3.0%	1.1	4.4%	1.4	1.8%	2.6	3.0%
POD Services	5.9	10.6%	6.1	10.2%	13.4	7.7%	16.0	8.7%
Document Systems	0.4	9.1%	0.6	12.3%	1.8	11.3%	2.6	15.8%
PathForward	(0.8)	-70.8%	(0.5)	-36.8%	(2.1)	-59.5%	(1.1)	-24.7%
Total Segments	$ 11.7	6.2%	$ 12.6	6.0%	$ 28.6	4.8%	$ 25.8	4.0%
LIFO and Other Unallocated	0.5		1.0		2.1		0.6
Adjusted Operating Income	12.2	6.5%	13.6	6.5%	30.7	5.2%	26.4	4.1%

Restructuring	(2.7)		(3.6)		(2.7)		(7.7)
Asset Impairments	-		(0.1)		(0.2)		0.6
Pension Loss Amortization	(4.8)		(5.5)		(15.2)		(19.6)
Pension Settlement	-		-		-		(3.2)
Operating Income	4.7		4.4		12.6		(3.5)
Interest and Other Expense	(0.5)		(1.0)		(1.6)		(2.6)
Income (Loss) Before Taxes	4.2		3.4		11.0		(6.1)
Income Tax (Expense) Benefit	(2.0)		(1.4)		(5.0)		2.5
% Rate	49.0%		41.9%		45.2%		41.9%
Income (Loss) from Continuing Operations	$ 2.2		$ 2.0		$ 6.0		$ (3.6)

(1) SG&A expense above excludes pension loss amortization and pension settlements.

Document Management

Document Management year-to-date revenue was $324.2 million, down $31.8 million or 8.9% compared with the same period of 2007.  Unit sales were down approximately 14.2% while overall pricing was about 5.3% higher, the latter primarily reflecting the recovery of higher paper costs.  The rate of decline in unit sales was higher than expected and partially reflects increased pressure on customers to cut costs in response to the continued overall downturn in the economy during this period. Customer cost-cutting initiatives have led to decreased demand as well as significant price competition within the market in this segment.

As a percentage of revenue, gross margin improved to 31.4% compared with 29.6%.  This improvement reflects the prior year cost reduction carried forward to this year, plus ongoing cost reduction efforts.

Label Solutions

Label Solutions year-to-date revenue decreased $8.2 million or 9.5% in 2008 compared with the same period in 2007.  The decrease primarily reflects the impact of the loss of a single account.  Excluding this account, revenue was down $0.8 million.

Gross margin decreased $2.2 million in 2008 compared with the same period in 2007.  As a percentage of revenue, gross margin improved to 33.2% compared with 32.7%, primarily reflecting an improved mix of business.

POD Services

POD Services year-to-date revenue was down $10.6 million, or 5.7% compared with the same period of 2007, primarily the result of a decline in traditional short-run offset printed products.  The decrease was greater than in previous periods as a result of the weak economy, which has reduced units and prices.

The gross margin decreased by $5.3 million in 2008 compared to the same period in 2007.  As a percentage of revenue, the gross margin was 38.8% versus 39.5% in 2007.  These declines were primarily a result of the decreased unit sales.

Document Systems

Document Systems reported year-to-date revenue of $16.0 million, down $0.5 million compared with 2007.  Lower software sales and the accompanying professional services contributed to the slight decrease in revenue and gross margin.

PathForward

The 2008 year-to-date revenue and gross margin for our PathForward segment were down compared with the same period in 2007.  The revenue decline was primarily the result of decreased unit sales.  Lower revenue combined with increased fixed costs associated with the development and purchase of newer software products resulted in the decline in gross margin.

Current economic conditions in the financial services industry

One of the primary industries we serve is the financial services industry.  At this time, we do not expect the recent acquisitions and disruptions that occurred to date in the financials services market to have a material adverse effect on our business.  During the third quarter, we reserved $0.5 million for a potential bad debt from a single financial services customer.

Selling, General, and Administrative (SG&A) Expenses

	13 Weeks Ended		39 Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Total selling, general and administrative expense	$ 52.3	$ 55.9	$ 167.5	$ 190.3
Amortization of pension net acturial losses	(4.8)	(5.5)	(15.2)	(19.6)
Pension settlement	-	-	-	(3.2)
Selling, general and administrative expense, excluding the above	$ 47.5	$ 50.4	$ 152.3	$ 167.5

As shown in the table above, excluding pension amortization and settlements, year-to-date SG&A expense decreased by $15.2 million in 2008 as compared with 2007.  The decrease is primarily a result of the restructuring actions completed in 2007, decreased pension expense as a result of the recent plan modifications, and lower incentive compensation and travel-related expenses.

In the third quarter, we incurred higher than usual bad debt expense and additional severance costs related to the departure of our Chief Executive Officer.

Restructuring and Other Exit Costs

The Company has undertaken restructuring actions in 2007 and 2008 as part of ongoing efforts to improve efficiencies and reduce cost.  Total expense for these actions was $2.7 million and $3.6 million for the third quarter of 2008 and 2007.  On a year-to-date basis, total expense was $2.7 million and $7.7 million.  All costs related to these actions are included in restructuring charges in the accompanying Consolidated Statements of Income.

2008

During the third quarter, we closed two print centers and plan to integrate three other print centers into our distribution warehouses in the fourth quarter.  We expect to have involuntary termination costs of approximately $0.6 million; contract termination costs of $2.0 million; and other associated exit costs of $0.4 million.  This should result in annualized cost savings of approximately $3.0 million in compensation and facility rent that will be reflected in cost of sales.

We also began implementing a twelve-month plan to redesign our sales support infrastructure to more of a centralized model.  We will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new.  This action should generate approximately $5.6 million annually in compensation and related cost savings that will be reflected in selling, general, and administrative expenses. We expect to have involuntary termination costs of $1.5 million and contract termination costs of $0.2 million.

	Total Costs	Total
	Expected	Q3 2008
	to be	Restructuring
	Incurred	Expense
Involuntary termination costs	$ 2.1	$ 1.9
Contract termination costs	2.2	0.7
Other associated exit costs	0.4	0.1
Total	$ 4.7	$ 2.7

BY SEGMENT:
Document Management	$ 0.7	$ 0.4
POD Services	2.3	0.9
Other	1.7	1.4
Total	$ 4.7	$ 2.7

2007

In 2007, we implemented plans to reduce our annual operating costs by $40 million in order to improve profitability, maintain competitiveness, and fund future initiatives essential to the Company’s strategy.  These restructuring plans are more fully described in Note 3 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.  Restructuring expense during 2007 for these actions totaled $8.0 million for severance and employer related costs and other associated costs directly related to the restructuring, primarily equipment removal and relocation.  All actions were completed at the end of 2007.

Second half 2007 costs and expenses were $17.5 million lower than the first half 2007.  The restructuring actions have continued to produce benefits in 2008, contributing to the significant reduction in SG&A expense and increasing gross margin percentages despite declining revenue.

Subsequent Event

On October 27, 2008, we committed to a restructuring plan to lower costs in response to recent revenue decreases and management’s expectation that soft industry demand for some traditional printed products will continue and that the overall economy will remain weak during 2009.

Substantially all of the actions will take place in the fourth quarter of 2008.  Annualized savings are expected to total approximately $11.0 million; total restructuring costs are estimated at $2.2 million for involuntary termination costs.

Taxes

The effective tax rate increased 7.1% for the quarter and 3.3% on a year-to-date basis compared to 2007.  This increase was primarily due to a significant increase in permanent tax differences related to the cash surrender value of life insurance policies.

FOURTH QUARTER OUTLOOK

Our past guidance called for second half revenue to slightly exceed that for the first half of the year.  In light of the third quarter results and our expectation that there will be no significant change in economic or market conditions during the fourth quarter, we now expect the second half revenue to trail that for the first half.

Past earnings guidance was for the total year Adjusted Operating Income to come in above the prior year.  Notwithstanding on-going expense reduction initiatives, lowered second half revenue outlook increases the likelihood that the Adjusted Operating Income will come in below that for 2007.

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

The major elements of the Statements of Cash Flows are summarized below:

	39 Weeks Ended
	September 28,	September 30,
CASH INFLOW (OUTFLOW)	2008	2007
Net income plus non-cash items	$ 51.2	$ 49.0
Working capital	15.3	(3.4)
Restructuring payments	(0.9)	(6.2)
Contributions to qualified pension plan	(20.0)	(20.0)
Other (1)	(4.3)	(10.1)
Net cash provided by operating activities	41.3	9.3
Capital expenditures	(10.4)	(17.2)
Proceeds from sale of discontinued operations	-	2.5
Proceeds from sale of plant and equipment	0.1	2.5
Net cash used in investing activities	(10.3)	(12.2)
Net change in long-term debt	(11.7)	22.7
Dividends paid	(20.0)	(20.0)
Other	0.3	(0.3)
Net cash (used in) provided by financing activities	(31.4)	2.4
Net cash flow	$ (0.4)	$ (0.5)
Memo:
Add back debt paid (borrowed)	11.7	(22.7)
Cash flow before change in debt	$ 11.3	$ (23.2)

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $32.0 million higher for the first nine months of 2008 compared with 2007.  This increase was primarily driven by improved operating results, lower working capital, and reduced spending related to restructuring and our deferred compensation and non-qualified pension plans.

We contributed $20 million to our qualified defined benefit pension plan in the first nine months of 2008 and 2007.  We currently have met our mandatory pension-funding requirement for 2008 and do not plan additional pension funding during the balance of the year.

Investing Activities

Capital expenditures totaled $10.4 million thus far in 2008, which is down approximately $6.8 million compared to spending in the prior year.  Capital spending trended downward as we prioritized our capital projects and focused on those with higher returns on invested capital.  We expect our capital spending for the year will be in the range of $13 to $15 million.

Financing Activities

As a result of increases in available cash due to improved working capital management, cost savings, and relatively low capital expenditures, we reduced borrowings under our revolving credit facility by $11.7 million during the first nine months of 2008.  Our current revolving credit agreement does not expire until 2010.  Despite the turmoil in the current credit markets, we have not experienced any restrictions or constraints on our ability to utilize the facility per our agreement.  We believe our credit agreements reside with sound financial institutions; therefore, we do not anticipate any such restrictions in the near future.

Capital Structure

	September 28,	December 30,
	2008	2007	Change
Total Debt	$ 40.8	$ 52.0	$ (11.2)
Less Cash and Short-term Investments	(0.3)	(0.7)	0.4
Net Debt	40.5	51.3	(10.8)

Equity	110.6	111.4	(0.8)
Total	$ 151.1	$ 162.7	$ (11.6)
Net Debt:Total Capital	27%	32%

Our net debt decreased $10.8 million during the first nine months of 2008, reflecting the $11.2 million decrease in borrowings and a $0.4 million decrease in cash reserves.  Net debt represented 27% of total capital at quarter end, compared to 32% at the beginning of the year.  The Company believes its balance sheet reflects a strong financial condition.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2007 outside the normal course of business.

With the exception of the cash requirements related to our restructuring plans initiated during the year, there have been no material changes to our near-term cash requirements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk on its borrowing under a revolving credit facility.  The Company is also exposed to market risk from changes in the cost of paper, the principal raw material used in the production of business forms. There have been no material changes in the Company’s exposure to market risk since the Company’s disclosure in Item 7A, Part II of our Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 28, 2008.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of fiscal 2008, there have been no material changes in our internal controls or in other factors that could materially affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On October 27, 2008, we committed to a restructuring plan to lower costs in response to recent revenue decreases and management’s expectation that soft industry demand for some traditional printed products will continue and that the overall economy will remain weak during 2009.

Substantially all of the actions will take place in the fourth quarter of 2008.  Annualized savings are expected to total approximately $11.0 million; total restructuring costs are estimated at $2.2 million for involuntary termination costs.

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

Date: October 30, 2008

THE STANDARD REGISTER COMPANY
(REGISTRANT)
/S/ CRAIG J. BROWN
By: Craig J. Brown, Sr. Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)