Form 10-K
period 2008-12-28
STANDARD REGISTER CO
filed 2009-03-06
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission file number 0-01097

THE STANDARD REGISTER COMPANY

(Exact name of Registrant as specified in its charter)

OHIO	31-0455440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 ALBANY STREET, DAYTON OHIO	45408
(Address of principal executive offices)	(Zip code)
(937) 221-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Common stock $1.00 par value	New York Stock Exchange
Title of each class	Name of each exchange
on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[  ]  No[X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes[  ]  No[X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [X]

Non-accelerated filer [  ] (Do not check if a smaller reporting company

Smaller reporting company [  ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[  ]  No[X]

The aggregate market value of all stock held by non-affiliates of the Registrant at June 29, 2008 was approximately $125,701,000 based on a closing sales price of $9.85 per share on June 29, 2008.

At January 25, 2009, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	24,063,138 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 23, 2009.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item

Description

Page

Item  1.

Business

1

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

9

Item  2.

Properties

10

Item  3.

Legal Proceedings

11

Item  4.

Submission of Matters to a Vote of Security Holders

11

Item  5.

Market for the Registrant’s Common Stock, Related Shareholder Matters and

Issuer Purchase of Equity Securities

12

Item  6.

Selected Financial Data

13

Item  7.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

14

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

Standard Register is a leading provider of custom-printed documents and related services in the United States.  For nearly a century, we have helped our customers manage their document costs and improve their business processes in what has been a largely paper-driven world.  Throughout our history, we have successfully adapted to disruptive changes in technology and have continued to deliver value to our customers.  We continue to pursue that course today in response to ongoing advances in digital technologies – principally application software and the Internet.  Our mission today is to make a measurable difference for our customers by helping them achieve their desired business outcomes.  To do this, we must help our customers improve productivity, reduce cost, mitigate risk of fraud, meet compliance standards, and grow their revenue.

In pursuit of our mission, we offer consulting, software, document design, printing, sourcing, distribution, and staffing services.  Our portfolio of products and services finds application across a customer’s entire enterprise – from the desktop, to the internal data center or print shop, to externally-produced print.  Our knowledge of business processes, deep vertical market understanding, past experience in helping customers improve their workflow, and our adoption of new digital technologies, puts us in a strong position to continue to deliver on our mission.

OUR MARKETS

We primarily serve the healthcare, industrial, and commercial markets in the United States.  In the healthcare market, we are a leading provider of documents, labels, software, and services to more than 50% of the acute care hospitals in the U.S.  In the industrial market, we supply functional and decorative labels as well as technical literature to large manufacturers. Documents, labels, secure documents, and related services are sold to the commercial market, which mainly serves the financial and insurance industries, as well as business services, government, transportation, and retail.

OUR PRODUCTS AND SERVICES

You can read additional information related to revenues, operating profit, assets, and capital expenditures of each reportable segment for years 2006 through 2008 in Note 15 “Segment Reporting” in the Notes to Consolidated Financial Statements.

An overview of our principal products and services follows, organized by our five reportable segments: Document Management, Label Solutions, Print On Demand (POD) Services, Document Systems, and PathForward.

Document Management

Document Management accounted for 54.9%, 55.5%, and 54.6% of our consolidated revenues in 2008, 2007, and 2006. Primary markets are large and middle-market companies in the healthcare, financial services, and manufacturing industries. We provide the following products and services that help our customers find the most cost-effective way to manage and distribute documents and related products.

Document Design

We provide design services that tailor the document to the application.  Proper design is instrumental to optimal cost and user productivity.

Printed Documents

We print a wide variety of high quality, custom documents that meet each customer’s design and functional specifications.  Most documents are used as part of internal business processes or to facilitate business transactions between buyer and seller.  A few examples are statements and invoices, payroll and expense checks, purchase orders, shipping documents, and letterhead.  In certain complex applications, our engineers often consult with our customers to identify the best way to achieve the desired outcome.  We are known for our innovative solutions in the design and protection of these documents.

Warehouse and Distribution Services

Many of our custom printed documents are warehoused for subsequent delivery to our customers in the quantity, time, and place of their choosing.  We provide an extensive network of distribution centers across the country which allows us to service customers with multiple locations.  Inventory control, reporting, and reorder are provided in a module of our proprietary SMARTworks® document management system that resides on the customer’s desktops.

Subcontracted Products

As a service to our customers, we buy and resell products that we do not produce.  These include items such as envelopes, blank cut sheet, ATM rolls, business cards and folders.

Secure Document Solutions

Checks, money orders, official checks, drug prescriptions, birth certificates, college transcripts, and a myriad of other documents of value are subject to fraudulent alteration.  As a leader in document security, we utilize specialized inks, secure papers, unique constructions, and other proprietary security features, often in combination, to defeat attempts to make fraudulent copies or alterations.

Supplies

We provide printer supplies, computer supplies and accessories, as well as copier supplies.

Conversion Management

We provide personnel to plan and carry out massive document conversions that arise from mergers and acquisitions or new facility openings.  We provide signage, supplies, and marketing materials, in addition to documents.

Commercial Print
We purchase commercial print as a service to our customers, utilizing the commercial print expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third party commercial printers.

International
We maintain a network of associates throughout the world and provide this GlobalPrint Network® with intellectual property, document management methodology, marketing strategy, and sales opportunities.   In addition to membership fees, we have developed specialty materials and offer these to our network members and customers.

Market Trends – Excess production capacity and price competition are prevalent in portions of the Document Management segment.  The introduction of alternative technologies has reduced industry demand for traditional custom-printed business documents, while a very competitive market has led to price competition.  In spite of these challenges, we believe there is opportunity to increase our market share if we effectively carry out our sales strategies and offer an increasing array of application software and professional services.

Other market trends include:

•

National and personal security issues are becoming more important as identity theft and terrorism pose more visible threats to security

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

Competition – Our principal competitors include R. R. Donnelley & Sons Company, InnerWorkings, Inc., and WorkflowOne.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers and distributors.  We believe we have several strategic advantages over our competitors including:

•

We are recognized as a leader in secure documents, particularly in the healthcare and financial services markets

•

We have knowledge and experience in document workflow management, a strong national reputation, excellent domestic geographic coverage, and a complete line of products from paper to digital.

Backlog – Document Management’s backlog of orders at January 25, 2009, was approximately $35.0 million compared with $52.5 million at January 27, 2008.  We expect to fill all orders in 2009.

Label Solutions

Label Solutions accounted for 12.9%, 12.9%, and 14.5% of our consolidated revenues in 2008, 2007, and 2006.  Printed production parts, including labels and technical literature, are at the core of process management, helping to convey information, safeguard assets, and mitigate risk.  We have broad design and production capabilities, plus expertise in workflow management to help customers address their unique needs.  We provide innovative solutions such as specially-formulated adhesives and substrates to withstand environmental stresses; highly specialized inks and patterns to provide the necessary level of security; smart chips to add intelligence and flexibility; unique design configurations to eliminate redundancy, streamline processes, and reduce costs; and in-mold labeling solutions to enhance the appearance of products by expanding available decoration space on molded parts.  We provide a total integrated solution that includes printers, applications, readers, and software.  We have four dedicated label manufacturing facilities, including a wholly-owned subsidiary in Monterrey Mexico which provides label printing, warehousing, kitting, and digital on-demand printing to U.S. customers that have operations in Mexico.  Label Solutions provides the following types of products and services:

Identification

Our labels serve a broad range of identification needs – product inventory, parts, assets, branding, and security. Examples include hospital patient wristbands, identification cards, nameplates, and vehicle stickers.

Instructional

We produce a wide range of instructional labels, such as wiring diagrams, installation, operating, and service, designed for the life of the product.  We have competency in more than 30 languages.

Bar Code Label Solutions

We provide a comprehensive solution including workflow analysis, labels, application software, printers, conveyor controls, sorting and manifesting systems, implementation services, training, and service support.

Hazard Warning and Safety Communications

We provide product warning and identification labels that are critical parts of many manufactured products.  These must often perform under very demanding environmental conditions.

Market Trends – Driven by an increase in both consumer and industrial end-use applications, the market for pressure-sensitive labels in North America is projected to exhibit steady growth in the long term.  However, in the current economy, growth in these products may be delayed until consumer demand returns to normal levels.  Companies in the industry will increasingly need to incorporate technologies such as bar code, radio frequency identification, Internet-based commerce, digital presses, and environmentally-friendly adhesives and inks.  All of these factors will make the industry more efficient allowing us to compete for new markets with alternative technologies.

Competition – Our principal competitors include R.R. Donnelley & Sons Company, WorkflowOne, Avery Dennison, and Serigraph.  These companies offer products and services similar to ours.  In addition, we compete against local and regional manufacturers, specialty manufacturers, and distributors.  We believe we have a strategic advantage over our competitors since we have developed proprietary label management inventory software, sell patented products such as wristbands used for admissions in hospitals, and operate specialized manufacturing facilities.

Backlog – Label Solutions backlog of orders at January 25, 2009 was approximately $5.1 million compared with $6.4 million at January 27, 2008.  We expect to fill all orders in 2009.

POD Services
POD Services accounted for 29.0%, 28.4%, and 28.3% of our consolidated revenues in 2008, 2007, and 2006.  The combination of improved digital printing devices and more sophisticated workflow software is transforming a printing industry once dominated by long-run offset production to one increasingly characterized by shorter, digitally-printed runs.  Minimal set-up costs, shorter runs, and greater flexibility gives users of digitally-printed documents significant economic advantages over offset for many documents – warehousing costs are eliminated, document obsolescence is reduced, and each image printed can be unique.  We provide digital printing services at 23 locations throughout the United States.  POD Services provides the following types of products and services:

Manuals

We provide training, instruction, and other manuals on demand, often in limited quantities to meet our customers’ needs.

One-to-One Communications

We provide digital print in combination with our services that allow our customers to vary each printed image in order to tailor their marketing and communication programs for each individual.

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

Backlog – POD Services’ backlog of orders at January 25, 2009, was $6.3 million compared with $8.8 million at January 27, 2008.  We expect to fill all orders in 2009.

Document Systems

Document Systems accounted for 2.6%, 2.5%, and 2.4% of our consolidated revenues in 2008, 2007, and 2006.  This segment generates revenue from licensing the rights to software products, revenue from maintenance and other customer support services, professional services associated with the licensing of software, and the sale of related hardware equipment such as printers.

SMARTworks Clinical Enterprise software is tailored for use in hospitals where it is widely used in admissions and patient care areas.  Our LinkUp® Enterprise (LUE) software operates within a customer’s existing network to retrieve and intelligently route data to printers, faxes, and PCs – delivering hardcopy documents, electronic documents, or e-mail messages in the formats required by users.  It is widely used in check disbursement applications such as payroll and accounts payable where control and confidentiality are important.

Market Trends – We provide software applications to help hospitals transition from paper-based to electronic medical records, and we expect this trend to accelerate in the future.  We also anticipate that financial institutions will continue to move toward branch-based check automation.

Competition – Our principal competitors include healthcare information system companies and small software companies.

Backlog – Document Systems backlog of orders at January 25, 2009 was $3.0 million compared with $3.4 million at January 27, 2008.  We expect to fill all orders in 2009.

PathForward

PathForward accounted for 0.6%, 0.8%, and 0.3% of our consolidated revenues in 2008, 2007, and 2006.  We provide software and professional services to help our customers evaluate, improve, and manage their print environments.  We provide a structured approach that determines total print-related expenses and identifies opportunities to achieve lower costs and improved customer communications.

Market Trends – We expect that customers will continue wanting to work with fewer, more capable suppliers and do so in an outsourced or managed services relationship.  In addition, customers want to extract significant costs from their total print-related spending.  The growing trend of printing responsibility translates into printing less, something this segment specializes in.

Competition – Our principal competitors include hardware manufacturers, InnerWorkings, Inc., and Williams Lea.

Backlog– PathForward’s backlog of orders at January 25, 2009 was $2.7 million compared with $0.5 million at January 27, 2008.  We expect to fill approximately $0.7 million of the orders in 2009.  The remaining $2.0 million relates to one order that is scheduled to be filled throughout 2010 to 2013.

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

Documents, labels, and label combination forms are printed at 31 geographically-disbursed locations in the United States and one location in Mexico.  Documents, labels and other forms are shipped directly to customers.  Documents are also stored by us in warehouses for subsequent on-demand delivery.  The management of document inventories to provide just-in-time delivery is a major element of our customer service.

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

OUR RESEARCH AND DEVELOPMENT

During 2008, we spent $4.6 million on research and development compared with $4.9 million and $4.2 million in 2007 and 2006. Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production, as well as the integration of new technologies available in the marketplace.

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

We have participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  Our involvement is a result of waste materials allegedly contributed to the Pasco Site from discontinued manufacturing operations conducted by UARCO Corporation at Roseburg, Oregon.  UARCO was purchased by Standard Register in 1998.  UARCO was also a PRP at the Pasco Site and participated in the initial investigation and related studies.  The Washington State Department of Ecology is the regulatory agency with jurisdiction over the Pasco Site remedial action.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy which has caused an increase in our projected costs associated with the interim stage and expected final remedy.  Agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1.9 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

OUR EMPLOYEES

At December 28, 2008, we had approximately 3,100 employees.

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

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  All statements regarding our expected future financial condition, revenues or revenue growth, projected costs or cost savings, cash flows and future cash obligations, dividends, capital expenditures, business strategy, competitive positions, growth opportunities for existing products or products under development, and objectives of management are forward-looking statements that involve certain risks and uncertainties.  In addition, forward-looking statements include statements in which we use words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  These forward-looking statements are based on current expectations and estimates.  We cannot assure you that such expectations will prove to be correct.  The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Because such statements deal with future events, actual results for fiscal year 2009 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed below.

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

Digital technologies will continue to erode the demand for our printed business documents.

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

We believe our extensive expertise within our markets, combined with increased focus on targeted solutions for those markets, will differentiate us from our competitors and allow us to capture market share.  However, we operate in a very competitive industry and we may not be successful in gaining market share, in which case the rate of decline in revenue could outpace our rate of cost reduction, lowering our margins.

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

Unfavorable general economic conditions could continue to adversely affect our revenue, gross margin, and earnings.

Our business can be unfavorably affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, and the effects of governmental plans to manage economic conditions.  The United States economy is in a recession, and we do not know how long the economic slowdown will last. The demand for many of our printed documents, and hence our revenue and gross margin, is correlated with the level of business activity of our customers.  Economic weakness and constrained customer spending has resulted, and may continue to result, in decreased revenue, gross margin, earnings, and growth rates.  We also have experienced, and may continue to experience, gross margin declines reflecting the effects of increased pressure for price concessions as our customers attempt to lower their cost structures.  In this environment, we may not be able to reduce our costs sufficiently to maintain our margins which, in the case of severe financial difficulty, may affect our ability to pay dividends for a period of time.

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

In the price-competitive marketplace in which we operate, the sales representative may not be able to pass through any or all of the higher paper cost, or more likely, may experience some negotiated delay in achieving the higher price.  In addition, we have contracts with some customers that limit the amount and frequency of price increases.  To the extent we cannot recover the full cost increase, our gross margins would be reduced.  We have generally been successful in the past in recovering higher paper costs, albeit with some delay.  There is no guarantee, however, that this experience will be repeated in the future.

We may make larger contributions to our pension plans in the future, diverting cash from other corporate purposes.

Our qualified defined benefit pension plan has shifted from overfunded to underfunded, largely as a result of poor stock market returns in 2001, 2002, and most recently in 2008, that significantly reduced the market value of our pension plan assets.

We had been making voluntary contributions to our pension plan over the past several years, and in 2008 were subject to mandatory contributions of $20 million.  We expected to make contributions of approximately $20 million annually which would have brought the plan to a fully-funded position by 2012 based on previous actuarial assumptions.  In 2009, we expect to contribute $20 to $25 million.  Although we do not know the exact amount required for our minimum funding at this time, we expect the required funding to be lower than our planned contributions for 2009.  Based upon the new funding requirements of the Pension Protection Act and the recent declines in the stock market, it is likely that we will be required to increase our level of contributions in 2010 and beyond.

Additionally, if our actuarial assumptions are not realized in the future, we may have to continue to increase our contributions to our pension plan, diverting cash from capital expenditures or other important corporate purposes, or perhaps increasing the level of our long-term debt.

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

Over the past several years, we have undertaken several actions designed to restructure our business, reduce future operating costs, and dispose of excess assets.  These actions have included reductions in workforce, dispositions of assets, plant and office closures, and internal reorganizations of our sales force.  The introduction of additional restructuring programs could be disruptive to our business.  Reductions to headcount and other cost cutting measures could result in the loss of technical expertise that could adversely affect our strategic plans and development of new products and services.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While we continue to take action to ensure compliance with the disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the related SEC and NYSE rules, there are inherent limitations in our ability to control all circumstances.  Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that any company’s controls, including our own, will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be evaluated in relation to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

Item 2 – PROPERTIES

Our corporate offices are located in Dayton, Ohio.  The following table is a list of our principal production facilities:

Location	Square Footage	Business Segment	Type of Facility
Fayetteville, Arkansas	146,349	Document Management	Continuous, Form Labels
Murfreesboro, Tennessee	82,209	Document Management	Short-run Continuous
Salisbury, Maryland	114,607	Document Management	Continuous, Form Labels, 50'' Rolls
Shelbyville, Indiana	60,930	Document Management	Short-run Zipsets and Cut Sheets
York, Pennsylvania	214,110	Document Management	Zipset, MICR Cut Sheet, Laser Forms
Dayton, Ohio	21,315	Label Solutions	In-Mold Labeling
Monterrey, Mexico	29,064	Label Solutions	Booklets, Short-run Labels, Kitting and Distribution
Radcliff, Kentucky	79,000	Label Solutions	Custom Labels, MatchWeb Labels, and DocuLabels II Labels
Tampa, Florida	39,634	Label Solutions	Custom Labels and Roll Labels
Charlotte, North Carolina	57,191	POD Services	Document Outsourcing, Imprinting, Digital Color
Sacramento, California	51,760	POD Services	Document Outsourcing, Kitting/Digital Color
Tolland, Connecticut	56,159	POD Services	Document Outsourcing, Kitting/Imprinting, Financial Forms
Carrollton, Texas	81,435	POD Services	Document Outsourcing, Imprinting, Digital Color

Sacramento, California; Tampa, Florida; Carrollton, Texas; Tolland, Connecticut; and Monterrey, Mexico are leased facilities. In addition, we operate 19 smaller Stanfast Print Centers.  In most cases, these facilities are located in major metropolitan cities in the United States and are leased.

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

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of our shareholders.

Executive Officers of the Registrant

The following is a list of our executive officers as of our filing date, their ages, their current titles, and any positions they held during the last five years:

Name	Age	Office and Experience	Officer Since
Joseph P. Morgan, Jr.	49	President and Chief Executive Officer. Mr. Morgan has served in this position since January 2009 after serving as Acting Chief Executive Officer beginning September 2008. From April to September 2008, he served as Vice President and Chief Operating Officer. From December 2005 to April 2008, he served as Vice President, Chief Technology Officer and General Manager, On Demand Solutions Group, having previously served as Vice President, Chief Technology Officer from January 2003 to December 2005.	2003
Robert M. Ginnan	45	Vice President, Treasurer and Chief Financial Officer. Mr. Ginnan has served in his current position since February 2009, having previously served as Corporate Controller since 2000.	2009
Kathryn A. Lamme	62	Senior Vice President, General Counsel and Secretary. Ms. Lamme has served in her current position since April 2002.	1998
Thomas M. Furey	44	Vice President, Chief Supply Chain Officer and General Manager, Document and Label Solutions. Mr. Furey has served in this position since April 2006. From December 2004 to April 2006, he served as Vice President and General Manager, Document and Label Solutions. He joined the Company as Vice President, Manufacturing Operations, Document and Label Solutions, in May 2004. Prior to joining the Company, Mr. Furey was Director of Operations, Avery Dennison Fasson Roll North America, from September 2002 to May 2004.	2006
Bradley R. Cates	39	Vice President, Sales and Marketing. Mr. Cates has served in this position since April 2007. From September 2005 to April 2007, he served as Vice President, Marketing and from August 2003 to September 2005 he served as Vice President, Strategic Accounts.	2007

There are no family relationships among any of the officers.  Officers are elected at the annual organizational meeting of the Board of Directors, which is held immediately after the annual meeting of shareholders, to serve at the discretion of the Board.

PART II

Item 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2008
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 11.66	$ 7.52	$ 7.52
2nd	$ 0.23	$ 11.88	$ 7.17	$ 9.43
3rd	$ 0.23	$ 11.61	$ 8.47	$ 10.54
4th	$ 0.23	$ 10.06	$ 4.78	$ 9.24

2007
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 13.46	$ 11.90	$ 12.65
2nd	$ 0.23	$ 13.24	$ 11.16	$ 11.40
3rd	$ 0.23	$ 14.47	$ 11.21	$ 12.71
4th	$ 0.23	$ 13.66	$ 11.24	$ 11.64

Approximate Number of Holders of Common Stock - On January 25, 2009, there were 2,363 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

Dividends - We announced that our Board of Directors intends to reduce the quarterly dividend from $0.23 per share to $0.05 per share in the second quarter, and will consider subsequent dividend payments on a quarter by quarter basis in accordance with its normal practice.  See discussion under “Liquidity and Capital Resources” on page 30.

There were no repurchases of our common stock during the fourth quarter of 2008.   Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Performance Graph

The following performance graph presents our cumulative total shareholder return on our common stock from December 31, 2003 to each of the years ending 2004, 2005, 2006, 2007, and 2008.  Each year’s ending value is calculated as follows:

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

The Company uses the S&P SmallCap 600 Industrial Index and the S&P 500 Index.  There were 90 companies in the S&P 600 Industrial Index on December 31, 2008, including Standard Register.

[GRAPH ATTACHED IN PDF FORMAT]

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2008	2007 (a,b,g)	2006 (b,c,e,g)	2005 (b,d,e,g)	2004 (b,d,e,f,g)	2003 (b,d,e)
SUMMARY OF OPERATIONS
Revenue	$ 791,076	$ 865,432	$ 894,291	$ 890,069	$ 878,222	$ 875,700
Cost of sales	540,274	593,118	602,933	605,245	585,908	571,781
Gross margin	250,802	272,314	291,358	284,824	292,314	303,919
Selling, general and administrative	228,346	273,957	276,165	260,843	285,869	317,647
Asset impairments	164	(439)	2,738	303	854	11,423
Restructuring charges	5,621	7,996	2,671	998	11,008	18,256
Interest expense	2,220	3,763	2,285	2,465	2,643	4,048
Investment and other income	285	208	228	499	113	857
Income tax expense (benefit)	7,905	(5,176)	4,500	10,378	(4,239)	(17,789)
Income (loss) from continuing
operations	6,831	(7,579)	3,227	10,336	(3,708)	(28,809)
Loss from discontinued
operations	-	(752)	(4,922)	(9,487)	(39,330)	(10,258)
Gain (loss) on sale of discontinued
operations	5	1,026	(10,044)	550	12,820	-
Net income (loss)	$ 6,836	$ (7,305)	$ (11,739)	$ 1,399	$ (30,218)	$ (39,067)

DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ 0.24	$ (0.26)	$ 0.11	$ 0.36	$ (0.13)	$ (1.02)
Loss from discontinued
operations	-	(0.03)	(0.17)	(0.33)	(1.38)	(0.36)
Gain (loss) on sale of discontinued
operations	-	0.04	(0.35)	0.02	0.45	-
Net income (loss)	$ 0.24	$ (0.25)	$ (0.41)	$ 0.05	$ (1.06)	$ (1.38)

Dividends paid	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$ 1.21	$ 3.88	$ 4.13	$ 6.01	$ 7.21	$ 8.68
YEAR-END FINANCIAL DATA
Current ratio	2.0 to 1	2.3 to 1	2.1 to 1	2.1 to 1	1.3 to 1	2.8 to 1
Working capital	$ 86,415	$ 111,420	$ 116,456	$ 113,855	$ 63,216	$ 184,083
Plant and equipment	$ 102,071	$ 110,975	$ 119,339	$ 129,989	$ 147,160	$ 165,538
Total assets	$ 413,377	$ 420,966	$ 452,079	$ 475,912	$ 542,973	$ 628,957
Long-term debt	$ 33,840	$ 51,988	$ 41,021	$ 34,379	$ 867	$ 125,000
Shareholders' equity	$ 34,969	$ 111,379	$ 118,070	$ 173,355	$ 205,308	$ 247,071
OTHER DATA
Number of shares
outstanding at year-end	28,786,354	28,727,177	28,621,104	28,833,939	28,494,239	28,468,455
Number of employees	3,100	3,400	3,760	4,000	4,100	5,000
Capital expenditures	$ 17,330	$ 21,575	$ 22,906	$ 20,224	$ 23,228	$ 18,343

Note: Balance sheet data for 2003-2006 does not reflect Digital Solutions and InSystems as discontinued operations.
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
(g) Reflects a prior period adjustment to beginning retained earnings for correction of an error.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K and elsewhere in this report.  These risks could cause our actual results to differ materially from any future performance suggested below.   This Management’s Discussion and Analysis includes the following sections:

•

Overview – An overall discussion of our Company, the business challenges and opportunities we believe are key to our financial success, and our plans for facing these challenges and capitalizing upon the opportunities before us.

•

Critical Accounting Polices and Estimates – A discussion of the accounting policies that require our most critical judgments and estimates.   This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates.  This section also provides a summary of recently adopted and recently issued accounting pronouncements that have or may materially affect our business.

•

Results of Operations – An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements.   This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

•

Liquidity and Capital Resources – An analysis of cash flows and discussion of our financial condition, and contractual obligations.  This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2008, 2007, and 2006 refer to the 52-week periods ended December 28, 2008, December 30, 2007, and December 31, 2006.

OVERVIEW

The Company – We are a leading document services provider that partners with our customers to manage, control, and source their document and print-related spending.  We primarily serve the healthcare, industrial, and commercial markets.

We are trusted by our customers to manage business-critical documents.  Managing these documents not only includes providing printed documents but also includes helping companies migrate from paper-based to digital processes by providing innovative tools to manage the entire lifecycle of their documents from concept to delivery.  To accomplish this, we provide products and services including:  printed products, pressure-sensitive labels, print-on-demand services, document automation, document design, outsourcing, warehouse and distribution services, and professional services.

We make a measurable difference for our customers by helping them achieve their desired business outcomes by assisting them with reducing costs, transitioning to more efficient processes, effectively managing their risks and meeting their regulatory and industry requirements, and driving their business growth.

Our operations include five reportable segments:  Document Management, Label Solutions, POD Services, Document Systems, and PathForward.

Our Business Challenges – We are engaged in an industry undergoing fundamental changes due to advancements in and proliferation of digital technologies.  These changes, in addition to the current economic conditions, create business challenges for us.  We believe our Company is facing the following key challenges:

•

Declines in demand for traditional custom-printed documents

•

Excess production capacity and price competition within our industry

•

Future pension funding requirements and amortization of actuarial gains and losses

•

Current economic conditions and disruption in credit markets.

The following is a discussion of these business challenges and our strategy for managing their effect upon our business.

Declines in demand for traditional custom printed documents – Traditional business documents are essential for the conduct of business, but many are being replaced or devalued by software.  However, digital technology also introduces new opportunities with significant growth potential for us, such as print-on-demand services.  Our Company’s history is one of adapting to change, and our goal is to persevere and grow in the digital age.

We plan to continue to invest in new and existing technologies and services that provide innovative, valuable solutions for our customers’ document needs.  We believe our extensive expertise within our markets combined with increased focus on targeted solutions for those markets will differentiate us from our competitors and produce growth opportunities outside of traditional printed documents.

Excess production capacity and price competition within our industry – Paper mill operating rates for uncoated freesheet have declined somewhat but still remained high at the end of 2008.  Faced with higher energy and transportation costs, paper mills are expected to continue to manage production capacity through downtime and closures in an attempt to maintain or increase paper prices.

Despite a competitive marketplace, we have generally been able to pass through increased paper cost, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.  We expect this trend to continue; however, current economic conditions may limit our success at recovering all of our increased costs, resulting in lower margins on products we sell.

To remain competitive, in 2007, we initiated restructuring actions to reduce our annual operating costs by $40 million.  We eliminated approximately 250 positions, primarily in management and overhead, representing $22 million annually in compensation and related costs.  We also consolidated our manufacturing and warehousing operations to save approximately $5 million annually.  Other initiatives that targeted purchasing costs and other non-compensation expenditures lowered costs by approximately $13 million annually.

Future pension funding and loss amortization – During 2001, 2002, and most recently in 2008, our qualified pension plan became underfunded due to weak stock market returns.  The amortization of these asset losses plus other actuarial losses has resulted in significant pension loss amortization in recent years – equivalent to $0.42 per share in 2008, $0.55 per share in 2007, and $0.54 per share in 2006.  Pension loss amortization is expected to be $20.4 million in 2009, equivalent to $0.43 per share.  As a result of the 2008 losses and possible future losses from a continued weak economy in 2009, we expect pension loss amortization to trend higher in future years.

The Pension Protection Act of 2006 became effective in 2008 and increases the minimum funding requirements for our qualified pension plan.  Although we do not know the exact amount required for our minimum funding at this time, we estimate our funding will be $20 to $25 million in 2009, which is more than the expected required funding.  Based upon the new requirements and the recent decline in the value of our pension assets, it is likely that we will be required to increase our level of contributions in 2010 and beyond.

In response to these challenges, we modified our qualified and nonqualified defined benefit pension plans for employees still accruing benefits under the plans.  Effective June 30, 2008, these participants ceased accruing pension benefits and the final pension amounts were based upon pay and service through June 29, 2008.  The Company match in the 401(k) savings plan was increased for the affected employees from 10% to 75% on the first six percent of eligible compensation deferred. Excluding pension loss amortization, we expect to realize annualized savings of approximately $4.4 million in service costs as a result of these changes.

Current economic conditions and disruption in credit markets – Recent market and economic conditions have been volatile and challenging resulting in decreased demand and significant price competition in an already price-competitive environment.  These factors had a significant impact upon our revenues during the year.  Although we cannot predict the duration and severity of the current disruption in financial markets and adverse economic conditions going forward, we expect to continue to see similar challenges in 2009.

As a result, we implemented the following actions during 2008 to enable the Company to maintain a strong financial condition during this economic downturn and achieve its long-term objectives:

•

We initiated plans to integrate several of our POD Services print centers and Document Management distribution warehouses in order to improve efficiency and reduce cost.  We closed two print centers and one distribution center and integrated two other print centers with warehouses.  We expect to realize approximately $3.0 million in annualized cost savings as a result of these actions.

•

We also implemented a plan to redesign our sales support infrastructure to more of a centralized model by the end of March 2009.  Customer transactional and administrative functions are being transitioned from our field sales offices to one of three client support centers, one of which is new.  This action is expected to result in approximately $5.6 million in annualized cost savings.

•

In November, we reduced our workforce by 5%, eliminating approximately 175 positions throughout the Company. Annualized savings are expected to total approximately $11.0 million.

•

Late in the year, we renegotiated various contracts to enable us to lower raw material costs, outbound freight charges, and professional service fees.  In addition, we re-evaluated production schedules at our manufacturing facilities to substantially reduce over-time expenses.  We expect to realize approximately $9.0 million in annualized savings as a result of these changes.

Our Focus – Our sales focus during 2008 and in previous years was primarily product driven.  Given our substantial experience and expertise within our vertical markets, we are shifting our focus from products to our vertical markets and the challenges and solutions needed in these particular markets.   Additionally, we are creating operational efficiencies to reduce costs, improve customer satisfaction, and generate positive cash flow.  In 2009, we will be focusing on:

•

Increased coverage and improved client satisfaction within our vertical markets

•

Relentless pursuit of cost reduction

•

Generating positive cash flow.

Increased coverage and improved client satisfaction within our vertical markets – We believe focusing our efforts on markets where we are trusted industry leaders and have an extensive understanding of the document-related issues will enable us to provide valuable solutions specific to these markets in a very timely and highly responsive manner.

One of our main objectives is to expand our sales in these vertical markets by focusing our in-depth knowledge on providing a full range of innovative, valuable document and print-related solutions for these customers.  Key to this objective is offering products and services that are driven by anticipated needs and solutions specific to these customers.   We are also investing in alternative sales channels that will further strengthen our position as a leader in these markets and are aligning our sales infrastructure to enable a higher level of customer service and increased opportunities to present our comprehensive solutions to new and existing customers.

We intend to continue to bring our customers products and services that improve their ability to capture, manage, and move information in their business processes.  We offer a portfolio of Standard Register managed services that help our customers reduce costs and improve their business processes, allowing them to concentrate on their core competencies.  We expect that our ability to provide for digital print-on-demand output, including color and variable print, and services that provide the customer with added convenience, design capability, and control over the process to be a strong differentiator among our competitors.

Relentless pursuit of cost reduction/Generating positive cash flow – We will continue to critically evaluate costs and improve productivity in order to stay cost competitive and most importantly, generate positive cash flow.   We expect these measures to allow us to weather the current downturn in the economy and position us for growth as the economy strengthens.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions discussed below for the pension plan, deferred taxes, and inventories generally do not affect segment results.  However, changes in revenue recognition, fair value measurements, and share-based compensation expense (through an allocation of corporate expenses) could impact individual segment results.

For a detailed discussion of the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  Management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of the Board of Directors.

Pension Benefit Plan Assumptions

Included in our financial statements are significant pension obligations and benefit costs which are measured using actuarial valuations.  The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments.  Such assumptions include the discount rate and the expected long-term rate of return on plan assets.   In addition, the actuarial calculation includes subjective factors, such as withdrawal and mortality rates, to estimate the projected benefit obligation.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants.  These differences may have a significant impact on the amount of pension obligations and benefit expense recorded in future periods.

Discount rate – One of the principal components of calculating the projected benefit obligation and certain components of pension benefit costs is the assumed discount rate.  The discount rate is the assumed rate at which future pension benefits could be effectively settled.  The discount rate established at year-end for the benefit obligations is also used in the calculation of the interest component of benefit cost for the following year.  Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due.

Expected long-term rate of return on plan assets – One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets.  The required use of an expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year.  Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees.  Our qualified defined benefit pension plan’s assets are invested in a broadly- diversified portfolio consisting primarily of publicly-traded common stocks and fixed-income securities.  We use long-term historical actual return experience and estimates of future long-term investment return, with consideration to the expected investment mix of the plan’s assets, to develop our expected rate of return assumption used in the net periodic pension cost calculation. Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization.  The amortization of these differences has, and will continue to have, a significant effect on net periodic pension cost.

Our nonqualified pension benefit plans are unfunded plans and have no plan assets.  Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

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

We review the assumptions used to account for our pension obligations and benefit cost each fiscal year-end.

Weighted-Average Assumptions

Projected benefit obligation	2008	2007
Discount rate used for pension obligations	5.75%	6.00%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease the pension obligation recorded by approximately $41 million.

•

A 1% decrease in the discount rate would increase the pension obligation recorded by approximately $48 million.

Net periodic pension benefit cost	2008	2007	2006
Discount rate	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease pension cost by approximately $3.2 million.  A 1% decrease in the discount rate would increase pension cost by approximately $3.5 million.

•

A 1% increase or decrease in the expected long-term rate of return on plan assets would decrease or increase pension benefit cost by $3.3 million.

Amortization of differences between the expected and actual returns on the plan assets impacts our pension cost.  The actual return on plan assets in 2008 was a loss of approximately 28%.  The difference between this loss and the gain expected based upon the long-term rate of return created an actuarial loss of approximately $76.4 million, on an after-tax basis, that was charged directly to shareholders’ equity.  This actuarial loss will be amortized to expense in future years.

Changes in discount rates used to value pension liabilities can also impact our pension cost through the amortization of the actuarial gains and losses created.  The change in discount rate from 6.0% to 5.75% created an actuarial loss of $11.5 million, on an after-tax basis, which also was charged directly to shareholders’ equity.

While we previously expected that amortization expense would continue to trend lower in 2009, the significant asset and liability losses in 2008 will cause amortization expense to be approximately $20.4 million in 2009 and trend higher in subsequent years.  We currently have approximately $184.7 million of actuarial losses related to our pension plans that will be amortized to expense in future years.

The long-term rate of return on plan assets that we expect to use to determine fiscal 2009 net periodic pension cost is 8.75%, the same as 2008.

Fair-value Measurements

During the second quarter of 2007, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using a fair-value-based test that compares the fair value of the asset to its carrying value of $6.5 million. Based upon the test results, we determined that the discounted sum of the expected future cash flows from the assets exceeded the carrying value of those assets; therefore, no impairment of goodwill was recognized.  During the second quarter of 2008, we elected to carry forward the 2007 test based upon our judgment of the following factors:

•

The assets and liabilities that make up the reporting unit used to determine the fair value had not changed significantly from 2007

•

The 2007 valuation resulted in an amount that exceeded the carrying amount of the reporting unit by a substantial margin

•

Based upon an analysis of events that have occurred and circumstances that have changed since the 2007 valuation, the likelihood that the current fair value determination would be less than the current carrying amount of the reporting unit is remote.

As a result, no impairment of goodwill was recognized in 2008.  The fair-value test performed in our analysis in 2007 used significant estimates and assumptions, which included projected future cash flows, discount rates that reflect the risk inherent in the future cash flows, growth rates, and determination of appropriate market values.  The most critical estimates used in determining the expected cash flows were the revenue and cost assumptions and the terminal value assumed.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill, for both 2007 and 2008.

Deferred Taxes

We record income taxes under the asset and liability method.  Significant management judgment is required in determining our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets, and our provision for income taxes, including tax positions taken or to be taken in our tax returns.

At December 28, 2008, we had net deferred tax assets of $126.7 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

Valuation Allowances – Our ability to realize deferred tax assets is primarily dependent on the future taxable income of the taxable entity to which the deferred tax asset relates.  We evaluate all available evidence to determine whether it is more likely than not that some portion, or all, of the deferred income tax asset will not be realized.

The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  We have established valuation allowances for U.S. and Canadian capital loss carryforwards of approximately $80.6 million ($14.2 million in deferred tax assets) because we believe it is more likely than not that they will not be utilized before the expiration period.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Inventories

Under the dollar value LIFO method, similar items of inventory are aggregated to form inventory "pools."  Increases and decreases in a pool are identified and measured in terms of the total dollar value of inventory in the pool.  The use of indices is an integral part of the dollar value LIFO method.  Using the link-chain technique, a cumulative index is used to convert (deflate) year-end inventories priced at current cost to base-year cost and to convert (inflate) an increment stated at base-year cost back to LIFO cost.  Under both techniques, indices are developed by pricing all inventory items twice.  In other words, inventory quantities on hand at the end of the current year are priced at current year current costs and at prior year current costs.  This ratio of costs is then used to adjust the cumulative index at the end of the preceding year to a new cumulative index.  The total current cost of current year-end inventories is next converted to total base-year cost by means of the new cumulative index.  The net change in inventory is then determined by comparing the total inventory at base-year cost at the beginning and the end of the current year.  LIFO values are determined, by layer, by applying the applicable cumulative index to the increments stated at base-year cost.

We evaluate the LIFO calculation each quarter and record an adjustment, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year-end.  We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year.  We apply internally-developed indices that we believe more consistently measure inflation or deflation in the components of our inventories and product mix and our merchandise mix.  We believe the internally-developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.  Should actual annual inflation rates and inventory balances at the end of any fiscal year differ materially from our interim estimates, changes could occur that would materially affect our Consolidated Statement of Income for that year.

At December 28, 2008, a 10% increase in our 2008 cumulative index would have increased our LIFO expense approximately $0.9 million or approximately $0.6 million after tax.  Conversely, a 10% decrease in our 2008 cumulative index would have decreased our LIFO expense by approximately $1.1 million or approximately $0.7 million after tax.

Share-Based Compensation Expense

We currently have 216,100 shares of nonvested performance-based stock which vests subject to attainment of a pre-determined performance goal by the Company by fiscal year-end 2009.  The performance goal is a cumulative goal which allows partial vesting if a minimum level of performance is attained over the two-year period.  If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares would be granted and automatically vested upon performance above the target level.

The amount of compensation expense recognized is dependent on the total amount of performance-based shares we expect to vest.  This requires us to evaluate the probability of achieving the performance goal and assess the level of goal achievement each quarter.  The amount of compensation expense recorded is subject to adjustment based on changes in our expectations and the actual level of achievement of the performance goal.  We have not recognized any expense in 2008 for these awards because, at this time, we do not believe the performance goal will be achieved.  At December 28, 2008, there was $2.1 million of unamortized expense that may be recognized in 2009 if achievement of the performance goal becomes probable.

Revenue Recognition

Within our Document Systems and PathForward segments, we enter into sales arrangements with customers that contain multiple elements or deliverables such as software, professional services, and ongoing maintenance and post-contract customer support.  Revenue from these segments accounted for approximately 3% of consolidated revenue in 2008.  We account for the licensing of software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition.”  We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.  For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence ("VSOE") of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver.  Changes in assumptions or judgments or changes to the elements in a software arrangement could change the timing or amount of revenue that we report in a particular period.

Additionally, while the majority of our sales transactions contain standard business terms and conditions, there are some transactions that contain non-standard business terms and conditions.  As a result, significant contract interpretation is sometimes required to determine the appropriate accounting including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables if there are multiple deliverables; (3) when to recognize revenue on the deliverables; and (4) whether the fee is fixed and determinable.  Changes in judgments on these interpretations could materially impact the timing of revenue recognition.

Recently Adopted Accounting Pronouncements

Effective December 31, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  SFAS 157 does not require any new fair value measurements, but is applicable under most current accounting pronouncements that require or permit fair value measurements.

The new standard provides guidance on the methods used to measure fair value, including the market, income, and cost approach.  These approaches require us to use certain assumptions in our models that market participants would use in pricing assets and liabilities.  The models may use readily observable, market corroborated, or generally unobservable inputs.

We did not have any financial instruments recorded at fair value that required a cumulative effect adjustment to beginning retained earnings upon adoption, and there was no material effect on our consolidated results of operations, financial position, or cash flows as a result of the adoption of SFAS 157.  We currently do not have any assets or liabilities measured at fair value that would require the expanded disclosures under SFAS 157.  However, FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” issued in December 2008, will require additional disclosures regarding the fair value of pension plan assets in 2009 that are similar to those required under SFAS 157.

We have only partially applied the provisions of the new standard.  As permitted, we have elected to defer application of SFAS 157 until 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis.  The major categories of nonfinancial assets and liabilities that would apply to us include goodwill, trademark intangible asset, and property and equipment reported at fair value as a result of impairment testing.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  This analysis is presented in the following sections:

•

Consolidated Summary:  This section provides an overview of our consolidated results from operations for 2008, 2007, and 2006.

•

Segment Operating Results:  An analysis of revenue, cost of sales, gross margin, and operating income by segment.

Consolidated Summary

The following summarizes our consolidated results for 2008, 2007, and 2006.

	2008	% Change	2007	% Change	2006
Revenue	$ 791.1	-9%	$ 865.4	-3%	$ 894.3
Cost of sales (1)	540.3	-9%	593.1	-2%	602.9
Gross margin (1)	250.8	-8%	272.3	-7%	291.4

Gross margin % of sales	31.7%		31.5%		32.6%

SG&A expense (1)	228.4	-17%	274.0	-1%	276.2
Restructuring & asset impairment	5.8		7.6		5.4
Other expense, net	1.9		3.5		2.1
Income (loss) from continuing operations before taxes	14.7		(12.8)		7.7
Income tax expense (benefit)	7.9		(5.2)		4.5
Income (loss) from continuing operations	$ 6.8		$ (7.6)		$ 3.2

Income (loss) from discontinued operations	$ -		$ 0.3		$ (15.0)

(1) We previously disclosed depreciation and amortization expense as a separate line item under operating expenses.  In 2008, we reclassified the applicable amount of expense to cost of sales for those assets related to the production of goods or services.  The remainder of expense is included in selling, general and administrative expense.  All prior-year amounts have been reclassified to conform to the current-year presentation.

Revenue

During 2008, the Company’s revenue was under pressure from several aspects.  Adoption of digital technologies continued to erode revenues from traditional print as expected within the industry.  The volatile economic conditions also led to weaker pricing in an already over-supplied and competitive industry as our customers were forced to seek further cost savings in their own operations.  Additionally, some of our products are used by manufacturing customers in their products.  The declining consumer demand over the year translated to lower unit sales for these products as manufacturing customers reduced their production in response to the downturn in the economy.  As a result of these factors, revenue declined $74.3 million or 9% from the prior year.  Lower unit sales accounted for a decline of approximately 12% while pricing accounted for a slight increase of 3%, primarily reflecting the pass-through of increased paper and fuel costs.  We estimate that economic factors accounted for approximately 70% of the revenue decline.  Economic conditions have continued to be weak thus far in 2009, and we expect a continuation of this trend through 2009.

In 2007, consolidated revenue was down $28.9 million or 3% from the prior year.  Three customers accounted for a total decline of $38.0 million in revenue.  These included the loss of label business at a large pharmacy, price cuts at a major bank, and a reduction in prescription pad sales representing the difference between the initial program rollout in 2006 and a much lower maintenance level in 2007.  These declines were offset primarily by growth in our Commercial Print business and modest price increases.

Cost of Sales/Gross Margin

Cost of sales decreased $52.8 million or 9% from 2007 to 2008.  Lower unit sales accounted for a decline of approximately $59 million.  Material prices increased approximately $21 million; however, this increase was offset partially by $15 million of cost savings in production and compensation costs realized as a result of the 2007 and 2008 restructuring actions discussed previously.  Despite a decline in revenue, the gross margin percentage improved slightly to 31.7% in 2008, compared to 31.5% in 2007.

Cost of sales in 2007 compared to 2006 decreased $9.8 million or 2%, primarily the result of lower unit sales.  This decrease was partly offset by temporarily higher costs incurred in conjunction with the closing of our Middlebury facility.    As a result, gross margin as a percentage of sales decreased from 32.6% in 2006 to 31.5% in 2007.

Selling, General and Administrative Expense

	2008	2007	2006

Selling and sales support	$ 119.5	$ 135.9	$ 148.2
Research and development	4.6	4.9	4.2
General and administrative expenses	74.5	69.4	80.4
Depreciation	9.7	10.9	12.7
Amortization of pension net actuarial losses	20.0	26.1	25.6
Pension settlements	-	20.9	1.6
Other pension and postretirement expenses	0.1	5.9	3.5
Total selling, general and administrative expense	$ 228.4	$ 274.0	$ 276.2

Total SG&A expense decreased $45.6 or 17% in 2008.  Pension settlements declined $20.9 million and pension amortization decline $6.1 million, accounting for more than half of the decline in SG&A expense.  Other pension costs decreased $5.8 million primarily due to decreased pension service costs as a result of the 2008 plan modifications.  A more detailed discussion of pension loss amortization and pension settlements is provided below.  Selling and sales support decreased $16.4 million primarily as a result of the 2007 and 2008 restructuring actions, lower incentive compensation due to reduced revenue, and lower travel-related expenses.  Depreciation continued to trend down by $1.2 million, reflecting the asset-lighter strategy the Company has adopted.   Overall, we have maintained our lower cost structure from our 2007 restructuring actions with the exception of an increase in healthcare costs during 2008 of approximately $2.1 million.

In 2007, SG&A expense decreased $2.2 million as compared to 2006.  Excluding the effect of pension loss amortization and settlements which increased $19.8 million, SG&A expense decreased $22 million.  Selling and sales support decreased $12.3 million primarily due to lower total compensation from the restructuring actions.  General and administrative expenses also declined as a result of the restructuring actions, lower healthcare costs, and lower share based compensation expense. Because performance goals were not met, in 2007 we reversed approximately $1.6 million of general and administrative expense recorded in 2006 and 2005 related to performance-based restricted stock.  We also recorded approximately $1.9 million of non-recurring items, primarily related to sales tax refunds.   Depreciation expense declined $1.8 million as a result of lower capital expenditures in recent years.

Pension loss amortization and pension settlements

Our qualified pension plan became underfunded in 2002 primarily as a result of the weak stock market in 2001 and 2002 and subsequent declines in interest rates.  This produced actuarial losses that are amortized to expense in subsequent years. Non-cash pension loss amortization was $20.0 million, $26.1 million, and $25.6 million in 2008, 2007, and 2006 and is expected to be $20.4 million in 2009.  During 2008, the plan’s assets experienced significant declines in market value due to the weak economic conditions at the end of 2008.  These declines, combined with declines in interest rates, resulted in additional accumulated actuarial losses that will be amortized in future years causing pension loss amortization to trend higher in future years.

As a result of associates retiring and electing a lump-sum payment of their pension benefit we recorded non-cash settlement charges of $20.9 million and $1.6 million in net periodic benefit cost for 2007 and 2006.  No settlement charges were incurred in 2008.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial net losses.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce costs, and maintain a strong financial condition.  We recorded $5.6 million, $8.0 million, and $2.7 million of restructuring charges and other exit costs in 2008, 2007, and 2006 related to these savings initiatives.    We intend to continue to critically evaluate operations and costs and may initiate additional cost reducing initiatives or restructurings in the future.

2008

During 2008, we initiated plans to close two print centers and one distribution center and to integrate two other print centers into our distribution warehouses as part of a plan to improve efficiency and reduce cost.  In connection with these changes, we expect to have involuntary termination costs of approximately $0.5 million; contract termination costs of $1.4 million; and other associated exit costs of $0.5 million.  This should result in annualized cost savings of approximately $3.0 million in compensation and facility rent that will be reflected in cost of sales.   The last of these actions were completed in early 2009.

We also began implementing a twelve-month plan to redesign our sales support infrastructure to more of a centralized model.  We will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new, by the end of March 2009.  This action should generate approximately $5.6 million annually in compensation and related cost savings that will be reflected in selling, general and administrative expenses.  We expect to have involuntary termination costs of $1.4 million and contract termination costs of $0.3 million.

Lastly, late in 2008, we eliminated approximately 175 positions throughout the Company.  This action was in response to decreased revenues, expected declines in some traditional products, and our expectation that the overall economy will remain weak in 2009.  Annualized savings are expected to total approximately $11.0 million in compensation and related savings, with approximately $5.0 million to be reflected in cost of sales and $6.0 million in SG&A expense.  Involuntary termination costs are expected to be $2.4 million.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total
	Expected	2008
	Costs	Expense
Involuntary termination costs	$ 4.3	$ 4.2
Contract termination costs	1.7	0.9
Other associated exit costs	0.5	0.5
Total	$ 6.5	$ 5.6

A summary of the 2008 accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2008	2008
Involuntary termination costs	$ 4.2	$ (1.0)	$ 3.2
Contract termination costs	$ 0.6	$ (0.1)	$ 0.5
Total	$ 4.8	$ (1.1)	$ 3.7

2007

In 2007, we implemented plans to reduce our annual operating costs by $40 million.  Within the Document Management segment, we closed our Middlebury, Vermont production plant as part of a plan to consolidate our manufacturing and distribution capabilities.  The plant’s productive capacity was transferred to three other existing plants.  We recorded $5.1 million of restructuring costs in the Document Management segment related to the closing of the Middlebury plant; $1.8 million for employer related costs; and $3.3 million of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.

In addition, we eliminated approximately 250 positions, primarily in management and overhead, representing $22.0 million annually in compensation and related costs.  Total restructuring costs were $2.9 million for severance and employer-related costs.

At the end of 2007, all actions were completed, and all related expenses were paid in 2008.  Second half 2007 costs and expenses were approximately $17.5 million lower than the first half of 2007.  These restructuring actions have continued to produce benefits in 2008, contributing to the significant reduction in SG&A expense and increasing gross margin percentages despite declining revenue.

2006 and prior

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

In 2006, we also incurred $0.6 million of expense from prior restructuring actions for vacated facilities that we were unable to sublease and additional involuntary termination costs.

Other Income & Expense

Other income and expense consists primarily of interest expense.  Interest expense decreased to $2.2 million in 2008, compared with $3.8 million and $2.3 million in 2007 and 2006.  The decrease in 2008 was primarily the result of much lower interest rates during 2008 combined with lower debt balances.   Interest expense increased in 2007 due to higher debt balances carried during the year.

Income Taxes

The effective tax rates were 53.6%, 40.6%, and 58.2%, for 2008, 2007, and 2006.  The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.7	4.7	4.7
Change in cash surrender value	12.0	1.4	(5.8)
Charitable contributions expiration	-	-	6.6
Capital loss valuation allowance	-	-	5.6
State rate changes	-	(0.9)	1.0
Permanent and other items	1.9	0.4	11.1
Effective tax rate	53.6%	40.6%	58.2%

Changes in the cash surrender value of life insurance policies held in a Rabbi Trust for our deferred compensation plan are not includable in taxable income and create differences between our statutory and effective tax rates.   In 2008, we experienced a significant decline in value that was not deductible for tax purposes, increasing our effective rate by 12.0%.  In 2006, cash surrender value increased which reduced our effective rate by 5.8%.

In 2006, we reduced our deferred tax asset for the value of charitable contributions that will not be realized as a tax deduction due to their expiration, increasing our effective tax rate by 6.6%.  In addition, in 2006 a tax valuation allowance was established in connection with a capital loss that will likely not be offset by future capital gains, which increased our effective rate by 5.6%.

Income from Continuing Operations

Income from continuing operations almost doubled in 2008 from a loss of $7.6 million in 2007 to income of $6.8 million in 2008, despite the significant decline in revenue.  This increase is primarily a result of the significantly lower pension loss amortization and other SG&A costs, lower restructuring charges, and lower interest expense.

In 2007, income from continuing operations dropped to a loss of $7.6 million, down $10.8 million from 2006, as a result of reduced revenues and increased pension costs, restructuring expenses, and interest expense.

Discontinued Operations

In 2007, we sold selected assets of our digital writing business (Digital Solutions), including inventory, equipment, and prepaid assets, to EXPED LLC, for $2.5 million in cash and the assumption of certain liabilities.   The transaction resulted in a net gain of $0.8 million.  In addition, adjustments to the InSystems’ sale discussed below were also recorded in 2007 that resulted in an additional gain of $0.2 million.

In 2006, we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8.5 million in cash, plus the return of certain cash deposits.   The transaction resulted in a net loss of $10.1 million.

The Digital Solutions and InSystems businesses were sold because they no longer fit with the Company’s strategic direction.  Revenue for Digital Solutions included in discontinued operations was $0.6 million in 2006.  Revenue for InSystems included in discontinued operations was $4.9 million for 2006.

Segment Operating Results

Management evaluates the results of its segments on the basis of operating income excluding restructuring charges, asset impairments, pension loss amortization, pension settlements, LIFO adjustment, and other miscellaneous corporate items. The segment information presented in Note 15 –Segment Reporting of the Notes to Financial Statements is also presented on this basis in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

A complete description of our reportable segments is included in Item 1, “Business.”

Components of Segment Operating Income

Revenue and cost of sales are recorded directly to each segment.  Our business segments incur limited selling, general and administrative expenses (SG&A) directly.  However, each business segment receives an allocation of SG&A expense as follows:

•

Corporate general and administrative expense is allocated based on the segments budgeted revenue as a percentage of  budgeted consolidated revenue

•

Selling expense incurred by each regional sales office is allocated based on the segment’s actual revenue as a percentage of the region’s total revenue.  Corporate selling expense is allocated to segments in proportion to each segment’s share of consolidated revenue.

•

Engineering expense is primarily allocated to the Document Management segment.

Variability in the segment’s budgeted revenue, actual revenue, or the level of selling or Corporate SG&A expense to allocate can have a significant impact on segment profitability.

We previously disclosed depreciation and amortization expense as a separate line item under operating expenses.  In 2008, we reclassified the applicable amount of expense to cost of sales for those assets related to the production of goods or services.  The remainder of expense is included in selling, general and administrative expense.  Depreciation and amortization recorded in cost of sales and SG&A respectively was $16.8 million and $9.7 million for 2008; $15.7 million and $10.9 million for 2007; and $15.4 million and $12.7 million for 2006.  All prior-year segment amounts have been reclassified to conform to the current-year presentation.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) by segment for 2008, 2007, and 2006.  A discussion of each segment’s results follows.

	2008	% Chg	2007	% Chg	2006
Revenue
Document Management	$ 434.1	-10%	$ 480.2	-2%	$ 487.9
Label Solutions	102.4	-8%	111.2	-14%	129.3
POD Services	229.6	-7%	245.9	-3%	253.5
Document Systems	20.1	-6%	21.4	1%	21.1
PathForward	4.9	-27%	6.7	168%	2.5
Consolidated Revenue	$ 791.1	-9%	$ 865.4	-3%	$ 894.3

		% Rev		% Rev		% Rev
Gross Margin
Document Management	$ 128.0	29.5%	$ 134.1	27.9%	$ 148.9	30.5%
Label Solutions	31.5	30.8%	34.6	31.1%	40.0	30.9%
POD Services	82.9	36.1%	91.3	37.1%	93.1	36.7%
Document Systems	9.1	45.8%	10.2	47.8%	10.3	48.8%
PathForward	(0.7)	-14.3%	1.1	15.5%	0.1	5.1%
Total Segments (1)	$ 250.8	31.7%	$ 271.3	31.3%	$ 292.4	32.7%

Operating Income (Loss)
Document Management	$ 20.8	4.8%	$ 13.3	2.8%	$ 14.6	3.0%
Label Solutions	1.5	1.4%	3.6	3.3%	5.8	4.5%
POD Services	19.0	8.3%	24.2	9.9%	17.2	6.8%
Document Systems	1.9	9.5%	3.6	16.7%	4.2	19.9%
PathForward	(2.7)	-56.4%	(0.7)	-11.2%	(1.0)	-40.0%
Total Segments (1)	$ 40.5	5.1%	$ 44.0	5.1%	$ 40.8	4.6%

(1) Segment gross margin excludes a LIFO adjustment of $1.0 and ($1.0) in 2007 and 2006 that is included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 15-Segment Reporting of the Notes to Financial Statements.

Document Management

Our Document Management segment operates in a market generally characterized by excess capacity and price competition. The volatile economic conditions during 2008 intensified these conditions and led to an accelerated rate of decline in this segment’s traditional print products during 2008.  In 2008, traditional products declined approximately 10% compared to 6% in 2007.  Additionally in 2008, our Commercial Print business was down approximately 3%, reflecting a shift in our product mix in favor of higher margin products.  Pricing overall was up slightly in 2008 in response to higher paper costs.  However, despite the increases, revenue was down approximately 10% in 2008.  Revenue was down 2% in 2007 as a result of the decline in traditional products which was offset primarily by growth in our Commercial Print business and increased prices for paper costs.

The gross margin percentage declined in 2006 and 2007.  This pattern reflected the combination of lower unit sales, competitive pricing, and temporarily higher costs related to plant consolidations in 2006 and 2007.  However, costs of sales improved significantly in the second half of 2007 and into 2008 as the benefits of our cost reduction initiatives and restructuring actions were realized.  As a result, the gross margin percentage improved from 27.9% in 2007 to 29.5% in 2008.

Despite lower revenue in 2008 and 2007, operating income was down by only $1.3 million in 2007 and increased $7.5 million in 2008 as a result of lower SG&A expenses to allocate to the segments and lower depreciation.  Allocated SG&A expense was $98.6 million, $110.5 million, and $128.3 million in 2008, 2007, and 2006.

Label Solutions

The label industry also competes on price, but the Company attempts to differentiate itself by offering highly value-added solutions.  Gross margins tend to be higher than for traditional printed products.

Label Solutions revenue declined $8.8 million or 8% in 2008 and $18.1 million or 14% in 2007.  Decreased unit sales accounted for approximately 11% and 15% of the decline in 2008 and 2007.  The loss of business with a single pharmacy account that changed the manner in which it labeled its prescription bottles accounted for the decline in units in 2007 and approximately 85% of the decline in units in 2008.  This segment primarily serves the industrial sector and was also particularly affected by the economy during 2008 as many manufacturing customers scaled back their production due to weak consumer demand. These factors contributed to the remaining 15% decline in units for 2008.  Unit declines were offset by modest price increases in 2008 and 2007 as a result of our efforts to recover higher material costs.  In 2009, we continue to see our manufacturing customers reduce production which could have an impact on sales volume.

Cost of sales decreased $5.7 million or approximately 7% in 2008.  Manufacturing costs were 2% lower as a result of the recent restructuring actions, while the loss in unit sales reduced costs by approximately 11%.  These reductions were offset by increased material costs and increased start-up costs related to the InMold label product of approximately 6%.  Cost of sales decreased $12.7 million or 14% in 2007 due to reduced costs realized as part of our 2007 restructuring actions and decreased costs as a result of lower unit sales, which were partly offset by increased start-up costs at our Mexico label plant.

Despite revenue declines, the gross margin percentage has been stable or improving in each year reflecting the benefits of our cost saving initiatives and plant consolidations in previous years.

Operating income was down $2.1 million in 2008 and $2.2 million in 2007, reflecting the decline in revenue, offset by the reduced level of SG&A expenses for allocation.  SG&A expense allocated this segment was $29.2 million, $30.2 million, and $33.2 million in 2008, 2007, and 2006.

POD Services

Our POD Services segment provides short-run offset and digitally printed products plus a variety of related services.  Short-run offset products have declined between 11% and 13% for each of the three years.  These declines were in line with expectations based upon continuing trends in consumer preferences for digital print.  Offset products represented about 28% of this segment in 2008, versus 30% in 2007.

Digital print increased approximately 19% and 3% in 2006 and 2007, but was down almost 4% in 2008.  Expected growth in digital print revenue was not realized primarily as a result of poor economic conditions during 2008, particularly within the financial services industry.

Overall, revenue was down $7.6 million in 2007 and $16.3 million in 2008 primarily due to decreases in unit sales.  Average selling prices were slightly higher in both years, reflecting the pass-through of higher paper costs.

In 2008, cost of sales decreased approximately 5%, reflecting declines in unit sales of 6% and lower costs due to restructuring actions of 3%, offset by increased material costs of approximately 4%.  In 2007, cost of sales decreased approximately 4% due to lower unit sales and cost reductions realized from our restructuring actions.  These cost reductions were offset slightly by increased material costs.

This segment’s gross margin percentage has also remained stable or increased each year despite revenue declines due to savings realized from our restructurings and cost reduction activities.

Operating income decreased $5.2 million in 2008 as a result of lower gross margin of $8.4 million offset by a $3.2 million lower SG&A allocation.  In 2007, the operating profit increased $7.0 million despite the lower gross margin, also reflecting a reduced level of SG&A expense allocation.   The amount of SG&A expense allocated was $61.8 million, $65.8 million, and $76.7 million in 2008, 2007, and 2006.

Document Systems

Document Systems sells application software and services that facilitate the secure, on-demand printing of business documents.  Document Systems also generates revenue from the sale of related hardware equipment such as printers.  Total revenue increased 1% in 2007 but declined 6% in 2008 as a result of the weak economy, particularly in the fourth quarter of 2008.  Sales for hardware, services, and most software products were down from lower selling prices and lower unit sales, offset by a small improvement in some growth-targeted software products.

Gross margin percentages were consistent in 2007 and 2006.  In 2008, the gross margin percentage decreased from 47.8% to 45.8% as a result of changes in product mix primarily related to a reduced level of professional service sales.

The reduction in gross margin and increased SG&A expenses resulted in the $1.7 million decline in operating income in 2008. This segment received a higher SG&A allocation this year due to the allocation being based upon much higher budgeted revenue compared to actual revenue.   Allocated SG&A expense was $4.9 million, $4.3 million, and $4.4 million in 2008, 2007, and 2006.

PathForward

PathForward provides consulting and commercial print management services.  This segment also markets software that enables a company to manage the cost and utilization of its fleet of desktop printers, copiers, and fax machines.

Revenue was down $1.8 million in 2008 due to decreased unit sales.  In 2007, revenue increased by $4.2 million due to growth in commercial print outsourcing and increased unit sales.

This segment has reported operating losses in each year.  The gross margin improved in 2007 to 15.5% on higher unit sales, but start-up costs related to new products were also high, producing the loss of $0.7 million.  Lower revenue combined with increased fixed costs associated with the development and purchase of newer software products further declined gross margin in 2008.  As a result of the decreased gross margin of $1.8 million, in addition to increased SG&A expense allocated to the segment and higher variable costs associated with the introduction of new software, operating income declined $2.1 million in 2008.  SG&A expense allocated to this segment was $0.9 million in 2008 and 2007 and $0.6 million in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows and capital structure, which include both continuing and discontinued operations, plus a summary of our significant contractual obligations.

This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  In particular, we will segregate and highlight cash flows related to restructuring and contributions to our qualified pension plan, both of which are carefully monitored by management and have a significant and variable impact on cash flow.  In addition, because our outstanding debt is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivable balances and letters of credit), we measure cash flow performance prior to debt borrowing or repayment.  In effect, we evaluate cash flow as the change in net debt (total debt less cash and cash equivalents).

Cash Flows

The major elements of the Statements of Cash Flows are summarized in the following table, followed by an analysis of the items affecting these elements:

CASH INFLOW (OUTFLOW)	2008	2007	2006
Net income plus non-cash items	$ 67.6	$ 72.4	$ 72.5
Working capital	17.6	(4.8)	(16.7)
Restructuring payments	(2.3)	(7.6)	(3.4)
Contributions to qualified pension plan	(20.0)	(20.0)	(25.0)
Deferred compensation payments and other	(1.3)	(6.9)	(7.5)
Net cash provided by operating activities	61.6	33.1	19.9

Acquisitions	-	(0.7)	-
Capital expenditures	(17.3)	(21.6)	(22.9)
Proceeds from sale of plant, equipment, and discontinued operations	0.1	5.0	9.7
Net cash used for investing activities	(17.2)	(17.3)	(13.2)

Debt borrowings (payments)	(18.0)	10.6	6.4
Dividends paid	(26.5)	(26.5)	(26.6)
Other	(0.3)	0.3	0.4
Net cash used for financing activities	(44.8)	(15.6)	(19.8)
Net change in cash	$ (0.4)	$ 0.2	$ (13.1)

Memo:
Add back debt paid (borrowed)	18.0	(10.6)	(6.4)
Cash flow before change in debt	$ 17.6	$ (10.4)	$ (19.5)

Net debt decreased during 2008 from $51.3 million at the outset of the year to an ending balance of $33.7 million, reflecting a net cash inflow of $17.6 million.  This compares to cash outflows of $10.4 million and $19.5 million in 2007 and 2006.

Operating activities

Cash provided by operations rose significantly in 2008 driven by lower working capital, reduced restructuring spending, and lower deferred compensation payments.  In 2007, cash flows increased $13.2 million, primarily through improved working capital and lower pension contributions.

Contributions to the Company’s qualified pension plan were $20 million in 2008 and 2007, versus $25 million in 2006.  The Pension Protection Act of 2006 (PPA) became effective in 2008 and requires an increased level in the minimum funding requirements for our qualified pension plan.  The turmoil in the credit markets during 2008 has contributed to a significant decline in the stock markets.  This has had a negative impact on the asset values of the Company’s plan assets, and based upon the new funding requirements, it is likely that we will be required to increase our level of contributions in 2010 and beyond.  Current estimates call for a modest step-up in funding in subsequent years, assuming no significant actuarial gains or losses going forward.   Final regulations under the PPA regarding the calculations of our minimum funding requirement have not been released, therefore the required mandatory pension-funding requirement for 2009 is not known at this time. Based upon preliminary estimates, we expect to contribute approximately $20 to $25 million, which is more than the expected required funding.

Deferred compensation balances paid to associates and payments of supplementary pension benefits were significantly higher in 2007; however, they were offset in part by $4.1 million in cash received from the deferred compensation trust.

Investing activities

Capital spending was in the $22-$23 million range in 2006 and 2007.  During 2008, we limited our capital spending primarily to projects with higher returns on invested capital and those required to maintain operations, lowering our capital expenditures to $17.3 million.  We expect capital expenditures to be between $14 and $18 million in 2009.

In 2007, proceeds from the sale of our Middlebury facility contributed to $2.5 million of cash provided from the sale of assets.  The sale of our Digital Solutions business provided $2.5 million of cash in 2007, and the sale of InSystems provided $9.1 million of cash in 2006.

Financing activities

Improved working capital management, cost savings, and relatively low capital expenditures, provided available cash to reduce borrowings under our revolving credit facility by $18.0 million during 2008.

Dividend payments were consistent in each year.  At its February 2009 meeting, our Board of Directors stated its intention to reduce the quarterly dividend from $0.23 per share to $0.05 per share in the second quarter, and will consider subsequent dividend payments on a quarter by quarter basis in accordance with its normal practice.  This decision was made after giving consideration to the current economic environment and the Company’s strategy, equity position, and near term capital needs.

The Company’s core strategy is to provide document management services to vertical markets where it can maintain a leadership position by virtue of its industry expertise, tailored solutions, and high levels of service.  Our primary markets are healthcare, industrial products manufacturing, and selected sectors within the broader commercial marketplace.  Our markets are undergoing technological change, however, and we must continue to invest in the people, products, and technologies necessary for us to continue to be the partner of choice to our customers.

Our shareholders’ equity ended the year at approximately $35 million.  This decrease was primarily the result of the actuarial pension losses previously discussed.  Further reductions in the level of shareholders’ equity could limit our ability to declare dividends in the future.  Under Ohio law, a company cannot declare a dividend in excess of its “Surplus” – the difference between total shareholders’ equity and the par value of outstanding shares.   The Company’s Surplus was $6.2 million at year-end.

Cash flow has been more than adequate to fund the dividend over the last five years, as evidenced by the $14 million decrease in our net debt over that period.  During this extraordinary time, however, it is our board’s opinion that capital preservation and prudent investments in pursuit of our strategy best serves the Company’s long-term interests.

Capital Structure

Our capital structure appears in the table below:

CAPITAL STRUCTURE	2008	2007	2006
Total Debt	$ 34.0	$ 52.0	$ 41.4
Less Cash and Short-term Investments	(0.3)	(0.7)	(0.5)
Net Debt	33.7	51.3	40.9

Equity	35.0	111.4	118.0
Total	$ 68.7	$ 162.7	$ 158.9
Net Debt:Total Capital	49.1%	31.5%	25.7%

The Company currently has a $100 million senior secured revolving credit agreement (Credit Facility) with seven banks that permits borrowing and repayment as needed throughout the year.  The Credit Facility, which expires in May 2010, is secured by accounts receivable, inventories, and certain other assets.  Borrowings are limited to 90% of eligible receivable balances less letters of credit.  At year-end, outstanding borrowings under the Credit Facility were $33.8 million and available unborrowed credit was $49.8 million.  There is a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.

Despite the turmoil in the current credit markets, we have not experienced any restrictions or constraints on our ability to utilize the facility per our agreement.  We believe our credit agreements reside with sound financial institutions; therefore, we do not anticipate any such restrictions in the near future.

Interest on the Revolver is at the London Interbank Offered Rate (LIBOR) plus an applicable spread based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate. At the end of January 2009, the weighted average interest rate, including the spread, had dropped to 2.94% versus 6.83% at December 30, 2007.  In addition, the Company pays a fee on the unused portion of the credit facility; currently the fee is 37.5 basis points.

We believe that the combination of internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, including capital expenditures, dividends, and investments in growth initiatives over the next year.  In our judgment, our strong balance sheet could support additional debt financing.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 28, 2008.  Some of the amounts we included in this table are based on estimates and assumptions about our obligations, and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$ 33.7	$ -	$ 33.7	$ -	$ -
Loan payable (2)	0.4	0.2	0.2	-	-
Operating leases (3)	52.1	14.1	21.1	12.3	4.6
Purchase commitments (4)	12.8	10.1	2.0	0.7	-
Pension plans (5)	153.5	29.6	54.6	55.5	13.8
Postretirement benefit obligation (6)	10.2	1.6	2.7	2.2	3.7
Total	$ 262.7	$ 55.6	$ 114.3	$ 70.7	$ 22.1

(1)

The debt payment information represents amounts outstanding under our revolving line of credit.  No interest on amounts due is included due to the varying levels at which we utilize our line of credit.

(2)

The loan payable represents a financing arrangement for software and includes interest.

(3)

We are obligated under operating leases for real estate, sales offices, transportation and other equipment.  In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

(4)

We have no purchase agreements with suppliers extending beyond normal quantity requirements.  We have the following commitments at December 28, 2008:

•

Purchase commitments for capital improvements aggregating $1.4 million

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $4.9 million.

We outsource certain information technology and telecommunication services from suppliers under agreements that expire during 2009.  At December 28, 2008, the early termination penalties total approximately $6.5 million.

(1)

The pension plan obligations included in the table above represent benefit payments for 2009 to 2018 under the nonqualified defined benefit plans that are unfunded.  The amounts also include estimated contributions of $25 million per year through year 5 for our qualified plan, which are based upon the amount currently estimated for 2009.  We do not know the required minimum funding at this time for 2009 and future years; however, we anticipate the required funding could be higher than our estimated contributions. We have not included any estimated contributions after year 5 as we cannot estimate the amounts at this time.

(2)

The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2009 to 2018.

We have not included our FIN 48 liability of $1.1 million for unrecognized tax benefits in the contractual obligation table because we cannot estimate the period of future cash payment, if any, for this liability.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our Credit Facility.  At December 28, 2008, we had $34 million borrowed against the Credit Facility.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 2.94% at December 28, 2008.  A hypothetical 100 basis point movement in the prevailing interest rates on the $34 million of borrowings under the Credit Facility would result in a $0.3 million annualized effect on our interest expense.

Commodity Prices

Paper is the principal raw material in the production of business forms.  Because we have historically been successful in adjusting our sales prices in response to changes in paper costs, we do not believe a 10% change in paper costs would have a material effect on our financial statements; however, an increase of 10% in paper costs, if not recovered by us, would increase cost of sales by approximately $13.7 million.

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

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 28, 2008.

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

/s/ JOSEPH P. MORGAN, JR.

/s/ ROBERT M. GINNAN

Joseph P. Morgan, Jr.

Robert M. Ginnan

President and Chief Executive Officer

Vice President, Treasurer and

March 6, 2009

Chief Financial Officer

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited The Standard Register Company and subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Standard Register Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 28, 2008 and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for the year ended December 28, 2008 of The Standard Register Company and subsidiaries and our report dated March 6, 2009 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2009

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended December 28, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Standard Register Company and subsidiaries as of December 28, 2008 and December 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  Effective for the fiscal year ended December 31, 2006, the Company also adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2009

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 28,	December 30,
A S S E T S	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$ 282	$ 697
Accounts and notes receivable, net	112,810	130,212
Inventories	38,718	45,351
Deferred income taxes	12,633	13,387
Prepaid expense	9,427	9,136
Total current assets	173,870	198,783

PLANT AND EQUIPMENT
Land	2,008	2,336
Buildings and improvements	63,942	63,640
Machinery and equipment	199,407	198,664
Office equipment	161,310	158,984
Construction in progress	2,794	6,013
Total	429,461	429,637
Less accumulated depreciation	327,802	318,662
Plant and equipment, net	101,659	110,975
Net assets held for sale	412	-
Total plant and equipment, net	102,071	110,975

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,195	1,304
Software development costs, net	2,619	3,317
Deferred tax asset	114,121	82,272
Other	12,944	17,758
Total other assets	137,436	111,208

Total assets	$ 413,377	$ 420,966

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 28,	December 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES
Current portion of long-term debt	$ 159	$ 21
Accounts payable	29,395	32,147
Accrued compensation	17,862	23,312
Deferred revenue	4,564	2,404
Other current liabilities	35,475	29,479
Total current liabilities	87,455	87,363

LONG-TERM LIABILITIES
Long-term debt	33,840	51,988
Pension benefit obligation	235,457	133,553
Retiree healthcare obligation	8,063	19,496
Deferred compensation	8,362	12,010
Other long-term liabilities	5,231	5,177
Total long-term liabilities	290,953	222,224

COMMITMENTS AND CONTINGENCIES - See Note 16

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2008 -26,044,229; 2007 - 25,979,167	26,044	25,979
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	61,304	60,318
Accumulated other comprehensive losses	(170,519)	(112,804)
Retained earnings	163,510	183,196
Treasury stock at cost:
1,982,874 and 1,976,990 shares	(50,095)	(50,035)
Total shareholders' equity	34,969	111,379

Total liabilities and shareholders' equity	$ 413,377	$ 420,966

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
REVENUE	$ 791,076	$ 865,432	$ 894,291
COST OF SALES	540,274	593,118	602,933
GROSS MARGIN	250,802	272,314	291,358
OPERATING EXPENSES
Selling, general and administrative	228,346	273,957	276,165
Asset impairments	164	(439)	2,738
Restructuring and other exit costs	5,621	7,996	2,671
Total operating expenses	234,131	281,514	281,574
INCOME (LOSS) FROM CONTINUING OPERATIONS	16,671	(9,200)	9,784
OTHER INCOME (EXPENSE)
Interest expense	(2,220)	(3,763)	(2,285)
Investment and other income	285	208	228
Total other expense	(1,935)	(3,555)	(2,057)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	14,736	(12,755)	7,727
INCOME TAX EXPENSE (BENEFIT)	7,905	(5,176)	4,500
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	6,831	(7,579)	3,227
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of ($495), and ($2,049)
income tax benefit	-	(752)	(4,922)
Gain (loss) on sale of discontinued operations, net of $3, $355,
and ($2,357) income tax expense (benefit)	5	1,026	(10,044)
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE	6,836	(7,305)	(11,739)
Cumulative effect of a change in accounting principle, net of taxes	-	-	78
NET INCOME (LOSS)	$ 6,836	$ (7,305)	$ (11,661)
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.24	$ (0.26)	$ 0.11
Loss from discontinued operations	-	(0.03)	(0.17)
Gain (loss) on sale of discontinued operations	-	0.04	(0.35)
Net income (loss) per share	$ 0.24	$ (0.25)	$ (0.41)
NET INCOME (LOSS)	$ 6,836	$ (7,305)	$ (11,661)
Net actuarial (losses) gains, net of $47,950 and ($7,084) deferred
income tax expense (benefit)	(72,801)	10,754	-
Actuarial loss reclassification, net of ($8,144) and ($12,999) deferred
income tax benefit	12,365	19,736	-
Prior service credit, net of ($3,456) deferred income tax benefit	5,248	-	-
Prior service credit reclassification, net of $1,508 and $1,313 deferred
income tax expense	(2,289)	(1,992)	-
Minimum pension liability adjustment, net of $3,760
deferred income tax expense	-	-	(5,714)
Deferred cost on forward contract, net of ($7)
deferred income tax benefit	-	-	16
Cumulative translation adjustment	(238)	-	(2,246)
COMPREHENSIVE (LOSS) INCOME	$ (50,879)	$ 21,193	$ (19,605)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 6,836	$ (7,305)	$ (11,661)
Cumulative effect of a change in accounting principle	-	-	(78)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	26,543	26,774	31,028
Asset impairments	164	(439)	2,738
Restructuring charges	5,621	7,996	1,558
(Gain) loss on sale of discontinued operations	-	(1,330)	12,402
Pension and postretirement benefit expense	19,879	52,990	32,195
Share-based compensation	740	(591)	2,515
Deferred tax expense (benefit)	6,654	(6,755)	80
Other	1,200	1,099	1,750
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	17,344	5,746	(14,612)
Inventories	6,633	3,748	(2,209)
Restructuring spending	(2,302)	(7,592)	(3,387)
Accounts payable and accrued expenses	(6,353)	(14,255)	127
Pension and postretirement contributions and payments	(23,895)	(29,763)	(31,071)
Deferred compensation payments	(1,006)	(6,868)	(1,336)
Other assets and liabilities	3,596	9,662	(92)
Net cash provided by operating activities	61,654	33,117	19,947
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	-	(750)	-
Additions to plant and equipment	(17,330)	(21,575)	(22,906)
Proceeds from sale of plant and equipment	164	2,502	575
Proceeds from sale of discontinued operations	-	2,500	9,148
Net cash used in investing activities	(17,166)	(17,323)	(13,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(18,308)	10,988	7,000
Principal payments on long-tem debt	(180)	(358)	(611)
Proceeds from issuance of common stock	415	564	718
Dividends paid	(26,540)	(26,484)	(26,607)
Purchase of treasury stock	(60)	(334)	(350)
Net cash used in financing activities	(44,673)	(15,624)	(19,850)
Effect of exchange rate changes on cash	(230)	39	(35)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(415)	209	(13,121)
Cash and cash equivalents at beginning of year	697	488	13,609
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 282	$ 697	$ 488

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 2,376	$ 3,665	$ 2,243
Income taxes paid (refunded)	982	(45)	(540)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loan payable recorded in connection with purchase of software	$ 478	$ -	$ -
Note receivable recorded in connection with sale of plant and equipment	-	1,084	-
Note payable recorded in connection with acquisition	-	2,750	-

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28,	December 30,	December 31,
	2008	2007	2006
COMMON STOCK
Beginning balance	$ 25,979	$ 25,846	$ 26,033
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	-	(393)
Dividend reinvestment plan	47	28	27
Issuance of vested shares	18	86	150
Stock option exercises	-	19	29
Ending balance	$ 26,044	$ 25,979	$ 25,846
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 60,318	$ 60,321	$ 60,223
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	-	(2,800)
Stock option compensation expense	447	536	373
Compensation expense for nonvested shares	293	(881)	2,013
Dividend reinvestment plan	368	300	325
Stock option exercises	-	217	337
Other	(104)	(89)	-
Issuance of vested shares	(18)	(86)	(150)
Ending balance	$ 61,304	$ 60,318	$ 60,321
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (112,804)	$ (141,302)	$ (121,561)
Fair value of forward contract	-	-	16
Cumulative translation adjustment	(238)	-	(2,246)
Minimum pension liability	-	-	(5,714)
Change in net actuarial losses	(60,436)	30,490	-
Change in net prior service credit	2,959	(1,992)	-
Adoption of SFAS 158
Minimum pension liability	-	-	129,505
Net actuarial loss	-	-	(157,317)
Net prior service credit	-	-	16,015
Ending balance	$ (170,519)	$ (112,804)	$ (141,302)
RETAINED EARNINGS
Beginning balance as reported	$ 181,776	$ 216,761	$ 255,059
Correction of deferred tax asset	1,420	1,420	1,420
Beginning balance as restated	183,196	218,181	256,479
Adoption of FIN 48	-	(1,144)	-
Net income (loss)	6,836	(7,305)	(11,661)
Dividends declared ($.92 per share)	(26,522)	(26,536)	(26,637)
Ending balance	$ 163,510	$ 183,196	$ 218,181
TREASURY STOCK AT COST
Beginning balance	$ (50,035)	$ (49,701)	$ (49,351)
Treasury stock acquired	(60)	(334)	(350)
Ending balance	$ (50,095)	$ (50,035)	$ (49,701)
UNEARNED COMPENSATION - RESTRICTED STOCK
Beginning balance	$ -	$ -	$ (3,193)
Reclassification of unvested shares upon
adoption of SFAS 123 (R)	-	-	3,193
Ending balance	$ -	$ -	$ -
Total shareholders' equity	$ 34,969	$ 111,379	$ 118,070
See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading provider of information solutions for the healthcare, industrial, and commercial markets.  Our products and services include the design, production, management, and distribution of printed and electronic documents; label solutions; data-capture systems; document security; fulfillment and other outsourcing services; e-business solutions; and consulting services.  We market our products and services primarily through direct sales organizations operating throughout the United States.

The accounting policies that affect the more significant elements of our financial statements are summarized below.

Principles of Consolidation

Our consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.

Prior Period Adjustment

During 2008, we discovered an error on our 2004 income tax return related to the classification of gains reported on the sale of a business unit.  The error in classification caused us not to utilize capital loss carryforwards available on our 2004 tax return.  The capital loss carryforward available to the Company was included in our deferred tax assets with a full valuation allowance in 2004.  As a result of this error, we understated our deferred tax assets and income tax benefit by $1,420 in 2004. An amended return was filed in 2008.

For financial reporting purposes, this error has been accounted for as a prior period adjustment in accordance with Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections.”  We do not believe that any of our prior period financial statements were materially misstated as a result of not adjusting our deferred tax assets as described above.  We have restated the December 30, 2007 balance sheet and the Statement of Shareholders’ Equity for 2006 and 2007 to appropriately reflect the deferred tax asset.  The effect of the restatement on periods prior to 2006 has been recorded as an adjustment of $1,420 to beginning retained earnings.

Fiscal Year

Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2008, 2007, and 2006, ended on December 28, 2008, December 30, 2007, and December 31, 2006, respectively, and each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on our judgment include, but are not limited to: pension benefit plan assumptions; fair value measurements; deferred taxes; inventories; share-based compensation; and revenue recognition.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the year.  Adjustments resulting from the translation of financial statements denominated in foreign currencies are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income.  Realized gains and losses from transactions denominated in foreign currencies are recorded in other income and are not material.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are classified as cash equivalents.

Accounts and Notes Receivable

Trade receivables are uncollateralized customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.  Our estimate of the allowance for doubtful accounts for trade receivables is primarily determined based on the length of time the receivables are past due.  In addition, estimates are used to determine probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

We have a series of actions that occur based upon the aging of past-due trade receivables, including letters, statements, and direct customer contact.  Accounts are deemed uncollectible based on past account experience and current account financial condition.

Notes receivable are stated at the principal amount with interest accrued where applicable.  An allowance for uncollectible notes receivable is recorded based on our determination of probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

Bad debt expense was $468, $419, and $529 in 2008, 2007, and 2006.

Inventories

Inventories are valued at the lower of cost or market.  A significant portion of inventory costs is determined by the last-in, first-out (LIFO) method.  The use of the LIFO method results in a better matching of current costs with current revenues. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased.  As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory.  We also subcontract, store, and later distribute finished products to fulfill certain customer orders.  Such subcontracted inventories are recorded at cost on a first-in, first-out (FIFO) basis.

Long-Lived Assets

Plant and equipment are stated at cost less accumulated depreciation.  Costs of normal maintenance and repairs are charged to expense when incurred.  Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income.

Plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable.  We first evaluate recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets.  If such assets are considered to be impaired, the impairment amount is then calculated using a fair-value-based test that compares the fair value of the asset to its carrying value.  Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate.  Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $25,736, $26,263, and $27,926 in 2008, 2007, and 2006.  Estimated useful lives range from 5-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

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

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on the straight-line method over five years, which is the estimated product life of the related software.  Amortization expense was $698 for 2008 and $175 for 2007.  The carrying value of software development costs is periodically reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years. Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $19,179 at December 28, 2008 and $20,254 at December 30, 2007.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No.101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, when all of the following criteria are met:

•

Persuasive evidence of an arrangement exists

•

Delivery has occurred or services have been performed

•

The fee is fixed or determinable, and

•

Collectability is reasonably assured.

Product Revenue

Revenue is generally recognized when products are shipped to the customer, title and risks of ownership have passed to the customer, and all significant obligations have been satisfied.  Under contractual arrangements with certain customers, we print and store custom forms for future delivery.   Such products are stored in our warehouses and remain in our inventory. Under these arrangements, title and risk of ownership remain with us until the product is shipped to the customer.  At that time, the customer is invoiced and product revenue is recognized.  Because the majority of products are customized, product returns are not significant.

Service Revenue

Service revenue primarily includes distribution services, design services, professional services, software postcontract support, consulting, and sourcing services.   We generally recognize service revenue as the services are performed.

Revenue Arrangements with Multiple Deliverables

When a customer arrangement involves multiple deliverables, we evaluate all deliverables to determine whether they represent separate units of accounting based on the following criteria:

•

Whether the delivered item has value to the customer on a standalone basis;

•

Whether objective and reliable evidence exists for the fair value of the undelivered item; and

•

If the arrangement includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered item is considered probable and is substantially in our control.

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

The determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered items have standalone value to the customer.  Changes to our assessment of the accounting units in a multiple deliverable arrangement and/or the ability to establish fair values could change the timing of revenue recognition.

We have two types of multiple deliverable arrangements as described below.

Product Revenue with Distribution Services - For customers who want a just-in-time delivery service of long-run, custom-printed documents, we provide distribution services that deliver the product at specified times, locations, and quantities requested by the customer.  The distribution services incorporate warehousing storage and custom delivery options.  In addition to the product revenue, we receive a distribution service fee for the services we provide.  Under these contractual arrangements, at the customer’s request we print and store custom forms for the customer’s specified future delivery.   Such products are stored in our warehouses and are not used to fill other customers’ orders.   For these products, manufacturing is complete, the finished product is not included in our inventory, and title and risk of loss have transferred to the customer. In these transactions, the customer is invoiced under normal billing and credit terms and revenue is recognized when the product is placed in the warehouse for storage.

If requested by the customer, the distribution service fee is invoiced separately and recognized as distribution service revenue.  However, in many arrangements, the fee is combined, or bundled, into the price of the product.  For these types of multiple deliverable arrangements, we apply the guidance under Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”   We have concluded that the criteria under EITF 00-21 to separate the product and service elements has been met.  Fair value for the distribution services is based on price lists and custom quoting templates used to establish a customer profile that determines the amount of distribution services revenue (stated as a % of the total consideration) that is allocated to all orders for a particular customer.  Revenue from distribution services under these arrangements is deferred and recognized proportionally when the product is shipped from the warehouse to the customer.

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

Software – For multiple deliverable arrangements that involve the licensing, selling, leasing, or otherwise marketing of software, we apply the guidance under American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), “Software Revenue Recognition,” and Statement of Position No. 98-9 (SOP 98-9), “Modification of SOP 97-2 with Respect to Certain Transactions.”   We generate revenue from licensing the rights to software products to end users.  These licenses are generally sold as perpetual licenses.  Revenue from software license agreements is recognized when (1) we enter into a legally-binding arrangement with a customer for the license of software; (2) we deliver the software and there is no significant modification or customization of the software required and no significant remaining obligations; (3) the fee is fixed and determinable and free of contingencies or significant uncertainties; and (4) collection of the receivable is probable.

We also license our software in combination with professional services and ongoing maintenance and post-contract customer support (PCS) which includes telephone assistance, software problem corrections, and the right to unspecified upgrades on a when-and-if-available basis.  Under these multiple deliverable arrangements, revenue is allocated to the separate elements based on vendor specific objective evidence (VSOE) of the fair value of each undelivered element in the arrangement.  Fair value for ongoing PCS is based upon established renewal rates and the related service revenue is deferred and subsequently recognized ratably over the term of the support agreement.  Fair value for professional services associated with licensing the software, such as training, software installation, building simple interfaces, and consulting services such as implementation support, forms design and system configuration, is based upon rates charged to customers when these services are sold in separate transactions.  Revenue for these professional services is recognized either on the completed contract method or when specific milestones are reached.  Since we cannot establish VSOE for the software, the amount of revenue allocated to the software is determined using the residual method and recognized when the software is delivered. Under this method, the software revenue equals the total amount of consideration received for the arrangement less the revenue allocated to PCS and professional services.

We also enter into certain multiple deliverable arrangements to license our software where VSOE cannot be obtained to establish fair value of the undelivered service elements.  When VSOE cannot be established, the arrangement is accounted for as one unit of accounting and revenue is deferred and recognized on a straight-line basis as the services are performed, which currently ranges from one to five years.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue, and shipping and handling costs paid to vendors are recorded as cost of sales.

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenues) in our Consolidated Statements of Income.

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,630, $4,877, and $4,185 in 2008, 2007, and 2006.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of liabilities and assets, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding and common equivalent shares from stock options and nonvested shares using the treasury method, except when anti-dilutive.

Accumulated Other Comprehensive Income

Other comprehensive income (loss) includes any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated other comprehensive income (loss), net of deferred taxes, include the following:

	2008	2007	2006
Net actuarial losses	$ (187,263)	$ (126,827)	$ (157,317)
Net prior service credit	16,982	14,023	16,015
Foreign currency translation	(238)	-	-
Total	$ (170,519)	$ (112,804)	$ (141,302)

Fair Value Measurements

Effective December 31, 2007, we adopted SFAS No. 157, “Fair Value Measurements,” which provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants.  SFAS 157 does not require any new fair value measurements, but applies to most current accounting pronouncements that require or permit fair value measurements.

The new standard provides guidance on the methods used to measure fair value, including the market, income, and cost approach.  These approaches require us to use certain assumptions in our models that market participants would use in pricing assets and liabilities.  The models may use readily observable, market corroborated, or generally unobservable inputs.

The new standard also requires assets and liabilities that are measured at fair value on a recurring basis (at least annually) to be classified and disclosed in one of the following three categories:

•

Level 1 – Quoted market prices in active markets for identical assets or liabilities

•

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

•

Level 3 – Unobservable inputs that are not corroborated by market data.

We did not have any financial instruments recorded at fair value that required a cumulative effect adjustment to beginning retained earnings upon adoption, and there was no material effect on our consolidated results of operations, financial position, or cash flows as a result of the adoption of SFAS 157.  We currently do not have any assets or liabilities measured at fair value that would require the expanded disclosures under SFAS 157.

We have only partially applied the provisions of the new standard.  As permitted, we have elected to defer application of SFAS 157 until 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis.  The major categories of nonfinancial assets and liabilities that would apply to us include goodwill, trademark intangible asset, and property and equipment reported at fair value as a result of impairment testing.

We have financial assets and liabilities that are not recorded at fair value but which require disclosure of their fair value.  The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments and is not material.  We believe the carrying amount of our long-term debt approximates fair value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.  Cash and cash equivalents are placed with high-credit quality financial institutions. Our credit risk with respect to trade receivables is limited in management’s opinion due to industry and geographic diversification.  We maintain an allowance for doubtful accounts to cover estimated credit losses.

Effective December 31, 2007, we adopted SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits us to voluntarily choose, at specified election dates, to measure specified financial assets and liabilities and other items at fair value that are not currently required to be measured at fair value.  Subsequent changes in fair value would then be required to be reported in earnings each reporting period.  At the date of adoption, we did not elect the fair value option for eligible items that existed at December 31, 2007; therefore, the adoption of this standard did not have any effect on our consolidated results of operations, financial position, or cash flows.  Any future effect will be dependent upon the nature and amount of eligible items that the Company elects to account for using the fair value option.

Reclassifications

We previously disclosed depreciation and amortization expense as a separate line item under operating expenses.  In 2008, we reclassified the applicable amount of expense to cost of sales for those assets related to the production of goods or services.  The remainder of expense is included in selling, general and administrative expense.  All prior-year amounts have been reclassified to conform to the current-year presentation.

Certain other prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements.”   Both standards are required to be adopted concurrently and are effective for the Company for business transactions for which the acquisition date is on or after December 29, 2008.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  The effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions entered into.

SFAS 141(R), among other things, requires companies to recognize, with certain exceptions, all assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings; recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense, as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs; and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

SFAS 160 establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The new standard requires that a noncontrolling interest in a consolidated subsidiary be recorded as a separate component of equity.  Gains or losses are not recognized on sales; they are recorded as increases or decreases to paid-in-capital, unless there is a loss of control.

NOTE 2 –ACQUISITION AND DISCONTINUED OPERATIONS

Acquisition

In 2007, we purchased selected assets from Network Printing Solutions, Inc. (NPS), a software development company, for $750 in cash and $2,750 in the form of a note payable.  A payment of $500 was made in October 2008.  The balance is payable, with interest, in payments of $1,000 and $1,250 due in October 2009 and 2010.  In conjunction with the acquisition, we also entered into a development agreement with NPS for support services such as software development and technical support for which we pay a monthly fixed fee.  If the development agreement is terminated by NPS without cause or by the Company upon default by NPS, any outstanding amounts of the note payable will no longer be payable.  If the development agreement is terminated by the Company without cause or by NPS due to a default by the Company, the payment of any outstanding amounts of the note payable will be accelerated and immediately payable.

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

Discontinued Operations

In 2007, we sold selected assets of our digital writing business, including inventory, equipment, and prepaid assets, to EXPED LLC, for $2,500 in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of $801.

In 2006, we sold 100% of the outstanding capital stock of InSystems Corporation (InSystems) to Whitehill Technologies, Inc., for approximately $8,500 in cash, plus the return of certain cash deposits.  The transaction resulted in a net loss of $10,111 which included a charge of $1,974 for contractual obligations to Whitehill Technologies, Inc. related to the leased facility.  In conjunction with the recording of the contractual obligation, we reversed to discontinued operations, a restructuring liability of $1,113 for lease termination costs from previous restructuring actions.  In 2007, we also recorded adjustments that reduced the InSystems loss on sale by $208.

The Digital Solutions and InSystems businesses were sold because they no longer fit with the Company’s strategic direction.  The sale of Digital Solutions and InSystems, both reportable segments, met the criteria to be accounted for as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The results of operations for Digital Solutions and InSystems have been excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue for Digital Solutions included in discontinued operations was $511 and $613 for 2007 and 2006.  Revenue for InSystems included in discontinued operations was $4,897 for 2006.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  No interest expense was allocated to discontinued operations.

In 2008, 2007, and 2006, we also made minor adjustments of $5, $17, and $67 to related reserves from the sale of our Equipment Service business in 2004.

NOTE 3 – RESTRUCTURING AND OTHER EXIT COSTS, ASSET IMPAIRMENTS, AND ASSETS HELD FOR SALE

Restructuring

All costs related to the following actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2008

In 2008, we initiated plans to integrate several of our POD Services print centers and Document Management distribution warehouses in order to improve efficiency and reduce cost.  This move was in response to a changing product mix in POD Services away from traditional short-run offset to increased print-on-demand and allows us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  We plan to close two print centers and one distribution center and to integrate two other print centers with existing warehouses.  We expect to have involuntary termination costs of approximately $540; contract termination costs of $1,435; and other associated exit costs of $505.  This will result in annualized cost savings of approximately $3,000 in compensation and facility rent.  The last of these actions were completed in early 2009.

We also began implementing a plan to redesign our sales support infrastructure to more of a centralized model.  We will transition customer transactional and administrative functions from our field sales offices to one of three client support centers, one of which is new, by the end of March 2009.  This action will generate approximately $5,600 annually in compensation and related cost savings.   We expect to have involuntary termination costs of $1,406 and contract termination and other associated exit costs of $244.

In response to recent revenue decreases and our expectation that soft industry demand for some traditional printed products will continue and that the overall economy will remain weak during 2009, in late 2008, we eliminated approximately 175 positions throughout the Company.  Annualized savings are expected to total approximately $11,000 in compensation and related savings.  We expect to have involuntary termination costs of $2,370.

We also incurred $31 of restructuring expense related to 2007 restructuring activities.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total
	Expected	2008
	Costs	Expense
Involuntary termination costs	$ 4,316	$ 4,232
Contract termination costs	1,656	843
Other associated exit costs	528	515
Total	$ 6,500	$ 5,590

BY SEGMENT:
Document Management	$ 1,293	$ 1,152
Labels	107	104
POD Services	2,069	1,568
Document Systems	56	51
PathForward	16	12
Corporate Office	2,959	2,703
Total	$ 6,500	$ 5,590

A summary of the 2008 accrual activity is as follows:

	Charged to	Incurred	Balance
	Accrual	in 2008	2008
Involuntary termination costs	$ 4,198	$ (992)	$ 3,206
Contract termination costs	629	(112)	517
Total	$ 4,827	$ (1,104)	$ 3,723

2007

In 2007, we initiated actions as part of an overall plan to reduce our annual operating costs.  Within the Document Management segment, we ceased production and closed our facility in Middlebury, Vermont.  Equipment and production was transferred to three other existing plants.  Total costs incurred were $5,134; $1,807 for involuntary termination costs and $3,327 of other associated exit costs, primarily for equipment removal and relocation and employee relocation.

We also eliminated approximately 250 positions, primarily in management and overhead.  Total involuntary termination costs were $2,862.  Costs recorded by segment included $1,169 for Document Management, $89 for Label Solutions, $357 for POD Services, and $1,247 for Corporate Office.

At the end of 2007, all of the actions were completed.  A summary of the 2007 accrual activity is as follows:

	Charged to	Incurred	Balance	Incurred	Balance
	Accrual	in 2007	2007	in 2008	2008
Involuntary termination costs	$ 4,380	$ (3,976)	$ 404	$ (404)	$ -
Total	$ 4,380	$ (3,976)	$ 404	$ (404)	$ -

2006

Within the Label Solutions segment, we closed our Terre Haute, Indiana label production plant.  The plant’s production capacity was transferred to three other existing plants to improve overall efficiency and lower operating costs.  Total costs incurred included $731 for involuntary termination costs and $1,417 for other associated costs, primarily equipment removal and relocation.

In 2006, we also incurred $523 of expense from prior restructuring actions for vacated facilities that we were unable to sublease and additional involuntary termination costs.

Asset Impairments and Assets Held For Sale

2006

In conjunction with the closing of our Terre Haute labels plant, in 2006 we recorded $1,474 of asset impairments, primarily related to equipment.  The carrying value of the Terre Haute building and equipment was adjusted to its fair value less costs to sell, considering recent sales of similar properties and real estate valuations.  Other equipment was determined to have no fair value and was disposed.

At the end of 2006, we concluded that it was more likely than not that a Document Management plant would be closed which caused us to perform an impairment test on the long-lived assets.  This resulted in the Company recording asset impairment charges of $1,237 to adjust the carrying values of building and equipment assets to their fair value less costs to sell, considering the most recent information available including recent sales of similar properties.  Other equipment was determined to have no fair value and would be disposed.  In addition, Document Management recorded $27 for other equipment impairments.

2007

In 2007, we closed our Middlebury plant.  The market was stronger than expected, and we received several offers for the purchase of the building that were higher than originally anticipated.  As a result, in 2007, we reversed $409 of the previously recorded impairment charge associated with the building and ultimately sold the facility at a gain of approximately $900.  We also reversed $342 of the previously recorded impairment charge related to the sale and disposal of equipment as a result of transferring more equipment to other existing plants than originally expected.  An additional $312 of impairment charges were recorded for other equipment, primarily in the Document Management segment.

2008

In 2008, our Labels Solutions segment recorded a $164 impairment charge for equipment.  As of December 28, 2008, the carrying value of a previous POD print facility in Houston, Texas met the criteria to be classified as held for sale; accordingly, we have classified it as Net Assets Held for Sale in the accompanying Consolidated Balance Sheets.

NOTE 4 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	December 28,	December 30,
	2008	2007
Current:
Trade receivables	$ 108,674	$ 125,369
Less allowance for uncollectible receivables	(1,864)	(1,844)
Net trade receivables	106,810	123,525
Notes receivable	108	165
Less allowance for uncollectible receivables	(43)	(29)
Net notes receivable	65	136
Other receivables	5,935	6,551
Total current receivables	$ 112,810	$ 130,212

Long-term:
Notes receivable	$ 3,929	$ 4,046
Less allowance for uncollectible receivables	(2,863)	(2,987)
Total long-term notes receivable	$ 1,066	$ 1,059

NOTE 5 – INVENTORIES

Inventories consist of the following:

	December 28,	December 30,
	2008	2007
Finished products	$ 33,994	$ 38,197
Jobs in process	1,228	3,181
Materials and supplies	3,496	3,973
Total	$ 38,718	$ 45,351

A significant portion of inventory costs is determined by the LIFO method.  Included in finished products is inventory the Company subcontracts, stores, and later distributes to fulfill certain customer orders.  This inventory is recorded at cost on a FIFO basis and is excluded from the Company’s LIFO calculation.  At December 28, 2008 and December 30, 2007, the amount of inventory excluded was $20,078 and $24,137.

If the FIFO method had been used to value all inventory, total inventory amounts would have been $34,008 higher at December 28, 2008 and $33,915 higher at December 30, 2007.

During 2008 and 2007, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $1,504 and $1,702 in 2008 and 2007, and increased net income from continuing operations by $907 or $.03 per share in 2008 and $1,026 or $.04 per share, in 2007.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is allocated to the POD Services segment.  During the second quarters of 2008 and 2007, we performed the annual impairment test for goodwill which did not result in any impairment.

Identifiable intangible assets consist of the following:

	December 28, 2008		December 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives
Patents	$ 650	$ (627)	$ 650	$ (580)
Customer contracts	303	(303)	303	(303)
Non-compete agreement	250	(78)	250	(16)
	1,203	(1,008)	1,203	(899)

Intangible Assets with Indefinite Lives
Trademark	1,000	-	1,000	-
	1,000	-	1,000	-
Total	$ 2,203	$ (1,008)	$ 2,203	$ (899)

Amortization expense for intangible assets was $109, $137, and $202 for 2008, 2007 and 2006.  Future estimated amortization expense is as follows: 2009-$86; 2010-$62; and 2011-$47.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 28,	December 30,
	2008	2007
Non-income taxes	$ 5,541	$ 5,158
Dividends payable	6,696	6,714
Current portion of pension and postretirement obligations	4,482	3,636
Restructuring and other exit costs	3,723	404
Other current liabilities	15,033	13,567
Total	$ 35,475	$ 29,479

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

	December 28,	December 30,
	2008	2007
Revolving credit facility	$ 33,680	$ 51,988
Loan payable	319	-
Capital lease obligation	-	21
Total	33,999	52,009
Less current portion	159	21
Long-term portion	$ 33,840	$ 51,988

We have a $100,000 five-year senior secured revolving credit facility (the Credit Facility) with seven banks that matures in May 2010.  The Credit Facility is secured by accounts receivable, inventories, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10,000.

The Credit Facility provides for the payment of interest on amounts borrowed under London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate, plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 2.94% at December 28, 2008, and 6.83% at December 30, 2007.  We are also required to pay a fee on the unused portion of the Credit Facility.  As of December 28, 2008, such fee is payable at an annual rate of 37.5 basis points.

The unsecured term loan is payable in two equal installments of $163, including interest at 2.4%, on July 15, 2009 and July 15, 2010.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Current:
Federal	$ 304	$ 1,200	$ (100)
State and local	950	239	62
	1,254	1,439	(38)
Deferred	6,651	(6,615)	4,538
Total	$ 7,905	$ (5,176)	$ 4,500

The significant components of the deferred tax expense (benefit) consist of the following:

	2008	2007	2006
Depreciation	$ (3,399)	$ (3,053)	$ (3,616)
Goodwill and intangible assets	1,643	1,657	18,488
Restructuring	(1,318)	(161)	239
Pension	437	(17,971)	5,836
State and local net operating loss carryforward	259	655	44
Federal tax credit	(245)	(333)	-
Compensation and benefits	1,564	4,294	(2,562)
Accounts and notes receivable	50	124	79
Retiree healthcare benefits	1,396	1,230	1,096
Federal net operating loss carryforward	6,193	5,696	(13,186)
Other	71	1,247	(1,880)
Total	$ 6,651	$ (6,615)	$ 4,538

The components of the current net deferred tax asset and long-term net deferred tax asset consist of the following:

	December 28,	December 30,
	2008	2007
Deferred tax asset:
Allowance for doubtful accounts	$ 726	$ 732
Inventories	1,033	1,062
Compensation and benefits	7,347	8,911
Other	3,527	2,682
Total current asset	$ 12,633	$ 13,387

Deferred tax asset (liability):
Depreciation	$ (10,730)	$ (14,128)
Notes receivable	1,154	1,198
Goodwill and intangible assets	6,578	8,221
Pension	81,732	44,312
Retiree healthcare benefits	13,475	14,870
Capital loss carryforwards	14,212	14,212
Federal net operating loss carryforward	14,519	20,713
State and local net operating loss carryforward	1,185	1,444
Federal tax credit	2,380	2,135
Other	3,828	3,507
Total long-term tax asset	128,333	96,484
Less: valuation allowance	(14,212)	(14,212)
Net long-term asset	$ 114,121	$ 82,272
Net deferred tax asset	$ 126,754	$ 95,659

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  Our review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

At December 28, 2008, the Company has unused U.S. federal and state net operating loss carryforwards of $41,725 and $22,316, respectively, generally expiring from 2023 through 2026.  We have not recorded a valuation allowance as we do not expect these operating losses to expire unused.

We have a U.S. capital loss carryforward of $447 that expires in 2010.  We also have a Canadian capital loss carryforward of $80,194 that has an indefinite life.  A full valuation allowance has been provided for the tax benefit associated with these capital losses as it is more likely than not that the capital losses will not be utilized.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.7	4.7	4.7
Change in cash surrender value	12.0	1.4	(5.8)
Charitable contributions expiration	-	-	6.6
Capital loss valuation allowance	-	-	5.6
State rate changes	-	(0.9)	1.0
Permanent and other items	1.9	0.4	11.1
Effective tax rate	53.6%	40.6%	58.2%

We have recorded a liability of $1,148 that represents tax benefits taken in our tax returns, but not yet reflected in our tax provision because of the uncertainty of the position.  These unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate of a future period or periods.  There was no significant change to the amount of unrecognized tax benefits in 2008.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and Canadian jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 1997.  With few exceptions, the Company is no longer subject to state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2008, 2007, and 2006 was immaterial.

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

NOTE 11 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2008	2007	2006
Weighted-average shares outstanding - basic	28,759	28,684	28,543
Effect of potentially dilutive securities	15	-	36
Weighted-average shares outstanding - diluted	28,774	28,684	28,579

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Outstanding options to purchase 2,080,368 and 2,161,168 shares were not included in the computation of diluted EPS for 2008 and 2006 because the exercise price of the options was greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.  Due to the net loss from continuing operations incurred in 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 12 – SHARE-BASED COMPENSATION

We have one plan under which share-based awards may currently be granted.  The 2002 Equity Incentive Plan (2002 Plan) provides for the granting of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or nonqualified stock options, restricted stock grants, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the 2002 Plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock awards under the 2002 Plan.

Stock options granted under the 2002 Plan have terms that range from five to ten years and the exercise price per share is equal to the fair market value on the grant date.  The options vest over periods determined when granted, generally four years, and are exercisable until the term expires.

Under the 2002 Plan, shares subject to restricted stock award may be issued when the award is granted or at a later date, with or without dividend rights.  The stock awards are subject to terms determined by the Committee, and may include specified performance objectives.

Total share-based compensation expense by type of award is as follows:

	2008	2007	2006
Stock awards, service-based	$ 293	$ 810	$ 1,154
Stock awards, performance-based	245	(1,486)	988
Stock options	447	536	373
Total share-based compensation expense	985	(140)	2,515
Tax effect on share-based compensation expense	391	(56)	999
Net share based compensation expense	$ 594	$ (84)	$ 1,516
Amount included in continuing operations	$ 594	$ (308)	$ 1,255
Amount included in discontinued operations	-	224	261
Total	$ 594	$ (84)	$ 1,516

Stock Options

The weighted-average fair value of stock options granted in 2008, 2007, and 2006, was estimated at $1.57, $2.51, and $3.26 per share using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate:  We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Dividend Yield:  We calculate the expected dividend yield based on our quarter-end stock price and dividends paid per share.

Expected Term:  The expected term represents the period of time that our stock options are expected to be outstanding and is based on our historic exercise behavior.

Expected Volatility: We calculate the expected volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the award.

The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2008	2007	2006
Risk-free interest rate	2.8%	4.3%	4.6%
Dividend yield	9.7%	7.0%	6.1%
Expected term	4 years	4 years	4 years
Expected volatility	42.5%	37.6%	34.2%

A summary of our stock option activity and related information for 2008 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at December 30, 2007	2,262,669	$ 18.08
Granted	195,700	9.51
Exercised	-	-
Forfeited/Canceled	(694,598)	20.79
Outstanding at December 28, 2008	1,763,771	$ 16.07
Exercisable at December 28, 2008	1,208,046	$ 17.71

The total intrinsic value of options exercised in 2007 and 2006 was $16 and $76.  As of December 28, 2008, there was a total of $595 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.2 years.

Following is a summary of the status of stock options outstanding at December 28, 2008, which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value
1,658,169	6 years	$ 16.35	$ -	1,208,046	4.6 years	$ 17.71	$ -

Service-Based Stock Awards

We have awarded nonvested stock to employees and directors that vest based on service requirements.  The fair value of the service-based stock awards was based on the closing market price of our common stock on the date of award in 2008 and 2007 and the day prior to the date of award in prior years.  Expense is being amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.   The weighted-average grant date fair value of service-based nonvested stock issued in 2008, 2007, and 2006 was $9.49, $13.07, and $16.82 per share.  The total fair value of stock that vested during 2008, 2007, and 2006 was $188, $1,074, and $2,066.  As of December 28, 2008, there was a total of $711 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.4 years.

All service-based stock award participants currently are entitled to receive cash dividends and to vote their shares.  However, the sale or transfer of these shares is restricted during the vesting period.  A summary of our service-based stock award activity and related information for 2008 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 30, 2007	57,706	$ 14.63
Granted	68,360	9.49
Vested	(18,557)	14.67
Forfeited/Canceled	(2,687)	12.27
Nonvested at December 28, 2008	104,822	$ 11.33

Performance-Based Stock Awards

Performance-based stock awards vest only upon the achievement of specific measurable performance criteria.  Nonvested shares are entitled to receive dividends during the performance period and have voting rights.  However, the sale or transfer of these shares is restricted during the vesting period.  Dividends paid on the nonvested shares are recorded as additional compensation expense for the number of shares that we do not expect to vest.

The performance goal for shares issued in 2008 is a cumulative goal which allows partial vesting if a minimum level of performance is attained over a two-year period.  If the minimum level of performance is not attained by the end of 2009, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted and automatically vested upon performance above the target level.

The fair value of the performance-based stock awards is based on the closing market price of our common stock on the date of award.  We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.  We have not recognized any expense in 2008 for these awards because at this time we do not believe the performance goal will be achieved.  At December 28, 2008, there was $2,049 of unamortized expense that may be recognized in 2009 if achievement of the performance goal becomes probable.  The amount of compensation expense recognized is subject to adjustment based on changes in our expectations and on the actual level of achievement of the performance goal.

We previously awarded shares of performance-based stock which would have vested upon attainment of a Company performance goal by fiscal year-end 2007.  During the performance period we expected the full amount of the outstanding performance-based stock awards to vest in 2007 and therefore did not reduce compensation expense for estimated forfeitures.  However, the performance goal was not achieved and in the fourth quarter of 2007, we reversed $2,495 of expense that had been recorded in 2005-2007. The shares were canceled in 2008.

A summary of our performance-based stock award activity and related information for 2008 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 30, 2007	206,951	$ 13.68
Granted	316,100	9.48
Vested	-	-
Forfeited/Canceled	(306,951)	12.31
Nonvested at December 28, 2008	216,100	$ 9.48

NOTE 13 – PENSION PLANS

We have a qualified defined benefit plan covering certain of our U.S. employees that is no longer available to new participants.  The benefits were previously based on years of service and the employee’s average annual compensation based on the five highest years, or years of service and a benefit multiplier (traditional formula).  In 2004, the benefit formula for certain participants (primarily participants hired after December 31, 1999) was frozen and these participants do not earn any additional benefit credits after this date; however, their lump sum earns 4% interest annually until termination of employment with the Company.  Effective June 30, 2008, we modified the qualified defined benefit plan and the nonqualified supplementary benefit plan discussed below for participants that were still accruing benefits under the plans.  As a result, these participants ceased accruing pension benefits and final pension benefit amounts will be based on pay and service through June 29, 2008.

We consider the funded status of the plan, required plan contributions, income tax deductibility, and cash flow in our funding decisions.  Pension plan assets are invested in a broadly-diversified portfolio consisting primarily of publicly-traded common stocks and fixed income securities.

Our nonqualified supplementary benefit plan provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  Our funding policy is to contribute amounts to the plan equal to the benefit payments required for each year.

We have an additional supplemental nonqualified retirement plan for elected officers.  Participants earn benefits based on years of service and the employee’s average earnings.  We also have separate supplemental retirement agreements that provide retirement benefits to two former officers.  Our funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.

The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our pension plans:

Change in Benefit Obligation	2008	2007

Benefit obligation at beginning of year	$ 481,293	$ 518,562
Service cost	3,388	7,670
Interest cost	28,083	28,563
Settlement gain	-	(32,828)
Curtailment gain	(23,213)	(24,105)
Actuarial loss	20,078	4,393
Benefits paid	(43,258)	(20,962)
Benefit obligation at end of year	$ 466,371	$ 481,293

Change in Plan Assets	2008	2007

Fair value of plan assets at beginning of year	$ 346,180	$ 360,168
Actual return on plan assets	(97,277)	26,222
Employer contributions	22,316	28,609
Settlement	-	(47,857)
Benefits paid	(43,258)	(20,962)
Fair value of plan assets at end of year	$ 227,961	$ 346,180
Funded status at end of year	$ (238,410)	$ (135,113)

As a result of the pension plan modifications discussed previously, we remeasured our qualified and nonqualified pension obligations as of June 29, 2008.  The remeasurement resulted in a curtailment gain of $23,213 that reduced the pension benefit obligation.  This action also resulted in a one-time curtailment gain of $746 recorded in net periodic benefit cost.

The actuarial loss for 2008 was primarily due to a decrease in our discount rate from 6.0% to 5.75%.

In 2007, we recognized a settlement as a result of associates retiring and electing a lump-sum payment of their pension benefit from the qualified and nonqualified defined benefit plan.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The impact of the settlement on the projected benefit obligation and plan assets is shown in the table above.  As part of the settlement, we recognized a pro-rata portion of the unrecognized actuarial net losses equal to the percentage reduction in the pension benefit obligation.  This non-cash charge is included in net periodic benefit cost.

Restructuring actions undertaken in 2007 resulted in a reduction of associates that participated in our qualified defined benefit pension plan.  The remeasurement of our pension obligation resulted in a curtailment gain shown in the table above that reduced the projected benefit obligation.

Amounts Recognized in Balance Sheet	2008	2007
Accrued pension liability - current	$ (2,953)	$ (1,562)
Accrued pension liability - long-term	(235,457)	(133,551)
Total	$ (238,410)	$ (135,113)
Amounts Recognized in Accumulated Other Comprehensive Income Before Tax
Net actuarial loss	$ 306,377	$ 202,838
Prior service cost	1,185	926
Total	$ 307,562	$ 203,764

The amount of actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 is $20,425 and $593, respectively.

All of our pension plans have accumulated benefit obligations in excess of plan assets.  The following table summarizes the benefit obligation, accumulated benefit obligation, and fair value of assets for our pension plans:

	2008	2007
Projected benefit obligation	$ 466,371	$ 481,293
Accumulated benefit obligation	466,331	452,708
Fair value of plan assets	227,961	346,180

Other than our qualified defined benefit plan, our defined benefit plans have no plan assets.  The total unfunded projected benefit obligation of these plans was $27,529 and $28,199 at the end of 2008 and 2007.  The related accumulated benefit obligations were $27,489 and $26,840 at the end of 2008 and 2007.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

Components of Net Periodic Benefit Cost	2008	2007	2006
Service cost of benefits earned	$ 3,388	$ 7,670	$ 8,147
Interest cost on projected benefit obligation	28,083	28,563	27,386
Expected return on plan assets	(29,410)	(29,028)	(29,136)
Amortization of prior service costs	486	369	359
Curtailment gain	(746)	(137)	-
Settlement loss	-	20,946	1,627
Amortization of net actuarial loss from prior years	20,014	26,084	25,619
Total net periodic pension cost	$ 21,815	$ 54,467	$ 34,002

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income Before Tax	2008	2007

Net actuarial loss (gain)	$ 123,553	$ (17,278)
Net actuarial loss recognized	(20,014)	(32,000)
Prior service cost recognized	260	(232)
Total recognized in other comprehensive income	103,799	(49,510)
Total recognized in net periodic benefit cost
and other comprehensive income	$ 125,614	$ 4,957

Weighted-average Assumptions

Projected benefit obligation	2008	2007	2006
Discount rate	5.75%	6.00%	5.75%
Future compensation increase rate
- current year	3.50%	3.50%	3.50%
- subsequent years	3.50%	3.50%	3.50%

Net periodic benefit cost
Discount rate	5.75%	5.75%	5.75%
Expected long-term rate of return
on plan assets	8.75%	8.75%	8.75%

We use long-term historical actual return experience and future estimates of long-term investment return with consideration to the expected investment mix of the plan’s assets, to develop our expected rate of return assumption used in the net periodic pension cost calculation.  Differences between actual and expected returns are recognized in the net periodic pension calculation over five years using a five-year market-related asset value method of amortization.

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due.  Our pension plan assets have historically been invested predominantly in equity investments, which have historically realized annual returns at or above the expected long-term rate of return.

Plan Assets

The Company’s qualified defined benefit plan weighted-average asset allocations are as follows:

Asset Category	2008	2007
Equity securities	59%	69%
Debt securities	14%	19%
Real Estate	15%	8%
Other	12%	4%
Total	100%	100%

Our long-term investment policy objectives with respect to the qualified defined benefit plan assets are to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation, to achieve an annual investment return target of 8.75% over a 10-year period, and to achieve an annual investment return that exceeds inflation by at least 4% per year as measured over a three- to five-year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 20% to a maximum of 40% with a target percentage of 30%.  Equity real estate percentages range from a minimum of 0% to a maximum of 10% with a target of 5%.

It is our policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks.  It is expected that the plan’s assets will perform in the top 40% of plans with similar risk over a three- to five-year market cycle as measured by an appropriate peer group.  Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.

We expect to make contributions of $20 to 25 million in 2009 to our qualified defined benefit plan.  Our minimum funding requirement for 2009 is not known at this time, but is expected to be lower than our planned contributions.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2009	$ 31,850
2010	30,550
2011	31,662
2012	34,107
2013	32,831
2014-2018	173,520

Defined Contribution Plans

We have a nonqualified defined contribution plan for executive officers who are not currently in the traditional formula of the qualified defined benefit plan or other supplemental defined benefit retirement plans.  The Company does not currently fund this plan.  Participant accounts are credited with 15% of their annual compensation.  Accounts are credited annually with an investment return which currently is 6%.  Expense recorded for this plan totaled $187 and $96 in 2008 and 2007.

Additionally, we sponsor a 401(k) savings plan that substantially all of the employees are eligible to participate in.  As a result of the pension plan modification in June 2008, the Company match was increased for the employees affected from 10% to 75% on the first six percent of eligible compensation deferred, which is equivalent to the match for all other employees. Expense recorded for employer matching contributions under this plan totaled $5,400, $4,200, and $4,033, in 2008, 2007, and 2006, respectively.

NOTE 14 – POSTRETIREMENT HEALTHCARE BENEFITS

In addition to providing pension benefits, we provide certain healthcare benefits for eligible retired employees.  The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.

Change in Benefit Obligation	2008	2007
Benefit obligation at beginning of year	$ 21,570	$ 22,427
Interest cost	1,105	1,230
Amendments	(8,704)	-
Actuarial gain	(2,801)	(560)
Net benefits paid	(1,578)	(1,527)
Benefit obligation at end of year	$ 9,592	$ 21,570
Plan Assets	-	-

Funded status	$ (9,592)	$ (21,570)

Amounts Recognized in Balance Sheet

Accrued postretirement liability - current	$ (1,529)	$ (2,074)
Accrued postretirement liability - long-term	(8,063)	(19,496)
Total amount recognized	$ (9,592)	$ (21,570)

During 2008, the plans’ cost sharing provisions were changed to adjust retiree premiums for 2009 and beyond.  We expect this change to effectively cap our healthcare costs in future years at levels consistent with 2009 costs.  This change significantly reduced our projected future benefits costs, resulting in a decrease of $8,704 in our benefit obligation.

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$ 5,012	$ 8,309
Prior service credit	(29,352)	(24,185)
Total	$ (24,340)	$ (15,876)

The amount of prior service credit and actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost during 2009 is ($4,598) and $494, respectively.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Income

Net Postretirement Benefit Cost	2008	2007	2006
Interest cost	$ 1,105	$ 1,230	$ 1,145
Amortization of prior service credits	(3,537)	(3,537)	(3,537)
Amortization of net actuarial losses	496	735	585
Total postretirement benefit cost	$ (1,936)	$ (1,572)	$ (1,807)

Other Changes in Benefit Obligation Recognized in Other Comprehensive Income Before Tax
Net actuarial gain	$ (2,801)	$ (560)
Prior service credit	(8,704)	-
Prior service credit recognized	3,537	3,537
Net actuarial loss recognized	(496)	(735)
Total recognized in other comprehensive income	$ (8,464)	$ 2,242
Total recognized in net postretirement benefit cost
and other comprehensive income	$ (10,400)	$ 670

The net actuarial gain in 2008 was attributable to a decrease in the number of participants covered by the plan.

Weighted-average Assumption

Benefit obligation	2008	2007	2006
Discount rate	5.50%	5.75%	5.75%
Healthcare cost trend rate assumed
for current year	7.00%	8.00%	9.00%
Net periodic benefit cost
Discount rate	5.75%	5.75%	5.75%
Healthcare cost trend rate assumed
for current year	8.00%	9.00%	8.00%
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches the
ultimate trend rate	2014	2014	2012

The accumulated benefit obligation was determined using the unit credit method and discount rates that are based on management’s evaluation of available information about rates implicit in current prices of annuity contracts, as well as rates of return on high-quality fixed-income investments that could be used to effect settlement of the obligations.

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for the postretirement healthcare plan.  We review external data and our own historical trends for healthcare costs to determine the healthcare cost trend rates used for the postretirement healthcare benefit obligation and expense.  A 1% point increase in the healthcare trend rate would increase service and interest cost by approximately $81.  A 1% point decrease would decrease costs by approximately $73.  However, due to the changes in our cost-sharing provisions discussed previously, we do not expect changes in future healthcare cost trend rates to have a material effect on our postretirement benefit obligation.

The funding policy is to pay claims as they occur.  The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2009	$ 1,570
2010	1,427
2011	1,302
2012	1,168
2013	1,055
2014-2018	3,647

NOTE 15 – SEGMENT REPORTING

The profitability measure we use to assess segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.  Our business segments incur limited selling, general and administrative expenses (SG&A) directly.  Each business segment receives an allocation of SG&A expense as follows:

•

Corporate general and administrative expense is allocated based on the segments budgeted revenue as a percentage of budgeted consolidated revenue

•

Selling expense incurred by each regional sales office is allocated based on the segment’s actual revenue as a percentage of the region’s total revenue.  Corporate selling expense is allocated to segments in proportion to each segment’s share of consolidated revenue

•

Engineering expense is primarily allocated to the Document Management segment.

The accounting policies of the segments are the same as those described in Note 1.  Certain reclassifications were made to prior year asset information to reflect our sales function as part of the Corporate Office.  The segments are managed and reported internally primarily by the type of products they produce and the services they provide.   No single customer provided more than 10% of the Company’s revenue in any of the years presented.

Our reportable segments and business units are described below:

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

Distribution Services: Provides an extensive network of distribution centers across the country, which allows us to service customers with multiple locations.  Many of our custom printed documents are warehoused for subsequent deliveries to our customers in the quantity, time, and place of their choosing.

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

Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Information about our operations by reportable segment is as follows:

		Document	Label	POD	Document
		Management	Solutions	Services	Systems	PathForward	Total
Revenue from external	2008	$ 434,088	$102,375	$ 229,652	$ 20,077	$ 4,884	$ 791,076
customers	2007	480,227	111,224	245,883	21,398	6,700	865,432
	2006	487,870	129,260	253,479	21,131	2,551	894,291
Operating income (loss)	2008	$ 20,841	$ 1,477	$ 19,039	$ 1,908	$ (2,755)	$ 40,510
from continuing	2007	13,283	3,620	24,243	3,574	(749)	43,971
operations	2006	14,629	5,813	17,152	4,230	(1,014)	40,822
Total assets	2008	$ 167,910	$ 32,019	$ 64,448	$ 3,229	$ 4,553	$ 272,159
	2007	192,228	29,288	70,835	3,768	6,414	302,533
Capital expenditures	2008	$ 1,811	$ 3,648	$ 6,163	$ 12	$ 29	$ 11,663
	2007	5,821	1,414	8,383	43	10	15,671
Depreciation and	2008	$ 7,831	$ 2,134	$ 7,758	$ 37	$ 817	$ 18,577
amortization	2007	7,936	1,921	7,299	40	312	17,508

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2008	2007	2006
Total consolidated revenues	$ 791,076	$ 865,432	$ 894,291
Operating income	$ 40,510	$ 43,971	$ 40,822
Restructuring and asset impairment	(5,785)	(7,557)	(5,409)
Amortization of net actuarial losses	(20,014)	(26,084)	(25,619)
Pension settlement loss	-	(20,946)	(1,627)
Other unallocated pension	2,073	602	1,750
Unallocated corporate	(19)	(187)	913
LIFO adjustment	(94)	1,001	(1,046)
Total other expense, primarily interest	(1,935)	(3,555)	(2,057)
Income (loss) from continuing operations before income taxes	$ 14,736	$ (12,755)	$ 7,727
Total segment assets	$ 272,159	$ 302,533
Corporate	141,218	118,433
Total consolidated assets	$ 413,377	$ 420,966
Capital expenditures	$ 11,663	$ 15,671
Corporate	5,667	5,904
Total consolidated capital expenditures	$ 17,330	$ 21,575
Depreciation and amortization	$ 18,577	$ 17,508
Corporate	7,966	9,067
Total consolidated depreciation and amortization	$ 26,543	$ 26,575

NOTE 16 – COMMITMENTS AND CONTINGENCIES

We do not have purchase agreements with suppliers extending beyond normal quantity requirements.  We have the following commitments at December 28, 2008:

•

Purchase commitments for capital improvements aggregating $1,352

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $4,946.

We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $16,122 in 2008, $17,099 in 2007, and $16,552 in 2006.  Future minimum payments under existing noncancelable leases at December 28, 2008 are as follows:

2009	$ 14,072
2010	12,056
2011	9,021
2012	6,903
2013	5,422
Later years	4,574
Total	$ 52,048

Contingencies

We have outstanding letters of credit as of December 28, 2008 totaling $5,131, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.

We outsource certain information technology and telecommunication services from suppliers under agreements that expire during 2009.  At December 28, 2008, the early termination penalties total approximately $6,541.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy which has caused an increase in our projected costs associated with the interim stage and expected final remedy.  Agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1,900 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

In addition, we have undiscounted reserves totaling $540 for environmental remediation at one previously owned facility and one currently owned facility.  Our remediation costs for one of these facilities are partially covered by our insurance provider and we have recorded a receivable of $248 for the portion of the costs we expect to recover.

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
	March 30,	June 29,	September 28,	December 28,
	2008	2008	2008	2008
Revenue	$ 207,185	$ 198,827	$ 189,008	$ 196,056
Gross margin	64,785	63,647	62,080	60,290
Income from continuing operations	2,494	1,390	2,151	796
Income from discontinued operations	2	2	-	1
Net income	2,496	1,392	2,151	797

Basic and diluted income per share from
Continuing operations	0.09	0.05	0.07	0.03
Discontinued operations	-	-	-	-

	Quarters Ended
	April 1,	July 2,	September 30,	December 30,
	2007	2007	2007	2007
Revenue	$ 227,431	$ 211,165	$ 208,285	$ 218,551
Gross margin	72,124	63,407	66,627	70,156
(Loss) income from continuing operations	(189)	(5,359)	1,993	(4,024)
(Loss) income from discontinued operations	(639)	735	169	9
Net (loss) income	(828)	(4,624)	2,162	(4,015)

Basic and diluted (loss) income per share from
Continuing operations	(0.01)	(0.19)	0.07	(0.14)
Discontinued operations	(0.02)	0.03	0.01	-

We previously disclosed depreciation and amortization expense as a separate line item under operating expenses.  In 2008, we reclassified the applicable amount of expense to cost of sales for those assets related to the production of goods or services.  As a result, the quarterly amounts of gross margin for the first three quarters of 2007 and 2008 are different from amounts reported in the Company’s Form 10Q’s for those periods.

Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share amounts may not equal the total computed for the year.

Continuing operations for 2008 includes the following significant pre-tax adjustments:

•

Restructuring and other exit costs of $9, $(4), $2,738, and $2,878 in the first through fourth quarters

•

A reversal of $1,996 in the third quarter for compensation expense related to annual cash incentives for which performance goals were not met.

Continuing operations for 2007 includes the following pre-tax adjustments:

•

Restructuring and other exit costs of $2,406, $1,752, $3,562, and $276 in the first through fourth quarters

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

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of December 28, 2008.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the fourth quarter of fiscal 2008, there have been no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item that relates to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2009.  Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” in Part I of this report.

Audit Committee

The Company has a separately designated standing Audit Committee.  Members of the Audit Committee are Michael E. Kohlsdorf (Chairman of the Audit Committee), F. David Clarke, III, R. Eric McCarthey, and John J. Schiff, Jr.

Audit Committee Financial Experts

The Board of Directors has determined the members of its Audit Committee meet the independence and financial literacy requirements of the New York Stock Exchange.  In addition, the Board has determined that two members in particular satisfy the “financial expert” qualifications contained in regulations issued pursuant to the Sarbanes-Oxley Act of 2002. Specifically, the Board has concluded that Mr. Kohlsdorf’s previous experience as a Chief Financial Officer of two different publicly traded companies qualifies him as an “Audit Committee financial expert” and that Mr. McCarthey’s previous experience as Chairman of the Audit Committee of a publicly traded company following the enactment of Sarbanes-Oxley Act qualifies him as an “Audit Committee financial expert”.  With respect to both Mr. Kohlsdorf and Mr. McCarthey, their experience with respect to audits of financial statements of publicly held companies, internal controls, application of generally accepted accounting principles, and audit committee functions, and their independence as board members, meet the criteria for “Audit Committee financial expert.”

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

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “ Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2009.

Item 12 – SECURITIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2009.

The following table summarizes information as of December 28, 2008 regarding our 1995 Incentive Stock Option Plan and our 2002 Equity Incentive Plan under which our equity securities have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,763,771	$ 16.07	1,922,595

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 23, 2009.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table summarizes the fees billed to us by Battelle & Battelle LLP, our independent auditors, for the years ended December 28, 2008 and December 30, 2007.

	2008	2007
Audit Fees (1)	$ 826,000	$ 826,000
Audit Related Fees (2)	64,900	84,600
Total	$ 890,900	$ 910,600

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

Under SEC rules, subject to certain de minimis criteria, pre-approval is required for all professional services performed by our principal accountants on or after May 6, 2003.  In 2008 and 2007, the Audit Committee pre-approved all audit-related fees.

Battelle & Battelle LLP has advised us that permanent full-time employees and partners of Battelle & Battelle LLP performed substantially all of the work done in conjunction with its audits of our financial statements for the years ended December 28, 2008 and December 30, 2007.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – December 28, 2008 and December 30, 2007

Consolidated Statement of Income and Comprehensive Income – Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Consolidated Statement of Shareholders’ Equity – Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

Consolidated Statement of Cash Flows – Years ended December 28, 2008, December 30, 2007, and December 31, 2006.

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

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2009.

THE STANDARD REGISTER COMPANY

By:  /S/  JOSEPH P. MORGAN, JR.

Joseph P. Morgan, Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 6, 2009:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 19, 2009, as attorney-in-fact for the following directors of the Registrant:

David P. Ballis	R. W. Begley, Jr
Michael E. Kohlsdorf	E. Eric McCarthey
J. J. Schiff, Jr.	J .Q. Sherman, II

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

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, revised December 11, 2008, effective June 29, 2008.

10.2	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.3	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.4	Stock Purchase Agreement dated November 26, 1997, incorporated by reference from Form 8-K filed January 15, 1998.

10.5	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.6

Employment Agreement between The Standard Register Company and Dennis L. Rediker, former President, Chief Executive Officer and Director, incorporated by reference from Form 10-K for the year ended December 31, 2000.

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

10.11	Asset Purchase Agreement between Pitney Bowes, Inc., and The Standard Register Company, dated December 13, 2004, incorporated by reference from Form 10-K for the year ended January 2, 2005.
10.12	Asset Purchase Agreement between Whitehill Technologies, Inc., and The Standard Register Company, dated June 5, 2006, incorporated by reference from Form 8-K filed June 9, 2006.

10.13	Asset Purchase Agreement between Exped LLC and The Standard Register Company, dated April 21, 2007, incorporated by reference from Form 8-K filed April 26, 2007.

10.14	The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, restated October 26, 2006, effective January 1, 2007, incorporated by reference from Form 10-K filed March 10, 2008.

10.15	First Amendment to The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, dated December 11, 2008, effective January 1, 2008.

10.16	The Standard Register Company Supplemental Executive Retirement Plan, dated December 12, 2006, effective January 1, 2007, incorporated by reference from Form 10-K filed March 10, 2008.

10.17	First Amendment to The Standard Register Company Supplemental Executive Retirement Plan, dated December 11, 2008, effective January 1, 2008.

10.18	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007, incorporated by reference from Form 10-K filed March 10, 2008.

10.19	The Standard Register Company Nonqualified Stock Option Agreement and Restricted Stock Grant Agreements incorporated by reference from Form 8-K filed February 24, 2006.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of David P. Ballis, R. W. Begley, Jr., Michael E. Kohlsdorf, R. Eric McCarthey, J. J. Schiff, Jr., and J. Q. Sherman, II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and for the three years in the period ended December 28, 2008, and the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008, and have issued our reports thereon dated March 6, 2009.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ Battelle & Battelle LLP

Dayton, Ohio

March 6, 2009

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED DECEMBER 28, 2008

(Dollars in thousands)

Description	Balance at beginning of period	Acquisitions/ (Dispositions)		Charged (credited) to costs and expenses	Charged (credited) to other accounts	Deductions	Balance at end of period

Year Ended December 28, 2008
Allowance for doubtful accounts-	$ 1,844	$ -		$ 578	$ -	$ (558)	$ 1,864
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,016	-		(110)	-		2,906
Notes Receivable
Total Allowance for Doubtful Accounts	$ 4,860	$ -		$ 468	$ -	$ (558)	$ 4,770

Year Ended December 30, 2007
Allowance for doubtful accounts-	$ 2,135	$ -		$ 440	$ -	$ (731)	$ 1,844
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,037	-		(21)	-		3,016
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,172	$ -		$ 419	$ -	$ (731)	$ 4,860

Year Ended December 31, 2006
Allowance for doubtful accounts-	$ 2,346	$ (56)	(a)	$ 480		$ (635)	$ 2,135
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,155	-		49	-	(167)	3,037
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,501	$ (56)		$ 529	$ -	$ (802)	$ 5,172

(a) Sale of InSystems