Form 10-Q
period 2009-03-29
STANDARD REGISTER CO
filed 2009-05-01
CIK 93456

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2009
Common stock, $1.00 par value	24,129,021 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended March 29, 2009

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended March 29, 2009 and March 30, 2008	3

b)	Consolidated Balance Sheets
	as of March 29, 2009 and December 28, 2008	4

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended March 29, 2009 and March 30, 2008	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		13
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		22

Item 4. Controls and Procedures		23

Part II – Other Information

Item 1. Legal Proceedings		23

Item 1A. Risk Factors		23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3. Defaults upon Senior Securities		24

Item 4. Submission of Matters to a Vote of Security Holders		24

Item 5. Other Information		24

Item 6. Exhibits		24

Signatures		24

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
	13 Weeks Ended
	March 29,	March 30,
	2009	2008
REVENUE	$174,620	$207,185
COST OF SALES	120,385	142,400
GROSS MARGIN	54,235	64,785
OPERATING EXPENSES
Selling, general and administrative	51,787	59,561
Pension settlement losses	19,747	-
Asset impairments	-	164
Restructuring and other exit costs	601	9
Total operating expenses	72,135	59,734
(LOSS) INCOME FROM CONTINUING OPERATIONS	(17,900)	5,051
OTHER INCOME (EXPENSE)
Interest expense	(303)	(761)
Other income	48	82
Total other expense	(255)	(679)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,155)	4,372
INCOME TAX (BENEFIT) EXPENSE	(7,179)	1,878
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(10,976)	2,494

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of taxes	-	2
NET (LOSS) INCOME	$(10,976)	$2,496

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.38)	$0.09

Dividends declared for the period per share	$0.23	$0.23

NET (LOSS) INCOME	$(10,976)	$2,496
Net actuarial loss reclassification, net of ($6,654) and ($2,133) deferred
income tax benefit	10,101	3,239
Net prior service credit reclassification, net of $397 and $313 deferred
income tax expense	(604)	(476)
Net actuarial gains, net of ($9,823) deferred income tax benefit	14,915	-

COMPREHENSIVE INCOME	$13,436	$5,259

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 29,	December 28,
A S S E T S	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$367	$282
Accounts and notes receivable, less allowance for doubtful
accounts of $1,953 and $1,907	101,757	112,810
Inventories	38,982	38,718
Deferred income taxes	12,633	12,633
Prepaid expense	9,433	9,427
Total current assets	163,172	173,870

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,149	63,942
Machinery and equipment	193,019	199,407
Office equipment	164,119	161,310
Construction in progress	5,284	2,794
Total	428,579	429,461
Less accumulated depreciation	329,586	327,802
Plant and equipment, net	98,993	101,659
Net assets held for sale	412	412
Total plant and equipment, net	99,405	102,071

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	1,168	1,195
Sofware development costs, net	2,444	2,619
Deferred tax asset	105,146	114,121
Other	13,181	12,944
Total other assets	128,496	137,436

Total assets	$391,073	$413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 29,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

CURRENT LIABILITIES
Current portion of long-term debt	$159	$159
Accounts payable	28,532	29,395
Accrued compensation	13,304	17,862
Deferred revenue	4,046	4,564
Other current liabilities	25,831	35,475
Total current liabilities	71,872	87,455

LONG-TERM LIABILITIES
Long-term debt	41,359	33,840
Pension benefit obligation	208,740	235,457
Retiree health care obligation	7,932	8,063
Deferred compensation	7,056	8,362
Other long-term liabilities	5,286	5,231
Total long-term liabilities	270,373	290,953

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,361,196 and 26,044,229 shares	26,361	26,044
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	61,474	61,304
Accumulated other comprehensive losses	(146,133)	(170,519)
Retained earnings	152,534	163,510
Treasury stock at cost:
1,990,731 and 1,982,874 shares	(50,133)	(50,095)
Total shareholders' equity	48,828	34,969

Total liabilities and shareholders' equity	$391,073	$413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended
	March 29,	March 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,976)	$2,496
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	6,219	6,831
Restructuring charges	601	-
Asset impairment	-	164
Pension and postretirement benefit expense	23,385	6,268
Share-based compensation	465	221
Deferred tax (benefit) expense	(7,179)	1,878
Other	(652)	550
Changes in operating assets and liabilities:
Accounts and notes receivable	11,061	13,065
Inventories	(264)	1,746
Restructuring spending	(1,771)	(316)
Accounts payable and accrued expenses	(8,315)	(6,066)
Pension and postretirement obligations	(8,661)	(6,026)
Deferred compensation payments	(931)	(826)
Other assets and liabilities	(401)	(439)
Net cash provided by operating activities	2,581	19,546

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(3,390)	(3,196)
Proceeds from sale of plant and equipment	-	8
Net cash used in investing activities	(3,390)	(3,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	7,501	(6,988)
Principal payments on long-term debt	-	(21)
Proceeds from issuance of common stock	99	92
Dividends paid	(6,642)	(6,668)
Purchase of treasury stock	(38)	(58)
Net cash provided by (used in) financing activities	920	(13,643)

Effect of exchange rate changes on cash	(26)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	85	2,715
Cash and cash equivalents at beginning of period	282	697

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367	$3,412

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 28, 2008 (Annual Report).

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 29, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements.”  These new standards significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.

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

We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Effective December 29, 2008, we adopted the Financial Accounting Standards Board’s Staff Position on EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the guidance of FSP EITF 03-6-1, unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.”  Although we do have unvested share-based awards that are considered participating securities, the adoption of FSP EITF 03-6-1 did not have a material effect on the computation of earnings per share.

As permitted, we elected to defer adoption of SFAS No. 157, “Fair Value Measurements,” until fiscal 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis.  Accordingly, we will apply the provisions of SFAS 157 to nonfinancial assets and liabilities, including goodwill, trademark intangible asset, and property and equipment that are reported at fair value as a result of impairment testing.  We were not required to perform any impairment tests in the first quarter of 2009, and therefore, the effect of implementing this guidance will be dependent upon future impairment testing.

NOTE 3 – RESTRUCTURING AND OTHER EXIT COSTS

The 2008 restructuring and other exit activities are described in Note 3 to the Consolidated Financial Statements included in our Annual Report.  Restructuring and other exit costs of $601 in the first quarter of 2009 primarily relate to costs associated with the planned closing of facilities that are required to be expensed as incurred.  All actions should be completed by the end of June 2009.  Costs related to the actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

Our restructuring and cost reduction activities include production facility consolidations, sales reorganization, and general reductions in headcount.  Under our new operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment.  Additionally, we still maintain certain other corporate functions that also are not attributable to a specific reportable segment.  As a result, none of our restructuring or exit activities are reported under any segment, and are all attributable to corporate and other shared services.

  Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q1 2009	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$4,316	$8	$4,240
Contract termination costs	1,656	336	1,179
Other associated exit costs	528	257	772
Total	$6,500	$601	$6,191

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2008	Accrual	in 2009	2009

Involuntary termination costs	$3,206	$8	$(1,261)	$1,953
Contract termination costs	517	319	(236)	600
Total	$3,723	$327	$(1,497)	$2,553

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 29,	December 28,
	2009	2008

Finished Products	$34,342	$33,994
Jobs In Process	726	1,228
Materials and Supplies	3,914	3,496
Total	$38,982	$38,718

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 29,	December 28,
	2009	2008

Non-income taxes	$5,054	$5,541
Dividends payable	-	6,696
Current portion of pension and postretirement obligations	4,416	4,482
Restructuring and other exit costs	2,553	3,723
Other current liabilities	13,808	15,033
Total	$25,831	$35,475

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	March 29,	March 30,
(Shares in thousands)	2009	2008

Weighted average shares outstanding - basic	28,792	28,744
Effect of potentially dilutive securities	-	-

Weighted average shares outstanding - diluted	28,792	28,744

Nonvested shares of restricted stock awards are considered participating securities and are included in the calculation of basic EPS, when material.  The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.   Due to the net loss for the 13-week period ended March 29, 2009, no outstanding options were included in the diluted EPS calculation because they would automatically result in anti-dilution.  No outstanding options were included in the calculation of diluted EPS for the 13-week period ended March 30, 2008 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 7 – SHARE BASED COMPENSATION

The terms and conditions of outstanding awards previously granted are more fully described in Note 12 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Nonvested stock awards, service based	$130	$49
Nonvested stock awards, performance based	-	68
Stock options	335	104
Total share-based compensation expense	465	221
Income tax benefit	185	88
Net expense	$280	$133

 Stock Options

During the first quarter of 2009, we granted 400,000 stock option awards.  The fair value of the stock options granted was estimated at $1.74 per share, using the Black-Scholes option-pricing model, and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  The assumptions used to calculate the fair value include a weighted-average risk-free interest rate of 1.5%; dividend yield of 5.0%; expected life of 4 years; and expected volatility of 65.6%.

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Service cost of benefits earned	$32	$1,667
Interest cost on projected benefit obligation	6,478	7,006
Expected return on plan assets	(6,771)	(7,321)
Amortization of prior service costs	148	95
Amortization of net actuarial losses from prior periods	4,657	5,210
Settlement losses	19,747	-

Total	$24,291	$6,657

As a result of associates retiring in 2009 and electing a lump-sum payment of their pension benefits under our qualified, non-qualified and supplemental executive retirement plans, we recognized settlement losses in the first quarter of 2009.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.   As part of the settlement, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.   These non-cash charges are included in net periodic benefit cost.

As part of the settlement, we remeasured our pension obligations and plan assets under these plans as of March 1, 2009, the settlement date.  The remeasurement resulted in an actuarial gain of $52,797, primarily for a change in the discount rate used to measure the benefit obligations from 5.75% at December 28, 2008 to 7.0% at March 1, 2009.  Additionally, we updated the fair value of our plan assets and recognized a net actuarial loss of $28,059 due to the actual rate of investment return on the plans being less than the expected rate of return.  As a result, we realized a net actuarial gain of $24,738 which will be amortized into income in future years.  This net gain reduced our pension liabilities by $24,738, reduced accumulated other comprehensive losses by $14,915, and decreased our deferred tax assets by $9,823.

Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement have not been released, therefore our required mandatory pension funding requirement for 2009 is not known at this time.  Based upon preliminary estimates, we expect to contribute approximately $25 million for 2009, of which $6,000 of contributions were made in the first quarter of 2009.

NOTE 9 – POSTRETIREMENT BENEFITS OTHER THAN PENSION

Net postretirement benefit cost includes the following components:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008

Interest cost	121	295
Amortization of prior service credits	(1,149)	(884)
Amortization of net actuarial losses from prior periods	123	162

Total	$(905)	$(427)

The funding policy is to pay claims as they occur.  As of March 29, 2009, we paid $252 to cover claims under our postretirement medical plan and currently expect to pay an additional $750 to cover benefit claims during the remainder of 2009.

NOTE 10 – SEGMENT REPORTING

In 2009, we organized our operating businesses into three Business Units based upon their customer base and the primary vertical markets they serve.  As a result, our new reportable segments are primarily market focused as opposed to our previous reporting segments that were product-based.  Pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief executive officer and other chief decision makers evaluate performance and allocate resources.  We sell most of our products and services across all of our Business Units; therefore our new reportable segments are not based upon any aggregation of the previously reported segments.  A description of the new reportable segments is provided below.

Commercial

The Commercial segment serves the business-to-business market with concentrations in insurance, banking, service providers, transportation, retail, government agencies, and utilities.  The main product offerings include: document management services; training solutions; secure document solutions; document outsourcing such as statements, billing, and customer notices; and other printed products.  This segment also provides software products and related professional services.

Healthcare

The Healthcare segment’s primary customers include acute care hospitals, integrated delivery networks, long-term care providers, and managed care organizations.  Products provided include: document management services; clinical forms; document workflow solutions; wristbands, labels; secure prescription programs; and other print and electronic solutions.

Industrial

The Industrial segment’s primary customers include manufacturing companies that produce industrial and commercial machinery, transportation equipment, HVAC, electrical distribution products, and appliance and medical equipment.  This segment provides design, sourcing, and inventory management for decorative and functional printed production parts.  Printed production parts include all of the labels and technical literature which go on a manufactured product or are shipped with the product.  In addition to these products, a wide array of traditional print products and document management services is also provided.

Under our new operating model, the majority of our manufacturing, printing, warehousing, and distribution functions are managed under a shared-services model and are therefore not specific to a particular reportable segment.   Each Business Unit is supported by our shared-services comprised of manufacturing, supply chain, and client satisfaction, as well as finance, technology, and other corporate functions.

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable Business Unit’s cost of sales.  Our Business Units incur a portion of selling, general and administrative expense directly.  Each Business Unit also receives an allocation of SG&A expense as follows:

•

Each Business Unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other Business Unit’s based on the percentage of revenue generated for the other Business Unit.  Expense associated with our client satisfaction function is allocated to Business Units in proportion to their share of consolidated revenue

•

Finance, technology, and other corporate general and administrative expense is allocated based on the Business Unit’s budgeted revenue as a percentage of budgeted consolidated revenue

•

General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

The profitability measure we use to assess segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.

Segment information for 2008 has been revised from previously reported information to reflect the current presentation.  Information about our operations by reportable segment for the 13-week periods ended March 29, 2009 and March 30, 2008 is as follows:

		Commercial	Healthcare	Industrial	Total
Revenue from external	2009	$97,536	$62,886	$14,198	$174,620
customers	2008	117,368	68,247	21,570	207,185
Operating income (loss)	2009	$1,385	$6,489	$(917)	$6,957
	2008	2,248	7,403	305	9,956

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	March 29,	March 30,
	2009	2008
Operating income	$6,957	$9,956
Restructuring and asset impairment	(601)	(173)
Amortization of net actuarial losses	(4,657)	(5,210)
Pension settlement losses	(19,747)	-
Other unallocated pension	293	315
Other unallocated	(7)	(100)
LIFO adjustment	(138)	263
Total other expense, primarily interest	(255)	(679)
(Loss) income from continuing operations before income taxes	$(18,155)	$4,372

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has recently required the PRP groups to implement additional interim actions and delay implementation of a final remedy.  This regulatory development has caused an increase in the projected expenses associated with the Pasco Site through the interim and final remedy stages.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,900 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.   Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

In addition, we have undiscounted reserves totaling $438 for environmental remediation at one previously owned facility and one currently owned facility.  Our remediation costs for one of these facilities are partially covered by our insurance provider, and we have recorded a receivable of $116 for the portion of the costs we expect to recover.

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

Because such statements deal with future events, actual results for fiscal year 2009 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 28, 2008 (Annual Report).  You should read this Management Discussion and Analysis in conjunction with those risk factors and the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included in our Annual Report.  This Management’s Discussion and Analysis includes the following sections:

•

Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•

Quarter Highlights—An overall discussion of changes in our business and key financial results for the quarter.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the first quarter of 2009 and 2008.

•

Liquidity and Capital Resources—An analysis of cash flows and discussion of our financial condition.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefits, fair value measurements, deferred taxes, inventories, contingent liabilities, revenue recognition, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  There were no significant changes in these critical accounting policies and estimates in the first quarter of 2009.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 2, “Recently Adopted Accounting Pronouncements,” to the Consolidated Financial Statements.

QUARTER HIGHLIGHTS

Throughout the fourth quarter of 2008 and the first quarter of 2009, we have been transforming our organizational structure to align around our new vertical market strategy.  We have aligned management roles and resources to create an intense focus on customer needs within our three primary markets: Commercial, Healthcare, and Industrial.  We have also been aligning our manufacturing, supply chain, client satisfaction, information technology, human resource, and finance functions into a shared-services model in order to provide better support and service to our customers and create cost efficiencies.  All of these actions have been completed with the exception of the consolidation of our client satisfaction operations, which is expected to be completed by the end of June 2009.

During the first quarter 2009, our business continued to be negatively impacted by the downturn in the economy which resulted in lower sales volume with our existing base of customers and increased pressure on pricing.  As expected, the continued adoption of digital and non-print related technologies has also negatively impacted sales volume.  However, due to the value proposition of the many cost-saving solutions we provide and a more focused marketing approach, we have been able to expand our customer base during this time in each of our segments.  Our strong financial condition and national presence have contributed to this success.

The following summarizes some of the key financial results for the quarter:

•

In the first quarter of 2009, a large number of employees elected to retire and receive lump sum payments from their pension plans.  As a result, we recorded non-cash pension settlement charges in the amount of $19.7 million.  These charges are discussed in more detail under “Pension Settlements” within the Results of Operations discussion.

•

Net loss was $11.0 million, or ($0.38) per share compared to net income of $2.5 million, or $0.09 per share in 2008.  On a per share basis, the pension settlements represented a loss of $0.41 per share.

•

Cash flow on a net debt basis was a negative $7.4 million compared to a positive $9.7 million in the first quarter of 2008.

•

Net debt in the first quarter increased by $7.5 million from year-end 2008.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  Unless otherwise noted, references to 2009 and 2008 refer to the 13-week periods ended March 29, 2009 and March 30, 2008.

Consolidated Summary

	2009	% Change	2008
Revenue	$174.6	-16%	$207.2
Cost of sales	120.4	-15%	142.4
Gross margin	54.2	-16%	64.8
Gross margin % of sales	31.0%		31.3%

SG&A expense	51.8	-13%	59.5
Pension settlements	19.7		-
Restructuring & asset impairment	0.6		0.2
Other expense, net	0.3		0.7
(Loss) income from continuing operations before taxes	(18.2)		4.4
Income tax (benefit) expense	(7.2)		1.9
% rate	39.5%		42.9%

(Loss) income from continuing operations	$(11.0)		$2.5

Revenue

Revenue for the first quarter 2009 was down $32.6 million or 16% compared to the first quarter 2008, primarily the result of unit declines of 17% which were offset by a slight increase in pricing of 1%.   We estimate that approximately 50% of the overall revenue decline is a result of the downturn in the economy that began in 2008 and has continued into 2009.  Declining consumer demand has negatively impacted our existing base of customers which has led to a decrease in order levels for many of our products.  Additionally, we estimate that close to 15% of our overall revenue decline resulted from the continued advancement of digital technologies.

Pricing on the supply side has stabilized in the first quarter; however, price pressures from our customers continued to intensify as they focused on cost reductions.

Although unit sales declined, our overall customer base increased during the quarter.  The intense focus on cost by customers within our markets has contributed to this increase as our document management products and services offer cost effective solutions.

Cost of Sales/Gross Margin

Cost of sales decreased $22.0 million or 15% in the first quarter of 2009.  Unit declines reduced costs by approximately 14%.  Material prices increased approximately 3%; however, this was more than offset by our workforce reduction and the successful execution of cost reduction initiatives implemented in 2007 and 2008 which reduced overall costs by 4%.  The major categories of cost reductions included compensation, freight, and warehousing costs.

As a result, despite a decline in units, the gross margin percentage was consistent with the first quarter 2008.  One of our key areas of focus is the relentless pursuit of cost reduction.

Selling, General and Administrative Expenses

As shown in the table below, SG&A expense decreased by $7.7 million in the first quarter 2009 as compared to 2008.  Selling and sales support decreased $4.0 million and general and administrative expenses decreased $2.9 million, primarily reflecting lower salaries and commissions as a result of our workforce reduction and other cost reduction initiatives taken late in 2008 and early 2009.  Additionally, pension amortization decreased $0.5 million resulting from our 2008 plan modifications that lowered the amount of our unamortized actuarial losses to be recognized in 2009 and future years.

	2009	2008

Selling and sales support	$26.9	$30.9
Research and development	1.2	1.2
General and administrative expenses	15.8	18.7
Depreciation	2.2	2.5
Amortization of pension net actuarial losses	4.7	5.2
Other pension and postretirement expenses	1.0	1.0
Total selling, general and administrative expense	$51.8	$59.5

Pension settlements

As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $19.7 million in the first quarter of 2009 related to our qualified, non-qualified and supplemental executive retirement plans.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.

As part of recording the settlement, we remeasured our pension obligations and plan assets under these plans as of March 1, 2009, the settlement date.  The remeasurement resulted in an actuarial gain of $52.8 due to a change in the discount rate used to measure the benefit obligations from 5.75% at December 28, 2008 to 7.0% at March 1, 2009.  The change in discount rate is primarily the result of increases in long-term interest rates during the period.  Additionally, we updated the fair value of our plan assets and recognized a net actuarial loss of $28.1 due to the actual rate of investment return on our qualified plan being less than the expected rate of return.  As a result, we realized a net actuarial gain of $24.7 million which will be amortized into income in future years.  This gain reduced our pension liabilities by $24.7, decreased our deferred tax assets by $9.8 million, and reduced accumulated comprehensive losses by $14.9 million.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions in 2008 as part of ongoing efforts to improve efficiencies, reduce cost, and maintain a strong financial condition.  Restructuring and other exit costs of $0.6 million for the first quarter of 2009 primarily relate to costs associated with the planned closing of facilities that are required to be expensed as incurred.  All costs related to these actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

Our restructuring and cost reduction activities include production facility consolidations, sales reorganization, and general reductions in headcount.  Under our new operating model, the majority of our manufacturing, printing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular segment.  Additionally, we still maintain certain other corporate functions that also are not attributable to a specific segment.  As a result, none of our restructuring or cost reduction activities are reported under any segment, and are all attributable to corporate and other shared services.

2008

During 2008, we initiated a plan to close several print centers and integrate certain other print centers into our distribution warehouses to improve efficiency and reduce cost.  The last of these actions was completed during the first quarter of 2009.  We expected to incur costs of approximately $2.4 million and to realize approximately $3.0 million in savings from these actions.  Based upon the reduction in costs realized during the first quarter of 2009, we expect to realize substantially all of our projected savings.

Also during 2008, we began implementing a plan to redesign our client support infrastructure to more of a centralized model.  We have been transitioning customer transactional and administrative functions from our field sales offices to one of three client support centers.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings.  We expect to complete these actions by the end of June 2009.  This action should generate approximately $5.6 million annually in compensation and related cost savings that will be reflected in selling, general, and administrative expenses.  However, we expect to re-invest a portion of the savings into our client satisfaction operations.  We expect to have involuntary termination costs of $1.5 million and contract termination costs of $0.2 million.

Pretax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q1 2009	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$4.3	$-	$4.2
Contract termination costs	1.7	0.3	1.2
Other associated exit costs	0.5	0.3	0.7

Total	$6.5	$0.6	$6.1

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2008	Accrual	in 2009	2009

Involuntary termination costs	$3,206	$8	$(1,261)	$1,953
Contract termination costs	517	319	(236)	$600
Total	$3,723	$327	$(1,497)	$2,553

Taxes

The effective tax rate was 3.4% lower in the first quarter of 2009 as compared to 2008 as a result of permanent differences related to the cash surrender value of life insurance policies.

Segment Operating Results

In 2009, we organized our operating businesses into three Business Units based upon their customer base and the primary vertical markets they serve.  We believe this will allow us to further enhance our in-depth knowledge of customer needs within our vertical markets and define a more market-specific portfolio of products and solutions.  Ultimately, we expect these actions will enable us to accelerate growth and increase market share.  Pursuant to SFAS No. 131 –“Disclosures about Segments of an Enterprise and Related Information”, we re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief executive officer and other chief decision makers evaluate performance and allocate resources.   As a result, our new reportable segments are primarily market focused as opposed to our previous reporting segments that were product-based.  We sell most of our products and services across all of our Business Units; therefore, our new reportable segments are not based upon any aggregation of the previously reported segments.

Although we have changed our reportable segments, our description of our products, services and related market trends contained in Item 1 of our Annual Report, as well as our discussion of risk factors in Item 1A, have not changed and should be reviewed in conjunction with this Management’s Discussion and Analysis.

Under our new operating model, the majority of our manufacturing, printing, warehousing, and distribution functions are managed under a shared-services model and are therefore not specific to a particular reportable segment.   Each Business Unit is supported by our shared-services comprised of manufacturing, supply chain, and client satisfaction, as well as finance, technology, and other corporate functions.

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable Business Unit’s cost of sales.  Our Business Units incur a portion of selling, general and administrative expense directly.  Each Business Unit also receives an allocation of SG&A expense as follows:

•

Each Business Unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other Business Unit’s based on the percentage of revenue generated for the other Business Unit.  Expense associated with our client satisfaction function is allocated to Business Units in proportion to their share of consolidated revenue

•

Finance, technology, and other corporate general and administrative expense is allocated based on the Business Unit’s budgeted revenue as a percentage of budgeted consolidated revenue

•

General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

Variability in the segment’s budgeted revenue, actual revenue, or the level of selling or Corporate SG&A expense to allocate can have a significant impact on segment profitability.  The following is an overview of our new reportable segments and the trends related to each.

Commercial

The Commercial segment serves the business-to-business market with concentrations in insurance, banking, service providers, transportation, retail, government agencies, and utilities.  The main product offerings include: document management services; training solutions; secure document solutions; document outsourcing such as statements, billing, and customer notices; and other printed products.  This segment also provides software products and related professional services.

Market trends affecting this segment include:

•

Customer cost reduction initiatives are leading to pricing pressure on existing products, as well as new opportunities for cost-saving print management services and products.

•

Economic uncertainty within the financial services industry is causing financial service providers to intensely focus on capital preservation, cost management, and operational efficiencies.

•

Financial services businesses are focusing on customer retention as the traditional banking environment is rapidly changing, creating opportunities for innovative marketing solutions.

•

Technological advances and a maturing and improving internet infrastructure are leading to adoption of electronic media which is eroding demand for printed documents.

•

Offset printing is in decline as digital printing becomes more prevalent.  Additionally, black and white printing is migrating to color.  These trends are creating opportunities for companies that are capable of providing digital color work at competitive prices but are also contributing to declines in traditional printed products.

•

Increasing postal rates and cost management/reduction initiatives are leading to increased focus on electronic communications/applications (internet, e-mail, and mobile banking) in place of printed documents.

Healthcare

The Healthcare segment’s primary customers include hospitals, integrated delivery networks, long-term care providers, and managed care organizations.  Products provided include document management services, clinical forms, document workflow solutions, wristbands, labels, secure prescription programs, and other print and electronic solutions.

Market trends affecting this segment include:

•

Today’s economic environment has impacted healthcare provider financial performance, making cost containment a top priority in the market.  This creates price and unit pressures on our existing base business, but also increased opportunities for new customers who can utilize our solutions to gain significant cost advantages.

•

Migration from paper-based to electronic medical records in hospitals is contributing to declines in demand for clinical forms and increased opportunity for electronic document workflow solutions.  This trend is being influenced and could be accelerated by current efforts of the federal government that are aimed at requiring the use of electronic medical records by 2014.

•

Increasing trends in healthcare spending and an aging “baby boomer” population is expected to increase customer interest in solutions designed to manage this volume safely and cost effectively, and to increase need for document workflow solutions, wristbands, labels, and certain documents.

•

Increasing focus on patient safety is creating opportunities for patient identification and security-based solutions.

Industrial

Primary customers of the Industrial segment are manufacturing companies that produce industrial and commercial machinery, transportation equipment, HVAC, electrical distribution products, and appliance and medical equipment.  The Industrial segment provides design, sourcing, and inventory management for decorative and functional printed production parts.  Printed production parts include all of the labels and technical literature which go on a manufactured product or are shipped with the product.  In addition to these products, a wide array of traditional print products and document management services is also provided.

Current trends in this segment include:

•

Increasing focus on lean manufacturing, cost reductions, and consolidations is creating opportunities for solutions based on new technologies and multi-site suppliers who possess a national presence in the market and can provide a full range of services.

•

Customer concerns over product liability, counterfeiting, and piracy is driving an increasing need for the number and size of labels and creating opportunities for technologically-advanced label products.

•

Rapid product innovation is expected to increase the demand for labels long-term.

•

Deteriorating consumer demand due to current economic conditions is leading to declines in demand for label products in the short-term.

•

Demand for products from our Mexico operations is increasing, as it is easier for our customers in Mexico to do business with companies within the country.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments.  Segment information for 2008 has been revised from previously reported information to reflect the current presentation.

	2009	% Chg	2008
Revenue
Commercial	$97.5	-17%	$117.4
Healthcare	62.9	-8%	68.2
Industrial	14.2	-34%	21.6
Consolidated Revenue	$174.6	-16%	$207.2

		% Rev		% Rev
Gross Margin
Commercial	$27.7	28.4%	$32.5	27.7%
Healthcare	22.8	36.2%	25.9	38.0%
Industrial	3.8	26.8%	6.1	28.2%
Total Segments (1)	$54.3	31.1%	$64.5	31.1%

Operating Income (Loss)
Commercial	$1.4	1.4%	$2.3	2.0%
Healthcare	6.5	10.3%	7.4	10.9%
Industrial	(0.9)	-6.3%	0.3	1.4%
Total Segments (1)	$7.0	4.0%	$10.0	4.8%

(1) Segment gross margin excludes a LIFO adjustment of ($0.1) and $0.3 in 2009 and 2008 that is included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 10-Segment Reporting of the Notes to Financial Statements.

Commercial

Commercial segment revenue declined $19.9 million or 17% in the first quarter of 2009 compared to 2008, primarily the result of unit declines of 18% offset by an increase in pricing of approximately 1%.  Overall, we estimate that economic conditions resulted in approximately 50% of the decline in revenue.

Revenue declined across all of our customer groups within this segment.  However, declines were most prominent with our financial services customers, which accounted for 54% of the overall revenue decline.  Approximately 40% of this decline resulted from bank consolidations, reduced demand, and pricing concessions due to weak economic conditions.  Financial customers aggressively sought price reductions and also in-sourced products as a means for eliminating costs.

We also experienced revenue declines with our transportation, services, and government customers.  Declines with our transportation customers primarily resulted from customer divestitures as some customers discontinued business activities and consolidated operations to reduce costs.  Revenues with our service customers declined primarily as a result of the loss of one customer due to pricing.  Declines with our government customers primarily related to a decline in demand for new car decals due to the weak economic conditions.

Cost of sales declined $15.1 million, or 18%.  Approximately 15% of the decline resulted from decreased units.  Additionally, production costs, primarily consisting of compensation, freight, and warehousing costs, were reduced by 5% as part of our workforce reductions and other cost reduction initiatives taken in 2008.  These decreases were offset by increased paper costs of approximately 2%.  Gross margin declined $4.8 million; however, the lower production costs allowed us to maintain a gross margin percentage relatively consistent with 2008.

Operating income was $1.4 million, compared to $2.3 million in 2008.  The decline of $0.9 million is a result of reduced gross margin of $4.8 million offset by SG&A savings of approximately $3.9 million.  The SG&A savings were realized primarily in compensation costs as part of our workforce reduction and other cost reduction initiatives completed in late 2008 and early 2009.

Healthcare

Revenue in our Healthcare segment declined 8% or $5.3 million in the first quarter of 2009 compared to 2008.  Units accounted for a 9% decline.  We experienced large declines in our traditional print products such as clinical documents and checks which were offset in part by increases in our marketing materials, billing statements, and subcontracted products.  The unit decline was offset slightly by a net increase in pricing of approximately 1%.  The net increase in pricing consisted of price increases for the pass-through of paper costs offset by price decreases resulting from concessions due to the economic conditions.  We estimate that approximately 50% of the total revenue decline was attributable to the economic conditions as our customers focused on cost containment and sought pricing concessions, reduced order levels, or delayed re-orders.  The proliferation of technology continued to negatively affect revenue and accounted for the majority of the remaining revenue decline as customers were able to utilize their own technology to produce or eliminate the need for some of the products we provide.

Cost of sales declined $2.2 million or 5% as compared to the first quarter of 2008.  Unit declines and lower production expenses realized from our cost reduction initiatives reduced costs by 7% and 2%, respectively.  These declines were offset by increased paper costs of approximately 3%.   The gross margin percentage fell from 38.0% in the first quarter of 2008 to 36.2% in 2009, primarily reflecting the decline in units.  Additionally, although we continued to pass through our paper cost increases, these increases were offset by increased pricing concessions.

Operating income was down $0.9 million for the first quarter of 2009 compared to 2008, reflecting the lower gross margin of $3.1 million, offset primarily by reduced selling and administrative expenses of approximately $2.2 that resulted from cost reduction actions taken in 2008 and 2009.

Industrial

Industrial segment revenue declined $7.4 million or 34% in the first quarter of 2009 compared to 2008.  Units accounted for a decline of approximately 40%, which was offset by an increase in pricing of approximately 6%.  This segment has been particularly affected by the downturn in the economy.  Primary customers are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  As a result, almost half of the revenue decline was in our label and manual products.  The remaining decline was in our traditional print and document management products.  Despite the decline in units, the customer base has increased during the quarter which is expected to result in a positive revenue trend long-term once consumer spending levels return to more normal levels and the housing market stabilizes.   Pricing increased at a higher rate in this segment during the quarter reflecting an improvement in the pass-through of the increases in our material costs, which include label stock and paper. Although we experienced similar percentage increases in both, label stock is a more expensive material and represents a higher percentage of cost than our paper costs for this segment.

Costs of sales declined $5.1 million or 33% compared to 2008.  Lower unit sales reduced costs approximately 33%.  Additionally, material costs increased by approximately 3%; however, this was offset by the cost savings realized as a result of our cost reduction initiatives taken in 2008.  The gross margin percentage declined from 28.2% to 26.8%, primarily reflecting the unit declines which were more heavily weighted in higher margin products.

Operating income was down $1.2 million from an operating profit of $0.3 million in the first quarter of 2008 to an operating loss of $0.9 million in 2009.  The decrease in gross margin contributed to $2.3 million of the decline which was offset by decreased SG&A expenses of approximately $1.1 million, primarily related to reduced selling and administrative expenses as a result of our cost reduction actions taken in 2008 and 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on cash flow, capital structure, and our significant contractual obligations.

This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  In particular, we will segregate and highlight cash flows related to restructuring and contributions to our qualified pension plan, both of which are carefully monitored by management and have a significant and variable impact on cash flow.  In addition, because our outstanding debt is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivable balances and letters of credit), we take the measure of cash flow performance prior to debt borrowing or repayment.  In effect, we evaluate cash flow as the change in net debt (total debt less cash and cash equivalents).

The major elements of the Statements of Cash Flows are summarized below:

	13 Weeks Ended
	March 29,	March 30,
CASH INFLOW (OUTFLOW)	2009	2008

Net (loss) income plus non-cash items	$11.8	$18.4
Working capital	2.6	8.7
Restructuring payments	(1.8)	(0.3)
Contributions to qualified pension plan	(6.0)	(5.0)
Other (1)	(4.0)	(2.3)
Net cash provided by operating activities	2.6	19.5

Capital expenditures	(3.4)	(3.2)
Net cash used in investing activities	(3.4)	(3.2)

Net change in borrowings under credit facility	7.5	(7.0)
Dividends paid	(6.6)	(6.6)
Net cash provided by (used in) financing activities	0.9	(13.6)
Net change in cash	$0.1	$2.7

Memo:
Add back debt paid (borrowed)	(7.5)	7.0
Cash flow before change in debt	$(7.4)	$9.7

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $16.9 million lower in the first quarter of 2009 compared with the same period of 2008.  This decrease was primarily driven by reduced operating profit and higher working capital requirements.

Restructuring payments were also higher for the first quarter 2009 compared to 2008 as we progressed with the plans initiated in late 2008.

We also contributed $6.0 million to our qualified defined benefit pension plan in the first three months of 2009 compared to $5.0 million in 2008.  Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement have not been released, therefore our required mandatory pension funding requirement for 2009 is not known at this time.  Based upon preliminary estimates, we expect to contribute approximately $25 million for 2009, which is expected to be well above the required funding.

Additionally, we experienced higher payouts under our unfunded pension plans due to a large number of retirements that occurred during the first quarter of 2009.  We expect to continue to see higher payouts as compared to previous periods as more employees who have elected to retire will be receiving lump sum payments in future months.  Although, we expect these amounts to be lower than those reported in the first quarter of 2009.

Investing Activities

Capital expenditures totaled $3.4 million thus far in 2009 and are expected to be in the range of $10 to $13 million for the year.  In 2009, we expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

Financing Activities

As a result of decreases in available cash primarily due to lower operating profit, higher working capital requirements, and higher pension contributions and distributions, we increased borrowings under our revolving credit facility by $7.5 million in the first quarter of 2009.

Dividend payments to shareholders were consistent in both periods.  However, dividends in future quarters are expected to be substantially lower as our Board of Directors in February of this year elected to reduce the quarterly dividend from $0.23 to $0.05 per share for the second quarter.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

Capital Structure

	March 29,	December 28,
	2009	2008	Change
Total Debt	$41.6	$34.0	$7.6
Less Cash and Short-term Investments	(0.4)	(0.3)	(0.1)
Net Debt	41.2	33.7	7.5

Equity	48.8	35.0	13.8
Total	$90.0	$68.7	$21.3
Net Debt:Total Capital	46%	49%

Our net debt increased $7.5 million in the first quarter of 2009, reflecting the $7.6 million increase in borrowings and a $0.1 million increase in cash reserves.  Net debt represented 46% of total capital at quarter end, compared to 49% at the beginning of the year.  At quarter end, we had $28 million available under our revolving credit facility, compared to $49.8 million at the beginning of the year.  Our available credit declined in large part due to the decrease in our accounts receivable balances, as our level of borrowing is subject to limitations based upon these balances.

We believe that the combination of our internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.  We believe our credit agreements reside with sound financial institutions, and we have not experienced and do not anticipate any restrictions on our ability to utilize the facility per our agreement.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2008 outside the normal course of business.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of March 29, 2009.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the first quarter of fiscal 2009, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A - RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 28, 2008 in response to Item 1A to Part I of Form 10-K.

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

April 30, 2009

THE STANDARD REGISTER COMPANY

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)