Form 10-Q
period 2009-06-28
STANDARD REGISTER CO
filed 2009-07-29
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [X]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2009
Common stock, $1.00 par value	24,116,790 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended June 28, 2009

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 26-Week Periods Ended June 28, 2009 and June 29, 2008	3

b)	Consolidated Balance Sheets
	as of June 28, 2009 and December 28, 2008	4

c)	Consolidated Statements of Cash Flows
	for the 26-Week Periods Ended June 28, 2009 and June 29, 2008	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		27

Item 4. Controls and Procedures		28

Part II – Other Information

Item 1. Legal Proceedings		29

Item 1A. Risk Factors		29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		29

Item 3. Defaults upon Senior Securities		29

Item 4. Submission of Matters to a Vote of Security Holders		29

Item 5. Other Information		29

Item 6. Exhibits		30

Signatures		30

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
REVENUE	$ 171,015	$ 198,827	$ 345,635	$ 406,012
COST OF SALES	116,833	135,180	237,218	277,580
GROSS MARGIN	54,182	63,647	108,417	128,432
OPERATING EXPENSES
Selling, general, and administrative	48,270	61,490	100,057	121,051
Pension curtailments and settlements	-	(746)	19,747	(746)
Asset impairments	850	-	850	164
Restructuring charges	(394)	(4)	207	5
Total operating expenses	48,726	60,740	120,861	120,474
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,456	2,907	(12,444)	7,958
OTHER INCOME (EXPENSE)
Interest expense	(333)	(523)	(636)	(1,284)
Other income	209	47	257	129
Total other expense	(124)	(476)	(379)	(1,155)
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	5,332	2,431	(12,823)	6,803
INCOME TAX EXPENSE (BENEFIT)	2,158	1,041	(5,021)	2,919
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,174	1,390	(7,802)	3,884
DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of taxes	-	2	-	4
NET INCOME (LOSS)	$ 3,174	$ 1,392	$ (7,802)	$ 3,888
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.11	$ 0.05	$ (0.27)	$ 0.14
Gain on sale of discontinued operations	-	-	-	-
Net income (loss) per share	$ 0.11	$ 0.05	$ (0.27)	$ 0.14
Dividends declared per share	$ 0.05	$ 0.23	$ 0.28	$ 0.46
NET INCOME (LOSS)	$ 3,174	$ 1,392	$ (7,802)	$ 3,888
Net actuarial loss reclassification, net of ($1,457), ($2,133),
($8,111), and ($4,266) deferred income tax benefit	2,213	3,239	12,314	6,477
Net prior service credit reclassification, net of $398, $610,
$795, and $923 deferred income tax expense	(604)	(926)	(1,208)	(1,401)
Net actuarial gains (losses), net of $1,578, ($9,823) and $1,578 deferred
income tax benefit (expense)	-	(2,397)	14,915	(2,397)
COMPREHENSIVE INCOME	$ 4,783	$ 1,308	$ 18,219	$ 6,567

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 28,	December 28,
A S S E T S	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$ 240	$ 282
Accounts and notes receivable, less allowance for doubtful
accounts of $1,889 and $1,907	100,981	112,810
Inventories	34,938	38,718
Deferred income taxes	12,633	12,633
Prepaid expense	10,475	9,427
Total current assets	159,267	173,870

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,286	63,942
Machinery and equipment	194,064	199,407
Office equipment	163,107	161,310
Construction in progress	5,519	2,794
Total	428,984	429,461
Less accumulated depreciation	334,359	327,802
Plant and equipment, net	94,625	101,659
Net assets held for sale	412	412
Total plant and equipment, net	95,037	102,071

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	291	1,195
Software development costs, net	2,270	2,619
Deferred tax asset	102,006	114,121
Other	13,974	12,944
Total other assets	125,098	137,436

Total assets	$ 379,402	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 28,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

CURRENT LIABILITIES
Current portion of long-term debt	$ 33,480	$ 159
Accounts payable	28,798	29,395
Accrued compensation	15,297	17,862
Deferred revenue	4,021	4,564
Other current liabilities	24,194	35,475
Total current liabilities	105,790	87,455

LONG-TERM LIABILITIES
Long-term debt	-	33,840
Pension benefit obligation	200,098	235,457
Retiree health care obligation	7,652	8,063
Deferred compensation	7,272	8,362
Other long-term liabilities	5,798	5,231
Total long-term liabilities	220,820	290,953

COMMITMENTS AND CONTINGENCIES - see Note 12

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,107,521 and 26,044,229 shares	26,107	26,044
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,258	61,304
Accumulated other comprehensive losses	(144,423)	(170,519)
Retained earnings	154,258	163,510
Treasury stock at cost:
1,990,731 and 1,982,874 shares	(50,133)	(50,095)
Total shareholders' equity	52,792	34,969

Total liabilities and shareholders' equity	$ 379,402	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	June 28,	June 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (7,802)	$ 3,888
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	12,420	13,402
Restructuring charges	207	-
Asset impairments	850	164
Pension and postretirement benefit expense	26,464	11,713
Share-based compensation	874	732
Deferred tax expense (benefit)	(5,021)	2,921
Other	(591)	757
Changes in operating assets and liabilities:
Accounts and notes receivable	11,771	21,590
Inventories	3,780	4,791
Restructuring spending	(2,864)	(395)
Accounts payable and accrued expenses	(5,010)	(5,336)
Pension and postretirement benefit obligations	(19,139)	(13,047)
Deferred compensation payments	(1,529)	(826)
Other assets and liabilities	(916)	(41)
Net cash provided by operating activities	13,494	40,313
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(5,036)	(6,657)
Proceeds from sale of plant and equipment	-	22
Net cash used in investing activities	(5,036)	(6,635)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(378)	(16,988)
Principal payments on long-term debt	(159)	(21)
Proceeds from issuance of common stock	143	186
Dividends paid	(8,142)	(13,378)
Purchase of treasury stock	(38)	(60)
Net cash used in financing activities	(8,574)	(30,261)
Effect of exchange rate changes on cash	74	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42)	3,417
Cash and cash equivalents at beginning of period	282	697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 240	$ 4,114

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

NOTE 2 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

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

Effective December 29, 2008, we adopted the Financial Accounting Standards Board’s (FASB) Staff Position on EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the guidance of FSP EITF 03-6-1, unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.”  Although we do have unvested share-based awards that are considered participating securities, the adoption of FSP EITF 03-6-1 did not have a material effect on the computation of earnings per share.

As permitted, we elected to defer adoption of SFAS No. 157, “Fair Value Measurements,” until fiscal 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis.  Accordingly, we will apply the provisions of SFAS 157 to nonfinancial assets and liabilities, including goodwill, trademark intangible asset, and property and equipment that are reported at fair value as a result of impairment testing in 2009.

Effective for the quarterly period ended June 28, 2009, we adopted SFAS 165, “Subsequent Events.”  The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Effective for the quarterly period ended June 28, 2009, we adopted the FASB’s Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements.  The adoption of this standard does not have a material effect on our consolidated results of operations, financial position, or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which became available July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification will be effective for our quarterly reporting period ended September 27, 2009 and will not have a material effect on our consolidated results of operations, financial position, or cash flows.  We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The final rule requires us to provide our financial statements and schedules to the SEC and our website in interactive data format using the eXtensible Business Reporting Language (XBRL).  The rule was adopted  to improve the ability of financial statement users to access and analyze financial data.  The SEC adopted a phase-in schedule under which we will be required to submit filings using XBRL beginning with our quarterly report for the second quarter of 2011.  Compliance with this rule will have no impact upon our consolidated results of operation, financial position, or cash flows.

NOTE 3 – RESTRUCTURING CHARGES

The 2008 restructuring and other exit activities are described in Note 3 to the Consolidated Financial Statements included in our Annual Report.  Restructuring and other exit costs of $207 in the first half of 2009 primarily relate to $751 for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $544 for lower than expected involuntary termination costs.  All activities were completed as of the end of June 2009.  All costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

Our restructuring and cost reduction activities included production facility consolidations, sales reorganization, and general reductions in headcount.  Under our new operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment. Additionally, we still maintain certain other corporate functions that also are not attributable to a specific reportable segment.  As a result, none of our restructuring or exit activities are reported under any segment, and are all attributable to corporate and other shared services.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q2 2009	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,800	$ (453)	$ 3,787
Contract termination costs	1,450	35	1,214
Other associated exit costs	800	24	796
Total	$ 6,050	$ (394)	$ 5,797

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Reversed	Incurred	Balance
	2008	Accrual	in 2009	in 2009	2009
Involuntary termination costs	$ 3,206	$ 8	$ (544)	$ (2,040)	$ 630
Contract termination costs	517	319	-	(400)	436
Total	$ 3,723	$ 327	$ (544)	$ (2,440)	$ 1,066

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 28,	December 28,
	2009	2008
Finished Products	$ 31,647	$ 33,994
Jobs In Process	791	1,228
Materials and Supplies	2,500	3,496
Total	$ 34,938	$ 38,718

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data

The following table summarizes our assets measured at fair value on a nonrecurring basis:

Description	Balance at				Total loss
of Asset	June 28, 2009	Level 1	Level 2	Level 3	Incurred
Trademark	$ 150	$ -	$ -	$ 150	$ (850)

Intangible Assets - We hold a trademark valued at $1,000 related to the acquisition of Planet Print in 2002.  The trademark is associated with our consulting and print-asset optimization product line, which is part of our shared services organization. In the second quarter of 2009, we received an offer to purchase certain assets related to this product line which indicated the value of the assets should be evaluated for impairment.  Accordingly, we performed an evaluation of the recoverability of the trademark value; an annual test that was otherwise scheduled for the fourth quarter of 2009. The impairment test required us to compare the fair value of the trademark with its carrying amount.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized a discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused a deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $850, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.

With the income approach, cash flows that are anticipated over several years, plus a terminal value at the end of that period, are discounted to their present value using an estimated weighted-average cost of capital.  The most critical inputs used were the revenue and cost assumptions, the terminal value assumed, and the discount rate applied.  We determined that these inputs were unobservable Level 3 inputs; therefore, the reporting unit fair value measurement was deemed a Level 3 measurement. The following describes the significant inputs utilized in our fair value calculations and the information used to develop the inputs:

•

Revenue and cost assumptions:  We reviewed all existing customer contracts and the existing pipeline of new opportunities for the applicable product lines.  We projected future unidentified customer opportunities using existing pricing practices and sale productivity trends.  The customer data was then used to project future revenue over the next 5 years.

We reviewed historical cost and investment performance, classifying costs into fixed and variable categories and then projected the incremental costs and investments needed to match the revenue projections.

A terminal value was then applied to the cash flow stream based on the year five cash flow.  We calculated three outcomes: a most likely, a best case, and a worst case.  In addition, we calculated a fourth outcome that considered market data included in the purchase offer to determine the terminal value.  All outcomes were weighted to arrive at an overall projected cash flow, with the most probability assigned to the fourth outcome.

•

Discount rate:  We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor / lender expectations.

Other fair value disclosures - We have financial assets and liabilities that are not recorded at fair value but which require disclosure of their fair value.  The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments and is not material.  We believe the carrying amount of our long-term debt approximates fair value as the interest rates are generally variable based on market interest rates and reflect current market rates available to us.

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 28,	December 28,
	2009	2008
Non-income taxes	$ 5,283	$ 5,541
Dividends payable	-	6,696
Current portion of pension and postretirement obligations	4,416	4,482
Restructuring and other exit costs	1,066	3,723
Other current liabilities	13,429	15,033
Total	$ 24,194	$ 35,475

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
(Shares in thousands)	2009	2008	2009	2008
Weighted average shares outstanding - basic	28,833	28,754	28,816	28,745
Effect of potentially dilutive securities	1	19	-	14
Weighted average shares outstanding - diluted	28,834	28,773	28,816	28,759

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Due to the loss from continuing operations for the 26-week period ending June 28, 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.  No outstanding options were included in the computation of diluted EPS for the 13-week periods ended June 29, 2008 and June 28, 2009 and the 26-week period ended June 29, 2008 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 8 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Nonvested stock awards, service based	$ 103	$ 97	$ 233	$ 146
Nonvested stock awards, performance based	10	204	10	272
Stock options	305	210	640	314
Total share-based compensation expense	418	511	883	732
Income tax benefit	166	203	351	290
Net expense	$ 252	$ 308	$ 532	$ 442

Expense for nonvested performance based stock awards represents dividends paid on awards that are not expected to vest.

Stock Options

The weighted-average fair value of stock options granted in 2009 was estimated at $1.91 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over the vesting period, generally 4 years.  The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

2009

Risk-free interest rate	1.6%
Dividend yield	4.8%
Expected term	4 years
Expected volatility	66.5%

A summary of our stock option activity and related information for 2009 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at December 28, 2008	1,763,771	$ 16.07
Granted	905,900	4.99
Exercised	-	-
Forfeited/Canceled	(342,501)	17.66
Outstanding at June 28, 2009	2,327,170	$ 11.52
Exercisable at June 28, 2009	1,146,562	$ 16.51

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2009 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2009 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value
Nonvested at December 28, 2008	104,822	$ 11.33
Granted	75,670	5.22
Vested	(33,837)	12.19
Forfeited/Canceled	(800)	11.79
Nonvested at June 28, 2009	145,855	$ 7.96

NOTE 9 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Service cost of benefits earned	$ 31	$ 1,667	$ 63	$ 3,334
Interest cost on projected benefit obligation	6,522	7,006	13,000	14,012
Expected return on plan assets	(6,266)	(7,321)	(13,037)	(14,642)
Amortization of prior service costs	148	95	296	190
Amortization of net actuarial loss from prior periods	3,546	5,209	8,203	10,419
Curtailment gain	-	(746)	-	(746)
Settlement loss	-	-	19,747	-
Total	$ 3,981	$ 5,910	$ 28,272	$ 12,567

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

Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement have not been released, therefore our required mandatory pension funding requirement for 2009 is not known at this time. Based upon preliminary estimates, we expect to contribute approximately $25 million for 2009, of which $14,500 of contributions were made in the first half of 2009.

NOTE 10 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Interest cost	121	295	242	590
Amortization of prior service cost	(1,150)	(884)	(2,299)	(1,768)
Amortization of net actuarial loss from prior periods	124	162	247	324
Total	$ (905)	$ (427)	$ (1,810)	$ (854)

The funding policy is to pay claims as they occur.  As of June 28, 2009, we paid $653 to cover claims under our postretirement medical plan and currently expect to pay an additional $700 to cover benefit claims during the remainder of 2009.

NOTE 11 – SEGMENT REPORTING

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

Industrial

The Industrial segment’s primary customers include manufacturing companies that produce industrial and commercial machinery, transportation equipment, HVAC, electrical distribution products, and appliance and medical equipment.  This segment provides design, sourcing, and inventory management for decorative and functional printed production parts. Printed production parts include all of the labels and technical literature associated with a manufactured product.  In addition to these products, a wide array of traditional print products and document management services is also provided.

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

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable Business Unit’s cost of sales.  Our Business Units incur a portion of selling, general and administrative expense directly.  In the second quarter of 2009, we revised our methods of allocating certain SG&A expenses.  Each Business Unit also receives an allocation of SG&A expense as follows:

•

Each Business Unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other Business Unit’s based on the percentage of revenue generated for the other Business Unit.  Expense associated with our client satisfaction function previously was allocated to Business Units in proportion to their share of consolidated revenue.  We now use an activity-based method of allocating this expense.

•

Finance, technology, and other corporate general and administrative expenses previously were allocated based on the Business Unit’s budgeted revenue as a percentage of budgeted consolidated revenue.  Expense is now allocated based on the Business Unit’s actual revenue as a percentage of actual consolidated revenue.

•

General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

We also revised previously reported segment results for a reclassification of a few customers between markets.  The following table presents our segment results for the 13-week periods ended March 29, 2009 and March 30, 2008 as originally reported.

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 97,536	$ 62,886	$ 14,198	$ 174,620
	2008	117,368	68,247	21,570	207,185
Operating income	2009	$ 1,385	$ 6,489	$ (917)	$ 6,957
	2008	2,248	7,403	305	9,956

The following table presents our segment results for the 13-week periods ended March 29, 2009 and March 30, 2008 as revised.

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 92,386	$ 68,415	$ 13,819	$ 174,620
	2008	112,346	73,445	21,394	207,185
Operating income	2009	$ 2,355	$ 5,489	$ (887)	$ 6,957
	2008	3,063	6,789	104	9,956

The profitability measure we use to assess segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.

Information about our operations by segment for the 13-week periods ended June 28, 2009 and June 29, 2008 is as follows:

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 88,665	$ 66,165	$ 16,185	$ 171,015
	2008	107,555	69,995	21,277	198,827
Operating income	2009	$ 1,478	$ 7,078	$ 314	$ 8,870
	2008	2,274	4,024	618	6,916

Information about our operations by segment for the 26-week periods ended June 28, 2009 and June 29, 2008 is as follows:

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 181,051	$ 134,580	$ 30,004	$ 345,635
	2008	219,901	143,440	42,671	406,012
Operating income	2009	$ 3,833	$ 12,567	$ (573)	$ 15,827
	2008	5,337	10,813	722	16,872

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Segment operating income	$ 8,870	$ 6,916	$ 15,827	$ 16,872
Restructuring and asset impairment	(456)	4	(1,057)	(169)
Amortization of prior period pension losses	(3,546)	(5,209)	(8,203)	(10,419)
Pension curtailment and settlement	-	746	(19,747)	746
Other unallocated pension	(256)	315	37	630
Other unallocated	19	237	12	137
LIFO	825	(102)	687	161
Total other expense, primarily interest	(124)	(476)	(379)	(1,155)
Income from continuing operations before income taxes	$ 5,332	$ 2,431	$ (12,823)	$ 6,803

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

In addition, we have undiscounted reserves totaling $634 for environmental remediation at one previously owned facility and one currently owned facility.  Our remediation costs for one of these facilities are partially covered by our insurance provider, and we have recorded a receivable of $192 for the portion of the costs we expect to recover.

In 1994, the Company was notified that it was a PRP for conditions at the Valleycrest Landfill site in Dayton, Ohio and in 1995, entered into a Site Participation Agreement with other PRPs.  In 2003, one of the other PRPs stepped into the Company’s position under the Site Participation Agreement and in return for payment, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.

We were recently notified that in connection with that PRP’s recent bankruptcy filing, it does not plan to continue contributions to the site, including that portion of its contributions related to its contractual obligation to indemnify the Company for future liability.  However, at this time we do not have sufficient information to determine the amount or the range of potential loss related to our share of the total remediation costs.  We will record a liability for expenses associated with this environmental remediation obligation when such amount can be reasonably estimated.

NOTE 13 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through July 29, 2009, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

•

Executive Summary—An overall discussion of changes in our business and key financial results for the second quarter and first half of 2009.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the second quarter and first half of 2009 and 2008.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefits, fair value measurements, deferred taxes, inventories, contingent liabilities, revenue recognition, and share-based compensation.  For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  There were no significant changes in these critical accounting policies and estimates during 2009.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The fair value hierarchy for valuation inputs gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data

Goodwill - During the second quarter of 2009, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using the two-step approach required by generally accepted accounting principles.  For purposes of this test, the reporting unit evaluated was our POD Services business, which was one level below our Commercial, Healthcare, and Industrial operating segments.

The first step of the test required us to compare the fair value of the reporting unit to the carrying value of the assets assigned to that reporting unit, including goodwill.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact, so this method was not utilized. We followed an income approach utilizing a discounted future cash flow analyses and a market-based approach based on a multiple of EBITDA. Our determination of the fair value of goodwill was based on the discounted future cash flow analysis since that resulted in the highest fair value.  As a result, we determined that the fair value of the reporting unit was greater than its carrying value; therefore, goodwill was not impaired.

With the income approach, cash flows that are anticipated over several years, plus a terminal value at the end of that period, are discounted to their present value using an estimated weighted-average cost of capital.  The most critical inputs used were the revenue and cost assumptions, the terminal value assumed, and the discount rate applied.  We determined that these inputs were unobservable Level 3 inputs; therefore, the reporting unit fair value measurement was deemed a Level 3 measurement.  The following describes the information used to develop the inputs used in our fair value calculations:

•

Revenue and cost assumptions:  Using historical trending and internal forecasting techniques, we projected revenue for the remainder of 2009 through 2013.  We then applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flow through 2013.   A terminal value was then applied to the projected cash flow stream based on the year five cash flow.

We calculated three outcomes: a most likely, a best case, and a worst case based on future cash flow projections.  All outcomes were weighted to arrive at an overall projected cash flow.

•

Discount rate determination: We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor / lender expectations.

In addition to calculating a range of possible outcomes, we also performed a sensitivity analysis designed to understand the relative impact of the major assumptions used in our calculations.  If our estimate of expected future cash flows had been 10% lower, or there was a 10% variation in either the terminal value or the discount rate, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Intangible Assets - We hold a trademark valued at $1.0 million related to the acquisition of Planet Print in 2002.  The trademark is associated with our consulting and print-asset optimization product line, which is part of our shared services organization.  In the second quarter of 2009, we received an offer to purchase certain assets related to this product line which indicated the value of the assets should be evaluated for impairment.  Accordingly, we performed an evaluation of the recoverability of the trademark value; an annual test that was otherwise scheduled for the fourth quarter of 2009. The impairment test required us to compare the fair value of the trademark with its carrying amount.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized a discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused a deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $0.9 million, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.

With the income approach, cash flows that are anticipated over several years, plus a terminal value at the end of that period, are discounted to their present value using an estimated weighted-average cost of capital.  The most critical inputs used were the revenue and cost assumptions, the terminal value assumed, and the discount rate applied.  We determined that these inputs were unobservable Level 3 inputs; therefore, the reporting unit fair value measurement was deemed a Level 3 measurement.  The following describes the significant inputs utilized in our fair value calculations and the information used to develop the inputs:

•

Revenue and cost assumptions:  We reviewed all existing customer contracts and the existing pipeline of new opportunities for the applicable product lines.  We projected future unidentified customer opportunities using existing pricing practices and sale productivity trends.  The customer data was then used to project future revenue over the next 5 years.

We reviewed historical cost and investment performance, classifying costs into fixed and variable categories and then projected the incremental costs and investments needed to match the revenue projections.

A terminal value was then applied to the projected cash flow stream based on the year five cash flow.  We calculated three outcomes: a most likely, a best case, and a worst case.  In addition, we calculated a fourth outcome that considered market data included in the purchase offer to determine the terminal value.  All outcomes were weighted to arrive at an overall projected cash flow, with the most probability assigned to the fourth outcome.

•

Discount rate:  We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor / lender expectations.

In addition to calculating a range of possible outcomes, we also performed a sensitivity analysis designed to understand the relative impact of the major assumptions used in our calculations.   If our estimate of expected future cash flows had been 10% lower, or there was a 10% variation in either the terminal value or the discount rate, the change in assumptions would have only a minor effect on the impairment amount.

Software Development Costs –We also performed an evaluation of the recoverability of the software development costs associated with the print-asset optimization software.  We evaluated the held for sale criteria and determined the asset should be classified as held and used; therefore, the impairment test was performed on this basis.  Since the carrying value of the asset did not exceed the value of the undiscounted expected future cash flows to be generated by the asset, no further impairment charges were recorded.

The most critical estimates used in determining the expected cash flows were the assumption of future revenue to be generated by sales of the software and the terminal value.  If our estimate of expected future cash flows had been 10% lower, or if either of these two assumptions changed by 10%, the expected future cash flows would still have exceeded the carrying value of the assets.

The use of different estimates and assumptions could materially affect the determination of fair value used in any of our impairment tests.  If we change our estimates and assumptions in the future based on changes in our overall business, underperformance against projected future operating results, or significant negative economic trends, such changes may result in an impairment charge.

EXECUTIVE SUMMARY

Throughout the fourth quarter of 2008 and the first half of 2009, we have been transforming our organizational structure to align around our new vertical market strategy.  We have aligned management roles and resources to create an intense focus on customer needs within our three primary markets: Commercial, Healthcare, and Industrial.  We have also been aligning our manufacturing, supply chain, client satisfaction, information technology, human resource, legal, and finance functions into a shared-services model in order to provide better support and service to our customers and create cost efficiencies.  Substantially all of these actions were completed by the end of the second quarter of 2009.

Our business continued to be negatively impacted by the downturn in the economy throughout the first half of 2009, which resulted in lower sales volume with our existing base of customers and pressures on pricing.  As expected, the continued adoption of digital and non-print related technologies by our customers has also negatively impacted sales volume. However, the rate of decline in the second quarter was lower than in the first quarter.  We attribute this improvement to a more focused sales strategy which has enabled us to expand our customer base and increase sales on some growth-targeted products and a slight improvement in economic conditions within the manufacturing industry.  Additionally, despite the decline in revenue, our relentless pursuit of cost reduction and focus on creating operating efficiencies has allowed us to maintain stable margins during this time.

The following summarizes some of the key financial results for the first half of 2009:

•

During 2009, a large number of employees elected to retire and receive lump sum payments from their pension plans.  As a result, we recorded non-cash pension settlement charges in the amount of $19.7 million.  These charges are discussed in more detail under “Pension curtailments and settlements” within the Results of Operations discussion.

•

For the second quarter, net income was $3.2 million compared to $1.4 million in 2008.  Combined with the net loss of $11.0 million in the first quarter 2009, the year-to-date net loss was $7.8 million, or ($0.27) per share compared to net income of $3.9 million, or $0.14 per share in the first half of 2008.  On a per share basis, the pension settlement represented a loss of ($0.41) per share.

•

Cash flow on a net debt basis was $0.4 million compared to $20.4 million in the first half of 2008.  However, cash flow in the second quarter improved to a positive $7.8 million, up from a negative $7.4 million in the first quarter.

•

Net debt in the first half of 2009 decreased by $0.5 million from year-end 2008.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.   This discussion focuses on year-to-date results, with discussion of material items specific to the quarter as needed.

	13 Weeks Ended			26 Weeks Ended
	June 28,	June 29,		June 28,	June 29,
	2009	2008	% Change	2009	2008	% Change
Revenue	$ 171.0	$ 198.8	-14%	$ 345.6	$ 406.0	-15%
Cost of sales	116.8	135.2	-14%	237.2	277.6	-15%
Gross margin	54.2	63.6	-15%	108.4	128.4	-16%
Gross margin % of sales	31.7%	32.0%		31.4%	31.6%

SG&A expense	48.2	61.5	-22%	100.0	121.0	-17%
Pension curtailments and settlements	-	(0.7)		19.7	(0.7)
Restructuring and asset impairment	0.5	-		1.1	0.2
Other expense, net	0.1	0.4		0.4	1.1
Income (loss) from continuing operations
before taxes	5.4	2.4		(12.8)	6.8
Income tax expense (benefit)	2.2	1.0		(5.0)	2.9
% rate	40.5%	42.8%		39.2%	42.9%
Income (loss) from continuing operations	$ 3.2	$ 1.4		$ (7.8)	$ 3.9

Revenue

On a year-to-date basis, revenue for 2009 was down $60.4 million or 15% compared to 2008.  We estimate that approximately 45% of the overall revenue decline is a result of the downturn in the economy that began in 2008 and has continued through 2009.  Declining consumer demand has negatively impacted our existing base of customers which has led to a decrease in order levels for many of our products.  Additionally, we estimate that close to 15% of our overall revenue decline resulted from the continued advancement of digital technologies.  These external factors have contributed to declines in both units and pricing.

The following table details the estimated changes in revenue due to units and price for both the second quarter and the first half of 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-15%	-16%
Price	1%	1%
	-14%	-15%

The unit decline in the second quarter was lower than in the first quarter of 2009 as a result of expansions in our customer base, increased sales in some of our growth-targeted products, and slightly improving economic conditions within the manufacturing industry.  Pricing on the supply side has stabilized during 2009; however, price pressures from our customers continued to intensify as they focused on cost reductions.   Therefore, the increase in pricing related to the pass-through of our material costs was almost completely offset by pricing concessions.

Cost of Sales/Gross Margin

Cost of sales decreased $40.4 million or 15% during the first half of 2009.  Unit declines reduced costs by approximately 14%. Our workforce reduction and the successful execution of cost reduction initiatives implemented in 2007 and 2008 reduced overall costs by an additional 3%.  The major categories of cost reductions included compensation and supply chain costs. Material prices and changes in product mix increased costs slightly by approximately 2%.

As a result, despite a decline in units, the gross margin percentages for the quarter and the half were consistent with 2008.

Selling, General and Administrative Expenses

As shown in the table below, overall SG&A expense decreased by $21.0 million or 17% on a year-to-date basis in 2009 as compared with 2008.  SG&A expense declined $13.3 million or 22% in the second quarter of 2009 compared with 2008.

On a year-to-date basis, selling and sales support decreased $9.8 million and general and administrative expenses decreased $4.6 million.  Expenses declined in salaries, commissions and bonuses, related fringe benefits, travel costs, and outsourced service costs primarily as a result of our workforce reduction and other cost reduction initiatives taken late in 2008 and early 2009.  Additionally, general and administrative expenses were also lower due to a decrease in healthcare costs which were offset slightly by an increase in the amount of Company match in the 401(k) plan related to the qualified pension plan modifications in 2008.  Selling and sales support expense also benefited in the second quarter of 2009 from lower incentive compensation.

On a year-to-date basis, pension amortization decreased $2.2 million resulting from our 2008 plan modifications that lowered the amount of our unamortized actuarial losses to be recognized in 2009 and future years.  Additionally, other pension and postretirement expenses declined $3.5 million primarily due to a reduction in pension interest and service costs resulting from freezing the benefits of our qualified and nonqualified pension plans in 2008.

	13 Weeks Ended		26 Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Selling and sales support	26.1	31.9	53.0	62.8
Research and development	1.2	1.4	2.4	2.6
General and administrative expenses	17.7	19.4	33.5	38.1
Depreciation	2.2	2.6	4.4	5.1
Amortization of pension net actuarial losses	3.5	5.2	8.2	10.4
Other pension and postretirement expenses	(2.5)	1.0	(1.5)	2.0
Total selling, general and administrative expense	$ 48.2	$ 61.5	$ 100.0	$ 121.0

Pension curtailments and settlements

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

Additional lump-sum payments of approximately $1.4 million are scheduled to be paid in the third quarter of 2009 in our nonqualified and supplemental executive retirement plans, which will require us to record additional settlement charges in that period.  However, since the charge is proportional to the amount of the obligation settled, we do not expect the amount to be material.

In 2008, the Company modified its qualified and nonqualified defined benefit pension plans for employees still accruing benefits under the plans.  Effective June 30, 2008, these participants ceased accruing pension benefits and the final pension benefit amount will be based on pay and service through June 29, 2008.  As a result, we recorded a curtailment gain of $0.7 million in the second quarter of 2008.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions in 2008 as part of ongoing efforts to improve efficiencies, reduce cost, and maintain a strong financial condition.  Restructuring and other exit costs of $0.2 million for the first half of 2009 primarily relate to $0.7 for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $0.5 for lower than expected involuntary termination costs.

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

2008

During 2008, we initiated a plan to close several print centers and integrate certain other print centers into our distribution warehouses to improve efficiency and reduce cost.  The last of these actions was completed during the first quarter of 2009. We expected to realize approximately $3.0 million in savings from these actions.  Based upon the reduction in costs realized during the first half of 2009, we expect to realize substantially all of our projected savings.

Also during 2008, we began implementing a plan to redesign our client support infrastructure to more of a centralized model.  We have been transitioning customer transactional and administrative functions from our field sales offices to one of three client support centers.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings.  As of the end of the quarter, we had transitioned all of our field sales offices; however, we still have some customer accounts that have not been completely transitioned.  We expect to complete the transition on these accounts by the end of September 2009.  We originally expected these actions to generate approximately $5.6 million annually in compensation and related cost savings to be reflected in selling, general, and administrative expenses.  We now expect the annual savings rate to be approximately $4.6 million after re-investing a portion of the savings into our client satisfaction operations.  As a result of the extended implementation time, we expect to realize the full effect of these savings by the end of 2009.  We expected to have involuntary termination costs of $1.5 million; however, as a result of the changes to the plan, we reversed approximately $0.4 million of these costs in the second quarter of 2009.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q2 2009	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3.8	$ (0.4)	$ 3.8
Contract termination costs	1.5	-	1.2
Other associated exit costs	0.8	-	0.8
Total	$ 6.1	$ (0.4)	$ 5.8

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Reversed	Incurred	Balance
	2008	Accrual	in 2009	in 2009	2009
Involuntary termination costs	$ 3.2	$ -	$ (0.5)	$ (2.0)	$ 0.7
Contract termination costs	0.5	0.3	-	(0.4)	0.4
Total	$ 3.7	$ 0.3	$ (0.5)	$ (2.4)	$ 1.1

Taxes

The effective tax rate was 2.3% lower in the second quarter of 2009 as compared to 2008 primarily as a result of permanent differences related to the cash surrender value of life insurance policies.  Additionally, there were permanent differences related to share-based compensation awards that increased the effective rate, but these were offset by a decrease in the amount of our meals and entertainment temporary differences.  The effective tax rate was 3.7% lower for the first half of 2009 as compared to 2008 as a result of permanent differences related to share-based compensation awards and a decrease in the amount of our meals and entertainment temporary differences.

Segment Operating Results

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable Business Unit’s cost of sales.  Our Business Units incur a portion of selling, general and administrative expense directly.  In the second quarter of 2009, we revised our methods of allocating certain SG&A expenses. Each Business Unit also receives an allocation of SG&A expense as follows:

•

Each Business Unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other Business Unit’s based on the percentage of revenue generated for the other Business Unit.  Expense associated with our client satisfaction function previously was allocated to Business Units in proportion to their share of consolidated revenue.  We now use an activity-based method of allocating this expense.

•

Finance, technology, and other corporate general and administrative expenses previously were allocated based on the Business Unit’s budgeted revenue as a percentage of budgeted consolidated revenue.  Expense is now allocated based on the Business Unit’s actual revenue as a percentage of actual consolidated revenue.

•

General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

Segment information for the first quarter of 2009 was revised due to the changes in our allocation methods.  Additionally, we reclassified a few customers between markets to better reflect the nature of the sales.

The following table presents our segment results for the 13-week periods ended March 29, 2009 and March 30, 2008 as originally reported and as revised for these changes.

	As originally reported		As revised
	First Quarter		First Quarter
	2009	2008	2009	2008
Revenue
Commercial	$ 97.5	$ 117.4	$ 92.4	$ 112.3
Healthcare	62.9	68.2	68.4	73.4
Industrial	14.2	21.6	13.8	21.5
Consolidated Revenue	$ 174.6	$ 207.2	$ 174.6	$ 207.2

Gross Margin
Commercial	$ 27.7	$ 32.5	$ 26.6	$ 31.5
Healthcare	22.8	25.9	24.0	27.0
Industrial	3.8	6.1	3.7	6.0
Total Segments (1)	$ 54.3	$ 64.5	$ 54.3	$ 64.5

Operating Income (Loss)
Commercial	$ 1.4	$ 2.3	$ 2.3	$ 3.1
Healthcare	6.5	7.4	5.5	6.8
Industrial	(0.9)	0.3	(0.8)	0.1
Total Segments (1)	$ 7.0	$ 10.0	$ 7.0	$ 10.0

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13 week and 26 week periods ended June 28, 2009 and June 29, 2008.  Segment information for 2008 has been revised from previously reported information to reflect the current presentation.

	13 Weeks Ended				26 Weeks Ended
	June 28,		June 29,		June 28,		June 29,
	2009		2008	% Chg	2009		2008	% Chg
Revenue
Commercial	$ 88.6		$ 107.6	-18%	$ 181.0		$ 219.9	-18%
Healthcare	66.2		70.0	-5%	134.6		143.4	-6%
Industrial	16.2		21.2	-24%	30.0		42.7	-30%
Consolidated Revenue	$ 171.0		$ 198.8	-14.0%	$ 345.6		$ 406.0	-14.9%

		% Rev		% Rev		% Rev		% Rev
Gross Margin
Commercial	$ 24.7	27.9%	$ 32.3	30.0%	$ 51.3	28.3%	$ 63.8	29.0%
Healthcare	24.2	36.6%	24.8	35.4%	48.2	35.8%	51.8	36.1%
Industrial	4.5	27.8%	6.6	31.1%	8.2	27.3%	12.6	29.5%
Total Segments (1)	$ 53.4	31.2%	$ 63.7	32.0%	$ 107.7	31.2%	$ 128.2	31.6%

Operating Income (Loss)
Commercial	$ 1.5	1.7%	$ 2.3	2.1%	$ 3.8	2.1%	$ 5.4	2.5%
Healthcare	7.1	10.7%	4.0	5.7%	12.6	9.4%	10.8	7.5%
Industrial	0.3	1.9%	0.6	2.8%	(0.6)	-2.0%	0.7	1.6%
Total Segments (1)	$ 8.9	5.2%	$ 6.9	3.5%	$ 15.8	4.6%	$ 16.9	4.2%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 11-Segment Reporting of the Notes to Financial Statements.

Commercial

Commercial segment revenue declined $38.9 million or 18% in the first half of 2009 compared to 2008.  Overall, we estimate that economic conditions resulted in approximately 67% of the decline in revenue, as we saw an increase in this rate in the second quarter of 2009 due to the nature of the products sold and factors driving demand for them.  Products sold in this segment are heavily weighted toward customer spending on training, advertising, payroll services, etc.  Customer spending in these areas has steadily declined in response to the recession, high unemployment rates, and continued focus on cost reduction.

Revenue declined across all of our primary customer groups within this segment.  Declines were most prominent with our financial services customers, which accounted for 47% of the overall revenue decline.  More than half of this decline resulted from bank consolidations, reduced demand, and pricing concessions due to weak economic conditions.  Financial customers aggressively sought price reductions and also in-sourced products as a means for eliminating costs. Additionally, revenue with financial customers declined approximately 18% as a result of the continued adoption of technology.

We also experienced revenue declines with our transportation, services, and government customers.  Declines with our transportation customers primarily resulted from customer divestitures as some customers discontinued business activities and consolidated operations to reduce costs.  Revenues with our service customers declined primarily as a result of pricing pressures.  Declines with our government customers primarily related to reduced demand due to the weak economic conditions.

The following table summarizes the estimated changes in overall revenue due to units and price for both the second quarter and the first half of 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-18%	-19%
Price	0%	1%
	-18%	-18%

Units declined at a lower rate in the second quarter of 2009 as compared to year-to-date as a result of increases in our customer base and increased sales in some growth-targeted products.  Pricing increased at a lower rate in the second quarter of 2009 reflecting the increased pressure on pricing due to the weak economic conditions.

Cost of sales declined $26.4 million, or 17% during the first half of 2009 compared to 2008.  Approximately 15% of the decline resulted from decreased units.  Additionally, production costs, primarily consisting of compensation and supply chain costs, were reduced by 3% as part of our workforce reductions and other cost reduction initiatives taken in 2008.  These decreases were offset by an approximate 1% increase in paper costs.  As a result, the gross margin percentages declined on both the quarter and year-to-date basis.

On a year-to-date basis, operating income was $3.8 million, compared to $5.4 million in 2008.  The decline of $1.6 million is a result of reduced gross margin of $12.5 million offset by SG&A savings of approximately $10.9 million.  The SG&A savings were realized primarily in compensation costs as part of our workforce reduction and other cost reduction initiatives completed in late 2008 and early 2009, as well as a reduction in total SG&A expenses, which resulted in a lower allocation to the segment.

Healthcare

Revenue in our Healthcare segment declined 6% or $8.8 million in the first half of 2009 compared to 2008.  The largest revenue declines were in our traditional print products such as clinical documents and checks which were offset in part by increases in our billing statements, wristbands, and prescription pads.  We estimate that approximately 40% of the total revenue decline was attributable to the economic conditions as our customers continued to focus on cost containment and sought pricing concessions, reduced order levels, or delayed re-orders.  The proliferation of technology also continued to negatively affect revenue and accounted for approximately 28% of the overall revenue decline as customers were able to utilize technology to produce or eliminate the need for some of the products we provide.  Both of these factors contributed to unit declines and reductions in pricing.

The following table details the estimated changes in revenue due to units and price for both the second quarter and the first half of 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-7%	-8%
Price	2%	2%
	-5%	-6%

We continued to see our existing customers restrict spending and delay capital projects which negatively impacted units. However, the rate of unit declines in the second quarter was slightly lower than in the first quarter of 2009 as a result of increases in our customer base, increased sales within our existing customer base for certain growth-targeted products, and higher customer retention rates.  We attribute these positive trends to a more focused sales effort as a result of our vertical market strategy.  The increase in pricing reflects an increase in prices for the pass-through of material costs which were partially offset by pricing concessions due to weak economic conditions.

Cost of sales declined $5.2 million or 6% as compared to the first half of 2008.  Unit declines and lower production expenses realized from our cost reduction initiatives reduced costs by 5% and 3%, respectively.  These declines were offset by increased paper costs of approximately 2%.  The gross margin percentage remained relatively consistent in the first half of 2009 compared to 2008 due in large part to success in our cost containment initiatives.

Operating income was up $1.8 million for the first half of 2009 compared with 2008, reflecting the lower gross margin of $3.6 million, which was more than offset by reduced selling and administrative expenses of approximately $5.4 million.  The SG&A reductions resulted from cost reduction actions taken in 2008 and 2009 and a decrease in total SG&A expenses, which resulted in a lower allocation to the segment.  Operating profit as a percentage of revenue for the second quarter of 2009 was higher than the year over year increase as a result of improved gross margin during the quarter.

Industrial

Industrial segment revenue declined $12.7 million or 30% in the first half of 2009 compared to 2008.  Overall, this segment continues to be negatively affected by the downturn in the economy.  Primary customers are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  As a result, half of the revenue decline was in our label and manual products.  The remaining decline was primarily in our traditional print and document management products.  However, despite the weak economic conditions, we have increased our customer base during the first half of 2009.  We expect this to result in a positive revenue trend long-term once consumer spending levels return to normal levels and the housing market stabilizes.

The weak economic conditions have continued to affect units, as well as price.  The table below describes the estimated changes in revenue attributable to units and price for both the second quarter and the first half of 2009.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-26%	-33%
Price	2%	3%
	-24%	-30%

During the second quarter of 2009, we have seen a reduction in the number and length of our customer’s temporary plant shutdowns.  This trend resulted in a minor increase in order levels in the second quarter, which helped to slightly lessen the overall unit decline for the first half.  Pricing increased at a lower rate in the second quarter due to a decreased level in price increases related to the pass-through of material costs.

Costs of sales declined $8.3 million or 27% in the first half of 2009 compared to 2008.  Lower unit sales reduced costs approximately 29%.  Costs increased approximately 2% due to material prices and 1% due to changes in product mix.  We continued to realize savings from our cost initiatives taken in 2008 of approximately 4%; however, the savings were partially offset by increased start-up costs associated with our new Dayton label plant of approximately 3%.  As a result, the gross margin percentages declined for the second quarter and year-to-date.

Operating income was down $1.3 million from an operating profit of $0.7 million in the first half of 2008 to an operating loss of $0.6 million in 2009.  The decrease in gross margin contributed to $4.4 million of the decline which was offset by decreased SG&A expenses of approximately $3.1 million, primarily related to reduced selling and administrative expenses as a result of our cost reduction actions taken in 2008 and 2009 and a decrease in total SG&A expenses, which resulted in a lower allocation to the segment.

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

The major elements of the Statements of Cash Flows are summarized below:

	26 Weeks Ended
	June 28,	June 29,
CASH INFLOW (OUTFLOW)	2009	2008
Net income plus non-cash items	$ 27.3	$ 33.6
Working capital	10.6	21.0
Restructuring payments	(2.9)	(0.4)
Contributions to qualified pension plan	(14.5)	(11.0)
Other (1)	(7.0)	(2.9)
Net cash provided by operating activities	13.5	40.3
Capital expenditures	(5.0)	(6.6)
Net cash used in investing activities	(5.0)	(6.6)
Net change in long-term debt	(0.5)	(17.0)
Dividends paid	(8.1)	(13.4)
Other	-	0.1
Net cash used in financing activities	(8.6)	(30.3)
Net cash flow	$ (0.1)	$ 3.4
Memo:
Add back debt paid (borrowed)	0.5	17.0
Cash flow before change in debt	$ 0.4	$ 20.4

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $26.8 million lower in the first half of 2009 compared with the same period of 2008.  This decrease was primarily driven by reduced operating profit and higher working capital requirements.

Restructuring payments were also higher in 2009 compared to 2008 as we progressed with the plans initiated in late 2008.

We also contributed $14.5 million to our qualified defined benefit pension plan in the first half of 2009 compared to $11.0 million in 2008.  Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement have not been released, therefore our required mandatory pension funding requirement for 2009 is not known at this time.  Based upon preliminary estimates, we expect to contribute approximately $25 million for 2009, which is more than our current estimates of the required funding.

Additionally, we experienced higher payouts under our unfunded pension plans due to a large number of retirements that occurred during the first half of 2009.  We expect to continue to see higher payouts as compared to previous periods as more employees who have elected to retire will be receiving lump sum payments in future months.  Although, we expect these amounts to be lower than those reported in the first half of 2009.

Investing Activities

Capital expenditures totaled $5.0 million thus far in 2009 and are expected to be in the range of $10 to $13 million for the year.  We expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

Financing Activities

On a year-to-date basis, we decreased borrowings under our revolving credit facility by $0.5 million, primarily as a result of increases in available cash from higher operating profit and lower dividends in the second quarter.

Dividend payments to shareholders were lower in the second quarter of 2009 compared to 2008, as our Board of Directors in February of this year elected to reduce the quarterly dividend from $0.23 to $0.05 per share for the second quarter.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

Capital Structure

	June 28,	December 28,
	2009	2008	Change
Total Debt	$ 33.4	$ 34.0	$ (0.6)
Less Cash and Short-term Investments	(0.2)	(0.3)	0.1
Net Debt	33.2	33.7	(0.5)
Equity	52.8	35.0	17.8
Total	$ 86.0	$ 68.7	$ 17.3
Net Debt:Total Capital	39%	49%

Our net debt decreased $0.5 million in the first half of 2009, reflecting the $0.6 million decrease in borrowings and a $0.1 million increase in cash reserves.  Net debt represented 39% of total capital at quarter end, compared to 49% at the beginning of the year.  At quarter end, we had $36 million available under our revolving credit facility, compared to $49.8 million at the beginning of the year.  Our available credit declined due to the decrease in our accounts receivable balances, as our level of borrowing is subject to limitations based upon these balances.

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

Our existing credit facility expires in May 2010; therefore, the $33.8 million of debt is classified as a current liability in the accompanying consolidated balance sheet.  We anticipate renegotiating the credit facility later in 2009 or early 2010.  The market and availability of asset-backed loans remains strong despite the recent turmoil within the credit markets; however, the costs associated with loans have increased.  As a result, we estimate that costs associated with any new agreement could be significantly higher than our existing agreement, which at current debt levels could result in increased interest expense of $1.2 to $2.1 million annually.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of June 28, 2009.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the second quarter of fiscal 2009, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following issues were submitted to a vote of security holders at the Company’s Annual Meeting of Shareholders held April 23, 2009.

ISSUE ONE:  DIRECTOR NOMINEE ELECTION RESULTS

The following were elected to the Company’s Board of Directors to hold office for the ensuing year:

NOMINEE	IN FAVOR	AGAINST	WITHHELD
David P. Bailis	45,345,962	650,461	2,007,163
Roy W. Begley, J	45,653,650	342,773	2,007,163
F. David Clarke, III	45,697,462	298,961	2,007,163
Michael E. Kohlsdorf	45,701,585	294,838	2,007,163
R. Eric McCarthey	45,637,735	358,688	2,007,163
Joseph P. Morgan, Jr.	45,510,378	486,045	2,007,163
John J. Schiff, Jr.	45,451,850	544,573	2,007,163
John Q. Sherman, II	45,249,091	747,332	2,007,163

ISSUE TWO:  RATIFY THE APPOINTMENT OF BATTELLE & BATTELLE, LLP AS INDEPENDENT AUDITORS

IN FAVOR	AGAINST	ABSTAINED	WITHHELD
45,841,795	135,078	45,030	1,981,683

ISSUE THREE:  APPROVE THE AMENDED AND RESTATED 2002 EQUITY INCENTIVE PLAN

IN FAVOR	AGAINST	ABSTAINED	WITHHELD
42,045,957	562,591	3,413,355	1,981,683

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

Date: July 29, 2009

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)