Form 10-Q
period 2009-09-27
STANDARD REGISTER CO
filed 2009-11-04
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2009
Common stock, $1.00 par value	24,129,430 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended September 27, 2009

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 39-Week Periods Ended September 27, 2009 and September 28, 2008	3

b)	Consolidated Balance Sheets
	as of September 27, 2009 and December 28, 2008	4

c)	Consolidated Statements of Cash Flows
	for the 39-Week Periods Ended September 27, 2009 and September 28, 2008	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		17
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		29

Item 4. Controls and Procedures		30

Part II – Other Information

Item 1. Legal Proceedings		30

Item 1A. Risk Factors		30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30

Item 3. Defaults upon Senior Securities		31

Item 4. Submission of Matters to a Vote of Security Holders		31

Item 5. Other Information		31

Item 6. Exhibits		31

Signatures		31

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
REVENUE	$ 163,528	$ 189,008	$ 509,163	$ 595,020
COST OF SALES	110,365	126,929	347,583	404,509
GROSS MARGIN	53,163	62,079	161,580	190,511
OPERATING EXPENSES
Selling, general, and administrative	51,049	54,720	151,106	175,771
Pension curtailment and settlements	665	-	20,412	(746)
Asset impairments	-	-	850	164
Restructuring and other exit costs	10,558	2,738	10,765	2,743
Total operating expenses	62,272	57,458	183,133	177,932
(LOSS) INCOME FROM CONTINUING OPERATIONS	(9,109)	4,621	(21,553)	12,579
OTHER INCOME (EXPENSE)
Interest expense	(288)	(487)	(924)	(1,771)
Other income	98	42	355	171
Total other expense	(190)	(445)	(569)	(1,600)
(LOSS) INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(9,299)	4,176	(22,122)	10,979
INCOME TAX (BENEFIT) EXPENSE	(3,832)	2,025	(8,853)	4,944
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(5,467)	2,151	(13,269)	6,035

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of taxes	-	-	-	4
NET (LOSS) INCOME	$ (5,467)	$ 2,151	$ (13,269)	$ 6,039

BASIC AND DILUTED (LOSS) INCOME PER SHARE
(Loss) income from continuing operations	$ (0.19)	$ 0.07	$ (0.46)	$ 0.21
Gain on sale of discontinued operations	-	-	-	-
Net (loss) income per share	$ (0.19)	$ 0.07	$ (0.46)	$ 0.21
Dividends Paid Per Share	$ 0.05	$ 0.23	$ 0.33	$ 0.69
NET (LOSS) INCOME	$ (5,467)	$ 2,151	$ (13,269)	$ 6,039
Net actuarial loss reclassification, net of ($1,593), ($1,969),
($9,704), and ($6,236) deferred income tax benefit	2,419	2,990	14,733	9,467
Net prior service credit reclassification, net of $398, $292,
$1,193, and $1,215 deferred income tax expense	(603)	(444)	(1,811)	(1,845)
Net actuarial (losses) gains, net of $509, ($9,314), and $1,578
deferred income tax benefit (expense)	(773)	-	14,142	(2,397)
COMPREHENSIVE (LOSS) INCOME	$ (4,424)	$ 4,697	$ 13,795	$ 11,264

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 27,	December 28,
A S S E T S	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$ 218	$ 282
Accounts and notes receivable, less allowance for doubtful
accounts of $2,322 and $1,907	102,724	112,810
Inventories	36,095	38,718
Deferred income taxes	12,633	12,633
Prepaid expense	10,212	9,427
Total current assets	161,882	173,870

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,474	63,942
Machinery and equipment	193,512	199,407
Office equipment	165,418	161,310
Construction in progress	3,415	2,794
Total	428,827	429,461
Less accumulated depreciation	338,788	327,802
Plant and equipment, net	90,039	101,659
Net assets held for sale	412	412
Total plant and equipment, net	90,451	102,071

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	-	1,195
Software development costs, net	-	2,619
Deferred tax asset	105,066	114,121
Other	13,969	12,944
Total other assets	125,592	137,436

Total assets	$ 377,925	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 27,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

CURRENT LIABILITIES
Current portion of long-term debt	$ 35,914	$ 159
Accounts payable	33,082	29,395
Accrued compensation	11,630	17,862
Accrued restructuring and other exit costs	8,967	3,723
Deferred revenue	3,272	4,564
Other current liabilities	22,461	31,752
Total current liabilities	115,326	87,455

LONG-TERM LIABILITIES
Long-term debt	-	33,840
Pension benefit obligation	194,050	235,457
Retiree health care obligation	7,448	8,063
Deferred compensation	8,171	8,362
Other long-term liabilities	5,680	5,231
Total long-term liabilities	215,349	290,953

COMMITMENTS AND CONTINGENCIES - see Note 13

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,120,161 and 26,044,229 shares	26,120	26,044
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,550	61,304
Accumulated other comprehensive losses	(143,352)	(170,519)
Retained earnings	147,340	163,510
Treasury stock at cost:
1,990,731 and 1,982,874 shares	(50,133)	(50,095)
Total shareholders' equity	47,250	34,969

Total liabilities and shareholders' equity	$ 377,925	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	September 27,	September 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (13,269)	$ 6,039
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	18,143	19,991
Restructuring charges	10,765	2,743
Asset impairments	850	164
Pension and postretirement benefit expense	30,196	15,910
Share-based compensation	1,129	966
Deferred tax (benefit) expense	(8,853)	4,946
Other	1,132	482
Changes in operating assets and liabilities:
Accounts and notes receivable	10,308	17,583
Inventories	2,623	7,275
Restructuring spending	(5,521)	(913)
Accounts payable and accrued expenses	(5,078)	(9,569)
Pension and postretirement benefit obligations	(27,394)	(22,812)
Deferred compensation payments	(1,529)	(826)
Other assets and liabilities	(655)	(652)
Net cash provided by operating activities	12,847	41,327

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,108)	(10,407)
Proceeds from sale of assets	634	149
Net cash used in investing activities	(5,474)	(10,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	2,056	(11,529)
Principal payments on long-term debt	(159)	(180)
Proceeds from issuance of common stock	192	322
Dividends paid	(9,589)	(19,997)
Purchase of treasury stock	(38)	(60)
Net cash used in financing activities	(7,538)	(31,444)
Effect of exchange rate changes on cash	101	10
NET DECREASE IN CASH AND CASH EQUIVALENTS	(64)	(365)
Cash and cash equivalents at beginning of period	282	697
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 218	$ 332

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

In our opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Business combinations and noncontrolling interests

As a result of newly issued accounting standards, in fiscal 2009 we changed our financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in our consolidated financial statements.

We now recognize, with certain exceptions, all assets acquired and liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest at their acquisition-date fair value; recognize contingent consideration at the acquisition-date fair value, with subsequent changes in fair value recorded in earnings; recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development acquired at fair value; expense, as incurred, acquisition-related transaction costs; generally expense acquisition-related restructuring costs; and recognize changes in existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense.

We also now record a noncontrolling interest in a consolidated subsidiary as a separate component of equity.  Gains or losses are not recognized on sales; they are recorded as increases or decreases to paid-in-capital, unless there is a loss of control.

We have not entered into any business combination transactions during 2009; and therefore, the effect of implementing these standards will be dependent upon the nature and extent of future business combination transactions.

Earnings per share

In fiscal 2009, we adopted a new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities.  Under the guidance, unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  Although we do have unvested share-based awards that are considered participating securities, the adoption of this standard did not have a material effect on the computation of earnings per share.

Fair value

As permitted, we deferred adoption of fair value accounting standards until fiscal 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis, including goodwill, trademark intangible assets, and property and equipment that are reported at fair value as a result of impairment testing.

Effective for the quarterly period ended June 28, 2009; we adopted newly issued accounting standards that require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual financial statements.  The adoption of these standards did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Subsequent events

Effective for the quarterly period ended June 28, 2009; we adopted a newly issued accounting standard for reporting subsequent events.  The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It also requires us to disclose the date through which subsequent events were evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Revenue recognition

In October 2009, Accounting Standards Update No. 2009-13 was released amending the revenue recognition standards related to non-software multiple-element revenue arrangements.  The update eliminates the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; establishes a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; eliminates the residual method of allocation and requires the relative selling price allocation method for all arrangements; and significantly expands required disclosures related to multiple-element arrangements.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating this update to determine its effect upon our consolidated results of operations, financial position, and cash flows.

Also in October 2009, Accounting Standards Update No. 2009-14 was issued.  This update amends the scope of software revenue recognition standards to exclude tangible products that contain software elements and non-software elements that function together to interdependently deliver the product’s essential functionality.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  While we enter into arrangements that are subject to software revenue recognition standards, we do not expect adoption of the standard to have a material effect on our consolidated results of operations, financial position or cash flows.

SEC and other

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification was effective beginning with our quarterly reporting period ended September 27, 2009 and does not have a material effect on our consolidated results of operations, financial position, or cash flows.

In 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The final rule requires us to provide our financial statements and schedules to the SEC and our website in interactive data format using the eXtensible Business Reporting Language (XBRL).  The rule was adopted to improve the ability of financial statement users to access and analyze financial data.  The SEC adopted a phase-in schedule under which we will be required to submit filings using XBRL beginning with our quarterly report for the second quarter of 2011.  Compliance with this rule will have no impact upon our consolidated results of operation, financial position, or cash flows.

NOTE 3 – RESTRUCTURING AND OTHER EXIT COSTS

The 2008 restructuring and other exit activities are described in Note 3 to the Consolidated Financial Statements included in our Annual Report.  All activities were completed as of the end of June 2009.  All costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

Our restructuring and cost reduction activities included production facility consolidations, sales reorganization, and general reductions in headcount.  Under our new operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment.  Additionally, we still maintain certain other corporate functions that also are not attributable to a specific reportable segment.  As a result, none of our 2008 restructuring or exit activities are reported under any segment, and are all attributable to corporate and other shared services.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q3 2009	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,800	$ 28	$ 3,815
Contract termination costs	1,450	81	1,295
Other associated exit costs	800	(3)	793
Total	$ 6,050	$ 106	$ 5,903

Year-to-date costs were $313 and consisted of $859 primarily for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $546 for lower than expected involuntary termination costs.

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Reversed	Incurred	Balance
	2008	Accrual	in 2009	in 2009	2009
Involuntary termination costs	$ 3,206	$ 7	$ (546)	$ (2,331)	$ 336
Contract termination costs	517	319	-	(505)	331
Total	$ 3,723	$ 326	$ (546)	$ (2,836)	$ 667

The MyC3 Initiative

In order to continue our progress, we launched an ongoing company-wide review of business practices and growth acceleration opportunities in July designed around the priorities of client satisfaction, cost reduction, and increased market coverage that we called MyC3.  The intent of MyC3 is to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.  The MyC3 Initiative is being conducted with the assistance of a third-party specializing in driving earnings growth through employee collaboration.  As a result of this intensive process, we plan to:

•

Optimize our manufacturing footprint by investing in regional Print on Demand Centers, scaling down local Print on Demand Centers, closing certain production and distribution centers, improving our supply chain, and simplifying processes

•

Proactively address the movement to digital technologies and manage working capital more effectively by moving to on-demand based production, lowering inventory and warehousing requirements

•

Reposition and refine our go-to-market organization to capture revenue growth in core markets

•

Invest in system enhancements making it easier to serve customers

•

Employ strategic procurement processes and systems that leverage vendor relationships company-wide.

On October 22, 2009, Standard Register’s board of directors approved a restructuring plan as a result of the MyC3 Initiative.  When fully implemented, we expect to achieve cost savings between $30 and $40 million, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.  We expect to have involuntary termination costs of $3,600; contract termination costs of $5,800; and other associated costs of $8,700.  Of this amount, $10,452 was recorded in the third quarter for estimated severance costs and third-party consulting costs, with the remaining to be recorded through 2014.  Additionally, we will conduct an extensive review of the Company’s assets in the fourth quarter and expect to incur between $1,500 and $2,500 for asset impairments.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 27,	December 28,
	2009	2008
Finished Products	$ 31,036	$ 33,994
Jobs In Process	2,584	1,228
Materials and Supplies	2,475	3,496
Total	$ 36,095	$ 38,718

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data

Intangible Assets - We held a trademark valued at $1,000 related to the acquisition of Planet Print in 2002.  The trademark was associated with our consulting and print-asset optimization product line, which was part of our shared services organization.  In the second quarter of 2009, we received an offer to purchase certain assets related to this product line which indicated the value of the assets should be evaluated for impairment.  Accordingly, we performed an evaluation of the recoverability of the trademark value; an annual test that was otherwise scheduled for the fourth quarter of 2009. The impairment test required us to compare the fair value of the trademark with its carrying amount.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized a discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused a deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $850, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.  As a result of the write down, the value of the trademark was reduced to $150 as of June 28, 2009 and was considered a Level 3 fair value measurement.  The trademark was subsequently sold in the third quarter.

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

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 27,	December 28,
	2009	2008
Non-income taxes	$ 5,587	$ 5,541
Dividends payable	-	6,696
Current portion of pension and postretirement obligations	4,416	4,482
Other current liabilities	12,457	15,033
Total	$ 22,460	$ 31,752

NOTE 7 – INCOME TAXES

As of September 27, 2009, we have net deferred tax assets of $117,699 attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  Our ability to realize deferred tax assets is primarily dependent on future taxable income.  We evaluate all available evidence to determine whether it is more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

The decision to record a valuation allowance requires varying degrees of judgment based upon the nature of the item giving rise to the deferred tax asset.  We have established valuation allowances for U.S. and Canadian capital loss carryforwards of approximately $80,641 ($14,212 in deferred tax assets) because we believe it is more likely than not that they will not be utilized before the expiration period.

Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 8 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
(Shares in thousands)	2009	2008	2009	2008
Weighted average shares outstanding - basic	28,848	28,766	28,827	28,752
Effect of potentially dilutive securities	-	27	-	18
Weighted average shares outstanding - diluted	28,848	28,793	28,827	28,770

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Outstanding options to purchase approximately 2,094,700 and 2,136,000 shares for the 13-week and 39-week periods ending September 28, 2008 were not included in the computation of diluted EPS because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13-week and 39-week periods ending September 27, 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 9 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Nonvested stock awards, service based	$ 110	$ 99	$ 343	$ 245
Nonvested stock awards, performance based	10	149	20	422
Stock options	146	81	786	395
Total share-based compensation expense	266	329	1,149	1,062
Tax effect on share-based compensation expense	105	131	456	422
Net effect included in continuing operations	$ 161	$ 198	$ 693	$ 640

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

Stock Options

The weighted-average fair value of stock options granted in 2009 was estimated at $1.91 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over the vesting period, generally 4 years.  The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

2009
Risk-free interest rate	1.6%
Dividend yield	4.8%
Expected term	4 years
Expected volatility	66.5%

A summary of our stock option activity and related information for 2009 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at December 28, 2008	1,763,771	$ 16.07
Granted	905,900	4.99
Exercised	-	-
Forfeited/Canceled	(354,108)	17.53
Outstanding at September 27, 2009	2,315,563	$ 11.51
Exercisable at September 27, 2009	1,146,562	$ 16.51

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2009 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2009 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value
Nonvested at December 28, 2008	104,822	$ 11.33
Granted	75,670	5.22
Vested	(33,837)	12.19
Forfeited/Canceled	(7,675)	11.35
Nonvested at September 27, 2009	138,980	$ 7.88

NOTE 10 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Service cost of benefits earned	$ 32	$ 27	$ 95	$ 3,361
Interest cost on projected benefit obligation	6,507	7,036	19,507	21,048
Expected return on plan assets	(6,265)	(7,385)	(19,302)	(22,027)
Amortization of prior service costs	148	148	444	338
Amortization of net actuarial loss from prior periods	3,551	4,798	11,754	15,217
Curtailment gain	-	-	-	(746)
Settlement loss	665	-	20,412	-
Total	$ 4,638	$ 4,624	$ 32,910	$ 17,191

As a result of associates retiring and electing a lump-sum payment of their pension benefits under our qualified, non-qualified and supplemental executive retirement plans, we recognized settlement losses in the first and third quarters of 2009.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.  As part of the settlements, we recognized pro-rata portions of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reductions in the pension benefit obligation.  These non-cash charges are included in net periodic benefit cost.

As part of the settlement in the first quarter, we remeasured the pension obligations and plan assets under our qualified, non-qualified, and supplemental executive retirement plans as of March 1, 2009, the settlement date.  The remeasurement resulted in an actuarial gain of $52,797, primarily for a change in the discount rate used to measure the benefit obligations from 5.75% at December 28, 2008 to 7.0% at March 1, 2009.  Additionally, we updated the fair value of our plan assets and recognized a net actuarial loss of $28,059 due to the actual rate of investment return on the plans being less than the expected rate of return.  As a result, we realized a net actuarial gain of $24,738 which will be amortized into income in future years.  This net gain reduced our pension liabilities by $24,738, reduced accumulated other comprehensive losses by $14,915, and decreased our deferred tax assets by $9,823.

As a result of the settlement in the third quarter, we remeasured the pension obligation under our non-qualified plan as of September 1, 2009.  The remeasurement resulted in an actuarial loss of $1,282, primarily for a change in the discount rate used to measure the obligation from 7% at March 1, 2009 to 5.75% at September 1, 2009.  This loss increased our liabilities by $1,282, increased accumulated other comprehensive losses by $773, and increased our deferred tax assets by $509.

Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement were released in October; however, our required mandatory pension funding for 2009 is not known at this time.  We have contributed $20,600 through the third quarter of 2009, which is more than our estimates of the required funding.

NOTE 11 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Interest cost	122	295	364	885
Amortization of prior service cost	(1,150)	(884)	(3,449)	(2,652)
Amortization of net actuarial loss from prior periods	124	162	371	486
Total	$ (904)	$ (427)	$ (2,714)	$ (1,281)

The funding policy is to pay claims as they occur.  As of September 27, 2009, we paid $978 to cover claims under our postretirement medical plan and currently expect to pay an additional $325 to cover benefit claims during the remainder of 2009.

NOTE 12 – SEGMENT REPORTING

In 2009, we organized our operating businesses into three Business Units based upon their customer base and the primary vertical markets they serve.  As a result, our new reportable segments are primarily market focused as opposed to our previous reporting segments that were product-based.  In accordance with accounting standards for segment reporting, we re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief executive officer and other chief decision makers evaluate performance and allocate resources.  We sell most of our products and services across all of our Business Units; therefore, our new reportable segments are not based upon any aggregation of the previously reported segments.  Segment information for 2008 has been revised from previously reported information to reflect the current presentation.  A description of the new reportable segments is provided below.

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

Information about our operations by segment for the 13-week periods ended September 27, 2009 and September 28, 2008 is as follows:

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 85,175	$ 60,913	$ 17,440	$ 163,528
	2008	101,179	68,343	19,486	189,008
Operating income	2009	$ 339	$ 3,959	$ (376)	$ 3,922
	2008	3,509	7,339	838	11,686

Information about our operations by segment for the 39-week periods ended September 27, 2009 and September 28, 2008 is as follows:

		Commercial	Healthcare	Industrial	Total
Revenue from external customers	2009	$ 266,226	$ 195,493	$ 47,444	$ 509,163
	2008	321,080	211,783	62,157	595,020
Operating income	2009	$ 4,172	$ 16,526	$ (949)	$ 19,749
	2008	8,846	18,152	1,560	28,558

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Segment operating income	$ 3,922	$ 11,686	$ 19,749	$ 28,558
Restructuring and asset impairment	(10,558)	(2,738)	(11,615)	(2,907)
Amortization of prior period pension losses	(3,551)	(4,798)	(11,754)	(15,217)
Pension curtailment and settlement	(665)	-	(20,412)	746
Other unallocated pension	(242)	349	(205)	979
Other unallocated	(317)	(350)	(305)	(213)
LIFO adjustment	2,302	472	2,989	633
Total other expense, primarily interest	(190)	(445)	(569)	(1,600)
Income (loss) from continuing operations before income taxes	$ (9,299)	$ 4,176	$ (22,122)	$ 10,979

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

In addition, we have undiscounted reserves totaling $478 for environmental remediation at one previously owned facility and one currently owned facility.  Our remediation costs for one of these facilities are partially covered by our insurance provider, and we have recorded a receivable of $156 for the portion of the costs we expect to recover.

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

We were recently notified that in connection with that PRP’s recent bankruptcy filing, it does not plan to continue contributions to the site, including that portion of its contributions related to its contractual obligation to indemnify the Company for future liability.  However, at this time, we do not have sufficient information to determine the amount or the range of potential loss related to our share of the total remediation costs and will record a liability when such amount can be reasonably estimated.  We have recorded a liability of $141 for expenses associated with the discovery phase of the environmental remediation.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through November 4, 2009, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

•

Executive Summary—An overall discussion of changes in our business and key financial results for the third quarter and first nine months of 2009.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the third quarter and year-to-date 2009 and 2008.

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

Intangible Assets - We held a trademark valued at $1.0 million related to the acquisition of Planet Print in 2002.  The trademark was associated with our consulting and print-asset optimization product line, which was part of our shared services organization.  In the second quarter of 2009, we received an offer to purchase certain assets related to this product line which indicated the value of the assets should be evaluated for impairment.  Accordingly, we performed an evaluation of the recoverability of the trademark value; an annual test that was otherwise scheduled for the fourth quarter of 2009. The impairment test required us to compare the fair value of the trademark with its carrying amount.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized a discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused a deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $0.9 million, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.  As a result of the write down, the value of the trademark was reduced to $0.1 as of June 28, 2009 and was considered a Level 3 fair value measurement.  The trademark was subsequently sold in the third quarter.

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

EXECUTIVE SUMMARY

By the end of the first half of 2009, we substantially completed organization changes to align around our new vertical market strategy.  We aligned management roles and resources to create an intense focus on customer needs within our three primary markets: Commercial, Healthcare, and Industrial.  We also aligned our manufacturing, supply chain, client satisfaction, information technology, human resource, legal, and finance functions into a shared-services model in order to provide better support and service to our customers and create cost efficiencies.

Our business continues to be negatively impacted by the downturn in the economy, which has resulted in lower sales volume with our existing base of customers and increased price pressures.  As expected, the continued adoption of digital and non-print related technologies by our customers has also negatively impacted sales volume.  However, the rates of decline in the second and third quarters were lower than in the first quarter.  We attribute this improvement to a more focused sales strategy which has enabled us to expand our customer base and increase sales on some growth-targeted products and a slight improvement in economic conditions within the manufacturing industry.  We have seen stabilization through fewer account losses than the previous year and a modest return in units for many sectors.  Furthermore, we have begun to see progress in our market focus as we have closed significant contracts during the quarter within each of our three business units that provide access to over $100 million of new annual revenue opportunities.  Despite the decline in revenue, our relentless pursuit of cost reduction and focus on creating operating efficiencies has allowed us to maintain stable margins during this time.

The following summarizes some of the key financial results through September 2009:

•

During 2009, a large number of employees elected to retire and receive lump sum payments from their pension plans.  As a result, we recorded non-cash pension settlement charges in the amount of $20.4 million.  These charges are discussed in more detail under “Pension curtailments and settlements” within the Results of Operations discussion.

•

Third quarter net loss was ($5.5) million compared with income of $2.1 million in 2008.  The year-to-date net loss was ($13.3) million, or ($0.46) per share compared with net income of $6.0 million, or $0.21 per share for 2008.  On a per share basis, the pension settlements represented a loss of ($0.43) and restructuring charges represented a loss of ($0.22) per share for 2009.

•

Cash flow on a net debt basis was ($2.0) million year-to-date compared with $11.3 million for 2008.

•

Net debt through the third quarter of 2009 increased by $2 million from year-end 2008.

•

In September, we signed a multi-year agreement with Novation, the largest group purchasing organization (GPO) in the healthcare market.  With this agreement, we are now members of the 6 largest GPO’s.  This agreement will enable us to offer our solutions and services to a much broader customer base.

The MyC3 Initiative

In order to continue our progress, we launched an ongoing company-wide review of business practices and growth acceleration opportunities in July designed around the priorities of client satisfaction, cost reduction, and increased market coverage that we called MyC3.  The intent of MyC3 is to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.  The MyC3 Initiative is being conducted with the assistance of a third-party specializing in driving earnings growth through employee collaboration. As a result of this intensive process, we plan to:

•

Optimize our manufacturing footprint by investing in regional Print on Demand Centers, scaling down local Print on Demand Centers, closing certain production and distribution centers, improving our supply chain, and simplifying processes

•

Proactively address the movement to digital technologies and manage working capital more effectively by moving to on-demand based production, lowering inventory and warehousing requirements

•

Reposition and refine our go-to-market organization to capture revenue growth in core markets

•

Invest in system enhancements making it easier to serve customers

•

Employ strategic procurement processes and systems that leverage vendor relationships company wide

Implementation of ideas generated through the MyC3 Initiative will continue through 2011, with a majority of the plans to be executed in the next 12 to 18 months.  When fully implemented, we expect to achieve cost savings between $30 and $40 million, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  This discussion focuses on year-to-date results, with discussion of material items specific to the quarter as needed.

	13 Weeks Ended			39 Weeks Ended
	September 27,	September 28,	%	September 27,	September 28,	%
	2009	2008	Change	2009	2008	Change
Revenue	$ 163.6	$ 189.0	-13%	$ 509.2	$ 595.0	-14%
Cost of sales	110.4	126.9	-13%	347.6	404.5	-14%
Gross margin	53.2	62.1	-14%	161.6	190.5	-15%
Gross margin % of sales	32.5%	32.9%		31.7%	32.0%

SG&A expense	51.1	54.8	-7%	151.1	175.8	-14%
Pension curtailments and settlements	0.7	-		20.4	(0.7)
Restructuring and asset impairment	10.5	2.7		11.6	2.9
Other expense, net	0.2	0.5		0.6	1.6
Income (loss) from continuing
operations before taxes	(9.3)	4.1		(22.1)	10.9
Income tax expense (benefit)	(3.8)	2.0		(8.8)	4.9
% rate	41.2%	48.5%		40.2%	45.0%
Income (loss) from continuing
operations	$ (5.5)	$ 2.1		$ (13.3)	$ 6.0

Revenue

On a year-to-date basis, revenue for 2009 was down $85.8 million or 14% compared with 2008.  A majority of the overall revenue decline is a result of the downturn in the economy that began in 2008 and continued through 2009.  Declining consumer demand has negatively impacted our existing base of customers which has led to a decrease in order levels for many of our products. Additionally, we estimate that at least 10% of our overall revenue decline is attributable to the continued advancement of digital technologies.  These external factors have contributed to declines in both units and pricing.

The following table details the estimated changes in revenue due to units and price for both the third quarter and year-to-date 2009.  Changes in product mix did not materially contribute to the change in revenue in either period.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-12%	-15%
Price	-1%	1%
	-13%	-14%

Unit declines in the third quarter were lower than in the first and second quarters of 2009 as a result of expansions in our customer base, increased sales in some of our growth-targeted products, and slightly improving economic conditions within the manufacturing industry.

During the third quarter, we secured a contract with the largest group purchasing organization (Novation) in the healthcare market.  This contract will provide access to a large market of customers previously not served by us.  While we do not expect to see a significant change in revenue before the end of 2009, we do expect a significant increase in 2010.

We typically experience higher revenue as a result of the pass through of our paper price increases.  Since pricing on the supply side has stabilized during 2009, the continued price pressure from our customers has resulted in price concessions outpacing our price increases for paper costs.  Without any substantial material price increases and with the current level of pricing pressure, we expect this trend to continue and to result in an overall price decline for 2009 as compared with 2008.

Cost of Sales/Gross Margin

Cost of sales decreased $56.9 million or 14% year-to-date 2009 as compared with 2008.  Unit declines reduced costs by approximately 12%.  Our workforce reduction and the successful execution of cost reduction initiatives implemented in 2007 and 2008 reduced overall costs by an additional 3%.  The major categories of cost reductions included compensation and supply chain costs.  Material prices and changes in product mix increased costs slightly by approximately 1%.  Cost of sales was also reduced by a favorable LIFO adjustment during the quarter which resulted from inventory levels declining during the year.  We expect this trend to continue through the end of the year as we progress with various efforts to continue to reduce inventory on hand.

As a result, despite a decline in units, the gross margin percentages for the quarter and year-to-date were consistent with 2008. As a supplier with Novation, we provide specified discounts on our products and services to their members.  Therefore, as we gain new customers through the Novation contract, we expect our gross margin percentages to decline in 2010 due to these discounts.

Selling, General and Administrative Expenses

As shown in the following table, total SG&A expense decreased by $24.7 million or 14% on a year-to-date basis in 2009 as compared with 2008.  SG&A expense declined $3.7 million or 7% in the third quarter of 2009 compared with 2008.  Since many of the cost reduction initiatives taken have been effective for almost a year, SG&A declined at a lower percentage during the quarter.

On a year-to-date basis, selling and sales support decreased $12.2 million and general and administrative expenses decreased $4.7 million.  Expenses declined in salaries, commissions and bonuses, related fringe benefits, travel costs, and outsourced service costs primarily as a result of our workforce reduction and other cost reduction initiatives taken late in 2008 and early 2009.  Additionally, general and administrative expenses were also lower due to a decrease in our self-insured healthcare costs which were offset slightly by an increase in the amount of Company match in the 401(k) plan related to the qualified pension plan modifications in 2008.

On a year-to-date basis, pension amortization decreased $3.4 million due to our 2008 plan modifications that lowered the amount of actuarial losses to be recognized in 2009 and future years.  Additionally, other pension and postretirement expenses declined $3.5 million due to a reduction in pension interest and service costs resulting from freezing the benefits of our qualified and nonqualified pension plans in 2008.

	13 Weeks Ended		39 Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Selling and sales support	26.7	29.1	79.7	91.9
Research and development	1.2	1.0	3.6	3.6
General and administrative expenses	17.9	18.0	51.4	56.1
Depreciation	2.2	2.4	6.6	7.5
Amortization of pension net actuarial losses	3.6	4.8	11.8	15.2
Other pension and postretirement expenses	(0.5)	(0.5)	(2.0)	1.5
Total selling, general and administrative expense	$ 51.1	$ 54.8	$ 151.1	$ 175.8

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

Additional lump-sum payments were paid in the third quarter of 2009 from our nonqualified retirement plan, which required us to record additional settlement charges of $0.7 this period.  As part of recording the settlement, we also remeasured our pension obligation under the plan as of September 1, 2009.  The remeasurement resulted in an actuarial loss of $1.3, primarily for a change in the discount rate used to measure the obligation from 7% at March 1, 2009 to 5.75% at September 1, 2009.  This loss increased our liabilities by $1.3, increased accumulated other comprehensive losses by $0.8, and increased our deferred tax assets by $0.5.

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

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions in 2008 as part of ongoing efforts to improve efficiencies, reduce cost, and maintain a strong financial condition.  Our restructuring and cost reduction activities included production facility consolidations, sales reorganization, and general reductions in headcount.  Under our new operating model, the majority of our manufacturing, printing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular segment.  Additionally, we still maintain certain other corporate functions that also are not attributable to a specific segment.  As a result, none of our 2008 restructuring or cost reduction activities are reported under any segment, and are all attributable to corporate and other shared services.

2008

During 2008, we initiated a plan to close several print centers and integrate certain other print centers into our distribution warehouses to improve efficiency and reduce cost.  The last of these actions was completed during the first quarter of 2009.  We expected to realize approximately $3.0 million in savings from these actions.  Based upon the reduction in costs realized year-to-date for 2009, we expect to realize substantially all of our projected savings.

Also during 2008, we began implementing a plan to redesign our client support infrastructure to more of a centralized model.  We transitioned customer transactional and administrative functions from our field sales offices to one of three client support centers.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings. We originally expected these actions to generate approximately $5.6 million annually in compensation and related cost savings to be reflected in selling, general, and administrative expenses.  We now expect the annual savings rate to be approximately $4.6 million after re-investing a portion of the savings into our client satisfaction operations.  As a result of the extended implementation time, we expect to realize the full effect of these savings by the end of 2009.  We expected to have involuntary termination costs of $1.5 million; however, as a result of the changes to the plan, we reversed approximately $0.4 million of these costs in the second quarter of 2009.

Pre-tax components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q3 2009	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3.8	$ -	$ 3.8
Contract termination costs	1.5	0.1	1.3
Other associated exit costs	0.8	-	0.8
Total	$ 6.1	$ 0.1	$ 5.9

Year-to-date costs were $0.3 million and consisted of $0.8 for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $0.5 for lower than expected involuntary termination costs.

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Charged to	Reversed	Incurred	Balance
	2008	Accrual	in 2009	in 2009	2009
Involuntary termination costs	$ 3.2	$ -	$ (0.5)	$ (2.3)	$ 0.4
Contract termination costs	0.5	0.3	-	(0.5)	0.3
Total	$ 3.7	$ 0.3	$ (0.5)	$ (2.8)	$ 0.7

The MyC3 Initiative

On October 22, 2009, Standard Register’s board of directors approved a restructuring plan as a result of the MyC3 Initiative. When fully implemented, the Company expects to achieve cost savings between $30 and $40 million, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.  We expect to have involuntary termination costs of $3.6 million; contract termination costs of $5.8 million; and other associated costs of $8.7 million.  Of this amount, $10.5 million was recorded in the third quarter for estimated severance costs and third-party consulting costs, with the remaining to be recorded through 2014. Additionally, we will conduct an extensive review of the Company’s assets in the fourth quarter and expect to incur between $1.5 and $2.5 million for asset impairments.

Taxes

The effective tax rate was 7.3% lower in the third quarter of 2009 as compared with 2008 primarily as a result of permanent differences related to the cash surrender value of life insurance policies.  The year-to-date effective tax rate was 4.8% lower for 2009 as compared with 2008 as a result of permanent differences related to share-based compensation awards and the cash surrender value of life insurance policies.

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

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13 week and 39 week periods ended September 27, 2009 and September 28, 2008.  Segment information for 2008 has been revised from previously reported information to reflect the current presentation.

	13 Weeks Ended				39 Weeks Ended
	September 27,		September 28,		September 27,		September 28,
	2009		2008	% Chg	2009		2008	% Chg
Revenue
Commercial	$ 85.2		$ 101.2	-16%	$ 266.2		$ 321.1	-17%
Healthcare	60.9		68.4	-11%	195.5		211.8	-8%
Industrial	17.5		19.4	-10%	47.5		62.1	-24%
Consolidated Revenue	$ 163.6		$ 189.0	-13.4%	$ 509.2		$ 595.0	-14.4%
		% Rev		% Rev		% Rev		% Rev
Gross Margin
Commercial	$ 24.0	28.2%	$ 29.4	29.1%	$ 75.3	28.3%	$ 93.2	29.0%
Healthcare	22.0	36.1%	26.1	38.2%	70.2	35.9%	77.9	36.8%
Industrial	4.9	28.0%	6.2	32.0%	13.1	27.6%	18.8	30.3%
Total Segments (1)	$ 50.9	31.1%	$ 61.7	32.6%	$ 158.6	31.1%	$ 189.9	31.9%

Operating Income (Loss)
Commercial	$ 0.4	0.5%	$ 3.4	3.4%	$ 4.2	1.6%	$ 8.8	2.7%
Healthcare	3.9	6.4%	7.4	10.8%	16.5	8.4%	18.2	8.6%
Industrial	(0.4)	-2.3%	0.9	4.6%	(1.0)	-2.1%	1.6	2.6%
Total Segments (1)	$ 3.9	2.4%	$ 11.7	6.2%	$ 19.7	3.9%	$ 28.6	4.8%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.  A reconciliation of operating income per segment to consolidated income from operations is provided in Note 12-Segment Reporting of the Notes to Financial Statements.

Commercial

Year-to-date Commercial segment revenue declined $54.9 million or 17% in 2009 compared with 2008.  Economic conditions were a major factor in the decline in revenue.  Products sold in this segment are heavily weighted toward customer spending on training, advertising, payroll services, etc.  Customer spending in these areas has steadily declined in response to the recession, high unemployment rates, and continued focus on cost reduction.

Revenue declined across all of our primary sectors within this segment.  Declines were most prominent within the financial services sector, which accounted for 48% of the overall revenue decline.  A significant portion of this decline resulted from bank consolidations, reduced demand, and pricing concessions due to weak economic conditions.  Financial customers aggressively sought price reductions and also in-sourced products as a means for eliminating costs.  Additionally, due to the continued adoption of technology, revenue from the financial sector declined approximately 22%.

We also experienced revenue declines with the transportation, services, and government sectors.  Declines within transportation primarily resulted from divestitures as some customers discontinued business activities and consolidated operations to reduce costs.  Revenues within the services sector declined primarily as a result of pricing pressures.  Declines within the government sector primarily related to reduced demand due to the weak economic conditions.

The following table summarizes the estimated changes in overall revenue due to units and price for both the third quarter and year-to-date 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-15%	-17%
Price	-1%	-
	-16%	-17%

Units declined at a lower rate in the third quarter of 2009 as compared with year-to-date as a result of increases in our customer base and increased sales in some growth-targeted products.  Pricing decreased in the third quarter of 2009 reflecting the increased pressure on selling prices due to the weak economic conditions that continue to negatively affect this segment. Additionally, our material prices have stabilized during 2009 resulting in lower price increases for the pass-through of paper costs.  We expect this trend to continue through the end of the year, resulting in an overall decline in pricing for 2009.

Year-to-date cost of sales declined $37 million, or 16% in 2009 compared with 2008.  Approximately 14% of the decline resulted from decreased units.  Additionally, production costs, primarily consisting of compensation and supply chain costs, were reduced by 3% as part of our workforce reductions and other cost reduction initiatives taken in 2008.  These decreases were offset by an approximate 1% increase in paper costs.  As a result, the gross margin percentages declined on both the quarter and year-to-date basis.

On a year-to-date basis, operating income was $4.2 million, compared with $8.8 million in 2008.  The decline of $4.6 million is a result of reduced gross margin of $17.9 million offset by SG&A savings of approximately $13.3 million.  The SG&A savings were realized primarily in compensation costs as part of our workforce reduction and other cost reduction initiatives completed in late 2008 and early 2009, as well as a reduction in total SG&A expenses, which resulted in a lower allocation to the segment.

Healthcare

Year-to-date revenue in our Healthcare segment declined 8% or $16.3 million in 2009 compared with 2008.  The largest revenue declines were in our traditional print products such as clinical documents and checks, which were offset in part by increases in billing statements, wristbands, and prescription pads.  Weak economic conditions were a significant factor in this decline, as our customers continued to focus on cost containment, sought price concessions, and delayed or reduced order levels.

In addition, we estimate that approximately 28% of the overall revenue decline resulted from continued adoption of technology as customers have utilized available technologies to produce or eliminate the need for some of the products we provide.  The adoption of technology in the healthcare segment is prominent due in large part to the U.S. government’s focus on electronic medical records (EMR).  We expect this trend to continue and to accelerate in the next five years as government incentives for adoption become effective in 2011 and penalties for not adopting become effective in 2015.  We believe our strong client base and extensive process expertise in the healthcare market will enable us to transition our product portfolio as our customers migrate to EMR.  We have identified high-growth segments within the healthcare market that will be positively impacted by EMR and are currently working on strategies for growth in these areas.

The effects of these factors are reflected in decreased units and price, as presented in the following table.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-8%	-8%
Price	-3%	-
	-11%	-8%

We continued to see our existing customers restrict spending which negatively impacted units for the quarter and year-to-date. However, during the quarter, we secured a contract with the largest group purchasing organization (Novation) in the healthcare market.  This contract will provide access to a large customer base previously not served by us.  While we do not expect to see a significant change in revenue before the end of 2009, we do expect a significant increase in 2010 as a result of this contract.

Pricing decreased for the third quarter of 2009.  Pricing on the supply side has stabilized during 2009, leading to less price increases passed on to customers as the year has progressed.  At the same time, price pressures from our customers continued to intensify as they focused on cost reductions.  Additionally, within the healthcare market, we are a supplier to the 6 largest group purchasing organizations.  As part of our supplier agreements, we provide specified discounts to customers that are members of these organizations.  Accordingly, pricing with various member customers decreased during the quarter.  We expect these trends to continue, resulting in an overall price decline for 2009 and into 2010.

Year-to-date cost of sales declined $8.6 million or 6% as compared with 2008.  Unit declines and lower production expenses realized from our cost reduction initiatives reduced costs by 6% and 2%, respectively.  These declines were offset by increased paper costs of approximately 2%.  The year-to-date gross margin percentage remained relatively consistent in 2009 compared with 2008 due in large part to success in our cost containment initiatives.  Gross margin for the third quarter of 2009 was lower due primarily to the declines in pricing.

Operating income year-to-date was down $1.7 million in 2009 compared with 2008, reflecting the lower gross margin of $7.7 million, which was partially offset by reduced selling and administrative expenses of approximately $6 million.  The SG&A reductions resulted from cost reduction actions taken in 2008 and 2009 and a decrease in total SG&A expenses, which resulted in a lower allocation to the segment.

Although we expect to see a significant increase in revenue in 2010 as a result of the Novation contract, we do not expect a material effect on operating profit due to the discounts provided to customers as part of that agreement.

Industrial

Industrial year-to-date revenue declined $14.6 million or 24% in 2009 compared with 2008.  Overall, this segment continues to be negatively affected by the downturn in the economy.  Primary customers are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  As a result, over half of the revenue decline was in our label and technical literature products.  The remaining decline was primarily in our traditional print and document management products.  However, despite the weak economic conditions, we have increased our customer base during 2009.  We expect this to result in a positive revenue trend long-term once consumer spending levels return to normal levels and the housing market stabilizes.  We have also seen encouraging initial market response to our new in-mold labeling product line.  While revenues are currently not material, application development underway with new and existing customers indicates we may see material growth of this product line in 2010.

The weak economic conditions have continued to affect units, as well as price.  The table below describes the estimated changes in revenue attributable to units and price for both the third quarter and year-to-date 2009.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-11%	-26%
Price	1%	2%
	-10%	-24%

During the second and third quarters of 2009, we have seen a reduction in the number and length of our customer’s temporary plant shutdowns in comparison to the first quarter of 2009.  This trend, along with an increase in production forecasts from select customers, resulted in a slight increase in order levels, which helped to lessen the overall year-to-date unit decline.  Price had less of an impact in the third quarter in comparison to the two prior quarters as price increases passed through to customers began to be offset by continued price pressure from customers.

Costs of sales on a year-to-date basis declined $9.0 million or 21% in 2009 compared with 2008.  Lower unit sales reduced costs approximately 23%.  Costs increased approximately 2% due to material prices.  We continued to realize savings from our cost initiatives taken in 2008; however, the savings were offset by increased start-up costs associated with our new Dayton in-mold label plant.  As a result, the gross margin percentages declined for the third quarter and year-to-date.

Year-to-date operating income was down $2.6 million from an operating profit of $1.6 million in 2008 to an operating loss of ($1.0) million in 2009.  The decrease in gross margin contributed to a $5.7 million decline.  This decline was offset by decreased SG&A expenses of approximately $3.1 million, primarily related to reduced selling and administrative expenses as a result of our cost reduction actions taken in 2008 and 2009 and a decrease in total SG&A expenses, which resulted in a lower allocation to the segment.

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

The major elements of the Statements of Cash Flows are summarized below:

	39 Weeks Ended
	September 27,	September 28,
CASH INFLOW (OUTFLOW)	2009	2008
Net income plus non-cash items	$ 40.1	$ 51.2
Working capital	7.8	15.3
Restructuring payments	(5.5)	(0.9)
Contributions to qualified pension plan	(20.6)	(20.0)
Other (1)	(9.0)	(4.3)
Net cash provided by operating activities	12.8	41.3

Capital expenditures	(6.1)	(10.4)
Proceeds from sale of assets	0.6	0.1
Net cash used in investing activities	(5.5)	(10.3)

Net change in long-term debt	1.9	(11.7)
Dividends paid	(9.6)	(20.0)
Other	0.2	0.3
Net cash used in financing activities	(7.5)	(31.4)
Effect of exchange rate changes	0.1	-
Net cash flow	$ (0.1)	$ (0.4)

Memo:
Add back debt paid (borrowed)	(1.9)	11.7
Cash flow before change in debt	$ (2.0)	$ 11.3

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $28.5 million lower in 2009 compared with the same period of 2008.  This decrease was primarily driven by reduced operating profit and higher working capital requirements.

Restructuring payments were also higher in 2009 compared with 2008 as we progressed with the plans initiated in late 2008. Additionally, as a result of the MyC3 Initiative, we have paid additional restructuring costs of approximately $2.2 million this quarter.  We expect additional cash requirements related to this initiative to be in the range of $15 to $17 million, with the majority of this occurring over the next twelve months.

We also contributed $20.6 million to our qualified defined benefit pension plan in 2009 compared with $20 million in 2008.  Final regulations under the Pension Protection Act of 2006 regarding the calculations of our minimum funding requirement were released in October; however, our required mandatory pension funding requirement for 2009 has not been determined at this time.  Based upon preliminary estimates, we do not expect to make any additional contributions in 2009.

Additionally, we experienced higher payouts under our unfunded pension plans due to a large number of retirements that occurred during 2009.

Investing Activities

Capital expenditures totaled $6.1 million thus far in 2009 and are expected to be approximately $10 million for the year.  We expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.  We expect that capital spending in 2010 will increase as a result of the MyC3 initiative.

Financing Activities

On a year-to-date basis, we increased borrowings under our revolving credit facility by $1.9 million, primarily as a result of reduced operating profit.

Dividend payments to shareholders were lower in the third quarter and year-to-date 2009 compared with 2008, as our Board of Directors in February of this year elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning with the second quarter.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

Capital Structure

	September 27,	December 28,
	2009	2008	Change
Total Debt	$ 35.9	$ 34.0	$ 1.9
Less Cash and Short-term Investments	(0.2)	(0.3)	0.1
Net Debt	35.7	33.7	2.0

Equity	47.3	35.0	12.3
Total	$ 83.0	$ 68.7	$ 14.3
Net Debt:Total Capital	43%	49%

Our net debt increased $2 million through the third quarter of 2009, reflecting a $1.9 million increase in borrowings and a $0.1 million decrease in cash reserves.  Net debt represented 43% of total capital at quarter end, compared with 49% at the beginning of the year.  At quarter end, we had $37 million available under our revolving credit facility, compared with $49.8 million at the beginning of the year.  Our available credit declined due to the decrease in our accounts receivable balances, as our level of borrowing is subject to limitations based upon these balances.

We believe that the combination of our internally-generated funds, available cash reserves, and our existing credit facility are sufficient to fund our operations, capital expenditures, restructuring costs, and investments in growth initiatives over the next year.  We believe our credit agreements reside with sound financial institutions, and we have not experienced and do not anticipate any restrictions on our ability to utilize the facility per our agreement.

Our existing credit facility expires in May 2010; therefore, the $35.9 million of debt is classified as a current liability in the accompanying consolidated balance sheet.  We anticipate renegotiating the credit facility later in 2009 or early 2010.  The market and availability of asset-backed loans remains strong despite the recent turmoil within the credit markets; however, the costs associated with loans have increased.  As a result, we estimate that costs associated with any new agreement could be significantly higher than our existing agreement, which at current debt levels could result in increased interest expense of $1.2 to $2.1 million annually.

Contractual Obligations

There have been no material changes in our contractual obligations since year-end 2008 outside the normal course of business.

Our near-term cash requirements are primarily related to funding our operations, restructuring activities, capital expenditures, and pension.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 27, 2009.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of fiscal 2009, there have been no material changes in our internal controls or in other factors that could materially affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

Date: November 4, 2009

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)