Form 10-K
period 2010-01-03
STANDARD REGISTER CO
filed 2010-03-11
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission file number 0-01097

THE STANDARD REGISTER COMPANY

(Exact name of Registrant as specified in its charter)

OHIO	31-0455440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 ALBANY STREET, DAYTON OHIO	45417
(Address of principal executive offices)	(Zip code)
(937) 221-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Common stock $1.00 par value	New York Stock Exchange
Title of each class	Name of each exchange
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

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes[  ]  No[X]

The aggregate market value of all stock held by non-affiliates of the Registrant at June 28, 2009 was approximately $45,239,000 based on a closing sales price of $3.49 per share on June 28, 2009.

At January 31, 2010, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	24,472,416 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 29, 2010.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item

Description

  Page

Item 1.

Business

1

Item 1A.

Risk Factors

     12

Item 1B.

Unresolved Staff Comments

     14

Item  2.

Properties

   14

Item  3.

Legal Proceedings

14

Item  5.

Market for the Registrant’s Common Stock, Related Shareholder Matters and
                                Issuer Purchase of Equity Securities

14

Item 6.

Selected Financial Data

16

Item 7.

Management’s Discussion and Analysis of Financial Condition
                               and Results of Operations

17

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

40

Item  8.

Financial Statements and Supplementary Data

43

Item 9.

Changes in and Disagreements with Accountants on Accounting
                                and Financial Disclosure

76

Item 9A.

 Controls and Procedures

76

Item 9B.

Other Information

77

Item 10.

Directors, Executive Officers, and Corporate Governance

77

Item 11.

Executive Compensation

77

Item 12.

Security Ownership of Certain Beneficial Owners and Management

77

Item 13.

Certain Relationships and Related Transactions, and Director Independence

77

Item 14.

Fees and Services of Independent Registered Public Accounting Firm

77

Item 15.

Exhibits and Financial Statement Schedules

78

Signatures

79

Index to Exhibits

80

Independent Registered Public Accounting Firm’s Report on Supplemental Schedule

82

Schedule II – Valuation and Qualifying Accounts and Reserves

82

PART I

Item 1 – BUSINESS

COMPANY OVERVIEW

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly-traded company that began operations in 1912 in Dayton, Ohio.  Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.  Our principal executive offices are located at 600 Albany Street, Dayton, Ohio 45417 (telephone number:  937-221-1000).

Standard Register is a leading provider of business documents.  We integrate business process workflow, material sciences, manufacturing, and print supply chain management expertise to help our customers optimize their business performance.

In 2009, we transitioned the Company from being product focused to market focused in response to our new vertical market strategy.  We created a management structure with focus on advancing our position within the Company’s three primary markets:  Healthcare, Commercial, and Industrial.  Focusing our efforts on the markets where we have extensive expertise and growth potential allows us to continue to create innovative solutions for our customers and to more quickly adapt to ongoing changes in digital technologies.

Supporting the needs of the new structure required a new approach within our operations and administration.  We aligned our operations and administration into a shared-services structure in order to provide better support and service to our customers and create cost efficiencies.  Manufacturing, engineering, supply chain, warehouse and distribution, and client satisfaction comprise our shared operations.  Finance, organizational effectiveness (formerly human resources), legal, and information technology is included in our shared administration.  We utilize a series of service level agreements to support the needs of our business units, leveraging both internal capabilities and those of partners.

OUR SEGMENTS

As a result of the organizational realignment in 2009, we now operate the following three business units, which were organized based upon their customer base and the primary markets they serve:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial which is comprised of two operating segments: Financial Services and Emerging.  As a result, we now have four operating segments which represent our reportable segments.  We sell most of our products and services across all of our new business units; therefore, our new reportable segments are not based upon any aggregation of the previously reported segments.  An overview of each of our segments follows.

You can read additional information related to revenues and operating profit for each reportable segment for years 2007 through 2009 in Note 17 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Healthcare

Our Healthcare segment accounted for 38.3%, 36.0%, and 34.7% of our consolidated revenues in 2009, 2008, and 2007.  This segment serves the document-related needs of the healthcare market, which is comprised of the following:

Acute Care Providers	Primarily hospitals and integrated delivery networks (IDNs)—defined as groups of healthcare providers
Ambulatory Care Providers	Other organizations providing healthcare such as physicians, long-term care, and outpatient surgery centers
Payors & Managed Care	Organizations that provide some portion of payment for healthcare services such as Humana, Medicare, and HMO’s—sometimes referred to as the insurance sector
Facilitators of Ancillary Services	Providers of ancillary healthcare services that are prescribed by providers or other non-clinical services that directly interact with patients such as pharmacies, laboratories, and clinical staffing

Our primary focus is on acute care providers where we serve 62 percent of U.S. hospitals and 100 of the top 150 integrated delivery networks.  However, we also serve ambulatory care providers, payors and managed care, and facilitators of ancillary services.

We estimate the size of the market opportunity for the Healthcare segment is approximately $1.6 billion, comprised of $1.4 billion for printed forms and other documents and $0.2 billion for patient identification/safety products and workflow solutions.  Given the range of products and services within the Healthcare segment, we determine total market opportunity and our market share for individual products and services and then aggregate them to determine our overall market share.

To determine the market opportunity for printed forms and other documents, we analyzed membership information provided by the top six Group Purchasing Organizations that we serve.  From this analysis, we derived an estimated spend per hospital bed which we multiplied by the number of staffed beds, as reported by the American Hospital Association, to estimate a total market opportunity for these products of $1.4 billion.  We estimate our share is approximately 17%.

We estimated the total market for wristbands based upon the average number of hospital admissions and our own internal analysis of the average number of wristbands per admission.  Our share of this market is approximately 12%.  For secure prescriptions, we estimated the total number of filled prescriptions utilizing a printed secure document based upon prescription data provided by the Kaiser Family Foundation.  We estimate our market share is approximately 14%.

For workflow solutions, we estimate our market share is approximately 18% based upon the number of our technology installs compared to the total number of technology system installs reported by Healthcare Information and Management Systems Society.  In aggregate, we estimate our total market share within the Healthcare segment to be approximately 16%.

Products and Services - We are committed to making a measurable difference in our customers’ business and clinical outcomes.  Customers within the healthcare market seek products and services that improve patient care, reduce costs, create efficient processes, and manage regulatory/industry requirements and risks. A description of our products and services supporting these needs follows:

Documents

Administrative and Clinical Forms – Administrative and clinical forms are the core of our traditional document management offering, from which we derive half of the Healthcare segment’s revenues.  They include an array of forms and documents for managing patient admissions, tests, treatments and discharge, as well as consulting and design services to help hospitals standardize documents, streamline workflow, reduce costs, improve regulatory compliance and prepare for migration to electronic medical records.

Secure Prescriptions – Secure Prescriptions are produced in secure pads, laser sheets and rolls of thermal paper to enable healthcare providers to produce prescriptions on their printers.  We are a recognized leader in document security and an authority on prescription fraud.  We utilize our proprietary inks, substrates, and patented design features to create prescriptions that deter fraud.

Marketing Solutions – We offer design, print and fulfillment capabilities for producing marketing materials.  We bring together components of print, composition, and digital asset and content management technologies to streamline the process of producing and managing marketing communications.  Built on our SMARTworks® technology platform, our web-based solutions offer companies decentralized content management with centralized brand control and the ability to create one-to-one personalized communications.

The Healthcare segment primarily produces brochures, newsletters, direct mail and other collateral for hospitals which use them to promote their services.

Patient Communications – Patient Communications consist of patient billing statements, explanation of benefits, healthcare plan enrollment kits, and related notifications.  We also print patient educational materials about medical conditions, test and treatments, as well as staff training materials and references.

Wristbands & Labels

Wristbands and labels are essential to patient identification and safety.  Our technology gives hospitals the ability to generate labels, wristbands and documentation with barcodes, patient photos and data which help assure the right tests, treatments, and medications are matched with the right patient.

Workflow Solutions

Patient Information Solutions – Patient Information Solutions include software applications, such as SMARTworks® Clinical Enterprise, and services to help hospitals migrate from their paper clinical documents to electronic medical records.  Our platform integrates with the major health information systems currently in use by hospitals.

Market Trends – The Centers for Medicare and Medicaid Services estimate that healthcare spending will double over the next seven years as the population is growing and aging.  With an increasing number of patients, the focus on patient safety, particularly patient identification, bar coding, and bedside point of care, is also intensifying.  These trends are creating increased demand for products and services supporting the healthcare market.

The healthcare market continues to move to electronic medical records (EMR), using fewer traditional paper documents for managing patient information and administrative functions.  With the federal government’s 2004 mandate to move to electronic medical records and the adoption incentives provided through the American Recover and Reinvestment Act (ARRA) of 2009, we expect the use of paper documents to decline at an annual rate of 10 to 15 percent.  The ARRA provides financial incentives through the Medicare program to encourage physicians and hospitals to adopt and use certified electronic medical records in a meaningful way.  Incentives are available for early adopters from 2010 to 2014, with penalties provided for those who do not adopt beginning in 2015.  Penalties are based upon reductions in a provider’s Medicare fee schedule initially of 1%, with penalties increasing each year after 2015 up to a maximum of 5%.  Though the federal government issued “meaningful use” rules in December 2009 to define which investments are eligible to receive the incentive payments, further explanations and clarifications are needed about the complex rules.  As the rules are clarified, adoption rates of EMR may increase.  However, with the complexity of this kind of transition, we anticipate documents will remain into the foreseeable future, creating the need for a hybrid environment.  Therefore, this trend may create additional opportunities for our print-on-demand services, software solutions, and value-added services that help hospitals organize, manage and migrate to an electronic state.

Declining reimbursements, an increasing population of uninsured, and tough economic conditions are placing financial pressures on hospitals, creating increased demand for document services and solutions that reduce cost.  At the same time, hospitals are seeking to differentiate themselves in an increasingly competitive environment, creating more opportunities for marketing services and solutions.

Competition – Our Healthcare segment has a dedicated marketing organization that provides marketing strategy, product development and support, as well as a long history of healthcare experience in process improvement.  In addition, we are the only document management company that has contractual agreements with all six of the major Group Purchasing Organizations (GPOs).  GPOs are large influential service companies that help healthcare providers realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors and other vendors.  Our contractual agreements with the GPOs provide us a competitive advantage with the majority of hospitals and IDNs.

Our principal competitors for forms and printed training and marketing materials are R.R. Donnelley and Sons and WorkflowOne, which are national competitors.  In addition, there are regional direct selling competitors and distributors who source their products from manufacturers of the trade.  Excess production capacity and price competition are prevalent with some printed forms and documents.  The introduction of alternative technologies has reduced industry demand for traditional custom-printed business documents, while a very competitive market has led to price competition.  The service and technology we provide enable us to compete effectively, even with forms where there is greater price sensitivity.  We believe our unique focus on healthcare enables us to have a deep understanding of our customer’s document processes and needs.  We believe this knowledge, combined with our range of products, technology, and services, offers strategic advantages.

We are a leading provider of secure prescriptions to hospitals, though business is highly fragmented with many small, specialized regional printers competing for business.  Our security expertise and reputation are strategic differentiators that hospitals value as prescription abuse and government oversight increases.

Principal competitors for wristbands and labels include St. John Companies, Inc., Precision Dynamics Corporation and LaserBand.  Wristbands and labels are primarily dominated by suppliers with limited offerings and no supporting technology, though technology will become increasingly important as hospitals move to electronic medical records.

No single software competitor dominates the workflow solution products and services.  Service is an important component in competing in this sector.  We believe our extensive experience in healthcare and workflow solutions and the assistance we provide in organizing, managing, and migrating clinical and business forms differentiate us from our competitors.

Backlog – The Healthcare segment’s backlog of orders at January 31, 2010 was approximately $9.2 million compared with $13.5 million at January 25, 2009.  We expect to fill all orders in 2010.

Financial Services

Our Financial Services segment accounted for 27.8%, 28.4%, and 28.0% of our consolidated revenues in 2009, 2008, and 2007.  This segment serves the document needs of the financial services market, which consists primarily of retail banks, insurance carriers, credit agencies, security dealers, insurance agents/brokers, and holding companies.  We focus on major retail banks and large insurance carriers, targeting the top 450 large and mid-market retail banks and the 300 largest insurance carriers.  Currently, two customers account for approximately one third of this segment’s revenue.

The 750 banking and insurance companies that we target have an estimated $2.4 billion in printing and related services spend.  We determined the total market by calculating the average print spend of our major customers per asset dollar, transaction, and/or domestic office and applied this average to public information available for other peer companies within the 750 companies we target.  We estimate our market share is less than 5%.

Products and Services – The financial services market relies on business-critical documents to effectively run their operations, improve the way they communicate with their customers and employees, and mange risks.  Service providers within this market are intensely focused on customer retention, cost management, revenue growth, and creating operational efficiencies.  We offer the following products and services to support these needs:

Documents

Specialized Print – We print a wide variety of high-quality, custom documents.  In certain complex applications, our engineers consult with our customers to identify innovative solutions in the design and protection of these documents. We are an industry leader in document security, utilizing specialized inks, secure papers, unique constructions, and other proprietary security features to defeat attempts to create fraudulent copies or alterations.

Specialized print accounts for the majority of Financial Services revenue and includes the following: traditional business forms such as checks, application forms, deposit slips, and teller receipts.  Also included are official items for banks such as cashier’s checks, money orders, and certified checks.

Customer Communications – We produce transaction documents, customer notices, membership and enrollment documents, and variable communications.  We offer flexibility in document output options, from print and mail, to e-mail, fax, or online presentment.  In addition to traditional printed documents, we also offer a double-sided postcard, which significantly reduces postage costs by allowing institutions to mail at postcard rates versus letter rates.

Examples of transaction documents include billing statements, invoices, explanation of benefits, and check disbursement. Customer notices include account notifications such as insufficient fund notices and regulatory mailings such as rate change alerts.  Examples of membership and enrollment materials include benefits booklets, ID cards, and pre/post-enrollment materials.  Variable customer communications include proposals, letters, and multi-channel marketing materials.  For most of our communications, we utilize digital technology to enable customers to vary the data printed on each page or create fully personalized kits of information.

Marketing Solutions – We produce and fulfill marketing materials primarily consisting of business cards, stationery, brochures, signage, flyers, direct marketing materials, and postcards.

Training Solutions – Our Training Solutions provide customers with complete management of their instructor-led and on-the-job-training programs.  We allow the client to focus on content development, while we handle design through delivery of the materials.  With our consultative approach, design expertise, nationwide network of printing, warehousing and distributions centers, and print-on-demand technology, our customers can simplify the management of course materials, job aides, classroom supplies, and promotional items.

Workflow Solutions

Enterprise Print Management – We assist financial service organizations in managing and assessing the true cost of print-related communications.  We help analyze their complete print spend across their organization and assist them with improving print procurement processes to make better decisions on how, where, and even whether materials are printed. For each customer, we develop an enterprise-wide strategy to manage and reduce document and print related expenses, while helping them manage compliance and mitigate risks.  Our SMARTworks technology platform enables customers to work with multiple vendors and manage digital and variable printing, inventory, and distributions directly from their desktop.

Market Trends – Economic uncertainty and the crisis in the financial markets are sharpening retail banks’ focus on preserving capital and competing for deposits.  Banks and insurance providers are also experiencing increased competitive pressures from ongoing consolidations and nontraditional competitors such as internet-only providers.  In addition, the industry continues to be impacted by advances in digital technologies and the trend in customer preferences to conduct business transactions at ATMs or on the internet.  As financial service providers assess their portfolios, they are focusing on customer retention and making significant moves to reposition their offerings in the market.  The combination of these trends continues to create price pressures and reduced demand for traditional printed documents.   However, as these providers continue to seek more relative customer-specific marketing materials, demand for commercial and digital print is expected to increase.

In response to the economic uncertainties, financial service providers are also focused on cost management and operational efficiencies in their branch and call center operations and back office processing centers.  This trend may create additional opportunities for workflow solutions and the efficiencies and cost-saving benefits they provide.  Additionally, banks may explore potential benefits of outsourcing non-core operations, such as printed communications.  This trend may create additional opportunities for marketing solutions.

In response to expanding regulatory requirements adopted to address corporate scandals, fraud, accounting irregularities, and privacy rights, financial services providers are placing renewed emphasis on the need to maintain the confidentiality of customer data, thereby increasing demand for suppliers with secure controls and safeguards in place to host or process personal data when outsourcing a critical business process.  We are positioned to provide a full range of innovative products to respond to these needs by utilizing our history of expertise in specialized inks, secure paper, propriety document security features, secure printing software, bar codes, and data encryption.

Competition – We have a market-focused approach to solutions development, expertise in security products, and a long history of working with financial service providers.  Combined with our national footprint of sales and production capabilities, we believe these factors create competitive advantages for us.

Our major competitors include national companies such as R.R. Donnelley and Sons, WorkflowOne, and Williams Lea.  As a result of consolidations within the market and an oversupply of traditional printed documents, pricing is very competitive which provides advantages to larger providers.  However, since many of our competitors do not offer complete document solutions, we compete effectively on price by offering end-to-end solutions which create efficiencies in document processes and eliminate costs associated with maintaining multiple vendor relationships.  In addition, while many of our competitors offer similar products, most do not have a strategic focus on the financial services market.  We believe our strategic focus on the financial services market will enable us to be leaders in the development of innovative solutions specific to this market.

Backlog – The Financial Services segment’s backlog of orders at January 31, 2010 was approximately $8.1 million, compared with $11.9 million at January 25, 2009.  We expect to fill all orders in 2010.

Emerging

Our Emerging segment accounted for 24.5%, 25.5%, and 27.7% of our consolidated revenues in 2009, 2008 and 2007. This segment serves the business-to-business or commercial market, which primarily includes retailers, business service providers, wholesalers, transportation services, technology/communication providers, non-industrial manufacturers, and government.  Currently, our primary customers are large diverse retailers, state governments, overnight delivery carriers, business service providers, and wholesale companies.

Products and Services – Customers within the commercial market rely on many forms of printed documents, labels, and related services to run their operations and communicate with customers, employees, and stakeholders. We support this market by providing the following products in ways that increase organizational efficiencies, decrease costs, mitigate risks, and increase revenue growth potential.

Documents

Specialized Print – Specialized print primarily consists of the following: traditional business forms such as purchase orders, shipping documents, invoices, and government publications; secure documents such as check stock, vehicle registrations and titles, birth/death certificates, and college transcripts; and pressure sensitive decals such as window stickers for parking and registration, and vehicle registration decals.

Customer Communications – We provide sophisticated digital print and mail services in combination with our sourcing and kitting solutions enabling our customers to communicate more effectively with their constituents.  We focus on providing statement and billing documents, check disbursement, and transactional documents.

Marketing Solutions – We produce direct marketing materials, brochures, signage, and flyers.  In addition, we purchase commercial print as a service to our customers, utilizing expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third-party commercial printers.

Training Solutions – We produce and fulfill job training materials enabling our customers to focus on content development, while we handle the designing, printing, assembling, and distribution of the materials.

Labels

We produce a variety of labels which are primarily used as part of internal business processes such as shipping and distribution labels.

Market Trends – The introduction of alternative technologies has reduced industry demand for traditional custom printed documents, while a very competitive and oversupplied market has led to price competition.  The combination of improved digital printing devices and more sophisticated workflow software is transforming an industry once dominated by long-run offset production to one characterized by shorter, digitally printed runs.  As a result, investments in digital color management and production technologies will be vital to maintaining a competitive product portfolio within the industry.

Weak economic conditions and high unemployment rates continue to have a negative impact on our customers.  Reduced demand has resulted in consolidations and divestitures as a means to control costs and create efficiencies.  For many of our customers, especially our business services customers, revenues are driven by transactional volume which many times directly relates to unemployment rates.  Although we have seen signs of improvement in general economic conditions, unemployment rates remain high and typically lag behind other indicators.

Economic uncertainty, driven by the financial crisis, has also created global volatility and consumer anxiety in the retail markets.  As a result, consumers are narrowing their purchases to necessities, affecting retailer demand as well as wholesale demand.  Discretionary spending remains under pressure, so retailers are responding with enhanced value propositions. Additionally, in-store marketing is on the rise, which we expect to result in declines in the amount of traditional advertising. Retailers are also investing in their websites to set them apart from their competition.  These trends may create additional opportunities in marketing and customer communication solutions.

We are seeing a transformation currently underway throughout government with a trend toward more outsourcing and updating of technology.  According to the Department of Labor statistics, the U.S. government is the largest consumer of print, with nearly 57 percent spent on documents and services that we have the capability to produce or source.  We expect heavy reliance on our core printed documents to remain intact.  Issues surrounding national security, immigration reform, and identity protection all create opportunity for us to leverage our intellectual property in the document security space.

The number of organizations outsourcing their document management programs is projected to double over the next two years to nearly 30 percent.  Customers are migrating to fewer suppliers and more strategic relationships creating opportunities for the providers who can provide a complete portfolio of solutions.

Competition – Our principal competitors include R. R. Donnelley and Sons, WorkflowOne, regional printers, and print distributors.  Highly focused application specialists continue to evolve in the market.  In addition, many local and regional printers have quick turnarounds and may be preferred by marketing departments because they can maintain better control over timing and output.  These factors contribute to a highly competitive environment for most of our product offerings.

Pricing is also eroding in product lines that are being commoditized, and a new class of “super brokers” is leveraging over capacity in the market to drive prices downward.  As a result, there is significant price competition in traditional print products.

We are responding to these competitive threats by focusing our go-to-market strategy on very specific markets where we have the ability to drive innovation and value based on our manufacturing, sourcing, and national distribution footprint. We are experts at solving the needs of our customers through creative problem solving and strategic partnering.  We expect to continue investing in digital technologies and capabilities to enable us to maintain a portfolio of solutions that continues to make us relevant to customers.

Backlog – The Emerging segment’s backlog of orders at January 31, 2010 was approximately $13.2 million compared with $19.3 million at January 25, 2009.  We expect to fill all orders in 2010.

Industrial

Our Industrial segment accounted for 9.4%, 10.1%, and 9.6% of our consolidated revenues in 2009, 2008, and 2007.  This segment primarily provides printed production parts to the industrial manufacturing market and operates under the trademark Industramark™.  Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.

There are over 280,000 manufacturing companies in the U.S. producing millions of different products.  All of these companies can be divided into 20 major categories of products, also known as the Standard Industry Classification (SIC) codes.  Industries offering the best fit for our Industrial segment include those with SIC codes of 23-26 and 28-39.  These industries range from apparel, wood and furniture products to rubber, plastic, and metal products and industrial machinery and equipment.  We focus on companies that produce hard goods with multiple manufacturing facilities, particularly companies that have a centralized sourcing model and value technical expertise and high levels of service.

Our goal is to become the printed production parts leader and supplier of choice for multi-site manufacturers.  The size of the market opportunity in North America is estimated to be $5.4 billion based upon U. S. Census data for total shipments of manufactured durable goods, and we believe our current market share is approximately 1.2%.  We determine market share by comparing our revenues against the U. S. Census Bureau’s durable goods shipment dollars multiplied by a factor of 0.0024. The 0.0024 factor represents the estimated value of our products and services as a percentage of the overall durable goods shipments, based on an analysis of our key customers’ total print spend.  Estimates of total customer print spend are difficult to determine; therefore, our actual market share could be different.

Products and Services – The manufacturing environment is characterized by large numbers of stock keeping units (SKUs), high obsolescence, little coordination between facilities, and many time-consuming processes.  Additionally, manufacturers place heavy emphasis on consumer safety and compliance.  These factors create unique needs related to printed production parts.  We assist manufacturers with compliance standards, simplify their processes, and manage changes within their operations by offering the following products and services:

Labels

Functional Labels – Functional labels are placed on the product to instruct or warn the purchaser, operator, or installer of the product.  They may include decorative elements, such as company logos, but their primary purpose is to provide information.  They typically have limited colors and very basic artwork.  Examples of functional labels include ANSI-compliant warning labels, UL listing labels, operating instruction labels, nameplates and serial number labels.

Decorative Labels – Decorative labels are placed on a product to decorate or to identify the manufacturer and model number of the product.  Their primary purpose is to enhance the appearance of the product.  They are typically four-color process print with high quality graphics.  Examples of decorative labels include manufacturer logos, model numbers or names, decorative trim such as pin-striping, simulated wood grain, or other decorative elements.

In-Mold Labeling and Decorating – For functional and decorative labels on plastic and rubber manufactured parts and products, in-mold labeling and decorating provides for a permanent, durable and flexible labeling solution.  Through patented Grafilm®  technology, in-mold labeling and decorating allows manufacturers to enhance the appearance of their products by expanding available decoration space, even on curved, contoured or textured parts.  In-mold labels bond with the molded part and are permanent and non-removable, providing manufacturers with safety labeling, branding and decoration that lasts the life of the product.

Services – With decades of combined experience, our technical support professionals are experts in the latest materials for printed production parts.  We ensure that the most effective and cost efficient material is used on all functional and decorative labels.

We offer the industry’s only comprehensive national program for design, sourcing and inventory management of printed production parts.  Our customer service team is made up of specialists who fully understand the needs of industrial manufacturers.  They understand the form, fit and function of printed production parts, as well as the importance of these parts to the manufacturer’s products.  They coordinate engineering changes with designers, engineers, production and others, and assist in maintaining the electronic parts catalog.  They optimize the customer’s inventory investment to ensure the appropriate level of service is maintained with the lowest inventory investment possible.  This enables the business unit to partner with industrial manufacturers and support their global operations through process improvement, cost reduction, and administrative enhancements.

Our professional design team has the ability to work across multiple platforms, including CAD-based systems.  We offer full graphic capabilities and electronic cataloging for reorders, ensuring uniformity of all parts.  Our professionals are fully conversant with current compliance requirements.  We provide this valuable service to industrial manufacturers who may lack the internal resources, by providing appropriate symbology, compliant artwork, and engineering drawings and specifications.

With competency in more than 30 languages, we also support the global needs of industrial manufacturers, communicating vital information, such as that found on hazard warning labels, product identification labels, wiring diagrams and other labels.

Workflow Solutions

We offer proprietary inventory management software that consolidates and eliminates SKUs and aides in reducing manufacturers’ costs.

Documents

Technical Literature – Technical literature is usually shipped with a product and is used to instruct the purchaser, installer, or operator in the proper use and care of the product.  Examples of technical literature include owners’ manuals, installation manuals, product registration cards, quick start guides and wiring diagrams.  They are typically black and white printed documents, although some manufacturers use color to increase the effectiveness and enhance the appearance.

Training Solutions – Training solutions consist of printed training materials for industrial products regarding the proper use or operation of the products.

Marketing Solutions – Marketing solutions include printed brochures and product literature provided to dealers and potential end users of industrial products.

Market Trends – Multiple compliance and legal requirements, a focus on consumer safety, and increased interest in enhancing the marketing potential related to industrial products is driving an increase in consumer and industrial end-use applications for labels.  Combined with an expected increase in the number of industrial products produced as the population grows, the market for functional labels, decorative labels, and technical literature in North America is projected to exhibit steady growth in the long term.

In the short term, the weak U.S. economy has forced manufacturers to significantly reduce production in response to decreased consumer demand.  Industrial manufacturing production levels are strongly correlated to housing starts and construction spending, which have been negatively impacted due to the economic turmoil in 2009.  As a result, growth in these products may be delayed until consumer demand and construction spending return to normal levels.  Weak economic conditions have also created intense pressure on pricing.

Technologies such as bar code, radio frequency identification, internet-based commerce, digital presses, and environmentally-friendly adhesives and inks continue to advance.  Customers will seek products utilizing these technologies as costs related to their application decline to acceptable levels, requiring providers to continue to make selective investments to remain competitive.

Competition – The Industrial segment has a dedicated marketing team that provides product development and support, strategic marketing, alliance development, and marketing communications.  We are the only printed parts supplier in the industrial market with all of the following capabilities:

•

National distribution footprint that supersedes local and regional competitors

•

National sales team that enables internal compliance and control for large, multi-site customers

•

Focus on process improvements and cost out programs for customers

•

Production and distribution facilities in both the United States and Mexico, providing the same level of support to all our customers’ operations, no matter where they are located

The market is dominated by local and regional competitors, with no competitor owning more than 5 percent of the market. Our principal competitors include R. R. Donnelley and Sons and Avery Dennison.  In addition, we compete against local and regional manufacturers and distributors.  We compete by offering extensive expertise in industrial label applications, a national footprint, and a complete printed production parts solution.  However, the market is extremely competitive, and suppliers offering favorable pricing effectively compete with our offerings.

Backlog – The Industrial segment’s backlog of orders at January 31, 2010 was approximately $5.1 million compared with $7.4 million at January 25, 2009.  We expect to fill all orders in 2010.

WAREHOUSING AND DISTRIBUTION

Many of our custom printed documents are warehoused for subsequent delivery to our customers in the quantity, time, and place of their choosing.  We provide a network of distribution centers across the country which allows us to service customers with multiple locations.  Inventory control, reporting, and reorder are provided in a module of our proprietary SMARTworks document management system that resides on the customer’s desktop.  Revenue derived from these services is attributed to all of our segments based upon the customer and market being served.

SALES CHANNELS

Each of our primary markets has devoted sales channels specific to the market.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

•

Geographically-based direct sales forces that focus on the retention, expansion and acquisition of middle market to larger accounts

•

Inside-sales/telesales channels that focus on the retention and expansion of supplies and specialized product offerings to smaller accounts or remote geographies where our direct sales force cannot be cost effective

•

Business development groups that focus on the acquisition of new business

•

A specialized technology sales group that focus on the acquisition of new technology business and supports direct sales teams in selling software and systems integration

•

E-commerce websites for selling commonly used items and supporting smaller customers where our direct sales forces cannot be cost effective

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

OUR RESEARCH AND DEVELOPMENT

During 2009, we spent $4.8 million on research and development compared with $4.6 million and $4.9 million in 2008 and 2007. Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production, as well as the integration of new technologies available in the marketplace.

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

We have participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  Our involvement is a result of waste materials allegedly contributed to the Pasco Site from discontinued manufacturing operations conducted by UARCO Corporation at Roseburg, Oregon.  UARCO was purchased by Standard Register in 1998.  UARCO was also a PRP at the Pasco Site and participated in the initial investigation and related studies.  The Washington State Department of Ecology is the regulatory agency with jurisdiction over the Pasco Site remedial action.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy which has caused an increase in our projected costs associated with the interim stage and expected final remedy.  Agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $2.4 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $0.3 million, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.

In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will be held liable for participating in remediation actions.  A remedial investigation and feasibility study has been conducted by the VLSG which indicates a range of viable remedial approaches.  At this very early stage, a final remediation approach has not been selected and we have accrued the estimate of our obligation based on the most cost- efficient approach.  We have an undiscounted long-term liability of $2.0 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  Our estimate does not include any amount that we may ultimately have to pay should GM not be required to fund their allocated portion of the environmental remediation costs.  Depending on the final remedy agreed upon, the participation of GM and other PRPs not currently in the VLSG, and the final agreed upon allocation, it is possible our estimate could change in the future.

OUR EMPLOYEES

At January 3, 2010, we had approximately 2,900 employees.

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

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  All statements regarding our expected future financial condition, revenues or revenue growth, projected costs or cost savings, cash flows and future cash obligations, dividends, capital expenditures, business strategy, competitive positions, market shares, growth opportunities for existing products or products under development, and objectives of management are forward-looking statements that involve certain risks and uncertainties.  In addition, forward-looking statements include statements in which we use words such as “anticipates,” “projects,” “expects,” “plans,” “intends,” “believes,” “estimates,” “targets,” and other similar expressions that indicate trends and future events.  These forward-looking statements are based on current expectations and estimates.  We cannot assure you that such expectations will prove to be correct.  The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Because such statements deal with future events, actual results for fiscal year 2010 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors that follow.

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

The increasing sophistication of software, internet technologies, and digital equipment combined with our customers’ general preference, as well as governmental influences, for paperless business environments will continue to reduce the number of printed documents sold.  Moreover, the documents that will continue to coexist with software applications will likely contain less value-added print content.

Many of our custom-printed documents, such as purchase orders, checks, and statements, help companies control their internal business processes and facilitate the flow of information.  These applications will increasingly be conducted over the internet or through other electronic payment systems.  The predominant method of our clients’ communication to their customers is by printed information mailed to their homes or offices.  As their customers become more accepting of internet communications, our clients may increasingly opt for the less costly electronic option, which would reduce our revenue.

Additionally, our Healthcare segment contributes significantly to our operating profit and derives approximately half of its revenues from providing printed clinical documents and forms.  The federal government has passed regulations to promote adoption of electronic medical records by 2015, which is expected to accelerate the migration away from paper-based forms and decrease demand for these products.

The pace of these trends is difficult to predict.  These factors will tend to reduce the industry-wide demand for printed documents and require us to gain market share to maintain or increase our current level of print-based revenue.

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

Digital technology poses less of a threat to some of our traditional products such as labels and secure documents, and we will continue to invest in an effort to grow the sales of these products.  We opened a manufacturing plant in Mexico to supply labels to our customers who manufacture there.  We have limited experience in operating a manufacturing facility outside of the United States and may have difficulty with the cultural and administrative aspects of this venture, which could unfavorably impact our margins.  We also opened a label plant in Dayton, Ohio which will supply our new In-Mold Labeling and decorating product.  We believe this innovative product line is positioned for growth.  However, market acceptance of this product could be slower than expected or actual demand could be lower than anticipated which could negatively impact our margins in the near term.

As a result of our organizational realignment around our vertical market strategy, we are focusing our efforts on transforming our product portfolio and becoming a market-focused innovator.  We intend to extend our solutions and services to deliver business process optimization, digital document migration, data services, and identification, marking and security expertise. The transformation of our product line will require time and substantial investments in technologies and expertise.  Our efforts to transform our portfolio may be limited or slowed by our ability to fund necessary investments.  Due to the variability and uncertainty regarding the rate of decline for traditional print products, we may not be able to transform our product line quickly enough to offset the continuing declines in traditional print, which could negatively impact our margins.

We may make larger contributions to our pension plans in the future, diverting cash from other corporate purposes.

Our qualified defined benefit pension plan has shifted from overfunded to underfunded, largely as a result of poor stock market returns in 2001, 2002, and 2008, that significantly reduced the market value of our pension plan assets.  We had been making voluntary contributions to our pension plan over the past several years, and in 2008 were subject to mandatory contributions of $20 million.  As a result of new pension legislation, minimum funding requirements have increased. Currently, our minimum funding is estimated to be $15 million, $35 million, and $44 million in 2010, 2011, and 2012.  We anticipate making contributions in excess of the minimum to reduce minimum contributions required in later years.

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

Over the past several years, we have undertaken several actions designed to restructure our business, reduce future operating costs, and dispose of excess assets.  These actions have included reductions in workforce, dispositions of assets, plant and office closures, and internal reorganizations of our sales force.  As a result of the MyC3 Initiative, additional restructuring actions were approved late in 2009.  The combined effect of recent restructuring actions could be disruptive to our business.  Reductions to headcount and other cost-cutting measures could result in the loss of technical expertise that could adversely affect our strategic plans and development of new products and services.  In addition, substantial changes in the way we conduct business could have unintended adverse effects on our ability to serve our customers.

Failure to attract and retain qualified personnel may result in difficulties in managing our business effectively and meeting revenue objectives.

If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may not be able to manage our business effectively.   In particular, success in meeting our revenue and margin objectives depends in large part on our ability to attract, motivate, and retain highly-qualified personnel in sales.  Competition for people is intense and there can be no assurance that we will be successful in attracting, motivating, and retaining such personnel.

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

Item 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

Item 2 – PROPERTIES

Our corporate office is an owned facility located in Dayton, Ohio.  In addition, as of January 3, 2010, we lease or own 31 production facilities and lease one separate warehouse facility.  Ten of our production facilities also have warehouse facilities.  All facilities are located in the United States, with the exception of one production facility located in Mexico. The majority of our products are produced in one of our production facilities; unique products are sourced from one of the Company’s preferred suppliers.  Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.

Item 3 – LEGAL PROCEEDINGS

We have no material claims or litigation pending against us.

Item 4 – Not applicable

PART II

Item 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2009
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 8.92	$ 3.72	$ 5.05
2nd	$ 0.05	$ 6.03	$ 3.33	$ 3.49
3rd	$ 0.05	$ 5.45	$ 2.62	$ 5.31
4th	$ 0.05	$ 8.43	$ 4.50	$ 5.10

2008
Quarter	Dividend	High	Low	Last

1st	$ 0.23	$ 11.66	$ 7.52	$ 7.52
2nd	$ 0.23	$ 11.88	$ 7.17	$ 9.43
3rd	$ 0.23	$ 11.61	$ 8.47	$ 10.54
4th	$ 0.23	$ 10.06	$ 4.78	$ 9.24

Approximate Number of Holders of Common Stock - On January 31, 2010, there were 2,280 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

Dividends - We expect to continue paying quarterly cash dividends in the future; however, the amounts paid, if any, will be dependent upon earnings and the future financial condition of the Company.  See further discussion under “Liquidity and Capital Resources” on page 38.

There were no repurchases of our common stock during the fourth quarter of 2009.  Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Performance Graph

The following performance graph presents our cumulative total shareholder return on our common stock from December 31, 2004 to each of the years ending 2005, 2006, 2007, 2008, and 2009.  Each year’s ending value is calculated as follows:

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

The Company uses the S&P SmallCap 600 Industrial Index and the S&P 500 Index.  There were 94 companies in the S&P 600 Industrial Index on December 31, 2009, including Standard Register.

[PERFORMANCE GRAPH ATTACHED IN PDF FORMAT]

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2009	2008	2007 (a,b)	2006 (b,c,e)	2005 (b,d,e)	2004 (b,d,e,f)
SUMMARY OF OPERATIONS
Revenue	$694,016	$ 791,076	$ 865,432	$ 894,291	$ 890,069	$ 878,222
Cost of sales	473,446	540,274	593,118	602,933	605,245	585,908
Gross margin	220,570	250,802	272,314	291,358	284,824	292,314
Operating expenses	240,884	234,131	281,514	281,574	262,144	297,731
Interest expense	1,197	2,220	3,763	2,285	2,465	2,643
Investment and other income	390	285	208	228	499	113
Income tax (benefit) expense	(8,724)	7,905	(5,176)	4,500	10,378	(4,239)
(Loss) income from continuing
operations	(12,397)	6,831	(7,579)	3,227	10,336	(3,708)
Loss from discontinued
operations	-	-	(752)	(4,922)	(9,487)	(39,330)
Gain (loss) on sale of discontinued
operations	-	5	1,026	(10,044)	550	12,820
Net (loss) income	$(12,397)	$ 6,836	$ (7,305)	$ (11,739)	$ 1,399	$ (30,218)
DILUTED PER SHARE DATA
(Loss) income from continuing
operations	$(0.43)	$ 0.24	$ (0.26)	$ 0.11	$ 0.36	$ (0.13)
Loss from discontinued
operations	-	-	(0.03)	(0.17)	(0.33)	(1.38)
Gain (loss) on sale of discontinued
operations	-	-	0.04	(0.35)	0.02	0.45
Net (loss) income	$(0.43)	$ 0.24	$ (0.25)	$ (0.41)	$ 0.05	$ (1.06)
Dividends paid	$0.38	$ 0.92	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$1.46	$ 1.21	$ 3.88	$ 4.13	$ 6.01	$ 7.21
YEAR-END FINANCIAL DATA
Current ratio	1.5 to 1	2.0 to 1	2.3 to 1	2.1 to 1	2.1 to 1	1.3 to 1
Working capital	$55,840	$ 86,415	$ 111,420	$ 116,456	$ 113,855	$ 63,216
Plant and equipment	$85,740	$ 102,071	$ 110,975	$ 119,339	$ 129,989	$ 147,160
Total assets	$379,721	$ 413,377	$ 420,966	$ 452,079	$ 475,912	$ 542,973
Long-term debt	$-	$ 33,840	$ 51,988	$ 41,021	$ 34,379	$ 867
Shareholders' equity	$42,154	$ 34,969	$ 111,379	$ 118,070	$ 173,355	$ 205,308
OTHER DATA
Number of shares
outstanding at year-end	28,864,151	28,786,354	28,727,177	28,621,104	28,833,939	28,494,239
Number of employees	2,900	3,100	3,400	3,760	4,000	4,100
Capital expenditures	$8,844	$ 17,330	$ 21,575	$ 22,906	$ 20,224	$ 23,228

Note: Balance sheet data for 2004-2006 does not reflect Digital Solutions and InSystems as discontinued operations.
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

•

Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition and contractual obligations.  This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2009, 2008, and 2007 refer to the 53-week period ended January 3, 2010, and the 52-week periods ended December 28, 2008, and December 30, 2007.

OVERVIEW

The Company – We are a leading provider of business documents and related services.  We partner with our customers to manage, control, and source their document and print-related spending.  We not only produce printed documents, but we also help companies migrate from paper-based to digital processes by providing innovative tools to manage the entire lifecycle of their documents from concept to delivery.  To accomplish this, we provide products and services including:  printed forms and documents, labels, workflow and software solutions, warehousing, and distribution.

We make a measurable difference for our customers by helping them achieve their desired business outcomes by assisting them with reducing costs, transitioning to more efficient processes, effectively managing their risks, meeting their regulatory and industry requirements, and driving their business growth.

Our operations include four reportable segments based upon the primary markets we serve:  Healthcare, Financial Services, Emerging, and Industrial.

Our Business Challenges – We are engaged in an industry undergoing fundamental changes.  Technological advances have made electronic distribution of documents, internet hosting, digital printing, and print on demand valid, cost-effective alternatives to traditional custom-printed documents and customer communications.  In addition, the downturn in the economy and turmoil in the credit markets in 2008 and 2009 have created highly competitive conditions in an already over-supplied, price-competitive industry. Thus, we believe our Company is facing the following key challenges:

•

Transformation of our portfolio of products

•

Excess production capacity and price competition within our industry

•

Future pension funding requirements and amortization of actuarial gains and losses

•

Economic uncertainties.

The following is a discussion of these business challenges and our strategy for managing their effect on our business.

Transformation of our portfolio of products – Traditional business documents are essential in order to conduct business. However, many are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our current product line.  The same digital advances also introduce new opportunities with significant growth potential for us, such as print-on-demand services and product offerings that assist customers in their transition to digital business environments.  We currently have many innovative products, such as our healthcare wristbands, secure document solutions, and industrial in-mold labeling, which address important business needs and are positioned for growth.

During the second half of 2008, we began the process of evolving into a market-focused innovator.  In 2009, we transformed from a product-driven company to one focused on the key markets we serve.  We aligned management roles and resources to create an intense focus on customer needs within our four primary markets.  We believe our extensive expertise within our markets combined with increased focus on targeted solutions for those markets will differentiate us from our competitors and produce growth opportunities outside of traditional printed documents.  Transforming our product portfolio to continue to provide innovative, valuable solutions to our customers on a proactive basis will require us to make substantial investments in new and existing technologies and to develop key strategic business relationships.

The MyC3 Initiative

To continue our transformation, we launched an ongoing company-wide review of business practices and growth acceleration opportunities in 2009 designed around the priorities of client satisfaction, cost reduction, and increased market coverage that we called MyC3.  The intent of MyC3 is to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.  The MyC3 Initiative is being conducted with the assistance of a third party specializing in driving earnings growth through employee collaboration.  As a result of this intensive process, we plan to:

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

Implementation of ideas generated through the MyC3 Initiative will continue through 2011, with a majority of the plans to be executed in the next 12 months.  When fully implemented, we expect to achieve annualized cost savings between $30 and $40 million through a combination of workforce reduction, strategic closure of production and distribution facilities, revenue generation, and other efficiency initiatives.

Part of the MyC3 savings will be used to help fund the investments required to transform our current product portfolio.  We are also currently negotiating a new credit facility and expect to be able to increase our borrowing availability, giving us access to additional capital, if needed, to support necessary investments.  In addition, we believe our strategic focus on and in-depth expertise in our primary markets provides us a competitive advantage and will enable us to forge necessary business relationships to aid in expanding and transforming our product offerings.

Excess production capacity and price competition within our industry – Paper mills have continued to manage production capacity through downtime and closures in order to maintain or increase paper prices.  In 2009, we saw our material prices stabilize as depressed economic conditions dampened paper mill efforts to continue price increases.  However, we expect paper mills to continue managing paper prices, especially as the economy strengthens, and have seen indications that paper prices may even be increasing as early as the first quarter of 2010.

Despite a competitive marketplace, we have generally been able to pass through increased paper costs, although it often takes several quarters due to the custom nature of our products and our contractual relationships with many of our customers.  We expect this trend to continue; however, weak economic conditions may limit our success at recovering all of our increased costs, potentially resulting in lower margins on products we sell.

Additionally, poor economic conditions have increased price competition within our markets.  Due to an already over-supplied market, an increase in pricing concessions has resulted in order to remain competitive and maintain existing customer base.

To counteract these trends, we implemented restructuring actions in 2008 to reduce our annual operating costs.  We eliminated approximately 175 positions throughout the company, integrated several print centers with distribution warehouses, selectively closed print centers and distribution warehouses, and redesigned our sales support infrastructure. We also implemented other cost reduction initiatives targeting purchasing costs and other non-compensation expenditures. Our success in these actions has enabled us to largely maintain our gross margin percentages despite substantial declines in revenue.  We are continuing to further refine our operations and cost structure through the MyC3 process and the resulting restructuring actions initiated at the end of 2009.  We expect the additional cost savings and operational efficiencies created as a result of these actions to allow us to maintain and improve our competitive position in the future.

Future pension funding and loss amortization – During 2001, 2002, and most recently in 2008, our qualified pension plan became underfunded due to weak stock market returns and historically low long-term interest rates.  The amortization of these asset losses plus other actuarial losses has resulted in significant pension loss amortization in recent years – equivalent to $0.31 per share in 2009, $0.42 per share in 2008, and $0.55 per share in 2007.  We expect this trend to continue and that pension loss amortization will continue to materially impact our operating profit in future years.  Based upon current estimates of funding, asset performance, and interest rates over the next three years, we project pension loss amortization to be $18.7 million in 2010, $20.9 million in 2011, and $23.0 million in 2012. However, due to the high degree of variability and uncertainty regarding the assumptions used to determine these amounts, actual results could differ significantly from those expected.

The Pension Protection Act of 2006 became effective in 2008 and increases the minimum funding requirements for our qualified pension plan.  Based upon the new requirements and the recent decline in the value of our pension assets, our minimum funding is estimated to be $15 million in 2010, with minimum funding requirements in 2011 and 2012 estimated to be $35 million and $44 million.  We anticipate making contributions in excess of the minimum in order to lower required minimum contributions in later years.  Therefore, we are estimating that actual cash contributions will be $29 million in 2010 and $35 million in 2011 and 2012.  Currently, there is proposed legislation working through Congress that may change the funding rules to provide funding relief; however, at this time we are unable to determine what effect this legislation may have on our required contributions or the likelihood of its passage.  Our estimates of minimum funding requirements are also dependent upon assumptions, such as investment returns and interest rates, having a high degree of variability and uncertainty, as evidenced in the recent economic climate.  Unexpected gains or losses in asset values or changes in factors affecting interest rates could materially impact the actual required contributions.

In response to these challenges, in 2008 we modified our qualified and non-qualified defined benefit pension plans.  As a result, participants in these plans ceased accruing additional pension benefits in July 2008, and the final pension amounts were based upon pay and service through June 29, 2008.  The Company match in the 401(k) savings plan was increased for the affected employees.  The effect of these actions eliminated pension service costs for these plans for 2009 and beyond, resulting in annualized net savings of approximately $4 million in retirement costs.  In addition, some variability in the actuarial gains and losses of these plans were eliminated as estimates of service periods and compensation levels are no longer required since plan benefits have essentially been frozen.

Despite these changes, settlement of our pension obligations will still present uncertainty and variability in our financial results in future years, with the ultimate outcome determined by actual asset performance in our qualified plan, interest rates, and the level of our pension contributions.

Economic uncertainties – As a result of the recessionary conditions in 2008 and 2009, the economic climate has been volatile and challenging.  Decreased demand and intense price competition resulted in significant declines in our revenue. Although we have seen slight improvements in some economic indicators within our markets, unemployment rates and other leading indicators such as housing starts continue to be strained.  A weak job market combined with constrained bank lending may continue to hamper substantial growth over the next year.  While we cannot predict the pace of the economic recovery, we believe consumer spending and the resulting increases in our customer’s production levels may be slow to rebound.

These uncertainties create challenges to achieving revenue growth and increasing profitability in the short term.  As a result, we are highly focused on customer retention and expansion.  During 2009, revenue declines were partially offset by increases in our customer base across all of our markets, as well as increased sales in some of our growth-targeted products. We attribute these improvements to our new market-focused sales strategy and expect this trend to continue, although declines in revenue attributable to the weak economic conditions may continue to outpace these gains over the next year. We also continue to evaluate our operations and costs and to implement necessary plans to achieve operational efficiencies and maintain our profit margins.  We have a proven history of achieving projected cost savings on our initiatives and expect this trend to continue.

Our Focus – In 2009, our focus was on increasing our client coverage and satisfaction, relentless pursuit of cost reduction, and generating positive cash flow.  As a result of aligning our organization around our key markets, solidifying our go-to-market strategy, and the MyC3 process, we have made substantial progress in these areas.  Building on this success, our 2010 priorities include the following:

•

Organizational excellence

•

Client loyalty

•

Relentless pursuit of cost reduction

•

Intense governance for return on investment

•

Innovation

Organizational excellence – Our realignment in 2009 around vertical markets has enabled us to focus our efforts on providing valuable solutions to markets where we are trusted industry leaders and have extensive understanding of document-related needs.  In 2010, our goal is organizational excellence.  We will strive for organizational excellence by continuing to advance our market focus, building a strong marketing organization for each of our four operating segments, further refining our shared services capabilities, and optimizing our customer service centers.

Client loyalty – Our intense focus on our customers’ needs is intended to foster customer loyalty, and we have developed processes and tools to assist in building loyalty, extending our relationships, and measuring and ensuring customer satisfaction.  We will also be sponsoring market-focused customer symposiums during 2010 to further enhance our understanding of customer needs and how we can serve them.

Relentless pursuit of cost reduction – We will continue to critically evaluate costs and improve productivity in order to stay cost competitive and most importantly, generate positive cash flow.  The MyC3 process will be an integral part of continuing our goals in this area.

Intense governance for return on investment – We expect to continue to scrutinize capital expenditures to ensure alignment with corporate priorities and earnings improvement initiatives and have advanced the governance process over this key area.  We will also implement processes that promote periodic reviews of the success of cost initiatives, ensuring we continue to realize expected savings. We expect these measures to allow us to weather the current economic challenges and position us for growth as the economy strengthens.

Innovation – One of the keys to our future success will be our ability to deliver innovative products and services that meet anticipated needs and solutions specific to our customers.  As a result, each business unit has been tasked with innovation objectives.  We plan to leverage our patented intellectual property and integrate our core technology and material science capabilities into new research and development opportunities.  We also plan to leverage third-party insight to drive higher levels of performance.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions discussed below for the pension plan, fair value measurements, deferred taxes, inventories, and environmental liabilities generally do not affect segment results.  However, changes in revenue recognition and share-based compensation expense (through an allocation of corporate expenses) could impact individual segment results.

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

Discount rate – One of the principal components of calculating the projected benefit obligation and certain components of pension benefit costs is the assumed discount rate.  The discount rate is the assumed rate at which future pension benefits could be effectively settled.  The discount rate established at year end for the benefit obligations is also used in the calculation of the interest component of benefit cost for the following year.  Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due.

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

Our non-qualified pension benefit plans are unfunded plans and have no plan assets.  Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.

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

We review the assumptions used to account for our pension obligations and benefit cost each fiscal year end.

Weighted-Average Assumptions

Projected benefit obligation	2009	2008
Discount rate used for pension obligations	5.80%	5.75%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease the pension obligation recorded by approximately $38.2 million.

•

A 1% decrease in the discount rate would increase the pension obligation recorded by approximately $45.4 million.

Net periodic pension benefit cost	2009	2008	2007
Discount rate (1)	5.75/7.0%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

(1) The discount rate was 5.75% through March 1, 2009 and 7.0% April through December 2009 due to settlements that occurred on March 1, 2009.  As a result, pension expense was adjusted to reflect the updated discount rate at that time.

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease pension cost by approximately $3.0 million.  A 1% decrease in the discount rate would increase pension cost by approximately $3.4 million.

•

A 1% increase or decrease in the expected long-term rate of return on plan assets would decrease or increase pension benefit cost by $2.9 million.

We currently have approximately $161.2 million of actuarial losses related to our pension plans that will be amortized to expense in future years.  We previously expected that amortization expense would continue to trend lower in 2009 and thereafter.  However, as a result of the significant asset and liability losses in 2008, we expect amortization expense to trend higher based on current estimates of funding, asset performance, and interest rates.  Due to the high degree of variability and uncertainty in these assumptions, actual results could differ significantly.

The long-term rate of return on plan assets we expect to use to determine fiscal 2010 net periodic pension cost is 8.75%, the same as 2009.  As a result of changes in interest rates as of the year-end measurement date in 2009, we expect to use a rate of 5.8% to determine 2010 net periodic pension costs.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data

Goodwill - During 2009, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using the two-step approach required by generally accepted accounting principles.

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

At January 3, 2010, we had net deferred tax assets of $119.1 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  Our review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

Included in deferred tax assets at January 3, 2010 are unused U.S. federal and state net operating loss carryforwards of $61.9 million and $24.9 million ($23.8 million in deferred tax assets), generally expiring from 2023 through 2029.  Based on the weight of available evidence, including the potential sources of taxable income, we have concluded that it is more likely than not that these losses will be utilized.  As such, we have not recorded a valuation allowance for the tax benefit of these losses.

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

Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

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

We evaluate the LIFO calculation each quarter and record an adjustment, if necessary, for the expected annual effect of inflation, and these estimates are adjusted to actual results determined at year end.  We determine the LIFO cost on an interim basis by estimating annual inflation trends, annual purchases and ending inventory levels for the fiscal year.  We apply internally-developed indices that we believe more consistently measure inflation or deflation in the components of our inventories and product mix and our merchandise mix.  We believe the internally-developed indices more accurately reflect inflation or deflation in our own prices than the U.S. Bureau of Labor Statistics producer price indices or other published indices.  Should actual annual inflation rates and inventory balances at the end of any fiscal year differ materially from our interim estimates, changes could occur that would materially affect our Consolidated Statement of Income for that year.

At January 3, 2010, a 10% increase in our 2009 cumulative index percentage would have increased our LIFO expense approximately $0.5 million or approximately $0.3 million after tax.  Conversely, a 10% decrease in our 2009 cumulative index percentage would have decreased our LIFO expense by approximately $0.7 million or approximately $0.4 million after tax.

Environmental Remediation

We are currently involved in the remediation of three environmental sites, one of which is new this year.  In accordance with accounting standards for environmental liabilities, we have recorded an estimate of the total costs to remediate these sites.  However, due to the lengthy nature in settling environmental obligations and the fact that final remedies have not been determined for two of the sites, determining total costs requires the use of significant judgment and estimates.  Areas requiring the most significant judgments and estimates include the extent and timing of remediation actions and the determination of our share of the final remedy.  Due to the complexity of environmental issues, monitoring costs can extend for many years.  We must also estimate all costs related to the final remedy, which frequently involves complex procedures that can vary significantly from original plans depending on actual conditions encountered on the site.  As a result, actual costs incurred to remediate these sites could differ significantly from our estimates.

Revenue Recognition

We enter into sales arrangements with customers that contain multiple elements or deliverables such as software, professional services, and ongoing maintenance and post-contract customer support.  We account for the licensing of software arrangements in accordance with general accepted accounting standards for software revenue recognition.  We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence (VSOE) of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver.  Changes in assumptions or judgments or changes to the elements in a software arrangement could change the timing or amount of revenue that we report in a particular period.

Recently Adopted Accounting Pronouncements

Business combinations and noncontrolling interests—As a result of newly issued accounting standards, in fiscal 2009 we changed our financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in our consolidated financial statements.

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

Earnings per share—In fiscal 2009, we adopted a new accounting standard for determining whether instruments granted in share-based payment transactions are participating securities.  Under the guidance, unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method.  Although we do have unvested share-based awards that are considered participating securities, the adoption of this standard did not have a material effect on the computation of earnings per share.

Fair value—As permitted, we deferred adoption of fair value accounting standards until fiscal 2009 for nonfinancial assets and liabilities not currently recognized or disclosed at fair value on a recurring basis, including goodwill, trademark intangible assets, and property and equipment that are reported at fair value as a result of impairment testing.

Subsequent events—Effective for the quarterly period ended June 28, 2009; we adopted a newly issued accounting standard for reporting subsequent events.   The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It also requires us to disclose the date through which subsequent events were evaluated.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Recently Issued Accounting Pronouncements

In October 2009, Accounting Standards Update (ASU) No. 2009-13 was released amending the revenue recognition standards related to non-software multiple-element revenue arrangements.  The update eliminates the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; establishes a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; eliminates the residual method of allocation and requires the relative selling price allocation method for all arrangements; and significantly expands required disclosures related to multiple-element arrangements. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating this update to determine its effect upon our consolidated results of operations, financial position, and cash flows.

Also in October 2009, ASU No. 2009-14 was issued.  This update amends the scope of software revenue recognition standards to exclude tangible products that contain software elements and non-software elements that function together to interdependently deliver the product’s essential functionality.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  While we enter into arrangements that are subject to software revenue recognition standards, we do not expect adoption of the standard to have a material effect on our consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  This analysis is presented in the following sections:

•

Consolidated Summary:  This section provides an overview of our consolidated results of operations for 2009, 2008, and 2007.

•

Segment Operating Results:  An analysis of revenue, cost of sales, gross margin, and operating income by segment.

Consolidated Summary

The following summarizes our consolidated results for 2009, 2008, and 2007.

	2009	% Change	2008	% Change	2007
Revenue	$ 694.0	-12%	$ 791.1	-9%	$ 865.4
Cost of sales	473.4	-12%	540.3	-9%	593.1
Gross margin	220.6	-12%	250.8	-8%	272.3
Gross margin % of sales	31.8%		31.7%		31.5%

SG&A expense	205.3	-10%	228.3	-9%	252.2
Pension curtailments and settlements	20.4		(0.7)		20.8
Restructuring and asset impairment	12.7		5.8		7.6
Environmental remediation	2.5		0.8		0.9
Other expense, net	0.8		1.9		3.6
(Loss) income from continuing operations before taxes	(21.1)		14.7		(12.8)
Income tax (benefit) expense	(8.7)		7.9		(5.2)
% rate	41.3%		53.6%		40.6%
(Loss) income from continuing operations	$ (12.4)		$ 6.8		$ (7.6)

Revenue

In 2008 and 2009, the Company’s revenue was under pressure from several aspects.  Volatile economic conditions, especially throughout 2009, led to weaker pricing in an already over-supplied and competitive industry as our customers were forced to seek cost savings in their own operations to remain viable.  Adoption of digital technologies also continued to erode revenues from traditional print as expected within the industry, but did so at an accelerated rate as customers transitioned to available digital technologies as a means to further reduce costs.  Additionally, a portion of our revenues are derived from industrial manufacturing customers who were particularly affected by the downturn in the economy.  The declining consumer demand in this market in 2008 and 2009 translated to lower unit sales as manufacturing customers reduced their production in response.  As a result of these factors, revenue declined $97.1 million or 12% in 2009 and $74.3 million or 9% in 2008.

In 2009, lower units accounted for a decline of approximately $92 million or 11% in consolidated revenues.  The unit decline was lessened by the extra week in our fiscal year that contributed approximately $9 million and by higher revenue from new customer contracts.  Because of our intense customer focus, we have been able to extend our services or increase our customer base across all of our segments and have substantially maintained our existing customer base during the year. Pricing increased for the pass-through of our material costs at a lower rate in 2009, as our material prices stabilized during the year.  Combined with increased levels of pricing concessions, overall pricing in 2009 declined 1%.

In 2008, lower unit sales accounted for a decline of approximately 12% while pricing accounted for a slight increase of 3%, primarily reflecting the pass-through of increased paper and fuel costs.  We estimate that economic factors accounted for the majority of the unit decline.

Current economic conditions continue to be weak, although we have seen some signs of economic recovery.  Within the manufacturing environment, we have seen some customers reduce the frequency and duration of temporary plant shut-downs and a slight increase in order levels in the last quarter of 2009.  However, pricing remains highly competitive and indicators having strong correlations to our order levels, such as unemployment rates and housing starts, remain weak. Therefore, we anticipate that recoveries in our order levels may be slow.

Cost of Sales/Gross Margin

In 2009, cost of sales decreased $66.9 million or 12%.  The decline in units reduced costs by approximately $53 million, while our material prices increased approximately $7 million.  We initiated restructuring actions in 2007 and 2008 to create operating efficiencies and to reduce production costs.  We continued to realize savings from these actions of approximately $16 million, allowing us to maintain a steady gross margin percentage as compared with 2008 despite declines in sales volume. In addition, as we actively worked to reduce our inventories, some of our LIFO inventory layers were liquidated contributing to a favorable LIFO adjustment in cost of sales of approximately $5 million.  The MyC3 initiative also resulted in a restructuring plan that we began implementing in late 2009.  We expect to realize additional production cost savings as a result in 2010.

Cost of sales decreased $52.8 million or 9% from 2007 to 2008.  Lower unit sales accounted for a decline of approximately $59 million. Material prices increased approximately $21 million; however, this increase was offset partially by $15 million of cost savings in production and compensation costs realized as a result of the 2007 and 2008 restructuring actions.  Despite a decline in revenue, the gross margin percentage improved slightly to 31.7% in 2008, compared with 31.5% in 2007.

Selling, General and Administrative Expense

	2009	2008	2007
Selling and sales support	$ 108.7	$ 119.5	$ 135.9
Research and development	4.8	4.6	4.9
General and administrative expense	71.3	74.4	68.5
Depreciation	9.2	9.7	10.9
Amortization of pension net actuarial losses	14.6	20.0	26.1
Other pension and postretirement expense	(3.3)	0.1	5.9
Total selling, general and administrative expense	$ 205.3	$ 228.3	$ 252.2

Total SG&A expense declined $23.0 million or 10% in 2009 and $23.9 or 9% million in 2008.  Selling and sales support decreased in both 2009 and 2008, primarily a result of prior restructuring actions, lower incentive compensation due to reduced revenue, and lower travel-related expenses.  Although overall compensation and related expenses were down for 2009, total savings were offset slightly as a result of an extra week of payroll in our fiscal year.

Overall, we have maintained the lower cost structure from our 2007 and 2008 restructuring plans resulting in lower general and administrative expenses, primarily in compensation and related expenses, travel, and professional services.  We experienced a spike in healthcare costs in 2008 of approximately $2.1 million; however, healthcare expense in 2009 compared with 2008 was down $1.3 million. Compensation and related expenses were also slightly higher in 2009 due to our 53-week fiscal year.  Because performance goals were not met, in 2007 we reversed approximately $1.6 million of general and administrative expense recorded in prior years related to performance-based restricted stock.  In 2007, we also recorded approximately $1.9 million of favorable non-recurring items, primarily related to sales tax refunds.

Depreciation trended lower in 2008 and 2009 as a result of lower capital expenditures in recent years.  However, in the fourth quarter of 2009, we recognized approximately $0.8 million in accelerated depreciation expense as a result of changes required in the estimated useful lives of some assets affected by the new MyC3 restructuring plans.  As MyC3 and other strategic plans are completed, capital expenditures are expected to increase resulting in higher depreciation expense in future years.

Amortization of pension net actuarial losses was $14.6 million, $20.0 million, and $26.1 million in 2009, 2008, and 2007. Amortization has trended lower primarily as a result of the settlements that occurred in 2007 and 2009, which are more fully discussed under “Pension curtailments and settlements.”  During 2008, the plan’s assets experienced significant declines in market value due to the weak economic conditions at the end of 2008.  Although we experienced net actuarial gains in 2009, the 2008 losses were not fully recovered. Therefore, the resulting net actuarial losses over the previous two years will be amortized in future years causing pension loss amortization to trend higher in future years.  Based upon current estimates of funding, asset performance, and interest rates over the next three years, we project pension loss amortization to be $18.7 million in 2010, $20.9 million in 2011, and $23.0 million in 2012.

As a result of plan modifications in 2008, other pension and postretirement costs declined in 2009 and 2008.  Expenses declined $3.4 million in 2009 due primarily to the elimination of service costs for our qualified and non-qualified plans, a reduction in interest costs for our qualified plan, and reduced costs related to our retiree healthcare plan.  In 2008, other pension costs decreased $5.8 million primarily due to decreased pension service costs resulting from the plan modifications.

Pension curtailments and settlements

Pension curtailment and settlements were $20.4 million, ($0.7) million, and $20.8 million in 2009, 2008, and 2007.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.  A curtailment results when benefits provided by a plan are increased or decreased due to plan amendments.

In 2009, we recorded non-cash settlement charges of $20.4 million related to our qualified, non-qualified and supplemental executive retirement plans due to employees retiring and electing lump sum payments of their benefits.

In 2008, we modified the qualified and non-qualified defined benefit pension plans for employees still accruing benefits under the plans. Effective June 29, 2008, these participants ceased accruing pension benefits and their final pension benefit amount will be based on pay and service through June 29, 2008.  As a result, we recorded a curtailment gain of $0.7 million in the second quarter of 2008.

As a result of employees retiring and electing a lump-sum payment of their pension benefits, we also recorded non-cash settlement charges of $20.8 million in 2007.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce costs, and maintain a strong financial condition.  We recorded $11.5 million, $5.6 million, and $8.0 million of restructuring and other exit costs in 2009, 2008, and 2007 related to these savings initiatives.  We intend to continue to critically evaluate operations and costs and may initiate additional cost-reducing initiatives or restructurings in the future.

2009

The MyC3 Initiative – On October 22, 2009, our Board of Directors approved a restructuring plan as a result of the MyC3 Initiative. We plan to optimize our manufacturing footprint by investing in regional Print On Demand Centers and scaling down our local Print On Demand Centers, closing certain production and distribution centers, improving our supply chain, and simplifying processes.  We also plan to manage our working capital more effectively by moving to on-demand based production, thereby lowering inventory and warehousing requirements. Implementation of ideas generated through the MyC3 Initiative will continue through 2011, with a majority of the plans to be executed in the next 12 months.

When fully implemented, we expect to achieve cost savings between $30 and $40 million, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.  We expect to have involuntary termination costs of $3.9 million for severance and outplacement services; contract termination costs of $3.9 million for leased facilities; and other associated costs of $9.0 million, primarily for fees to the third party that assisted with the development and implementation of the MyC3 Initiative and costs for the relocation of equipment and inventory.   In 2009, we accrued $10.8 million of the expected costs, of which $5.8 million was paid.

2008

During 2008, we initiated a plan to close several print centers and integrate certain other print centers into our distribution warehouses to improve efficiency and reduce cost.  The last of these actions was completed during the first quarter of 2009. We expect to realize substantially all of our projected $3.0 million savings.

Also during 2008, we began implementing a plan to redesign our client support infrastructure to more of a centralized model.  We transitioned customer transactional and administrative functions from our field sales offices to one of three client satisfaction centers by the end of September 2009.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings.  We originally expected these actions to generate approximately $5.6 million annually in compensation and related cost savings to be reflected in selling, general, and administrative expenses.  We now expect the annual savings rate to be approximately $4 million after reinvesting a portion of the savings into our client satisfaction operations.  As a result of the extended implementation time, we expect to realize the full effect of these savings in 2010.

Lastly, late in 2008, we eliminated approximately 175 positions throughout the Company in response to revenue declines, soft inventory demand for some traditional products, and weak economic conditions.  Annualized savings were expected to total approximately $11.0 million in compensation and related savings, with approximately $5.0 million to be reflected in cost of sales and $6.0 million in SG&A expense.  We have realized substantially all of our projected savings.

The majority of these costs were incurred in 2008; however, restructuring and other exit costs of $0.3 in 2009 primarily relate to $0.9 for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $0.6 for lower than expected involuntary termination costs.

2007

In 2007, we implemented plans to reduce our annual operating costs by $40 million.  We closed our Middlebury, Vermont production plant as part of a plan to consolidate our manufacturing and distribution capabilities.  The plant’s productive capacity was transferred to three other existing plants.  We recorded $5.1 million of restructuring costs related to the closing of the Middlebury plant; $1.8 million for involuntary termination costs; and $3.3 million of other associated exit costs, primarily for equipment removal and relocation, employee relocation, and inventory write-offs.

In addition, we eliminated approximately 250 positions, primarily in management and overhead, representing $22.0 million annually in compensation and related costs.  Total restructuring costs were $2.9 million for involuntary termination costs.

These restructuring actions have continued to produce benefits in 2008 and 2009, contributing to the significant reduction in SG&A expense and stable gross margin percentages despite significant declines in revenue in these years.

Asset Impairments

Asset impairments in 2009 were $1.2 million.  We recognized an impairment of $0.9 related to a trademark that was associated with our consulting and print-asset optimization product line which was subsequently sold.  We also recognized impairment charges of $0.3, the majority of which was related to costs for internal use software in development that was determined to have no future benefit.

As a result of the 2009 restructuring plan, we conducted an extensive review of our property, plant, and equipment to determine if any assets were impaired.  The majority of assets reviewed were determined not to be impaired at this time; however, the remaining useful lives were adjusted to reflect updated expectations regarding the use and disposition of the assets.  Changes to our restructuring plans could affect the ultimate use of these assets and result in impairment charges in future periods.

Environmental Remediation

We currently participate in the remediation of three environmental sites.  Prior to 2009, our expenses related to these matters had not been significant.  However, in 2009, we recorded noncash charges of $2.5 million for estimated costs for environmental remediation.  Of this amount, $2.0 million related to the Valleycrest Landfill site.  We had participated with other potentially responsible parties of this site from 1995 through 2003.  In 2003, General Motors Corporation (GM) stepped into the Company’s position under the Site Participation Agreement and agreed to indemnify the Company against certain future liability in connection with the site.  Therefore, we did not previously record a liability for potential remediation costs. In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  As we are in the early stages of developing a remediation plan with other potentially responsible parties, estimates of total projected costs are difficult to determine.  Additionally, since the final potentially responsible parties and their respective shares of the remediation costs have not been determined at this time, uncertainty exists as to what our final share of the total costs may be. Therefore, we could experience increased costs in future periods as the remediation process progresses.

Other Income & Expense

Other income and expense consists primarily of interest expense.  Interest expense decreased to $1.2 million in 2009, compared with $2.2 million and $3.8 million in 2008 and 2007.  The decreases in 2009 and 2008 were primarily the result of lower debt balances and declining interest rates during 2009 and 2008.

Income Taxes

The effective tax rate used to calculate our tax benefit or expense was 41.3%, 53.6%, and 40.6% for 2009, 2008, and 2007.  The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.7	4.7	4.7
Change in cash surrender value	2.7	12.0	1.4
State rate changes	-	-	(0.9)
Permanent and other items	(1.1)	1.9	0.4
Effective tax rate	41.3%	53.6%	40.6%

Changes in the cash surrender value of life insurance policies held in a Rabbi Trust for our deferred compensation plan are not includable in taxable income and create differences between our statutory and effective tax rates.   In 2008, we experienced a significant decline in value that was not deductible for tax purposes, increasing our effective rate by 12.0%.

The decline in effective rate for our permanent items in 2009 was primarily due to stock option cancellations and restricted stock awards released.

Income from Continuing Operations

Income from continuing operations declined $19.2 million in 2009 as compared with 2008, primarily due to non-cash pension settlement charges of $20.4 million.  Income from continuing operations almost doubled in 2008 from a loss of $7.6 million in 2007 to income of $6.8 million in 2008, despite the significant decline in revenue.  This increase is primarily a result of the significantly lower pension loss amortization and other SG&A costs, lower restructuring charges, and lower interest expense.

Segment Operating Results

Management evaluates the results of its segments on the basis of operating income excluding restructuring charges, asset impairments, pension loss amortization, pension settlements, LIFO adjustment, environmental remediation, and other miscellaneous corporate items. This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  The segment information presented in Note 17 – Segment Reporting of the Notes to Financial Statements is also presented on this basis.  A complete description of our reportable segments is included in Item 1, “Business.”

Components of Segment Operating Income

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable business unit’s cost of sales.  Our business units incur a portion of selling, general and administrative expense directly.  Each business unit also receives an allocation of SG&A expense as follows:

•

Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other business unit’s based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

•

Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.

•

General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

Variability in the segment’s actual revenue or the level of selling or corporate SG&A expense to allocate can have a significant impact on segment profitability.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) by segment for 2009, 2008, and 2007. A discussion of each segment’s results follows.

	2009	% Chg	2008	% Chg	2007
Revenue
Healthcare	$ 265.8	-7%	$ 284.8	-5%	$ 300.6
Financial Services	193.2	-14%	224.8	-7%	242.3
Emerging	170.1	-16%	201.5	-16%	239.5
Industrial	64.9	-19%	80.0	-4%	83.0
Consolidated Revenue	$ 694.0	-12%	$ 791.1	-9%	$ 865.4

		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$ 96.5	36.3%	$ 104.3	36.6%	$ 117.1	39.0%
Financial Services	56.2	29.1%	63.2	28.1%	65.2	26.9%
Emerging	45.0	26.5%	58.7	29.1%	61.4	25.6%
Industrial	18.0	27.7%	24.6	30.8%	27.7	33.4%
Total Segments (1)	$ 215.7	31.1%	$ 250.8	31.7%	$ 271.4	31.4%

Operating Income (Loss)
Healthcare	$ 22.6	8.5%	$ 25.6	9.0%	$ 34.6	11.5%
Financial Services	7.9	4.1%	9.0	4.0%	5.2	2.1%
Emerging	(4.0)	-2.4%	3.3	1.6%	(1.5)	-0.6%
Industrial	(1.3)	-2.0%	2.6	3.3%	5.7	6.9%
Total Segments (1)	$ 25.2	3.6%	$ 40.5	5.1%	$ 44.0	5.1%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.  A reconciliation of operating income per segment to consolidated income from operations is provided in Note 17-Segment Reporting of the Notes to Financial Statements.

Healthcare

Our Healthcare segment serves hospitals and other providers of healthcare and related services.  This market is undergoing fundamental change as advancing technologies and the focus on patient safety and cost efficiencies are transforming how patient information is obtained and maintained throughout the patient care process.  These factors are leading to a shift from printed patient documents and records to electronic medical records, steadily reducing demand for most traditional print products while increasing demands for digital document solutions and safety products.  Poor economic conditions in 2008 and 2009 have also negatively impacted customers in this market leading to delays in capital projects, increased pricing pressures, and reduced demand.

Revenue in our Healthcare segment declined $19.0 million or 7% in 2009 compared with 2008.  We estimate that the extra week of revenue in 2009 was approximately $4.4 million, which lessened the overall revenue decline.  The largest revenue declines were in our traditional print products such as clinical documents and checks, which were offset in part by increases in our billing statements, wristbands, and prescription pads.  Weak economic conditions were a leading factor in this decline, as our customers focused on cost containment, sought price concessions, and delayed or reduced order levels.  The proliferation of technology also continued to negatively affect revenue and accounting for a significant portion of the overall revenue decline as customers were able to utilize technology to produce or eliminate the need for some of the products we provide.

In 2008, revenue declined $15.8 million or 5% as compared with 2007.  The decline was primarily driven by a poor economy which constricted customer spending and increased pricing pressures in the latter part of the year, although revenue from new contracts increased as compared with 2007.  The majority of the declines were in our traditional print products and labels which were offset by revenue gains in our secure prescriptions and marketing and training solutions.

The following table details the estimated changes in revenue due to units and price for 2009 and 2008.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	2009	2008
Units	-6%	-6%
Price	-1%	1%
	-7%	-5%

Beginning in 2008 and continuing in 2009, we saw our existing customers restrict spending and delay capital projects which negatively impacted units.  The rate of unit declines in the second half of 2009 was slightly lower than in the first half as a result of increases in our customer base, increased sales within our existing customer base for certain growth-targeted products, and higher customer retention rates.  We attribute these positive trends to a more focused sales effort as a result of our vertical market strategy.  During 2009, we secured a contract with Novation, the largest Group Purchasing Organization (GPO), in the healthcare market.  We now have contractual agreements with all six of the major GPOs.  This contract will provide access to a larger customer base, and we expect to see an increase in units in 2010 as a result.

The net increase in pricing in 2008 reflects an increase in prices for the pass-through of material costs which were partially offset by pricing concessions caused by weak economic conditions in the last half of 2008.  Pricing on the supply side stabilized during 2009, leading to less price increases passed on to customers as the year progressed.  At the same time, price pressures from our customers continued to intensify as they focused on cost reductions.   Within the healthcare market, we are a supplier to the six largest group purchasing organizations.  As part of our supplier agreements, we provide specified discounts to customers that are members of these organizations.  Accordingly, pricing with various member customers decreased during the last half of 2009.  All of these factors resulted in an overall decline in pricing for 2009.  We expect these trends to continue, resulting in an overall decline in pricing in 2010 as well.

The following table details the estimated changes in our cost of sales related to units and price:

	% of Cost of Sales Change
	2009	2008
Units	-5%	-4%
Price	-1%	2%
	-6%	-2%

In 2009, cost of sales declined $11.2 million, primarily related to the decline in units.  The net price decrease consisted of a 3% decrease due to lower production costs realized from our cost reduction initiatives offset by an increase of 2% resulting from increases in our material costs.  The gross margin percentage remained relatively consistent in 2009 compared with 2008 due in large part to success in our cost containment initiatives.  In 2008, cost of sales declined $3.0 million compared with 2007.  We estimate the 2% increase in pricing resulted from an increase in material costs of 3% offset by a 1% decrease in production costs.

Operating income declined $3.0 million in 2009 compared with 2008.  Despite declines in volume, the percentage of operating income to revenue was consistent with 2008 as a result of reductions in SG&A expenses attributable to our cost reduction actions taken in 2008 and 2009.  Operating income in 2008 declined $9.0 million or 2% as a result of the reduction in gross margin of $13 million, offset by approximately $4 million in cost savings from our restructuring and cost containment initiatives.

Although we expect to see an increase in revenue in 2010 as a result of the Novation contract, we do not expect a material effect on operating income due to the discounts provided to customers as part of that agreement.

Financial Services

Our Financial Services segment operates in a market where advancing technologies continue to transform the products and services desired by our customers and to create pressures on pricing.  The volatile economic conditions in 2008 and 2009 have also particularly impacted financial services customers leading to consolidations within the industry, intense customer focus on cost reductions, and highly competitive conditions.  These factors have also led to an increase in the adoption of digital technologies further impacting demand and prices for traditional print products.

Revenue declined $31.6 million or 14% in 2009 compared with 2008.  The extra week of revenue in 2009 was approximately $2.4 million. We estimate that economic conditions accounted for approximately 75% of the decline in revenue due to bank consolidations, reduced demand, and pricing concessions.  Financial customers aggressively sought price reductions and also in-sourced products as a means for eliminating costs.  The remainder of the revenue decline was primarily attributable to the continued adoption of technology.  We believe weak economic conditions were a major factor increasing the rate of adoption during this time.

In 2008, revenue declined $17.5 million or 7% as compared with 2007, driven primarily by pricing concessions and reduced demand due to the significant downturn in the economy in 2008.

The following table summarizes the estimated changes in overall revenue due to units and price for 2009 and 2008.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	2009	2008
Units	-15%	-11%
Price	1%	4%
	-14%	-7%

Units declined in 2008 and 2009 primarily as a result of a depressed economy.  Pricing remained positive in 2008 and 2009 due to price increases for the pass-through of material costs.  However, as our material pricing stabilized late in 2008 and into 2009, pricing concessions to our customers trended higher, partially offsetting gains from the pass-through our material costs.

The following table details the estimated changes in our cost of sales related to units and price:

	% of Cost of Sales Change
	2009	2008
Units	-13%	-10%
Price	-2%	1%
	-15%	-9%

Cost of sales declined $24.6 million in 2009 as compared with 2008 primarily due to units.  We realized production cost savings, primarily in compensation and supply chain costs, of approximately 3% due to our cost reduction initiatives in 2008. These savings were offset slightly by an increase in material costs of approximately 1%, resulting in a net decrease in pricing.  As a result, the gross margin percentage increased from 28.1% in 2008 to 29.1% in 2009.  In 2008, cost of sales declined $15.6 compared with 2007 driven primarily by unit declines.  Increased material costs of approximately 3% were offset partially by production cost reductions of approximately 2% realized as a result of our cost reduction initiatives and restructuring actions.  The net effect of the decline in cost of sales increased the gross margin percentage from 26.9% in 2007 to 28.1% in 2008.

As a percentage of revenue, operating income improved by almost 2% in 2008 and slightly in 2009.  The improvement reflects the realized savings in cost of sales and SG&A expenses resulting from our cost reduction initiatives and restructuring actions.

Emerging

Our Emerging segment also operates in a market being affected by digital advances.  Customer adoption of digital technologies has reduced demand in traditional print products creating excess capacity and increased price competition, while at the same time creating new opportunities for print-on-demand and digital-based products.  Additionally, products sold in this segment are heavily weighted toward customer spending on transactional documents, training, advertising, and payroll services.  Therefore, a strong correlation exists between the demand for most of our products and the economic conditions within the market and unemployment rates.

Revenue for our Emerging segment declined $31.4 million or 16% in 2009 compared with 2008.  The extra week contributed approximately $2.2 million in revenue which helped lessen the overall decline from year to year.  We attribute weak economic conditions to approximately half of the overall decline.  Downward pressures on demand have steadily increased in response to the downturn in the economy and the resulting high unemployment rates and customer focus on cost reduction.  We derive our revenue from several major market sectors which include business services, transportation, wholesale, retail, and government.  With the exception of our wholesale sector, which increased slightly due to an increase in new customers, revenue was lower across all of our primary sectors within this segment.  Declines were most prominent with our business services customers, accounting for almost half of the overall revenue decline, primarily attributable to the high unemployment rates and poor economic conditions throughout 2009.  Declines with our transportation customers primarily were the result of customer divestitures and consolidations driven by poor economic conditions.  Our retail customers experienced lower consumer demand, which in turn led to lower demand for our products and increased pressure on our pricing.   Declines with our government customers primarily related to reduced demand and lower sales prices.

In 2008, revenue declined $38.0 million or 16% as compared with 2007.  Volatile economic conditions during 2008 and an increased rate of adoption of digital technologies during the year accounted for approximately 75% of the overall revenue decline.  Revenues from our business services, transportation, retail, and manufacturing customers were most affected by these factors.  These customers aggressively sought pricing concessions, utilized existing technologies, and in-sourced portions of the products and services we provide in order to reduce costs.  Additionally, declines within our wholesale group resulted from business decisions to discontinue some low-margin products.  Revenue from government customers increased primarily as a result of increased sales in our department of motor vehicle products.

The following table summarizes the estimated changes in overall revenue due to units and price for 2009 and 2008.  Changes in product mix did not materially contribute to the changes in revenue.

	% of Revenue Change
	2009	2008
Units	-13%	-18%
Price	-3%	2%
	-16%	-16%

Unit declines in 2009 and 2008 were driven primarily by the downturn in the economy and further erosion of demand for traditional print products due to an accelerated rate of adoption of digital technologies.  We attribute the increase in adoption of digital technologies to our customers’ increased focus on cost reductions prompting consideration of existing technologies as a way to create efficiencies and reduce or eliminate costs.  Units declined in all of our sectors in 2008 except for our government group which increased units as a result of sales growth to state governments.  In 2009, units also declined across all of our major sectors with the exception of our wholesale group.  However, declines were most prominent within our business services group which accounted for more than half of the unit decline.  Additionally, declines within our transportation group accounted for another third of the unit decline.  Units declined at a lower rate during the second half of 2009 primarily due to increases in our customer base and increased sales in some growth-targeted products.

Pricing steadily declined in 2009 due to the weak economic conditions and lower material price increases passed on to our customers. In 2008, the pass-through of our material price increases to our customers outpaced the declines in pricing that resulted from competitive conditions created by the weak economy.

The following table details the estimated changes in our cost of sales related to units and price:

	% of Cost of Sales Change
	2009	2008
Units	-10%	-15%
Price	-2%	-5%
	-12%	-20%

Costs of sales declined $17.7 million in 2009 compared with 2008, primarily the result of unit declines.  Additionally, production costs, primarily consisting of compensation and supply chain costs, were reduced by 4% as part of our workforce reductions and other cost reduction initiatives taken in 2008 and 2009.  These decreases were offset by an approximate 2% increase in paper costs.  A large portion of the unit declines in 2009 were in products with higher gross margin percentages which contributed to the decline in the overall gross margin percentage for the year.

In 2008, costs of sales declined $35.3 million as compared with 2007 due to the large decline in units.  Manufacturing costs also declined substantially by approximately 8%, primarily due to our cost reduction initiatives in the last half of 2008.  These savings were partially offset by a 3% increase in material prices, resulting in a net decline in pricing.  As a result, the gross margin percentage increased in 2008 despite the significant decline in sales volume.

Operating income declined $7.3 million from operating profit of $3.3 million in 2008 to an operating loss of ($4.0) million in 2009.  The decline in operating income resulted from reduced gross margin of $13.7 million offset by SG&A savings of approximately $6.4 million. The SG&A savings were realized primarily in compensation costs as part of our workforce reduction and other cost reduction initiatives completed in late 2008 and early 2009, as well as a reduction in total SG&A expenses, which resulted in a lower allocation to the segment.

In 2008, operating income increased from a loss of $1.5 million to operating profit of $3.3 million as a result of the significant cost improvements in production costs and SG&A expenses.

Industrial

Our Industrial segment has been particularly affected by the downturn in the economy late in 2008 and throughout 2009. Primary customers are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  As consumer demand retracted in 2008 and 2009, manufacturers scaled back their production significantly.  The reduction in demand for our products led to revenue declines of $15.1 million in 2009 and $3.0 million in 2008.  In 2009, the overall revenue decline was lessened by approximately $0.8 million of revenue due to the extra week.  Despite overall revenue declines in 2009 and 2008, this segment has continued to increase revenue from new business contracts each year.

The table below describes the estimated changes in revenue attributable to units, price, and mix for 2009 and 2008.

	% of Revenue Change
	2009	2008
Units	-20%	-2%
Price	1%	-2%
	-19%	-4%

The unit declines in 2009 and 2008 were primarily the result of reduced demand for our products caused by the slowdown in the economy.  In both years, we experienced overall declines in all of our major product offerings.  In 2008, units declined overall despite increases in units resulting from new business contracts during the year.  In the second half of 2009, we saw a reduction in the number and length of our customer’s temporary plant shutdowns.  This trend resulted in a minor increase in order levels later in 2009, which helped to slightly lessen the overall unit decline for the year.

Pricing concessions increased and our material prices stabilized in 2009 as a result of the weakened economy.  However, overall pricing increased as we more diligently passed through prior year material price increases.  In 2008, pricing decreased as concessions to our customers increased in response to weakening economic conditions and material price increases were not fully passed through to our customers by year end.  Material prices are expected to increase during 2010;  however, we typically have been able to recover these costs by increasing our product prices.

Despite the difficult economic climate this year, we have increased our customer base during 2009.  We expect this to result in a positive revenue trend over the long term once consumer spending levels return to normal levels and the housing market stabilizes.

The following table details the estimated changes in our cost of sales related to price and units:

	% of Cost of Sales Change
	2009	2008
Units	-17%	-2%
Price	2%	2%
	-15%	0%

Cost of sales declined $8.5 million in 2009 compared with 2008 primarily the result of the significant unit declines in 2009. Costs increased approximately 2% due to material prices.  We continued to realize savings from our cost initiatives taken in 2008 of approximately 2%; however, the savings were offset by increased start-up costs associated with our new Dayton In-Mold label plant of approximately 3%.  As a result, the gross margin percentage declined for 2009.

In 2008, costs of sales were consistent with 2007 as the decrease in costs due to units was offset by pricing increases. Pricing increased approximately 5% due to increased material costs and changes in product mix.  These increases were partially offset by lower manufacturing costs of approximately 4% resulting from our 2007 and 2008 restructuring actions. Approximately 1% of the savings realized in production costs was offset in part by increases in material costs and increased start-up costs related to our In-Mold product line.  As a result, the gross margin percentage declined from 33.4% to 30.8% in 2008.

In 2009, operating income was down $3.9 million from an operating profit of $2.6 million in 2008 to an operating loss of $1.3 million in 2009.  The decrease in gross margin contributed to $6.6 million of the decline which was offset by decreased SG&A expenses of approximately $2.7 million.  This decrease was primarily related to reduced selling and administrative expenses as a result of our cost reduction actions taken in 2008 and 2009.

Operating income in 2008 declined $3.1 million compared with 2007 as a result of the decline in gross margin.   This segment incurred more direct SG&A expenses that were unaffected by many of the cost reduction initiatives in 2008.  In addition, this segment incurs direct SG&A costs that vary upon transaction volume, such as the number of customer orders.  Although the amount of units sold was lower from year to year, the actual number of orders remained relatively consistent.  As such, many direct SG&A expenses were basically flat from year to year.

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

Cash Flows

The major elements of the Statements of Cash Flows are summarized in the following table, followed by an analysis of the items affecting these elements:

CASH INFLOW (OUTFLOW)	2009	2008	2007
Net income plus non-cash items	$ 53.0	$ 68.4	$ 73.4
Working capital	5.0	17.6	(4.8)
Restructuring payments	(9.9)	(2.3)	(7.6)
Contributions to qualified pension plan	(20.6)	(20.0)	(20.0)
Deferred compensation payments and other	(8.3)	(2.1)	(7.9)
Net cash provided by operating activities	19.2	61.6	33.1
Acquisitions	-	-	(0.7)
Capital expenditures	(8.8)	(17.3)	(21.6)
Proceeds from sale of plant, equipment, and discontinued operations	0.6	0.1	5.0
Net cash used for investing activities	(8.2)	(17.2)	(17.3)
Debt borrowings (payments)	1.9	(18.0)	10.6
Dividends paid	(11.0)	(26.5)	(26.5)
Other	0.2	(0.3)	0.3
Net cash used for financing activities	(8.9)	(44.8)	(15.6)
Net change in cash	$ 2.1	$ (0.4)	$ 0.2
Memo:
Add back debt (borrowed) paid	(1.9)	18.0	(10.6)
Cash flow before change in debt	$ 0.2	$ 17.6	$ (10.4)

Operating activities

In 2009, cash provided by operations declined as compared with 2008 due to higher restructuring spending, increased payouts for our non-qualified and deferred compensation plans, and lower operating profit due to the decline in sales volume.  Cash provided by operations rose significantly in 2008 driven by lower working capital, reduced restructuring spending, and lower deferred compensation payments.

Restructuring payments were higher in 2009 compared with 2008 as we progressed with the plans initiated in late 2008 and began implementing the MyC3 restructuring plans.  We expect additional cash requirements related to the MyC3 initiative to be in the range of $10 to $11 million, with the majority of this occurring over the next twelve months.

Contributions to the Company’s qualified pension plan were $20.6 million in 2009, versus $20 million in 2008 and 2007.  The Pension Protection Act of 2006 (PPA) became effective in 2008 and requires an increased level in the minimum funding requirements for our qualified pension plan.  Based upon the new requirements, our minimum funding is estimated to be $15 million in 2010, with minimum funding requirements in 2011 and 2012 estimated to be $35 million and $44 million.  We anticipate making contributions in excess of the minimum in order to lower required minimum contributions in later years. Therefore, we are estimating that actual cash contributions will be $29 million in 2010 and $35 million in 2011and 2012. Currently, there is proposed legislation working through Congress that may change the funding rules to provide funding relief; however, at this time we are unable to determine what effect this legislation may have on our required contributions or the likelihood of its passage.

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2009 and 2007 due to employees retiring and electing lump sum payments of their benefits during those years.  In 2007, these payments were partially offset by $4.1 million in cash received from the deferred compensation trust.

Investing activities

Capital spending was in the $22-$23 million range in 2006 and 2007.  In 2008, we limited our capital spending primarily to projects with higher returns on invested capital and those required to maintain operations, lowering our capital expenditures to $17.3 million.  We continued this trend in 2009 resulting in capital expenditures of only $8.8 million.  As a result of the MyC3 Initiative and anticipated strategic investments to transform our product portfolio, we expect capital expenditures to be between $13 and $15 million in 2010.  In 2010 and 2011, we expect to replace a substantial portion of our print-on-demand equipment with devices having advanced color and technological capabilities necessary for developing our product portfolio going forward.  We estimate the total cost of the project will $10.5 million, with approximately $8.2 million paid under lease commitments over 60 months and the remainder under normal purchase terms.

In 2007, proceeds from the sale of our Middlebury facility and our Digital Solutions business contributed to $5.0 million of cash provided from the sale of assets.

Financing activities

In 2009, we increased borrowings under our revolving credit facility by $1.9 million.  Savings from our cost reduction initiatives, lower dividend payments, and reduced capital expenditures allowed us to substantially absorb the lower operating profit and higher restructuring costs and payouts in our deferred compensation and other supplemental retirement plans.  Improved working capital management, cost savings, and relatively low capital expenditures provided available cash to reduce borrowings under our revolving credit facility by $18.0 million during 2008.

Dividend payments to shareholders were lower in 2009 compared with 2008 and 2007, as our Board of Directors in February of this year elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning with the second quarter.  This decision was made after giving consideration to the economic environment and the Company’s strategy, equity position, and near-term capital needs.  The amount of subsequent dividend payments will be determined on a quarter-by-quarter basis.  Cash flow has been more than adequate to fund the dividend over the last five years.  However, it is our board’s opinion that capital preservation and prudent investments in pursuit of our strategy best serves the Company’s long-term interests.

Our shareholders’ equity ended the year at approximately $42 million.  Further reductions in the level of shareholders’ equity could limit our ability to declare dividends in the future.  Under Ohio law, a company cannot declare a dividend in excess of its “Surplus” – the difference between total shareholders’ equity and the par value of outstanding shares.  The Company’s Surplus was $13.2 million at year-end.

Capital Structure

Our capital structure appears in the table below:

CAPITAL STRUCTURE	2009	2008	2007
Total Debt	$ 35.9	$ 34.0	$ 52.0
Less Cash and Short-term Investments	(2.4)	(0.3)	(0.7)
Net Debt	33.5	33.7	51.3
Equity	42.2	35.0	111.4
Total	$ 75.7	$ 68.7	$ 162.7
Net Debt:Total Capital	44.3%	49.1%	31.5%

Net debt in 2009 remained relatively consistent with 2008, despite lower operating profit due to the weak economy and higher restructuring costs.  Net debt decreased during 2008 from $51.3 million at the outset of the year to an ending balance of $33.7 million, reflecting a net cash inflow of $17.6 million.

The Company currently has a $100 million senior secured revolving credit agreement (Credit Facility) with seven banks that permits borrowing and repayment as needed.  The Credit Facility, which expires in May 2010, is secured by accounts receivable, inventories, and certain other assets.  Borrowings are limited to 90% of eligible receivable balances less letters of credit.  There is a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below $10 million.  At year-end, outstanding borrowings under the Credit Facility were $35.9 million and available unborrowed credit was $42.6 million.  Our available credit declined during the year due to the decrease in our accounts receivable balances, as our level of borrowing is subject to limitations based upon these balances.

Interest on the Revolver is at the London Interbank Offered Rate (LIBOR) plus an applicable spread based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate. At the end of January 2010, the weighted average interest rate, including the spread, had dropped to 1.99% versus 2.94% at December 28, 2008.  In addition, the Company pays a fee on the unused portion of the credit facility, payable at an annual rate of 37.5 basis points.

Since our credit facility expires in May 2010, the $35.9 million of debt is classified as a current liability in the accompanying consolidated balance sheet.  We are currently renegotiating the credit facility and expect to reach an agreement by the end of the first quarter in 2010. The market and availability of asset-backed loans remains strong despite the recent turmoil within the credit markets; however, the costs associated with loans have increased.  As a result, we expect the costs associated with our new agreement to be significantly higher than our existing agreement, which at current debt levels could result in increased interest expense of approximately $1.1 million annually.  However, we expect our new agreement to provide us with an increased borrowing limit.

We believe that the combination of internally-generated funds, available cash reserves, and our credit facility will be sufficient to fund our operations, including capital expenditures, dividends, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of investing in our growth initiatives aimed at transforming our product portfolio and our pension funding.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.  In our judgment, our strong balance sheet could support additional debt financing.

Contractual Obligations

The following table summarizes our significant contractual obligations at January 3, 2010.  Some of the amounts we included in this table are based on estimates and assumptions about our obligations, and the amounts we actually pay in the future may vary from the amounts reflected below.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$ 35.7	$ 35.7	$ -	$ -	$ -
Loan payable (2)	0.2	0.2	-	-	-
Operating leases (3)	37.1	11.6	16.5	7.8	1.2
Purchase commitments (4)	16.6	6.7	9.9	-	-
Pension plans (5)	190.6	30.0	72.3	82.6	5.7
Postretirement benefit obligation (6)	9.1	1.4	2.5	2.0	3.2
Total	$ 289.3	$ 85.6	$ 101.2	$ 92.4	$ 10.1

1)

The long-term debt represents amounts outstanding under our current Credit Facility and does not include interest payments due to the varying levels at which we utilize our line of credit.  Based upon our most recent interest payments, we expect to pay approximately $0.2 million through May when the Credit Facility expires.

2)

The loan payable represents a financing arrangement for software and includes interest.

3)

We are obligated under operating leases for real estate, sales offices, and equipment.  In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on our balance sheet.

4)

We have no purchase agreements with suppliers extending beyond normal quantity requirements.  We have the following commitments at January 3, 2010:

•

Purchase commitments for capital improvements aggregating $0.4 million and various other goods and services aggregating $3.9 million

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $1.8 million.

We outsource certain information technology and telecommunication services from suppliers under agreements that expire 2010 through 2012.  At January 3, 2010, the early termination penalties total approximately $10.5 million.

5)

The pension plan obligations included in the table above represent benefit payments for 2010 to 2019 under the non-qualified defined benefit plans that are unfunded.  The amount also includes estimated contributions for our qualified plan for the succeeding five years based on actuarial assumptions during this period.  Our estimates are based on expected funding levels, an 8.0% actual return on assets, and a 5.8% discount rate.  Due to the variability in these assumptions, actual contributions may differ.

6)

The postretirement benefit obligation included in the table above represents healthcare benefit payments expected to be paid for future claims under the plan for 2010 to 2019.

We have not included our FIN 48 liability of $1.2 million for unrecognized tax benefits in the contractual obligation table because we cannot estimate the period of future cash payment, if any, for this liability.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

We are exposed to interest rate risk arising from fluctuations in interest rates on our borrowings under our Credit Facility.  At January 3, 2010, we had $35.9 million borrowed against the Credit Facility.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 1.99% at January 3, 2010. A hypothetical 100 basis point movement in the prevailing interest rates on the $35.9 million of borrowings under the Credit Facility would result in a $0.4 million annualized effect on our interest expense.

Commodity Prices

Paper is the principal raw material in the production of business forms.  An increase of 10% in paper costs, based upon actual raw material costs incurred by our manufacturing facilities in 2009, would increase cost of sales by approximately $11.9 million.  We generally have contractual arrangements with our customers that allow us to pass through these costs; however, it could take several quarters to do so.

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

The Audit Committee of the Company’s Board of Directors, composed solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company’s Corporate Governance Guidelines, meets with the independent auditors, management, and the internal auditors periodically to discuss internal control over financial reporting, auditing and financial reporting matters.  The Audit Committee reviews the scope and results of the audit effort with the independent auditors.  The Audit Committee also meets periodically with the independent auditors and internal auditors without management present to ensure that the independent auditors and internal auditors have free access to the Audit Committee.  The Audit Committee’s Report can be found in the Company’s 2009 proxy statement.

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 3, 2010.

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

/s/ JOSEPH P. MORGAN, JR

/s/ ROBERT M. GINNAN

Joseph P. Morgan, Jr.

Robert M. Ginnan

President and Chief Executive Officer

Vice President, Treasurer and

March 11, 2010

Chief Financial Officer

March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Standard Register Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Standard Register Company and subsidiaries and our report dated March 11, 2010 expressed an unqualified opinion.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 11, 2010

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended January 3, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 11, 2010

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 3,	December 28,
A S S E T S	2010	2008

CURRENT ASSETS
Cash and cash equivalents	$ 2,404	$ 282
Accounts and notes receivable, net	108,524	112,810
Inventories	33,625	38,718
Deferred income taxes	14,425	12,633
Prepaid expense	10,079	9,427
Total current assets	169,057	173,870

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,628	63,942
Machinery and equipment	191,512	199,407
Office equipment	167,622	161,310
Construction in progress	1,594	2,794
Total	427,364	429,461
Less accumulated depreciation	342,036	327,802
Plant and equipment, net	85,328	101,659
Net assets held for sale	412	412
Total plant and equipment, net	85,740	102,071

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	-	1,195
Software development costs, net	-	2,619
Deferred tax asset	104,691	114,121
Other	13,676	12,944
Total other assets	124,924	137,436

Total assets	$ 379,721	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 3,	December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2008

CURRENT LIABILITIES
Current portion of long-term debt	$ 35,868	$ 159
Accounts payable	32,349	29,395
Accrued compensation	12,091	17,862
Accrued restructuring and other exit costs	5,365	3,723
Deferred revenue	3,213	4,564
Other current liabilities	24,331	31,752
Total current liabilities	113,217	87,455

LONG-TERM LIABILITIES
Long-term debt	-	33,840
Pension benefit obligation	202,146	235,457
Retiree healthcare obligation	7,425	8,063
Deferred compensation	7,699	8,362
Environmental liabilities	4,808	2,129
Other long-term liabilities	2,272	3,102
Total long-term liabilities	224,350	290,953

COMMITMENTS AND CONTINGENCIES - See Note 18

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2009 - 26,129,883; 2008 - 26,044,229	26,130	26,044
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,888	61,304
Accumulated other comprehensive losses	(146,768)	(170,519)
Retained earnings	145,312	163,510
Treasury stock at cost:
1,990,731 and 1,982,874 shares	(50,133)	(50,095)
Total shareholders' equity	42,154	34,969

Total liabilities and shareholders' equity	$ 379,721	$ 413,377

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
REVENUE	$ 694,016	$ 791,076	$ 865,432
COST OF SALES	473,446	540,274	593,118
GROSS MARGIN	220,570	250,802	272,314
OPERATING EXPENSES
Selling, general and administrative	205,270	228,265	252,205
Pension settlements and curtailments	20,412	(746)	20,809
Environmental remediation	2,513	827	943
Asset impairments	1,176	164	(439)
Restructuring and other exit costs	11,513	5,621	7,996
Total operating expenses	240,884	234,131	281,514
(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,314)	16,671	(9,200)
OTHER INCOME (EXPENSE)
Interest expense	(1,197)	(2,220)	(3,763)
Investment and other income	390	285	208
Total other expense	(807)	(1,935)	(3,555)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(21,121)	14,736	(12,755)
INCOME TAX (BENEFIT) EXPENSE	(8,724)	7,905	(5,176)
NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(12,397)	6,831	(7,579)
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of ($495) income tax benefit	-	-	(752)
Gain on sale of discontinued operations, net of $3 and $355
income tax expense	-	5	1,026
NET (LOSS) INCOME	$ (12,397)	$ 6,836	$ (7,305)
BASIC AND DILUTED (LOSS) INCOME PER SHARE
(Loss) income from continuing operations	$ (0.43)	$ 0.24	$ (0.26)
Loss from discontinued operations	-	-	(0.03)
Gain on sale of discontinued operations	-	-	0.04
Net (loss) income per share	$ (0.43)	$ 0.24	$ (0.25)
NET (LOSS) INCOME	$ (12,397)	$ 6,836	$ (7,305)
Net actuarial gains (losses), net of ($6,267), $47,950 and ($7,084) deferred
income tax expense (benefit)	9,514	(72,801)	10,754
Actuarial loss reclassification, net of ($10,875), ($8,144) and ($12,999) deferred
income tax benefit	16,512	12,365	19,736
Prior service credit, net of ($3,456) deferred income tax benefit	-	5,248	-
Prior service credit reclassification, net of $1,591, $1,508 and $1,313 deferred
income tax expense	(2,415)	(2,289)	(1,992)
Cumulative translation adjustment	140	(238)	-
COMPREHENSIVE INCOME (LOSS)	$ 11,354	$ (50,879)	$ 21,193

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (12,397)	$ 6,836	$ (7,305)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	25,044	26,543	26,774
Asset impairments	1,176	164	(439)
Restructuring charges	11,513	5,621	7,996
Pension and postretirement benefit expense	32,320	19,879	52,990
Share-based compensation	1,431	740	(591)
Deferred tax (benefit) expense	(8,724)	6,654	(6,755)
Other	2,663	2,027	712
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	5,058	17,344	5,746
Inventories	5,093	6,633	3,748
Restructuring spending	(9,872)	(2,302)	(7,592)
Accounts payable and accrued expenses	(5,190)	(6,353)	(14,255)
Pension and postretirement contributions and payments	(28,181)	(23,895)	(29,763)
Deferred compensation payments	(2,374)	(1,006)	(6,868)
Other assets and liabilities	1,614	2,769	8,719
Net cash provided by operating activities	19,174	61,654	33,117
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition	-	-	(750)
Additions to plant and equipment	(8,844)	(17,330)	(21,575)
Proceeds from sale of plant and equipment	634	164	2,502
Proceeds from sale of discontinued operations	-	-	2,500
Net cash used in investing activities	(8,210)	(17,166)	(17,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	2,010	(18,308)	10,988
Principal payments on long-tem debt	(159)	(180)	(358)
Proceeds from issuance of common stock	239	415	564
Dividends paid	(11,026)	(26,540)	(26,484)
Purchase of treasury stock	(38)	(60)	(334)
Net cash used in financing activities	(8,974)	(44,673)	(15,624)
Effect of exchange rate changes on cash	132	(230)	39
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,122	(415)	209
Cash and cash equivalents at beginning of year	282	697	488
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 2,404	$ 282	$ 697
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 1,250	$ 2,376	$ 3,665
Income taxes paid (refunded)	567	982	(45)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loan payable recorded in connection with purchase of software	$ -	$ 478	$ -
Note receivable recorded in connection with sale of plant and equipment	950	-	1,084
Note payable recorded in connection with acquisition	-	-	2,750
See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
COMMON STOCK
Beginning balance	$26,044	$25,979	$25,846
Dividend reinvestment plan	52	47	28
Issuance of vested shares	34	18	86
Stock option exercises	-	-	19
Ending balance	$26,130	$26,044	$25,979
CLASS A STOCK	$4,725	$4,725	$4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$61,304	$60,318	$60,321
Stock option compensation expense	973	447	536
Compensation expense for nonvested shares	458	293	(881)
Dividend reinvestment plan	187	368	300
Stock option exercises	-	-	217
Other	-	(104)	(89)
Issuance of vested shares	(34)	(18)	(86)
Ending balance	$62,888	$61,304	$60,318
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$(170,519)	$(112,804)	$(141,302)
Cumulative translation adjustment	140	(238)	-
Change in net actuarial losses	26,026	(60,436)	30,490
Change in net prior service credit	(2,415)	2,959	(1,992)
Ending balance	$(146,768)	$(170,519)	$(112,804)
RETAINED EARNINGS
Beginning balance	$163,510	$183,196	$218,181
Adoption of FIN 48	-	-	(1,144)
Net (loss) income	(12,397)	6,836	(7,305)
Dividends declared, $.20 per share in 2009
and $.92 per share in 2008 and 2007	(5,801)	(26,522)	(26,536)
Ending balance	$145,312	$163,510	$183,196
TREASURY STOCK AT COST
Beginning balance	$(50,095)	$(50,035)	$(49,701)
Treasury stock acquired	(38)	(60)	(334)
Ending balance	$(50,133)	$(50,095)	$(50,035)
Total shareholders' equity	$42,154	$34,969	$111,379

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a leading provider of business documents and related services for the healthcare, financial services, commercial, and industrial markets.  We integrate business process workflow, material sciences, and manufacturing and print supply chain management expertise to help our customers manage their document costs and improve their business processes.  Our products and services include printed forms and documents, labels, workflow and software solutions, warehousing, and distribution.  We market our products and services primarily through direct sales organizations operating throughout the United States.

The accounting policies that affect the more significant elements of our financial statements are summarized below.

Principles of Consolidation

Our consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.

Fiscal Year

Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2009, 2008, and 2007, ended on January 3, 2010, December 28, 2008, and December 30, 2007.  Fiscal year 2009 included 53 weeks and fiscal years 2008 and 2007 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on our judgment include, but are not limited to: pension benefit plan assumptions; fair value measurements; deferred taxes; inventories; environmental liabilities; and revenue recognition.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the period. Adjustments resulting from the translation of financial statements denominated in foreign currencies are charged or credited directly to shareholders’ equity and shown as cumulative translation adjustments in other comprehensive income.  Realized gains and losses from transactions denominated in foreign currencies are recorded in other income and are not material.

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

We have a series of actions that occur based upon the aging of past-due trade receivables, including letters, statements, and direct customer contact.  Accounts are deemed uncollectible based on past experience and current financial condition.

Notes receivable are stated at the principal amount with interest accrued when considered collectible.  An allowance for uncollectible notes receivable is recorded for probable losses based upon an analysis of prior collection experience, specific account risks, and economic conditions.

Bad debt expense was $1,343, $468, and $419 in 2009, 2008, and 2007.

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

Long-Lived Assets

Plant and equipment are stated at cost less accumulated depreciation.  Costs of normal maintenance and repairs are charged to expense when incurred.  Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts, and the resulting gain or loss is included in current income.

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

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $24,498, $25,736, and $26,263 in 2009, 2008, and 2007.  Estimated useful lives range from 15-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

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

Software Development Costs

Costs incurred to develop computer software products and significant enhancements to software features of existing products to be sold or otherwise marketed are capitalized after technological feasibility is established.  Amortization of capitalized software development costs begins when the product is available for general release.  Amortization is provided on the straight-line method over five years, which is the estimated product life of the related software.  Amortization expense was $480, $698, and $175 for 2009, 2008, and 2007.  The carrying value of software development costs is periodically reviewed for recoverability and a loss is recognized when the carrying value of the asset exceeds the value of the undiscounted expected future cash flows to be generated by the asset.

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years. Costs incurred during the preliminary project stage are expensed as incurred.   The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $16,794 at January 3, 2010 and $19,179 at December 28, 2008. These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values.  Where objective and reliable evidence exists as to the fair value for all undelivered items, but not for the delivered items, the residual method is used to allocate the consideration.  Under the residual method, the amount of revenue allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of any undelivered items.  Each unit of accounting is then accounted for under the applicable revenue recognition guidance.  When fair value cannot be established, the arrangement is accounted for as one unit of accounting and revenue is deferred and recognized on a straight-line basis over the contract period.

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

If requested by the customer, the distribution service fee is invoiced separately and recognized as distribution service revenue. However, in many arrangements, the fee is combined, or bundled, into the price of the product.  We have concluded that the accounting criteria to separate the product and service elements have been met.  Fair value for the distribution services is based on price lists and custom quoting templates used to establish a customer profile that determines the amount of distribution services revenue (stated as a percentage of the total consideration) that is allocated to all orders for a particular customer.  Revenue from distribution services under these arrangements is deferred and recognized proportionally when the product is shipped from the warehouse to the customer.

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

Software – We generate revenue from licensing the rights to software products to end users.  These licenses are generally sold as perpetual licenses.  We generally license our software in combination with professional services and post-contract customer support (PCS) which includes telephone assistance and software problem corrections.  Under these multiple deliverable arrangements, revenue is allocated to the separate elements based on vendor specific objective evidence (VSOE) of the fair value of each undelivered element in the arrangement.  Fair value for ongoing PCS is based upon established renewal rates and the related service revenue is deferred and subsequently recognized ratably over the term of the support agreement.  Fair value for professional services associated with licensing the software, such as training, software installation, building simple interfaces, and consulting services such as implementation support, forms design and system configuration, is based upon rates charged to customers when these services are sold in separate transactions.  Revenue for these professional services is recognized either on the completed contract method or when specific milestones are reached. Our software is generally not sold on a stand-alone basis; and therefore we cannot establish VSOE.  The amount of revenue allocated to the software is determined using the residual method and recognized when the software is delivered. Under this method, the software revenue equals the total amount of consideration received for the arrangement less the revenue allocated to PCS and professional services.

When we are unable to establish VSOE for the professional services, we use the combined services approach.  The entire arrangement is accounted for as one unit of accounting, and revenue is deferred and recognized on a straight-line basis over the longer of the PCS period or the period the professional services are expected to be performed.  When the professional services are complete, the software has been delivered, and the only remaining undelivered element is the PCS, the deferred revenue is adjusted to reflect only the remaining post contract support amount.

We also have entered into certain multiple deliverable arrangements to license software where VSOE cannot be established for any of the undelivered service elements.  These arrangements are accounted for as one unit of accounting, and revenue is deferred and recognized on a straight-line basis as the services are performed, which typically ranges from one to five years.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue, and shipping and handling costs paid to vendors are recorded as cost of sales.

Sales Taxes

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenues) in our Consolidated Statements of Income.

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,795, $4,630, and $4,877 in 2009, 2008, and 2007.

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

Accumulated Other Comprehensive Losses

Other comprehensive losses include any revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated other comprehensive losses, net of deferred taxes, include the following:

	2009	2008	2007
Net actuarial loss	$ (161,237)	$ (187,263)	$ (126,827)
Net prior service credit	14,567	16,982	14,023
Foreign currency translation	(98)	(238)	-
Total	$ (146,768)	$ (170,519)	$ (112,804)

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Adopted Accounting Pronouncements

Accounting standards codification

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification was effective beginning with our quarterly reporting period ended September 27, 2009 and did not have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Subsequent events

Effective for the quarterly period ended June 28, 2009; we adopted a newly issued accounting standard for reporting subsequent events.   The new standard provides guidance for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It also requires us to disclose the date through which subsequent events were evaluated.  The adoption of this standard did not have a material effect on our consolidated results of operations, financial position, or cash flows.

Pension disclosures

In fiscal 2009, we adopted a new accounting standard for postretirement benefit plans which requires us to provide additional disclosures related to plan assets.  The standard requires us to provide the following disclosures: a description of how investment allocation decisions are made, the fair value of each major category of plans assets, the level within the fair value hierarchy that the fair value measurements fall, a reconciliation of the beginning and ending balances for level 3 assets, and information about the valuation techniques and inputs used to measure fair value.

Recently Issued Accounting Pronouncements

In October 2009, Accounting Standards Update (ASU) No. 2009-13 was released amending the revenue recognition standards related to non-software multiple-element revenue arrangements.  The update eliminates the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; establishes a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; eliminates the residual method of allocation and requires the relative selling price allocation method for all arrangements; and significantly expands required disclosures related to multiple-element arrangements. The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating this update to determine its effect upon our consolidated results of operations, financial position, and cash flows.

Also in October 2009, ASU No. 2009-14 was issued.  This update amends the scope of software revenue recognition standards to exclude tangible products that contain software elements and non-software elements that function together to interdependently deliver the product’s essential functionality.  The update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  While we enter into arrangements that are subject to software revenue recognition standards, we do not expect adoption of the standard to have a material effect on our consolidated results of operations, financial position or cash flows.

NOTE 2 – FAIR VALUE MEASUREMENTS

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data

Pension Plan Assets

The fair values of our qualified defined benefit pension plan assets at January 3, 2010 by asset category are as follows:

Asset Category	Total	Quoted Market Prices in Active Markets for Identical Assets	Observable Market-based Inputs for Similar Assets	Significant Unobservable Inputs

		(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$ 8,283	$ 8,283	$ -	$ -

Equity securities

Commingled equity funds	28,113	-	28,113	-
Media and technology	32,625	32,625	-	-
Consumer products and services	23,311	23,311	-	-
Business products and services	20,795	20,795	-	-
Healthcare	17,099	17,099	-	-
Energy and utilities	16,659	16,659	-	-
Banking and financial services	15,719	15,719	-	-
Other	6,299	6,299	-	-
Fixed income securities
Commingled fixed income funds	20,124	-	-	20,124
Mortgage-back securities	8,273	-	8,273	-
Corporate bonds	6,200	-	6,200	-
Municipal bonds	1,559	-	1,559	-
U.S. Treasury securities	1,864	1,864	-	-
Private placements	767	-	767	-
Other	2,801	-	2,801	-

Private equity funds	9,097	-	-	9,097

Real estate	14,610	-	-	14,610

Total	$ 234,198	$ 142,654	$ 47,713	$ 43,831

Common Stock and United States Treasury Securities

Equity securities and U.S. Treasury notes and treasury inflation indexed securities (TIPS) are traded in open markets where quoted prices are determinable and available.  The investments are valued by independent pricing vendors using a market approach based on prices obtained from the primary exchange on which they are traded.  In the absence of a primary market, a secondary market price is used.

Government, Corporate, and Mortgage-back securities

Individual fixed income securities are valued using a market approach based on observable prices in open markets for similar assets or prices for identical or similar assets in markets that are not active.  Directly observable market inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads.

Commingled Funds (Applicable to money market, equity, and fixed income investments)

Commingled funds are valued at the fair value of the ownership interests in the funds.  The Net Asset Value (NAV) per unit is the primary input into the valuation.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding.  The fair value of equity securities held by the funds is generally based on observable prices or inputs based on quotes in active markets.  Fixed income securities held by the funds may be valued based on an “evaluated bid” valuation method.  Inputs to the valuation include interest rates on coupons, maturities, ratings, and cash flow projections.   Additionally, bid-side quotations from independent pricing services or broker-dealers may also be used to determine the fair value of fixed income securities.

Private Equity Funds

Our private equity funds are valued on a NAV per unit based on the underlying investments of the funds, which typically include direct investments in infrastructure assets, partnership interests, or other interests in infrastructure-related assets. The primary valuation methodology is a discounted cash flow analysis based on unobservable inputs.  Key inputs include estimates of operating income and discount rates.  Additionally, discounted cash flow valuations are validated using appropriate transaction and trading multiples, where available.

Real Estate

Real estate funds are valued on a NAV per unit based on the underlying assets in the funds.  Underlying assets primarily consist of investment properties valued by independent appraisals as there are no observable markets for these investments.  Key inputs include revenue and expense growth rates, terminal capitalization rates, and discount rates.

The following table summarizes the changes in plan assets measured at fair value using level 3 inputs:

	Commingled Fixed Income Funds	Private Equity Funds	Real Estate	Total
Beginning balance at December 28, 2008	$ 26,174	$ 11,751	$ 21,834	$ 59,759
Actual return on plan assets
Assets still held at January 3, 2010	2,906	(2,857)	(5,924)	(5,875)
Assets sold during the period	(260)	33	(642)	(869)
Purchases, sales, and settlements	(8,181)	170	(658)	(8,669)
Transfers in and/or out of level 3	(515)	-	-	(515)
Ending balance at January 3, 2010	$ 20,124	$ 9,097	$ 14,610	$ 43,831

Intangible Assets

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

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $850, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.  As a result of the write down, the value of the trademark was reduced to $150 as of June 28, 2009 and was considered a Level 3 fair value measurement.  The trademark was subsequently sold in the third quarter.

With the income approach, cash flows that are anticipated over several years, plus a terminal value at the end of that period, are discounted to their present value using an estimated weighted-average cost of capital.  The most critical inputs used were the revenue and cost assumptions, the terminal value assumed, and the discount rate applied.  We determined that these inputs were unobservable Level 3 inputs; therefore, the reporting unit fair value measurement was deemed a Level 3 measurement. The following describes the significant inputs utilized in our fair value calculations and the information used to develop the inputs:

•

Revenue and cost assumptions:  We reviewed all existing customer contracts and the existing pipeline of new opportunities for the applicable product lines.  We projected future unidentified customer opportunities using existing pricing practices and sale productivity trends.  The customer data was then used to project future revenue over the next five years.

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

•

Discount rate:  We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor/lender expectations.

Items Disclosed at Fair Value

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

NOTE 3 –DISCONTINUED OPERATIONS

In 2007, we sold selected assets of our digital writing business to EXPED LLC, for $2,500 in cash and the assumption of certain liabilities.  The transaction resulted in a net gain of $801.

The Digital Solutions business was sold because it no longer fit with the Company’s strategic direction.  The sale of Digital Solutions met the criteria to be accounted for as discontinued operations; therefore, the results of operations were excluded from continuing operations in the accompanying Consolidated Statements of Operations.  Revenue for Digital Solutions included in discontinued operations was $511 for 2007.  Cash flows related to discontinued operations are not separately disclosed in the Consolidated Statements of Cash Flows.  No interest expense was allocated to discontinued operations.

In 2007, we also recorded total adjustments of $225 to previous sales of discontinued operations.

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS

All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	2009	2008	2007
2009 Actions
Involuntary termination costs	$3,615	$-	$-
Contract exit and termination costs	361	-	-
Other associated exit costs	7,223	-	-
Total 2009	11,199	-	-
2008 Actions
Involuntary termination costs	(453)	4,232	-
Contract exit and termination costs	229	843	-
Other associated exit costs	538	515	-
Total 2008	314	5,590	-
2007 Actions
Involuntary termination costs	-	-	4,669
Contract exit and termination costs	-	-	-
Other associated exit costs	-	31	3,327
Total 2007	-	31	7,996
Total	$11,513	$5,621	$7,996

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

2009

To continue our transformation, we launched an ongoing company-wide review of business practices and growth acceleration opportunities in 2009 designed around the priorities of client satisfaction, cost reduction, and increased market coverage that we called MyC3.  The intent of MyC3 is to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.  The MyC3 Initiative is being conducted with the assistance of a third party specializing in driving earnings growth through employee collaboration.  As a result of this intensive process, we plan to:

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

•

Invest in system enhancements making it easier to serve customers

•

Employ strategic procurement processes and systems that leverage vendor relationships company wide.

On October 22, 2009, our Board of Directors approved a restructuring plan as a result of the MyC3 Initiative.  Implementation of the plan will continue through 2011, with a majority of the actions to be executed in the next twelve months.  When fully implemented, we expect to achieve cost savings between $30,000 and $40,000, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.  We expect to have involuntary termination costs of $3,900 for severance and outplacement services; contract termination costs of $3,900 for leased facilities; and other associated costs of $9,000, primarily for fees to the third party that assisted with the development and implementation of the MyC3 Initiative and costs for the relocation of equipment and inventory.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total
	Expected	2009
	Costs	Expense
Involuntary termination costs	$3,900	$3,615
Contract termination costs	3,900	361
Other associated exit costs	9,000	7,223
Total	$16,800	$11,199

A summary of the 2009 accrual activity is as follows:

	Accrued	Incurred	Balance
	in 2009	in 2009	2009
Involuntary termination costs	$ 3,611	$ (199)	$ 3,412
Contract termination costs	361	-	361
Other associated exit costs	6,900	(5,600)	1,300
Total	$ 10,872	$ (5,799)	$ 5,073

2008

In 2008, we initiated several actions in order to create efficiencies and reduce costs.  We closed two print centers and one distribution center and integrated two other print centers with distribution warehouses.  This move was in response to a changing product mix away from traditional short-run offset to increased print on demand and allowed us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  The last of these actions was completed during the first quarter of 2009.

We also redesigned our client support infrastructure to more of a centralized model.  We transitioned customer transactional and administrative functions from our field sales offices to one of three client satisfaction centers.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings.

Lastly, in late 2008 we eliminated approximately 175 positions throughout the Company in response to revenue declines, soft industry demand for some traditional printed products, and weak economic conditions.

The majority of these costs were incurred in 2008; however, restructuring and other exit costs of $314 in 2009 primarily relate to $897 for costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $583 for lower than expected involuntary termination costs.

Components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	2009	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,779	$ (453)	$ 3,779
Contract termination costs	1,138	229	1,072
Other associated exit costs	1,053	538	1,053
Total	$ 5,970	$ 314	$ 5,904

A summary of the 2008 accrual activity is as follows:

	Accrued	Incurred	Balance	Accrued	Reversed	Incurred	Balance
	in 2008	in 2008	2008	in 2009	in 2009	in 2009	2009
Involuntary termination costs	$ 4,198	$ (992)	$ 3,206	$ 8	$ (583)	$ (2,471)	$ 160
Contract termination costs	629	(112)	517	319	(90)	(614)	132
Total	$ 4,827	$ (1,104)	$ 3,723	$ 327	$ (673)	$ (3,085)	$ 292

2007

In 2007, we initiated actions as part of an overall plan to reduce our annual operating costs.  We ceased production and closed our facility in Middlebury, Vermont.  Equipment and production was transferred to three other existing plants.  We also eliminated approximately 250 positions, primarily in management and overhead.  Total costs incurred were $8,027; $4,669 for involuntary termination costs and $3,358 of other associated exit costs, primarily for equipment removal and relocation and employee relocation.

NOTE 5 - ASSET IMPAIRMENTS

As a result of the 2009 restructuring plan, we conducted an extensive review of our property, plant, and equipment to determine if any assets were impaired.  We recorded impairment charges of $326, the majority of which was related to costs for internal-use software in development that was determined to have no future benefit. We also adjusted the remaining useful lives of production equipment and other assets that were not impaired, but would no longer be used as we implement the 2009 restructuring actions.  The effect of the change in useful lives resulted in a charge of approximately $771, $0.02 per share, for additional depreciation expense.

In 2008, we recorded a $164 impairment charge for production equipment.

In 2007, we closed our Middlebury plant.  The market was stronger than expected, and we received several offers for the purchase of the building that were higher than originally anticipated.  As a result, in 2007 we reversed $409 of the previously recorded impairment charge associated with the building and ultimately sold the facility at a gain.  We also reversed $342 of a previously recorded impairment charge related to the sale and disposal of equipment as a result of transferring more equipment to other existing plants than originally expected.  An additional $312 of impairment charges were recorded for other equipment.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	January 3,	December 28,
	2010	2008
Current:
Trade receivables	$105,139	$108,674
Less allowance for uncollectible receivables	(2,542)	(1,864)
Net trade receivables	102,597	106,810
Notes receivable	720	108
Less allowance for uncollectible receivables	(72)	(43)
Net notes receivable	648	65
Other receivables	5,279	5,935
Total current receivables	$108,524	$112,810
Long-term:
Notes receivable	$1,309	$3,929
Less allowance for uncollectible receivables	(268)	(2,863)
Total long-term notes receivable	$1,041	$1,066

NOTE 7 – INVENTORIES

Inventories consist of the following:

	January 3,	December 28,
	2010	2008
Finished products	$31,059	$33,994
Jobs in process	388	1,228
Materials and supplies	2,178	3,496
Total	$33,625	$38,718

A significant portion of inventory costs is determined by the LIFO method.  Included in finished products is inventory the Company subcontracts, stores, and later distributes to fulfill certain customer orders.  This inventory is recorded at cost on a FIFO basis and is excluded from the Company’s LIFO calculation.  At January 3, 2010 and December 28, 2008, the amount of inventory excluded was $20,622 and $20,078.

If the FIFO method had been used to value all inventory, total inventory amounts would have been $29,087 higher at January 3, 2010 and $34,008 higher at December 28, 2008.

During 2009 and 2008, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $6,354 and $1,504 in 2009 and 2008, and increased net income from continuing operations by $3,831 or $.13 per share in 2009 and $907 or $.03 per share, in 2008.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In 2009, we organized our operating businesses into three business units based upon their customer base and the primary vertical markets they serve.  As a result, our new reportable segments are primarily market focused as opposed to our previous reporting segments that were product-based.  Under our new operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment.  As a result, the carrying amount of goodwill is not allocated to any reportable segment. During the second quarters of 2009 and 2008, we performed the annual impairment test for goodwill which did not result in any impairment.

Identifiable intangible assets consist of the following:

	January 3, 2010		December 28, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Patents	$ 650	$ (650)	$ 650	$ (627)
Customer contracts	-	-	303	(303)
Non-compete agreement	-	-	250	(78)
	650	(650)	1,203	(1,008)
Intangible Assets with Indefinite Lives
Trademark	-	-	1,000	-
	-	-	1,000	-
Total	$ 650	$ (650)	$ 2,203	$ (1,008)

Amortization expense for intangible assets was $66, $109, and $137 for 2009, 2008 and 2007.  There is no remaining amortization expense in future years.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 3,	December 28,
	2010	2008
Non-income taxes	$ 5,467	$ 5,541
Dividends payable	1,471	6,696
Current portion of pension and postretirement obligations	3,408	4,482
Other current liabilities	13,985	15,033
Total	$ 24,331	$ 31,752

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	January 3,	December 28,
	2010	2008
Revolving credit facility	$ 35,709	$ 33,680
Loan payable	159	319
Total	35,868	33,999
Less current portion	35,868	159
Long-term portion	$ -	$ 33,840

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

The Credit Facility provides for the payment of interest on amounts borrowed under London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate, plus an applicable margin based on the sum of available unborrowed credit plus certain cash balances.  Payment of interest on base rate loans is based on the prime rate.  The weighted average interest rate, including the spread, was 1.99% at January 3, 2010, and 2.94% at December 28, 2008.  We are also required to pay a fee on the unused portion of the Credit Facility.  As of January 3, 2010, such fee is payable at an annual rate of 37.5 basis points.

We expect to have a new agreement in place prior to May 2010; however, the interest rate and fees will be higher than the current Credit Facility.

The unsecured term loan is payable, including interest at 2.4%, on July 15, 2010.

NOTE 11 – INCOME TAXES

The income tax (benefit) expense consists of the following:

	2009	2008	2007
Current:
Federal	$ (700)	$ 304	$ 1,200
State and local	(116)	950	239
	(816)	1,254	1,439
Deferred:
Federal	$ (6,415)	$ 6,036	$ (5,524)
State and local	(1,493)	615	(1,091)
	(7,908)	6,651	(6,615)
Total	$ (8,724)	$ 7,905	$ (5,176)

The significant components of the deferred tax (benefit) expense consist of the following:

	2009	2008	2007
Depreciation	$ (2,332)	$ (3,399)	$ (3,053)
Goodwill and intangible assets	1,486	1,643	1,657
Restructuring	(652)	(1,318)	(161)
Pension	182	437	(17,971)
State and local net operating loss carryforward	(975)	259	655
Federal tax credit	725	(245)	(333)
Compensation and benefits	426	1,564	4,294
Accounts and notes receivable	786	50	124
Retiree healthcare benefits	1,983	1,396	1,230
Capital loss carryforward	(962)	-	-
Federal net operating loss carryforward	(7,143)	6,193	5,696
Other	(1,432)	71	1,247
Total	$ (7,908)	$ 6,651	$ (6,615)

The Worker, Homeownership, and Business Assistance Act of 2009 allowed the carry back of certain federal net operating losses for up to five years.  Under this Act, we intend to recover $625 of alternative minimum tax paid in 2007 and 2008.  There are no other recoverable taxes within the five year carryback period.

The components of the current net deferred tax asset and long-term net deferred tax asset consist of the following:

	January 3,	December 28,
	2010	2008
Deferred tax asset:
Allowance for doubtful accounts	$ 959	$ 726
Inventories	1,274	1,033
Compensation and benefits	6,921	7,347
Other	5,287	3,527
Total current tax asset	14,441	12,633
Less: valuation allowance	(16)	-
Net current asset	$ 14,425	$ 12,633
Deferred tax asset (liability):
Depreciation	$ (8,398)	$ (10,730)
Notes receivable	135	1,154
Goodwill and intangible assets	5,092	6,578
Pension	65,999	81,732
Retiree healthcare benefits	11,492	13,475
Capital loss carryforwards	15,174	14,212
Federal net operating loss carryforward	21,662	14,519
State and local net operating loss carryforward	2,160	1,185
Federal tax credit	1,655	2,380
Other	4,183	3,828
Total long-term tax asset	119,154	128,333
Less: valuation allowance	(14,463)	(14,212)
Net long-term asset	$ 104,691	$ 114,121
Net deferred tax asset	$ 119,116	$ 126,754

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  Our review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

At January 3, 2010, the Company has unused U.S. federal and state net operating loss carryforwards of $61,930 and $24,881, respectively, generally expiring from 2023 through 2029.  Based on the weight of available evidence, including the potential sources of taxable income previously mentioned, we have concluded that it is more likely than not that these losses will be utilized.  As such, we have not recorded a valuation allowance for the tax benefit of these losses.  We have net operating loss carryforwards in Mexico of $955 expiring 2017 to 2019.  A full valuation allowance has been provided for the tax benefit of these net operating loss carryforwards in Mexico as it is more likely than not that these losses will not be utilized.   We have a U.S. capital loss carryforward of $447 that expires in 2010.  We also have a Canadian capital loss carryforward of $80,194 that has an indefinite carryforward period.  A full valuation allowance has been provided for the tax benefit associated with these capital losses as it is more likely than not that these capital losses will not be utilized.  In addition, we have a U.S. capital loss carryforward of $2,425 that expires in 2014.

Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	4.7	4.7	4.7
Change in cash surrender value	2.7	12.0	1.4
State rate changes	-	-	(0.9)
Permanent and other items	(1.1)	1.9	0.4
Effective tax rate	41.3%	53.6%	40.6%

We have recorded a liability of $1,153 that represents tax benefits taken in our tax returns, but not yet reflected in our tax provision because of the uncertainty of the position.  These unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate of a future period or periods.  There was no significant change to the amount of unrecognized tax benefits in 2009.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and Mexican jurisdictions.  With few exceptions, based on expiration of statutes of limitation, the Company is no longer subject to federal income tax examinations by tax authorities for years before 2006 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.  Utilization of net operating loss carryforwards generated from 2003 to 2009 could subject those losses to review by tax authorities beyond the expiration of the normal statute of limitation.

Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2009, 2008, and 2007 was not material.

The Company currently has no undistributed earnings with respect to its foreign subsidiaries.

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

NOTE 13 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2009	2008	2007
Weighted-average shares outstanding - basic	28,836	28,759	28,684
Effect of potentially dilutive securities	-	15	-
Weighted-average shares outstanding - diluted	28,836	28,774	28,684

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Due to the net loss from continuing operations incurred in 2009 and 2007, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.  Outstanding options to purchase 2,080,368 shares were not included in the computation of diluted EPS for 2008 because the exercise price of the options was greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 14 – SHARE-BASED COMPENSATION

We have one plan under which share-based awards may currently be granted.  The 2002 Equity Incentive Plan, as amended and restated in 2009 (2002 Plan), provides for the granting of a maximum of 3,500,000 shares.  The 2002 Plan permits the grant of incentive or nonqualified stock options, restricted stock grants, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the 2002 Plan.  The Committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Non-employee directors are also eligible to receive stock awards under the 2002 Plan.

Outstanding stock options granted under the 2002 Plan have a contractual term of ten years and the exercise price per share is equal to the fair market value on the grant date.  The options vest over periods determined when granted, generally four years, and are exercisable until the term expires.

Under the 2002 Plan, shares subject to restricted stock award may be issued when the award is granted or at a later date. The stock awards are subject to terms determined by the Committee, have voting rights, and may include specified performance objectives.  However, the sale or transfer of these shares is restricted during the vesting period.  Recipients of restricted stock awards prior to April 23, 2009 had the right to receive dividends during the vesting period.  Recipients of restricted stock awards after April 23, 2009 do not receive dividends during the vesting period.  Dividends are placed in escrow and paid only if the shares vest.

Total share-based compensation expense by type of award is as follows:

	2009	2008	2007
Stock awards, service-based	$ 458	$ 293	$ 810
Stock awards, performance-based	38	245	(1,486)
Stock options	973	447	536
Total share-based compensation expense	1,469	985	(140)
Tax effect on share-based compensation expense	583	391	(56)
Net share based compensation expense	$ 886	$ 594	$ (84)
Amount included in continuing operations	$ 886	$ 594	$ (308)
Amount included in discontinued operations	-	-	224
Total	$ 886	$ 594	$ (84)

Stock Options

The weighted-average fair value of stock options granted in 2009, 2008, and 2007, was estimated at $1.91, $1.57, and $2.51 per share using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate:  We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Dividend Yield:  We calculate the expected dividend yield based on our projection of future stock prices and dividends expected to be paid.

Expected Term:  The expected term represents the period of time that our stock options are expected to be outstanding and is based on our historic exercise behavior.

Expected Volatility: We calculate the expected volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the award.

The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2009	2008	2007
Risk-free interest rate	1.6%	2.8%	4.3%
Dividend yield	4.8%	9.7%	7.0%
Expected term	4 years	4 years	4 years
Expected volatility	66.9%	42.5%	37.6%

A summary of our stock option activity and related information for 2009 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at December 28, 2008	1,763,771	$ 16.07
Granted	957,300	4.97
Exercised	-	-
Forfeited/Canceled	(434,930)	17.97
Outstanding at January 3, 2010	2,286,141	$ 11.06
Exercisable at January 3, 2010	1,069,289	$ 16.25

The total intrinsic value of options exercised in 2007 was $16.  As of January 3, 2010, there was a total of $1,140 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.5 years.

Following is a summary of the status of stock options outstanding at January 3, 2010, which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value
2,041,876	7 years	$ 11.70	$ 141	1,069,289	4 years	$ 16.25	$ -

Service-Based Stock Awards

We have awarded nonvested stock to employees and directors that vest based on service requirements.  The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award.  Expense is being amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.   The weighted-average grant date fair value of service-based nonvested stock issued in 2009, 2008, and 2007 was $5.22, $9.49, and $13.07 per share.  The total fair value of stock that vested during 2009, 2008, and 2007 was $169, $188, and $1,074.  As of January 3, 2010, there was a total of $675 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.3 years.

A summary of our service-based stock award activity and related information for 2009 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 28, 2008	104,822	$ 11.33
Granted	75,670	5.22
Vested	(33,837)	12.19
Forfeited/Canceled	(5,749)	11.22
Nonvested at January 3, 2010	140,906	$ 7.85

Performance-Based Stock Awards

The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award.  Performance-based stock awards vest only upon the achievement of specific measurable performance criteria.  We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.  Dividends paid on the nonvested shares are recorded as additional compensation expense for the number of shares that we do not expect to vest.

The performance goal for shares issued in 2008 was a cumulative goal which allowed partial vesting if a minimum level of performance was attained over a two-year period.  If the minimum level of performance was not attained by the end of 2009, the stock awards would be forfeited and canceled, and any expense recognized to that date would be reversed.  We did not recognize any expense in 2009 or 2008 for these awards because we did not believe the performance goal would be achieved. Since the performance goal was not achieved, all of the remaining shares outstanding will be canceled in 2010.

A summary of our performance-based stock award activity and related information for 2009 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at December 28, 2008	216,100	$ 9.48
Granted	-	-
Vested	-	-
Forfeited/Canceled	(25,917)	9.48
Nonvested at January 3, 2010	190,183	$ 9.48

NOTE 15 – PENSION PLANS

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

In 2004, the benefit formula for certain participants (primarily participants hired after December 31, 1999) was frozen.  Those participants do not earn any additional benefit credits; however, their lump sum earns 4% interest annually until termination of employment with the Company.  In 2008, we modified the qualified defined benefit plan and the non-qualified supplementary benefit plan discussed below for participants that were still accruing benefits under the plans.  As a result, final pension benefit amounts for those participants will be based on pay and service through June 29, 2008.

Our non-qualified supplementary benefit plan provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law and other benefits.  The plan covers certain officers and key employees.  Our funding policy is to contribute amounts to the plan equal to the benefit payments required for each year.

We have an additional supplemental non-qualified retirement plan for elected officers.  Participants earn benefits based on years of service and the employee’s average earnings.  We also have separate supplemental retirement agreements that provide retirement benefits to two former officers.  Our funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.

The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our pension plans:

Change in Benefit Obligation	2009	2008
Benefit obligation at beginning of year	$ 466,371	$ 481,293
Service cost	126	3,388
Interest cost	25,777	28,083
Settlement gain	(22,909)	-
Curtailment gain	-	(23,213)
Actuarial (gain) loss	(7,972)	20,078
Benefits paid	(23,035)	(43,258)
Benefit obligation at end of year	$ 438,358	$ 466,371

Change in Plan Assets
Fair value of plan assets at beginning of year	$227,961	$346,180
Actual return on plan assets	33,493	(97,277)
Employer contributions	26,806	22,316
Settlements	(31,027)	-
Benefits paid	(23,035)	(43,258)
Fair value of plan assets at end of year	$234,198	$227,961
Funded status at end of year	$(204,160)	$(238,410)

As a result of employees retiring in 2009 and electing a lump-sum payment of their pension benefits under our qualified, non-qualified, and supplemental executive retirement plans, we recognized pension settlements in 2009.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year. The impact of the settlements on the projected benefit obligation and plan assets is shown in the table above.  As part of the settlement, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.  These non-cash charges are included in net periodic benefit cost.

The pension plan modifications in 2008 resulted in a curtailment gain of $23,213 that reduced the pension benefit obligation. This action also resulted in a non-cash curtailment gain of $746 recorded in net periodic benefit cost.

The actuarial loss for 2008 was primarily due to a decrease in our discount rate from 6.0% to 5.75%.

Amounts Recognized in Balance Sheet	2009	2008
Accrued pension liability - current	$(2,014)	$(2,953)
Accrued pension liability - long-term	(202,146)	(235,457)
Total	$(204,160)	$(238,410)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$263,586	$306,377
Prior service cost	593	1,185
Total	$264,179	$307,562

The amount of net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2010 is $18,720 and $593, respectively.

At the end of 2009, the projected benefit obligation and accumulated benefit obligation of all our pension plans were the same and only slightly different at the end of 2008.  All of our pension plans have benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Periodic Benefit Cost	2009	2008	2007
Service cost of benefits earned	$ 126	$ 3,388	$ 7,670
Interest cost on projected benefit obligation	25,777	28,083	28,563
Expected return on plan assets	(25,568)	(29,410)	(29,028)
Amortization of prior service cost	593	486	369
Curtailment gain	-	(746)	(137)
Settlement loss	20,412	-	20,946
Amortization of net actuarial loss from prior years	14,598	20,014	26,084
Total net periodic pension cost	$ 35,938	$ 21,815	$ 54,467

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Losses Before Tax	2009	2008
Net actuarial (gain) loss	$ (15,897)	$ 123,553
Net actuarial loss recognized	(26,893)	(20,014)
Prior service (credit) cost recognized	(592)	260
Total recognized in other comprehensive losses	(43,382)	103,799
Total recognized in net periodic benefit cost
and other comprehensive losses	$ (7,444)	$ 125,614

Weighted-average Assumptions

Projected benefit obligation	2009	2008	2007
Discount rate	5.80%	5.75%	6.00%
Future compensation increase rate
- current year	-	3.50%	3.50%
- subsequent years	-	3.50%	3.50%
Net periodic benefit cost
Discount rate (1)	5.75/7.0%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

(1) The discount rate was 5.75% through March 1, 2009 and 7.0% April through December 2009 due to settlements that occurred on March 1, 2009.  As a result, pension expense was adjusted to reflect the updated discount rate at that time.

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

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due.  Our pension plan assets have historically been invested predominantly in equity investments, which have typically realized annual returns at or above the expected long-term rate of return.

Plan Assets

Our long-term investment policy objectives with respect to the qualified defined benefit plan assets are to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation, to achieve an annual investment return target of 8.75% over a 10-year period, and to achieve an annual investment return that exceeds inflation by at least 4% per year as measured over a three- to five-year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 20% to a maximum of 40% with a target percentage of 30%.  Equity real estate percentages range from a minimum of 0% to a maximum of 10% with a target of 5%.  See Note 2 “Fair Value Measurements” for further detail on the fair value of our plan assets.

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

The Pension Protection Act of 2006 became effective in 2008 and increases the minimum funding requirements for our qualified pension plan.  We expect to contribute approximately $29,000 in 2010.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2010	$ 27,768
2011	28,849
2012	31,602
2013	29,803
2014	30,870
2015-2019	162,463

Defined Contribution Plans

We have a non-qualified defined contribution plan for executive officers who are not currently in the traditional formula of the qualified defined benefit plan or other supplemental defined benefit retirement plans.  The Company does not currently fund this plan.  Participant accounts are credited with 15% of their annual compensation.  Accounts are credited annually with an investment return which currently is 6%.  Expense recorded for this plan totaled $213, $187, and $96 in 2009, 2008 and 2007.

Additionally, we sponsor a 401(k) savings plan that substantially all of the employees are eligible to participate in.  As a result of the pension plan modification in 2008, the Company match was increased for the employees affected from 10% to 75% on the first six percent of eligible compensation deferred, which is equivalent to the match for all other employees.  Late in 2009, we reduced the Company match for all employees from 75% to 50%.  Expense recorded for employer matching contributions under this plan totaled $5,611, $5,400, and $4,200 in 2009, 2008, and 2007, respectively.

NOTE 16 – POSTRETIREMENT HEALTHCARE BENEFITS

In addition to providing pension benefits, we provide certain healthcare benefits for eligible retired employees.  In 2008, the plan’s cost sharing provisions were amended to adjust retiree premiums for 2009 and beyond.  This change significantly reduced our projected future benefit costs, resulting in a decrease of $8,704 to our benefit obligation.  This change also effectively caps our healthcare costs in future years at levels consistent with 2009 costs; therefore, healthcare cost trend assumptions are no longer applicable and we do not expect changes in future healthcare cost trend rates to have a material effect on our postretirement benefit obligation or net benefit cost.

The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.

Change in Benefit Obligation	2009	2008
Benefit obligation at beginning of year	$9,592	$21,570
Interest cost	485	1,105
Amendments	-	(8,704)
Actuarial loss (gain)	116	(2,801)
Net benefits paid	(1,374)	(1,578)
Benefit obligation at end of year	$8,819	$9,592
Plan Assets	-	-
Funded status	$(8,819)	$(9,592)
The net actuarial gain in 2008 was attributable to a decrease in the number of participants covered by the plan.
Amounts Recognized in Balance Sheet
Accrued postretirement liability - current	$(1,394)	$(1,529)
Accrued postretirement liability - long-term	(7,425)	(8,063)
Total amount recognized	$(8,819)	$(9,592)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Prior service credit	$(24,754)	$(29,352)
Net actuarial loss	4,634	5,012
Total	$(20,120)	$(24,340)

The amount of prior service credit and actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost during 2010 is $(4,598) and $487, respectively.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Postretirement Benefit Cost	2009	2008	2007
Interest cost	$ 485	$ 1,105	$ 1,230
Amortization of prior service credits	(4,598)	(3,537)	(3,537)
Amortization of net actuarial losses	494	496	735
Total postretirement benefit cost	$ (3,619)	$ (1,936)	$ (1,572)

Other Changes in Benefit Obligation Recognized in Other Comprehensive Losses Before Tax

Net actuarial loss (gain)	$ 116	$ (2,801)
Prior service credit	-	(8,704)
Prior service credit recognized	4,598	3,537
Net actuarial loss recognized	(494)	(496)
Total recognized in other comprehensive losses	$ 4,220	$ (8,464)
Total recognized in net postretirement benefit cost
and other comprehensive losses	$ 601	$ (10,400)

Weighted-average Assumption

Benefit obligation	2009	2008	2007
Discount rate	4.75%	5.50%	5.75%
Healthcare cost trend rate assumed
for current year	-	7.00%	8.00%
Net periodic benefit cost
Discount rate	5.50%	5.75%	5.75%
Healthcare cost trend rate assumed
for current year	-	8.00%	9.00%
Rate to which the cost trend rate
is assumed to decline (the
ultimate trend rate)	-	4.75%	4.75%
Year that the rate reaches the
ultimate trend rate	-	2014	2014

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

The funding policy is to pay claims as they occur.  The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2010	$ 1,427
2011	1,302
2012	1,168
2013	1,055
2014	940
2015-2019	3,186

NOTE 17 – SEGMENT REPORTING

In 2009, we organized our operating businesses into three business units based upon their customer base and the primary vertical markets they serve.  We re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources.  As a result, our new reportable segments are primarily market focused as opposed to our previous reporting segments that were product based.  We sell most of our products and services across all of our business units; therefore, our new reportable segments are not based upon any aggregation of the previously reported segments.  Segment information for 2008 and 2007 has been revised from previously reported information to reflect the current presentation.   A description of the new reportable segments is provided below.

Healthcare -- Customers within the healthcare market seek products and services that improve patient care, reduce costs, create efficient processes, and manage regulatory/industry requirements and risks.  The Healthcare segment’s primary customers include acute care hospitals, integrated delivery networks, long-term care providers, and managed care organizations.  Products and services provided include: documents such as administrative and clinical forms, secure prescriptions, marketing solutions, patient communications, wristbands and labels, and workflow solutions.

Financial Services -- The financial services market relies on business-critical documents to effectively run their operations, improve the way they communicate with their customers and employees, and manage risks.  This segment serves the document needs of the financial services market, which consists primarily of the following: retail banks, insurance carriers, credit agencies, security dealers, insurance agents/brokers, and holding companies.  Products and services provided include documents such as specialized print, customer communications, marketing solutions, training solutions, and enterprise print management workflow solutions.

Emerging -- The Emerging segment serves the business-to-business or commercial market, which primarily includes the following: retailers, business service providers, wholesalers, transportation services, technology/communication providers, non-industrial manufacturers, and government.  We focus primarily on large diverse retailers, state governments, overnight delivery carriers in transportation, and business service providers. Products and services provided include documents such as specialized print, customer communications, marketing solutions, training solutions, and labels.

Industrial -- This segment primarily provides printed production parts to the industrial manufacturing market.  Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.  Products and services provided include functional and decorative labels, in-mold labeling and decorating, professional design services, and printed technical literature and other documents.

Segment Operating Results

Under our new operating model, the majority of our manufacturing, printing, warehousing, and distribution functions are managed under a shared-services model and are therefore not specific to a particular reportable segment.   Each business unit is supported by our shared services group comprised of manufacturing, supply chain, and client satisfaction, as well as finance, technology, and other corporate functions.  The profitability measure we use to assess segment performance is segment operating income before restructuring and impairment, and excludes items listed in the reconciliation below that are not allocated to segment operating income.

Production costs of our manufacturing and supply chain shared services functions are accumulated on a customer basis and reported in the applicable business unit’s cost of sales.  Our business units incur a portion of selling, general and administrative expense directly.  Each business unit also receives an allocation of SG&A expense as follows:

•

Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other Business Unit’s based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

•

Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.

•

General and administrative expense of our remaining shared services is allocated based on a percentage of actual revenue.

As a result of our shared-services model, our business units do not have separately identified assets and depreciation expense is part of the allocations.  Asset information is not provided as part of the business unit’s discrete financial information; therefore, total assets and capital expenditures by reportable segment are not available.  The accounting policies of the segments are the same as those described in Note 1.  No single customer provided more than 10% of the Company’s consolidated revenue in any of the years presented.

Information about our operations by reportable segment is as follows:

		Healthcare	Financial Services	Commercial	Industrial	Total
Revenue from external	2009	$265,850	$193,203	$170,107	$64,856	$694,016
customers	2008	284,824	224,789	201,530	79,933	791,076
	2007	300,592	242,318	239,496	83,026	865,432
Operating income (loss)	2009	$22,553	$7,914	$(3,981)	$(1,304)	$25,182
from continuing	2008	25,639	9,030	3,269	2,572	40,510
operations	2007	34,660	5,243	(1,534)	5,602	43,971
Depreciation and	2009	$9,121	$7,169	$6,429	$2,325	$25,044
amortization	2008	9,062	7,867	6,993	2,621	26,543
	2007	8,526	7,744	7,859	2,446	26,575

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2009	2008	2007
Total consolidated revenues	$694,016	$791,076	$865,432
Operating income	$25,182	$40,510	$43,971
Restructuring and asset impairment	(12,689)	(5,785)	(7,557)
Environmental remediation expense	(2,513)	(827)	(943)
Amortization of net actuarial losses	(15,191)	(20,014)	(26,084)
Pension settlement loss	(20,412)	-	(20,946)
Other unallocated pension	(209)	2,073	602
Unallocated corporate	597	808	756
LIFO adjustment	4,921	(94)	1,001
Total other expense, primarily interest	(807)	(1,935)	(3,555)
(Loss) income from continuing operations before income taxes	$(21,121)	$14,736	$(12,755)

Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Revenue by the products and services we provide is as follows:

	2009	2008	2007
Traditional print documents	$306,162	$348,500	$388,741
Print-on-demand documents	196,642	229,652	245,883
Labels	90,165	102,375	111,224
Workflow and software solutions	24,519	29,333	32,810
Warehousing and distribution	53,337	55,210	57,856
Other products and services	23,191	26,006	28,918
Total consolidated revenue	$694,016	$791,076	$865,432

NOTE 18 – COMMITMENTS AND CONTINGENCIES

We do not have purchase agreements with suppliers extending beyond normal quantity requirements.  We have the following commitments at January 3, 2010:

•

Purchase commitments for capital improvements aggregating $418

•

Multiple years remaining on commitments with software companies for total annual license maintenance fees of $1,827.

We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $14,672 in 2009, $16,122 in 2008, and $17,099 in 2007.  Future minimum payments under existing noncancelable leases at January 3, 2010 are as follows:

2010	$ 11,602
2011	9,232
2012	7,251
2013	5,248
2014	2,578
Later years	1,201
Total	$ 37,112

Contingencies

We have outstanding letters of credit as of January 3, 2010 totaling $4,306, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.

We outsource certain information technology and telecommunication services from suppliers under agreements that expire during 2010.  At January 3, 2010, the early termination penalties total approximately $10,535.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy which has caused an increase in our projected costs associated with the interim stage and expected final remedy.  Agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $2,352 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  Depending on the final remedy agreed upon and the final agreed upon allocation among the PRPs, it is possible that our estimate could change in the future.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.

In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will be held liable for participating in remediation actions.  A remedial investigation and feasibility study has been conducted by the VLSG which indicates a range of viable remedial approaches.  At this very early stage, a final remediation approach has not been selected and we have accrued the estimate of our obligation based on the most cost efficient approach.  We have an undiscounted long-term liability of $1,953 that we currently believe is adequate to cover our portion of the total future potential costs of remediation which are expected to be incurred over a period of 30 years.  Our estimate does not include any amount that we may ultimately have to pay should GM not be required to fund their allocated portion of the environmental remediation costs.  Depending on the final remedy agreed upon, the participation of GM and other PRPs not currently in the VLSG, and the final agreed upon allocation, it is possible our estimate could change in the future.

In addition, we have undiscounted reserves totaling $503 for environmental remediation at one previously owned facility. Our remediation costs for this facility are partially covered by our insurance provider and we have recorded a receivable of $170 for the remaining portion of the costs we expect to recover.

NOTE 19 – SUBSEQUENT EVENT

The Company has evaluated for disclosure all subsequent events occurring through March 11, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follow:

	Quarters Ended
	March 29,	June 28,	September 27,	January 3,
	2009	2009	2009	2010
Revenue	$ 174,620	$ 171,015	$ 163,528	$ 184,853
Gross margin	54,235	54,182	53,163	58,990
Net (loss) income	(10,976)	3,174	(5,467)	872
Basic and diluted (loss) income per share	(0.38)	0.11	(0.19)	0.03

	Quarters Ended
	March 30,	June 29,	September 28,	December 28,
	2008	2008	2008	2008
Revenue	$ 207,185	$ 198,827	$ 189,008	$ 196,056
Gross margin	64,785	63,647	62,080	60,290
Income from continuing operations	2,494	1,390	2,151	796
Income from discontinued operations	2	2	-	1
Net income	2,496	1,392	2,151	797
Basic and diluted income per share	0.09	0.05	0.07	0.03

Continuing operations for 2009 include the following pre-tax adjustments:

•

Restructuring and other exit costs of $601, ($394), $10,558, and $748 in the first through fourth quarters

•

Asset impairments of $850 and $326 in the third and fourth quarters

•

Pension settlement charges of $19,747 and $665 in the first and third quarters

•

Material adjustments in the fourth quarter included accelerated depreciation expense of $771, environmental remediation costs of $2,407, offset by a favorable LIFO adjustment of ($1,932).

Continuing operations for 2008 include the following significant pre-tax adjustments:

•

Restructuring and other exit costs of $9, $(4), $2,738, and $2,878 in the first through fourth quarters

•

A reversal of $1,996 in the third quarter for compensation expense related to annual cash incentives for which performance goals were not met.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of January 3, 2010.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the fourth quarter of fiscal 2009, there have been no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2010.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2010.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2010.

The following table summarizes information as of January 3, 2010 regarding our 1995 Incentive Stock Option Plan and our 2002 Equity Incentive Plan under which our equity securities have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,286,141	$ 11.06	1,142,687

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2010.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 29, 2010.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – January 3, 2010 and December 28, 2008

Consolidated Statement of Income and Comprehensive Income – Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Consolidated Statement of Shareholders’ Equity – Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Consolidated Statement of Cash Flows – Years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Notes to Consolidated Financial Statements

2.

Consolidated financial statement schedule

Schedule

Number

Description

Page

II

Valuation and Qualifying Accounts and Reserves

   82

All other financial statement schedules are omitted because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

THE STANDARD REGISTER COMPANY

By:  /S/  JOSEPH P. MORGAN, JR.

Joseph P. Morgan, Jr.

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on February 25, 2010:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 25, 2010, as attorney-in-fact for the following directors of the Registrant:

David P. Bailis	R. W. Begley, Jr
Michael E. Kohlsdorf	E. Eric McCarthey
J. J. Schiff, Jr.	J .Q. Sherman, II

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

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, revised December 11, 2008, effective June 29, 2008, incorporated by reference from form 10-K for the period ended December 28, 2008.

10.2

The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, restated October 26, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.

10.3

First Amendment to The Standard Register Company Officers' Supplemental Non-Qualified Retirement Plan, dated December 11, 2008, effective January 1, 2008, incorporated by reference from Form 10-K for the period ended December 28, 2008.

10.4

The Standard Register Company Supplemental Executive Retirement Plan, dated December 12, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.

10.5

First Amendment to The Standard Register Company Supplemental Executive Retirement Plan, dated December 11, 2008, effective January 1, 2008, incorporated by reference from Form 10-K for the period ended December 28, 2008.

10.6	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.7	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.8

First Amendment to The Standard Register Company Management Incentive Compensation Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.9	The Standard Register Dividend Reinvestment and Common Stock Purchase Plan, incorporated by reference from Registration Statement No. 333-05321.

10.10	The Standard Register Company 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.
10.11

The Standard Register Company Amended and Restated 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 23, 2009.

10.12	Asset Purchase Agreement between Exped LLC and The Standard Register Company, dated April 21, 2007, incorporated by reference from Form 8-K filed April 26, 2007.

10.13	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant, incorporated by reference to Form 10-K for the period ended December 28, 2008.

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of David P. Bailis, R. W. Begley, Jr., Michael E. Kohlsdorf, R. Eric McCarthey, J. J. Schiff, Jr., and J. Q. Sherman, II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON SUPPLEMENTAL SCHEDULE

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the consolidated financial statements of The Standard Register Company and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and for the three years in the period ended January 3, 2010, and the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, and have issued our reports thereon dated March 11, 2010.  Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/BATTELLE & BATTELLE LLP

Dayton, Ohio

March 11, 2010

SCHEDULE II

THE STANDARD REGISTER COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE THREE YEARS ENDED JANUARY 3, 2010

(Dollars in thousands)

Description	Balance at beginning of period	Charged (credited) to costs and expenses	Foreign Currency Translation	Deductions	Balance at end of period

Year Ended January 3, 2010
Allowance for doubtful accounts-	$ 1,864	$ 1,451	$ 2	$ (775)	$ 2,542
Accounts Receivable - Trade
Allowance for doubtful accounts-	2,906	(108)	-	(2,458)	340
Notes Receivable
Total Allowance for Doubtful Accounts	$ 4,770	$ 1,343	$ 2	$ (3,233)	$ 2,882

Year Ended December 28, 2008
Allowance for doubtful accounts-	$ 1,844	$ 578	$ -	$ (558)	$ 1,864
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,016	(110)	-		2,906
Notes Receivable
Total Allowance for Doubtful Accounts	$ 4,860	$ 468	$ -	$ (558)	$ 4,770

Year Ended December 30, 2007
Allowance for doubtful accounts-	$ 2,135	$ 440	$ -	$ (731)	$ 1,844
Accounts Receivable - Trade
Allowance for doubtful accounts-	3,037	(21)	-		3,016
Notes Receivable
Total Allowance for Doubtful Accounts	$ 5,172	$ 419	$ -	$ (731)	$ 4,860

EXHIBIT 24

P O W E R    O F    A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints  F. D. Clarke, III , and J. P. Morgan, Jr., and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended January 3, 2010, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ F.D. Clarke, III	Chairman of the Board and Director	February 25, 2010
F. D. Clarke, III

/S/ J. P. Morgan, Jr.	President, Chief Executive Officer	February 25, 2010
J. P. Morgan, Jr.	and Director

/S/ Robert M. Ginnan	Vice President, Treasurer	February 25, 2010
R. M. Ginnan	and Chief Financial Officer

/S/ David P. Bailis	Director	February 25, 2010
D. P. Bailis

/S/ R. W. Begley, Jr.	Director	February 25, 2010
R. W. Begley, Jr.

/S/ Michael E. Kohlsdorf	Director	February 25, 2010
M. E. Kohlsdorf

/S/ R. Eric McCarthey	Director	February 25, 2010
R. Eric McCarthey

/S/ J. J. Schiff, Jr.	Director	February 25, 2010
J. J. Schiff, Jr.

/S/ J. Q. Sherman, II	Director	February 25, 2010
J. Q. Sherman, II

Signed and acknowledged in the presence of:

/S/F. D. Clarke, III	/S/ G. D. Sowar
F. D. Clarke, III, Chairman of the	Gerard D. Sowar, Vice President,
Board of Directors of The Standard	General Counsel and Secretary
Register Company	of The Standard Register Company

STATE OF OHIO, MONTGOMERY COUNTY:

The foregoing Directors of The Standard Register Company personally appeared before me, a Notary Public for the State of Ohio, and each of them acknowledged that they did sign this Power of Attorney, and that it is the free act and deed of each said Director.

I have signed and sealed this Power of Attorney at Dayton, Ohio, on February 25, 2010.

/S/ G.D.Sowar

Gerard D. Sowar