Form 10-Q
period 2010-04-04
STANDARD REGISTER CO
filed 2010-05-03
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 4, 2010
Common stock, $1.00 par value	24,160,389 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 4, 2010

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 Weeks Ended April 4, 2010 and March 29, 2009	3

b)	Consolidated Balance Sheets
	as of April 4, 2010 and January 3, 2010	4

c)	Consolidated Statements of Cash Flows
	for the 13 Weeks Ended April 4, 2010 and March 29, 2009	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		15
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		23

Item 4. Controls and Procedures		23

Part II – Other Information

Item 1. Legal Proceedings		24

Item 1A. Risk Factors		24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		24

Item 3. Defaults upon Senior Securities		24

Item 4. Reserved		24

Item 5. Other Information		24

Item 6. Exhibits		24

Signatures		25

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
REVENUE	$ 167,423	$ 174,620
COST OF SALES	113,814	120,385
GROSS MARGIN	53,609	54,235
OPERATING EXPENSES
Selling, general and administrative	54,145	51,787
Pension settlement losses	-	19,747
Restructuring and other exit costs	432	601
Total operating expenses	54,577	72,135
LOSS FROM OPERATIONS	(968)	(17,900)
OTHER INCOME (EXPENSE)
Interest expense	(390)	(303)
Other income	2	48
Total other expense	(388)	(255)
LOSS BEFORE INCOME TAXES	(1,356)	(18,155)
INCOME TAX BENEFIT	(543)	(7,179)
NET LOSS	$ (813)	$ (10,976)
BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.38)
Dividends per share declared for the period	$ 0.05	$ 0.23
NET LOSS	$ (813)	$ (10,976)
Net actuarial loss reclassification, net of $(1,902) and $(6,654) deferred
income tax benefit	2,888	10,101
Net prior service credit reclassification, net of $397 deferred
income tax expense	(604)	(604)
Net actuarial gains, net of $(9,823) deferred income tax benefit	-	14,915
Cumulative translation adjustment	13	(26)
COMPREHENSIVE INCOME	$ 1,484	$ 13,410

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 4,	January 3,
A S S E T S	2010	2010
CURRENT ASSETS
Cash and cash equivalents	$ 193	$ 2,404
Accounts and notes receivable, less allowance for doubtful
accounts of $2,259 and $2,614	102,778	108,524
Inventories	30,724	33,625
Deferred income taxes	14,426	14,425
Prepaid expense	11,088	10,079
Total current assets	159,209	169,057

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,806	64,628
Machinery and equipment	191,503	191,512
Office equipment	167,800	167,622
Construction in progress	2,475	1,594
Total	428,592	427,364
Less accumulated depreciation	342,991	342,036
Plant and equipment, net	85,601	85,328
Net assets held for sale	412	412
Total plant and equipment, net	86,013	85,740

OTHER ASSETS
Goodwill	6,557	6,557
Deferred tax asset	103,731	104,691
Other	13,932	13,676
Total other assets	124,220	124,924

Total assets	$ 369,442	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 4,	January 3,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2010

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,557	$ 35,868
Accounts payable	28,702	32,349
Accrued compensation	15,357	12,091
Accrued restructuring and other exit costs	3,390	5,365
Deferred revenue	3,394	3,213
Other current liabilities	21,429	24,331
Total current liabilities	73,829	113,217

LONG-TERM LIABILITIES
Long-term debt	35,902	-
Pension benefit obligation	193,775	202,146
Retiree healthcare obligation	7,335	7,425
Deferred compensation	7,372	7,699
Environmental liabilities	4,730	4,808
Other long-term liabilities	2,473	2,272
Total long-term liabilities	251,587	224,350

COMMITMENTS AND CONTINGENCIES - see Note 12

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,157,341 and 26,129,883 shares	26,157	26,130
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	63,283	62,888
Accumulated other comprehensive losses	(144,471)	(146,768)
Retained earnings	144,499	145,312
Treasury stock at cost:
1,996,952 and 1,990,731 shares	(50,167)	(50,133)
Total shareholders' equity	44,026	42,154

Total liabilities and shareholders' equity	$ 369,442	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (813)	$ (10,976)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	6,087	6,219
Restructuring charges	432	601
Pension and postretirement benefit expense	3,521	23,385
Share-based compensation	378	465
Deferred tax benefit	(543)	(7,179)
Other	165	(652)
Changes in operating assets and liabilities:
Accounts and notes receivable	5,746	11,061
Inventories	2,901	(264)
Restructuring spending	(2,407)	(1,771)
Accounts payable and accrued expenses	(728)	(8,315)
Pension and postretirement obligations	(8,194)	(8,661)
Deferred compensation payments	(766)	(931)
Other assets and liabilities	(184)	(401)
Net cash provided by operating activities	5,595	2,581

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(2,073)	(3,390)
Proceeds from sale of plant and equipment	19	-
Net cash used in investing activities	(2,054)	(3,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(4,119)	7,501
Principal payments on long-term debt	(199)	-
Proceeds from issuance of common stock	44	99
Dividends paid	(1,456)	(6,642)
Purchase of treasury stock	(34)	(38)
Net cash (used in) provided by financing activities	(5,764)	920
Effect of exchange rate changes on cash	12	(26)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,211)	85
Cash and cash equivalents at beginning of period	2,404	282
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 193	$ 367

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$ 4,311	$ -
Loan payable recorded for professional services	1,598	-

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances. The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 3, 2010 (Annual Report).

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2010, we adopted Accounting Standards Update 2010-06 which requires new disclosures and clarifies existing disclosures related to fair value measurements.  Certain provisions for disclosures of level 3 fair value measurements will be effective in our fiscal 2011.  We do not expect the adoption of this update to have a material effect on our consolidated results of operations, financial position, or cash flows.

NOTE 3 – RESTRUCTURING AND OTHER EXIT COSTS

The 2009 and 2008 restructuring and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
2009 Actions
Involuntary termination costs	$ -	$ -
Contract termination costs	157	-
Other associated exit costs	240	-
Total 2009	397	-
2008 Actions
Involuntary termination costs	-	8
Contract termination costs	29	336
Other associated exit costs	6	257
Total 2008	35	601
Total restructuring and other exit costs	$ 432	$ 601

2009

Restructuring and other exit costs of $397 for the first quarter of 2010 primarily relate to lease costs accrued for two closed sales offices and costs for the relocation of equipment that are required to be expensed as incurred.  Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q1 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,900	$ -	$ 3,615
Contract termination costs	3,900	157	518
Other associated exit costs	9,000	240	7,463
Total	$ 16,800	$ 397	$ 11,596

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2009	Accrual	in 2010	2010
Involuntary termination costs	$ 3,412	$ -	$ (593)	$ 2,819
Contract termination costs	361	157	(64)	454
Other associated costs	1,300	-	(1,300)	-
Total	$ 5,073	$ 157	$ (1,957)	$ 3,273

2008

Restructuring and other exit costs of $35 and $601 for the first quarter of 2010 and 2009 primarily relate to costs that are required to be expensed as incurred.  Components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q1 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,779	$ -	$ 3,779
Contract termination costs	1,138	29	1,101
Other associated exit costs	1,059	6	1,059
Total	$ 5,976	$ 35	$ 5,939

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2009	in 2010	2010
Involuntary termination costs	$ 160	$ (133)	$ 27
Contract termination costs	132	(42)	90
Total	$ 292	$ (175)	$ 117

NOTE 4 – INVENTORIES

Inventories consist of the following:

	April 4,	January 3,
	2010	2010
Finished Products	$ 28,512	$ 31,059
Jobs In Process	483	388
Materials and Supplies	1,729	2,178
Total	$ 30,724	$ 33,625

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	April 4,	January 3,
	2010	2010
Non-income taxes	$ 4,897	$ 5,670
Current portion of pension and postretirement obligations	3,408	3,408
Customer deposits	3,723	3,726
Dividends payable	15	1,471
Other current liabilities	9,386	10,056
Total	$ 21,429	$ 24,331

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	April 4,	January 3,
	2010	2010
Revolving credit facility	$ 31,590	$ 35,709
Capital lease obligation	4,310	-
Loan payable	1,559	159
Total	37,459	35,868
Less current portion	1,557	35,868
Long-term portion	$ 35,902	$ -

On March 31, 2010, the Company entered into a $100,000 four-year senior secured revolving credit facility (Credit Facility) with five banks.  The Credit Facility replaced the Company’s $100,000 senior secured revolving credit facility that would have matured in May 2010.

The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11,250, whichever is greater.

The Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  We are also required to pay a fee on the unused portion of the Credit Facility.  As of April 4, 2010, such fee is payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.

In February 2010, the Company entered into a five-year capital lease for printing equipment.  The Company’s capitalized lease obligation provides for aggregate payments, including interest, of approximately $5,022.  Payments under the lease, including interest, are as follows:  2010-$775; 2011-$1,004; 2012-$1,004; 2013-$1,004; 2014-$1,004; and 2015-$231. Amortization expense for the capital lease is included with depreciation expense on the Company’s consolidated statement of income.

We have an unsecured loan payable, including interest at 2.4%, of $159 due on July 15, 2010.  We also have an unsecured loan payable, including interest at 6.5%, of $1,400 due in monthly installments of $58, through April 2012.

We believe the carrying amount of outstanding amounts under our secured revolving credit facility approximate fair value as the interest rates are variable based on market interest rates and reflect current market rates available to us.

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	April 4,	March 29,
(Shares in thousands)	2010	2009
Weighted average shares outstanding - basic	28,875	28,792
Effect of potentially dilutive securities	-	-
Weighted average shares outstanding - diluted	28,875	28,792

Nonvested shares of restricted stock awards are considered participating securities and are included in the calculation of basic EPS, when material.  The effects of stock options on diluted EPS are reflected through the application of the treasury stock method.  Due to the net loss for the 13-week periods ended April 4, 2010 and March 29, 2009, no outstanding options were included in the diluted EPS calculation because they would automatically result in anti-dilution.

NOTE 8 – SHARE BASED COMPENSATION

The terms and conditions of outstanding awards previously granted are more fully described in Note 14 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Nonvested stock awards, service based	$ 92	$ 130
Nonvested stock awards, performance based	29	-
Stock options	257	335
Total share-based compensation expense	378	465
Income tax benefit	150	185
Net expense	$ 228	$ 280

Stock Options

The weighted-average fair value of stock options granted in 2010 was estimated at $2.76 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over a 4-year vesting period.  The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

Risk-free interest rate	1.9%
Dividend yield	3.7%
Expected term	4 years
Expected volatility	75.7%

A summary of our stock option activity and related information for 2010 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 3, 2010	2,286,141	$ 11.06
Granted	743,580	5.97
Exercised	-	-
Forfeited/Canceled	(46,851)	17.00
Outstanding at April 4, 2010	2,982,870	$ 9.70
Exercisable at April 4, 2010	1,214,303	$ 15.16

Performance-Based Stock Awards

During the first quarter of 2010, the Company awarded 240,550 shares of performance-based restricted stock.  Twenty-five percent of the shares will vest upon the achievement of specific performance goals by the Company for 2010.  The remaining shares will vest as follows: 25% two years from the date of grant and 50% three years from the date of grant.  These shares have voting rights and accrue dividends during the performance period which will be paid if the shares vest.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of performance is not attained by the end of 2010, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted upon performance above the target level.

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

During the first quarter, we also cancelled 190,183 shares of performance-based stock awarded in 2008 due to the performance goal not being attained.

A summary of our performance-based stock award activity and related information for 2010 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 3, 2010	190,183	$ 9.48
Granted	240,550	5.82
Vested	-	-
Forfeited/Canceled	(190,183)	9.48
Nonvested at April 4, 2010	240,550	$ 5.82

NOTE 9 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Service cost of benefits earned	$ -	$ 32
Interest cost on projected benefit obligation	6,100	6,478
Expected return on plan assets	(6,463)	(6,771)
Amortization of prior service costs	148	148
Amortization of net actuarial losses from prior periods	4,668	4,657
Settlement loss	-	19,747
Total	$ 4,453	$ 24,291

NOTE 10 – POSTRETIREMENT HEALTHCARE BENEFITS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Interest cost	96	121
Amortization of prior service credits	(1,149)	(1,149)
Amortization of net actuarial losses from prior periods	121	123
Total	$ (932)	$ (905)

The funding policy is to pay claims as they occur.  As of April 4, 2010, we paid $186 to cover claims under our postretirement medical plan and currently expect to pay an additional $840 to cover benefit claims during the remainder of 2010.

NOTE 11 – SEGMENT REPORTING

Segment information for 2009 has been revised from previously reported information to reflect the current presentation. Information about our operations by reportable segment for the 13-week periods ended April 4, 2010 and March 29, 2009 is as follows:

		Healthcare	Financial Services	Emerging	Industrial	Total
Revenue from external customers	2010	$ 64,261	$ 44,714	$ 40,222	$ 18,226	$ 167,423
	2009	68,415	50,123	42,263	13,819	174,620
Operating income (loss)	2010	$ 3,962	$ 1,097	$ (2,318)	$ (695)	$ 2,046
	2009	5,489	2,702	(347)	(887)	6,957

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Operating income	$ 2,046	$ 6,957
Restructuring and asset impairment	(432)	(601)
Amortization of net actuarial losses	(4,668)	(4,657)
Pension settlement losses	-	(19,747)
Other unallocated pension	363	293
Other unallocated	65	(7)
LIFO adjustment	1,658	(138)
Total other expense, primarily interest	(388)	(255)
Loss before income taxes	$ (1,356)	$ (18,155)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $2,352 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.   Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.   In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will be held liable for participating in remediation actions.  A remedial investigation and feasibility study has been conducted by the VLSG which indicates a range of viable remedial approaches.  At this very early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most cost efficient approach.  We have an undiscounted long-term liability of $1,953 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  Our estimate does not include any amount that we may ultimately have to pay should GM not be required to fund their allocated portion of the environmental remediation costs.  Depending on the final remedy agreed upon, the participation of GM and other PRPs not currently in the VLSG, and the final agreed upon allocation, it is possible our estimate could change in the future.

In addition, we have undiscounted reserves totaling $425 for environmental remediation at one previously owned facility. Our remediation costs for this facility is partially covered by our insurance provider, and we have recorded a receivable of $170 for the portion of these costs we expect to recover.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Because such statements deal with future events, actual results for fiscal year 2010 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 (Annual Report).  You should read this Management Discussion and Analysis in conjunction with those risk factors and the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included in our Annual Report.  This Management’s Discussion and Analysis includes the following sections:

•

Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•

Quarter Highlights—An overall discussion of changes in our business and key financial results for the quarter.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the first quarter of 2010 and 2009.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefits, fair value measurements, deferred taxes, inventories, environmental liabilities, revenue recognition, and share-based compensation. For a detailed discussion of these critical accounting estimates, see the Management Discussion and Analysis included in our Annual Report.  With the exception of the share-based compensation discussion that follows, there were no significant changes in these critical accounting policies and estimates in the first quarter of 2010.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Share-Based Compensation

During the first quarter of 2010, the Company awarded 240,550 shares of performance-based restricted stock.  Twenty-five percent of the shares will vest upon the achievement of specific performance goals by the Company for 2010.  The remaining shares will vest as follows: 25% two years from the date of grant and 50% three years from the date of grant.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of performance is not attained by the end of 2010, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted upon performance above the target level.

The amount of compensation expense recognized is dependent on the total amount of performance-based shares we expect to vest.  This requires us to evaluate the probability of achieving the performance goals and assess the level of goal achievement each quarter.  We are currently accruing expense based upon achieving performance sufficient to earn 100% of the grant.  Total expense over the three-year vest period would be approximately $1.4 million at this performance level.  The actual amount of compensation expense recorded in future periods is subject to adjustment based on changes in our expectations and the actual level of achievement of the performance goal.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 2, “Recently Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

QUARTER HIGHLIGHTS

During the first quarter of 2010, we continued to refine our go-to-market strategy and further aligned our marketing efforts and resources around our market business units.  Our approach yielded positive results as we acquired new customers and expanded business with existing customers.  Implementation is currently underway for much of this new business. Economic conditions also improved across our markets, which corresponded to increased order levels.  However, customers continued to focus on cost containment, and intense pressures on pricing continued throughout the quarter.

During the quarter, we moved forward on plans developed as part of the 2009 MyC3 Initiative.  Numerous cost-saving and revenue-growth ideas were completed, several ahead of schedule, which positively impacted earnings for the quarter.  We also made key progress in optimizing our manufacturing footprint and transforming our product portfolio by implementing new workflow and print technology in our Print On Demand centers.  Additionally, we continued investing in system and infrastructure enhancements, including our web-based SMARTworks® platform, to allow us to work easier with our customers, reduce costs, and create operating efficiencies.

On March 31, 2010, we entered into a $100 million, four-year senior secured revolving credit facility that replaced our existing facility that was due to expire in May 2010.  The agreement allowed us to increase our borrowing capacity and is expected to provide us sufficient liquidity to run our current operations and make strategic investments for our future.

The following summarizes key financial results for the quarter:

•

Net loss was $0.8 million, or $0.03 per share compared to a net loss of $11.0 million, or $0.38 per share in 2009.  We had no pension settlements charges in 2010, compared to $19.7 million in the first quarter of 2009.  On a per share basis, the pension settlements represented a loss of $0.41 per share for the first quarter of 2009.

•

Cash flow on a net debt basis was a positive $1.9 million compared to a negative $7.4 million in the first quarter of 2009.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  Unless otherwise noted, references to 2010 and 2009 refer to the 13-week periods ended April 4, 2010 and March 29, 2009.

Consolidated Summary

	2010	% Change	2009
Revenue	$ 167.4	-4%	$ 174.6
Cost of sales	113.8	-5%	120.4
Gross margin	53.6	-1%	54.2
Gross margin % of sales	32.0%		31.0%

SG&A expense	54.1	4%	51.8
Pension settlements	-	-100%	19.7
Restructuring and asset impairments	0.4	-33%	0.6
Other expense, net	0.4	33%	0.3
Loss before income taxes	(1.3)	-93%	(18.2)
Income tax benefit	(0.5)	-93%	(7.2)
% rate	40.0%		39.5%
Net Loss	$ (0.8)	-93%	$ (11.0)

Revenue

Revenue for the first quarter of 2010 was down $7.2 million or 4% compared with the first quarter of 2009, resulting from a 1% decline in units and a 3% decline in pricing.  Units increased during the quarter due to new customer acquisitions, expansion of new business with existing customers, and an upward trend in order levels resulting from improved economic conditions. However, as a result of the significant erosion in volume that occurred during 2009, units remained at slightly lower levels overall for the first quarter of 2010 as compared with 2009.

Declines in pricing continued to be driven by intense price competition and customer focus on cost containment.  We expect customers to remain focused on costs as the economy continues to recover.  While pricing on the supply side stabilized in 2009, paper price increases of approximately 7% are expected in the second quarter.  We generally have contractual arrangements that allow us to pass through these costs; however, price competition and a slow economy may delay our ability to recover these costs.

Cost of Sales/Gross Margin

Cost of sales decreased $6.6 million or 5% in the first quarter of 2010 as compared with 2009.  The reduction in cost of sales from slightly lower units was offset by higher costs from changes in production mix.  Production costs were reduced by approximately 4%, primarily through our 2008 restructuring actions, workforce reductions, and cost reduction initiatives taken during 2009.  The major categories of cost reductions included compensation, rebates, supply chain, and warehousing costs.  Cost of sales was also reduced approximately 1% by a favorable LIFO adjustment, which resulted from continuing initiatives to reduce inventory levels.  As a result, despite the decline in revenue, the gross margin percentage increased from 31% in the first quarter of 2009 to 32% in the first quarter of 2010.

Due to the paper price increases expected during the second quarter, material costs are expected to increase for future quarters in 2010.  However, we also expect to continue to realize additional production cost savings as we implement other MyC3 cost reduction ideas.

Selling, General and Administrative Expenses

As shown in the following table, SG&A expense increased by $2.3 million in the first quarter 2010 as compared with 2009. Selling and sales support declined $0.9 million.  Marketing costs were higher as we continued implementing our go-to-market strategy; however, these increases were offset by reduced compensation-related expenses as a result of our cost reduction initiatives.

General and administrative expenses increased $3.3 million.  Increases in planned technology spending on system infrastructure projects accounted for approximately $1.9 million of the increase.  Additionally, deferred compensation costs were higher by approximately $0.8 million as compared to 2009, due to one-time death benefits received in 2009 that were not received in 2010 and lower investment earnings.

	2010	2009
Selling and sales support	$ 26.0	$ 26.9
Research and development	1.1	1.2
General and administrative expenses	21.1	17.8
Depreciation	2.3	2.2
Amortization of pension net actuarial losses	4.7	4.7
Other pension and postretirement expenses	(1.1)	(1.0)
Total selling, general and administrative expense	$ 54.1	$ 51.8

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce cost, and maintain a strong financial condition.  The 2009 and 2008 restructuring and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2009

In 2009, we initiated a restructuring plan as a result of the MyC3 initiative.  We continued implementing this plan, as well as other cost reduction and revenue growth initiatives generated from the MyC3 process, in the first quarter of 2010, with several projects completed ahead of schedule.  Implementation of the restructuring plan and other initiatives will continue through 2011, and we are currently on track to realize all of the projected savings of $30 to $40 million annually, once completed.

Restructuring and other exit costs of $0.4 for the first quarter of 2010 primarily relate to lease costs accrued for two closed sales offices and costs for the relocation of equipment  that are required to be expensed as incurred.  Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q1 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3.9	$ -	$ 3.6
Contract termination costs	3.9	0.2	0.5
Other associated exit costs	9.0	0.2	7.5
Total	$ 16.8	$ 0.4	$ 11.6

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2009	Accrual	in 2010	2010
Involuntary termination costs	$ 3.4	$ -	$ (0.6)	$ 2.8
Contract termination costs	0.4	0.1	-	0.5
Other associated costs	1.3	-	(1.3)	-
Total	$ 5.1	$ 0.1	$ (1.9)	$ 3.3

2008

Restructuring and other exit costs of $0.6 for the first quarter of 2010 primarily relate to costs that are required to be expensed as incurred.

Segment Operating Results

We operate the following three business units:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial, which is comprised of two operating segments: Financial Services and Emerging.  As a result, we have four operating segments which represent our reportable segments.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments.  Segment information for 2009 has been revised from previously reported information to reflect the current presentation.

	2010	% Chg	2009
Revenue
Healthcare	$64.3	-6%	$68.4
Financial Services	44.7	-11%	50.1
Emerging	40.2	-5%	42.3
Industrial	18.2	32%	13.8
Consolidated Revenue	$167.4	-4%	$174.6

		% Rev		% Rev
Gross Margin
Healthcare	$23.5	36.5%	$24.0	35.2%
Financial Services	13.3	29.8%	14.8	29.3%
Emerging	10.0	24.9%	11.8	27.9%
Industrial	5.1	28.0%	3.7	27.1%
Total Segments (1)	$51.9	31.0%	$54.3	31.1%
Operating Income (Loss)
Healthcare	$4.0	6.2%	$5.5	8.0%
Financial Services	1.1	2.5%	2.7	5.4%
Emerging	(2.3)	-5.7%	(0.4)	-0.7%
Industrial	(0.7)	-3.8%	(0.8)	-6.5%
Total Segments (1)	$2.1	1.3%	$7.0	4.0%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.  A reconciliation of operating income per segment to consolidated income from operations is provided in Note 11-Segment Reporting of the Notes to Financial Statements.

Healthcare

Revenue in our Healthcare segment declined 6% or $4.1 million in the first quarter of 2010 compared with 2009.  Units accounted for a 4% decline, with an additional 2% decline attributable to pricing.  Unit declines were driven primarily by the continued adoption of technology and electronic medical records, resulting in lower sales of traditional print products such as clinical forms.  The rate of decline in these products was lessened due to successful efforts to expand our customer base and market share in these product categories.  Sales in some of our growth-targeted products, such as workflow solutions and marketing and training solutions, increased as a result of our refined focus and sales initiatives in these areas.  The decrease in pricing primarily is a result of an increase in discounts related to new business acquisition.

Cost of sales declined $3.6 million or 8% as compared to the first quarter of 2009.  Unit declines and lower production expenses realized from our cost reduction initiatives reduced costs by 3% and 5%, respectively.  The gross margin percentage increased from 35.2% in the first quarter of 2009 to 36.5% in 2010, primarily reflecting the lower production costs.

Operating income was down $1.5 million for the first quarter of 2010 compared with 2009, reflecting the lower gross margin of $0.5 million, higher administrative expenses of approximately $1.5 million, and lower selling expenses of approximately $0.5 million.  Cost reductions implemented late in 2009 as a result of the MyC3 Initiative contributed to the decline in selling expenses.

Financial Services

Financial Services segment revenue declined $5.4 million or 11% in 2010 compared with the first quarter of 2009, due to a decline in units.  Although we continued to increase our customer base and expand sales to existing customers; units were lower compared to the first quarter of 2009 as we continued to see the effects of the significant erosion in volume with a few customers that occurred during 2009.  Revenue declines in the first quarter of 2010 were most significant in our specialized print products, such as forms, and customer communication products; while revenue increased in our marketing solutions.

Cost of sales declined $3.9 million or 11% compared with the first quarter of 2009.  Lower unit sales decreased costs by approximately 9%, and lower production costs accounted for a 2% decline.  As a result, despite the decline in revenue, the gross margin percentage was consistent with the first quarter of 2009.

Operating income declined $1.6 million due to the decline in gross margin of $1.5 million, lower selling expenses of $0.5 million, and higher administrative expenses of $0.6 million.  Selling expenses were lower as a result of restructuring actions in 2008 and 2009 and lower commissions on reduced revenue compared to the first quarter of 2009.

Emerging

Emerging segment revenue declined $2.1 million or 5% in the first quarter of 2010 compared with 2009.  Units accounted for a 4% increase, as a result of increases in our customer base.  However, this increase was more than offset by pricing declines of 9%.  Intense competition within the industry has resulted in higher discounts on new business, as well as with existing customers.  Revenue declines were primarily in forms, labels, and secure documents, while marketing and training solutions revenue increased.

Cost of sales declined $0.3 million, or 1% compared with 2009.  Lower production costs due to our workforce reductions and other cost reduction initiatives reduced costs by approximately 5%.  However, costs increased approximately 2% due to the increase in units sold and an additional 2% due to changes in product mix.  Therefore, the gross margin percentage declined from 27.9% in 2009 to 24.9% in 2010.

Operating loss was $2.3 million, compared to a loss of $0.4 million in 2009.  The decline of $1.9 million is a result of reduced gross margin of $1.8 million, increased administrative expenses of approximately $0.5 million, offset by lower selling expenses of $0.4 million.  Selling expenses decreased primarily as a result of workforce reductions taken as part of our restructuring activities in 2008 and 2009.

Industrial

Industrial segment revenue increased $4.4 million or 32% in the first quarter of 2010 compared with 2009, primarily the result of increased units.  Improved economic conditions accounted for the majority of the increase, as order levels trended higher for many of our customers.  Our customers currently are projecting a partial recovery of the declines sustained in 2009, which should continue to result in increased unit sales for this segment in 2010.  Additionally, the acquisition of new customers and expanded product sales to existing customers also contributed to increased units during the first quarter of 2010.  While we expect revenue to continue to trend upward in 2010, we do not expect revenue increases to be consistent with the rate of increase in this quarter.

Costs of sales increased $3.0 million or 30% compared with 2009.  Higher unit sales increased costs approximately 29%, while changes in product mix resulting from more label sales increased costs by approximately 2%.  These costs were slightly offset by lower production costs of approximately 1%.  The gross margin percentage increased from 26.8% to 28.0%.  As typical for this segment, margins from new customers are lower during implementation and can take many quarters to reach expected levels.  Due to the increased number of new accounts, cost economies gained from higher unit sales were partially offset by the higher cost of implementing new accounts.

Operating income was up $0.1 million from an operating loss of $0.8 million in the first quarter of 2009 to an operating loss of $0.7 million in 2010.  The increase in gross margin contributed to $1.4 million of the increase; however, this increase was offset by an increase in administrative expenses of approximately $1.0 million and increased selling costs of $0.3 million. Selling expenses increased primarily due to costs associated with implementing our go-to-market strategy and higher commissions due to increased revenues as compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on cash flow, capital structure, and our significant contractual obligations.  This discussion also presents financial measures that are considered non-GAAP.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we take the measure of cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow and capital structure as the change in net debt (credit facility less cash and cash equivalents).

The major elements of the Statements of Cash Flows are summarized below:

	13 Weeks Ended
	April 4,	March 29,
	2010	2009
Net loss plus non-cash items	$ 9.2	$ 11.8
Working capital	7.9	2.6
Restructuring payments	(2.4)	(1.8)
Contributions to qualified pension plan	(7.0)	(6.0)
Other (1)	(2.1)	(4.0)
Net cash provided by operating activities	5.6	2.6
Capital expenditures, net	(2.0)	(3.4)
Net cash used in investing activities	(2.0)	(3.4)
Net change in borrowings under credit facility	(4.1)	7.5
Principal payments on long-term debt	(0.2)	-
Dividends paid	(1.5)	(6.6)
Other	-	-
Net cash (used in) provided by financing activities	(5.8)	0.9
Net change in cash	$ (2.2)	$ 0.1
Memo:
Add back credit facility paid (borrowed)	4.1	(7.5)
Cash flow on a net debt basis	$ 1.9	$ (7.4)

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $3.0 million higher in the first quarter of 2010 compared with the same period of 2009.  This increase was primarily driven by improved operating results and lower working capital requirements.

Restructuring payments were higher for the first quarter 2010 compared to 2009 as we progressed with the plans initiated in late 2009.

We also contributed $7.0 million to our qualified defined benefit pension plan in the first three months of 2010 compared to $6.0 million in 2009.  Based upon preliminary estimates, we expect to contribute approximately $29 million for 2010.

Investing Activities

Capital expenditures totaled $2.0 million thus far in 2010 and are expected to be in the range of $11 to $13 million for the year. We also entered into both operating and capital lease agreements totaling approximately $6.3 million for advanced digital workflow equipment integral to developing our product portfolio going forward.  Payments under these arrangements will be required over the next 60 months.  In 2010, we expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

Financing Activities

Improved operating results and lower working capital requirements allowed us to decrease our borrowings under our revolving credit facility by $4.1 million in the first quarter of 2010.

Dividend payments to shareholders were lower in the first quarter of 2010 as compared with the same period in 2009, as our Board of Directors elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning in the second quarter of 2009.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

Our shareholders’ equity ended the quarter at approximately $44 million.  Further reductions in the level of shareholders’ equity could limit our ability to declare dividends in the future.  Under Ohio law, a company cannot declare a dividend in excess of its “Surplus” – the difference between total shareholders’ equity and the par value of outstanding shares.  The Company’s Surplus was $15.1 million at quarter-end.  Additionally, any dividend payments in excess of “Earned Surplus,” defined as the sum of retained earnings and accumulated other comprehensive income or losses, are considered a return of capital.

Capital Structure

	April 4,	January 3,
	2010	2010	Change
Credit Facility	$ 31.6	$ 35.7	$ (4.1)
Less Cash and Cash Equivalents	(0.2)	(2.4)	2.2
Net Debt	31.4	33.3	(1.9)
Capitalized Lease Obligation	4.3	-	4.3
Loan Payable	1.6	0.2	1.4
Total Debt	37.3	33.5	3.8
Equity	44.0	42.2	1.8
Total Capital	$ 81.3	$ 75.7	$ 5.6
Total Debt:Total Capital	46%	44%
Total Debt:Total Capital on a GAAP basis	46%	46%

Our net debt decreased $1.9 million in the first quarter of 2010, reflecting the $4.1 million decrease in borrowings and a $2.2 million decrease in cash reserves.

On March 31, 2010, we entered into a $100 million four-year senior secured revolving credit facility (Credit Facility) with five banks.  The Credit Facility replaced our existing $100 million revolving credit facility that would have matured in May 2010.

The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11,250, whichever is greater.

The Credit Facility provides for the payment of interest on amounts borrowed under London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  We are also required to pay a fee on the unused portion of the Credit Facility. As of April 4, 2010, such fee is payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.

At the time of signing, the balance on our existing facility of $34 million was transferred to the Credit Facility.  At quarter end, we had $61.9 million available under the Credit Facility, compared to $42.6 million under our old facility at the beginning of the year.  Our available credit increased primarily as a result of the increase in our borrowing base allowed under the new facility.  The borrowing base of the new facility includes certain inventory balances, whereas our prior facility was limited to accounts receivable balances.

We believe that the combination of our internally-generated funds, available cash reserves, and our new credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

Contractual Obligations

During the first quarter of 2010, we entered into a five-year capital lease obligation for digital equipment that will assist us in transforming our product portfolio.  The capitalized lease obligation provides for aggregate payments, including interest, of approximately $5.0 million.  Payments under the lease, including interest, are as follows:  2010-$0.7; 2011-$1.0; 2012-$1.0; 2013-$1.0; and 2014-$1.0; and $0.3 thereafter.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of April 4, 2010.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Conclusion

Based on that evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the first quarter of fiscal 2010, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A - RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended January 3, 2010 in response to Item 1A to Part I of Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

         Exhibit  #    Description

2

Plan of acquisition, reorganization, arrangement,

liquidation or succession

Not applicable

3

Articles of incorporation and bylaws

Not applicable

4.2

The Loan and Security Agreement between Standard Register and the following banking institutions: Banc of America Securities,

LLC, KeyBank National Association, Bank of America, N.A.,

JPMorgan Chase Bank, N.A., PNC Bank National Association,

Wachovia Capital Finance Corporation (New England)

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

May 3, 2010

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)