Form 10-Q
period 2010-07-04
STANDARD REGISTER CO
filed 2010-08-02
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 4, 2010
Common stock, $1.00 par value	24,200,371 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended July 4, 2010

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 26-Week Periods Ended July 4, 2010 and June 28, 2009	3

b)	Consolidated Balance Sheets
	as of July 4, 2010 and January 3, 2010	4

c)	Consolidated Statements of Cash Flows
	for the 26-Week Periods Ended July 4, 2010 and June 28, 2009	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		15
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		26

Item 4. Controls and Procedures		27

Part II – Other Information

Item 1. Legal Proceedings		27

Item 1A. Risk Factors		28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		28

Item 3. Defaults upon Senior Securities		28

Item 4. Reserved		28

Item 5. Other Information		28

Item 6. Exhibits		28

Signatures		29

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
REVENUE	$164,682	$171,015	$332,105	$345,635
COST OF SALES	112,964	116,833	226,778	237,218
GROSS MARGIN	51,718	54,182	105,327	108,417
OPERATING EXPENSES
Selling, general, and administrative	50,508	48,346	104,653	100,133
Pension curtailments and settlements	-	-	-	19,747
Environmental remediation	-	(76)	-	(76)
Asset impairments	-	850	-	850
Restructuring charges	1,026	(394)	1,458	207
Total operating expenses	51,534	48,726	106,111	120,861
INCOME (LOSS) FROM OPERATIONS	184	5,456	(784)	(12,444)
OTHER INCOME (EXPENSE)
Interest expense	(601)	(333)	(991)	(636)
Other income	190	209	192	257
Total other expense	(411)	(124)	(799)	(379)
(LOSS) INCOME BEFORE INCOME TAXES	(227)	5,332	(1,583)	(12,823)
INCOME TAX (BENEFIT) EXPENSE	(117)	2,158	(660)	(5,021)
NET (LOSS) INCOME	$(110)	$3,174	$(923)	$(7,802)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$-	$0.11	$(0.03)	$(0.27)

Dividends per share declared for the period	$0.05	$0.05	0.10	$0.28
NET (LOSS) INCOME	$(110)	$3,174	(923)	$(7,802)
Net actuarial loss reclassification, net of ($ 1,901), ($1,457),
($3,803), and ($8,111) deferred income tax benefit	2,887	2,213	5,775	12,314
Net prior service credit reclassification, net of $398
and $795 deferred income tax expense	(603)	(604)	(1,207)	(1,208)
Net actuarial gains, net of ($9,823) deferred income tax expense	-	-	-	14,915
Cumulative translation adjustment	(44)	101	(31)	75
COMPREHENSIVE INCOME	$2,130	$4,884	$3,614	$18,294

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 4,	January 3,
A S S E T S	2010	2010

CURRENT ASSETS
Cash and cash equivalents	$ 1,118	$ 2,404
Accounts and notes receivable, less allowance for doubtful
accounts of $2,139 and $2,614	105,744	108,524
Inventories	29,803	33,625
Deferred income taxes	14,425	14,425
Prepaid expense	11,980	10,079
Total current assets	163,070	169,057

PLANT AND EQUIPMENT
Land	2,008	2,008
Buildings and improvements	64,874	64,628
Machinery and equipment	188,614	191,512
Office equipment	167,659	167,622
Construction in progress	4,180	1,594
Total	427,335	427,364
Less accumulated depreciation	345,711	342,036
Plant and equipment, net	81,624	85,328
Net assets held for sale	412	412
Total plant and equipment, net	82,036	85,740

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	2,348	-
Deferred tax asset	102,681	104,691
Other	13,188	13,676
Total other assets	124,774	124,924

Total assets	$ 369,880	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 4,	January 3,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2010

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,421	$ 35,868
Accounts payable	24,095	32,349
Accrued compensation	13,598	12,091
Accrued restructuring and other exit costs	3,373	5,365
Deferred revenue	3,575	3,213
Other current liabilities	21,933	24,331
Total current liabilities	67,995	113,217

LONG-TERM LIABILITIES
Long-term debt	49,222	-
Pension benefit obligation	186,295	202,146
Retiree healthcare obligation	7,195	7,425
Deferred compensation	6,782	7,699
Environmental liabilities	4,639	4,808
Other long-term liabilities	2,536	2,272
Total long-term liabilities	256,669	224,350

COMMITMENTS AND CONTINGENCIES - see Note 14

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,197,323 and 26,129,883 shares	26,197	26,130
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,304	62,888
Accumulated other comprehensive losses	(142,231)	(146,768)
Retained earnings	144,388	145,312
Treasury stock at cost:
1,996,952 and 1,990,731 shares	(50,167)	(50,133)
Total shareholders' equity	45,216	42,154

Total liabilities and shareholders' equity	$ 369,880	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	July 4,	June 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (923)	$ (7,802)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and amortization	12,279	12,420
Restructuring charges	1,458	207
Asset impairments	-	850
Pension and postretirement benefit expense	7,042	26,464
Share-based compensation	856	874
Deferred tax benefit	(660)	(5,021)
Other	395	(591)
Changes in operating assets and liabilities:
Accounts and notes receivable	2,833	11,771
Inventories	3,930	3,780
Restructuring spending	(3,450)	(2,864)
Accounts payable and accrued expenses	(6,689)	(5,010)
Pension and postretirement benefit obligations	(15,546)	(19,139)
Deferred compensation payments	(766)	(1,529)
Other assets and liabilities	(1,224)	(916)
Net cash (used in) provided by operating activities	(465)	13,494

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(4,346)	(5,036)
Acquisition	(2,460)	-
Proceeds from sale of plant and equipment	65	-
Net cash used in investing activities	(6,741)	(5,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	9,570	(378)
Principal payments on long-term debt	(777)	(159)
Proceeds from issuance of common stock	95	143
Dividends paid	(2,909)	(8,142)
Purchase of treasury stock	(34)	(38)
Net cash provided by (used in) financing activities	5,945	(8,574)
Effect of exchange rate changes on cash	(25)	74

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,286)	(42)
Cash and cash equivalents at beginning of period	2,404	282
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,118	$ 240

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$ 4,311	$ -
Loan payable recorded for professional services	1,598	-

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

NOTE 3 – ACQUISITIONS

On June 3, 2010, we purchased the assets of Fusion Graphics, Inc. for approximately $2,500 in cash.  The assets acquired primarily consist of intellectual property related to the Grafilm® In-Mold Labeling System that will be utilized by our Industrial segment for our in-mold label product line.  The purchase price was allocated based on the estimated fair value of the assets acquired; $2,262 was assigned to several patents, $100 was assigned to a non-compete agreement, and the balance was assigned to working capital accounts.  The patents are being amortized on a straight-line basis over 15 years and the non-compete agreement is being amortized on a straight-line basis over the term of the agreement which is 5 years.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

In the second quarter of 2010, we performed the annual impairment test for goodwill which did not result in any impairment. In conjunction with performing the goodwill impairment test, we re-evaluated our identified reporting units and revised our goodwill allocation.

The following table summarizes the revised allocation of goodwill during 2010:

	Healthcare	Financial Services	Emerging	Industrial	Unallocated	Total
Goodwill at January 3, 2010	$ -	$ -	$ -	$ -	$ 6,557	$ 6,557
Reallocation of goodwill	2,385	1,743	1,296	1,133	(6,557)	6,557
Goodwill at July 4, 2010	$ 2,385	$ 1,743	$ 1,296	$ 1,133	$ -	$ 6,557

NOTE 5 – RESTRUCTURING CHARGES

The 2009 and 2008 restructuring and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
2009 Actions
Involuntary termination costs	$ 17	$ -	$ 26	$ -
Contract termination costs	482	-	639	-
Other associated costs	532	-	763	-
Total 2009	1,031	-	1,428	-
2008 Actions
Involuntary termination costs	-	(453)	-	(445)
Contract termination costs	(5)	35	24	371
Associated costs	-	24	6	281
Total 2008	(5)	(394)	30	207
Total restructuring and other exit costs	$ 1,026	$ (394)	$ 1,458	$ 207

2009

Restructuring and other exit costs of $1,428 for the first half of 2010 primarily relate to contract termination costs accrued for two closed sales offices, two print centers, and one distribution center and costs for the relocation of equipment that are required to be expensed as incurred.  Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q2 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,900	$ 17	$ 3,641
Contract termination costs	3,900	482	1,000
Other associated exit costs	9,000	532	7,986
Total	$ 16,800	$ 1,031	$ 12,627

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2009	Accrual	in 2010	2010
Involuntary termination costs	$ 3,412	$ -	$ (925)	$ 2,487
Contract termination costs	361	636	(171)	826
Other associated costs	1,300	-	(1,300)	-
Total	$ 5,073	$ 636	$ (2,396)	$ 3,313

2008

Restructuring and other exit costs of $30 and $207 for the first half of 2010 and 2009 primarily relate to costs that are required to be expensed as incurred.  Components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q2 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,779	$ -	$ 3,779
Contract termination costs	1,138	(5)	1,096
Other associated exit costs	1,059	-	1,059
Total	$ 5,976	$ (5)	$ 5,934

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2009	in 2010	2010
Involuntary termination costs	$ 160	$ (147)	$ 13
Contract termination costs	132	(85)	47
Total	$ 292	$ (232)	$ 60

NOTE 6 – INVENTORIES

Inventories consist of the following:

	July 4,	January 3,
	2010	2010
Finished Products	$ 27,567	$ 31,059
Jobs In Process	400	388
Materials and Supplies	1,836	2,178
Total	$ 29,803	$ 33,625

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	July 4,	January 3,
	2010	2010
Non-income taxes	$ 4,959	$ 5,670
Current portion of pension and postretirement obligations	3,408	3,408
Customer deposits	3,149	3,726
Dividends payable	31	1,471
Other current liabilities	10,386	10,056
Total	$ 21,933	$ 24,331

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of the following:

	July 4,	January 3,
	2010	2010
Revolving credit facility	$ 45,279	$ 35,709
Capital lease obligation	4,116	-
Loan payable	1,248	159
Total	50,643	35,868
Less current portion	1,421	35,868
Long-term portion	$ 49,222	$ -

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

The Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  We are also required to pay a fee on the unused portion of the Credit Facility payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.

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

We also have an unsecured loan payable, including interest at 6.5%, of $1,248 due in monthly installments of $58, through April 2012.

NOTE 9 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
(Shares in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - basic	28,912	28,833	28,893	28,816
Effect of potentially dilutive securities	-	1	-	-
Weighted average shares outstanding - diluted	28,912	28,834	28,893	28,816

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Due to the loss from continuing operations for the 13-week period ending July 4, 2010 and the 26-week periods ending July 4, 2010 and June 28, 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.  No outstanding options were included in the computation of diluted EPS for the 13-week period ended June 28, 2009 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 10 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Nonvested stock awards, service based	$ 135	$ 103	$ 227	$ 233
Nonvested stock awards, performance based	88	10	118	10
Stock options	254	305	512	640
Total share-based compensation expense	477	418	857	883
Income tax benefit	189	166	340	351
Net expense	$ 288	$ 252	$ 517	$ 532

Stock Options

The weighted-average fair value of stock options granted in 2010 was estimated at $2.76 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over a 4-year vesting period.  The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

Risk-free interest rate	1.9%
Dividend yield	3.7%
Expected term	4 years
Expected volatility	75.7%

A summary of our stock option activity and related information for 2010 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 3, 2010	2,286,141	$ 11.06
Granted	743,580	5.97
Exercised	-	-
Forfeited/Canceled	(75,188)	13.18
Outstanding at July 4, 2010	2,954,533	$ 9.73
Exercisable at July 4, 2010	1,214,303	$ 14.09

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

During the first quarter, we also cancelled 190,183 shares of performance-based stock awarded in 2008 due to the performance goal not being attained.

A summary of our performance-based stock award activity and related information for 2010 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 3, 2010	190,183	$ 9.48
Granted	240,550	5.82
Vested	-	-
Forfeited/Canceled	(190,183)	9.48
Nonvested at July 4, 2010	240,550	$ 5.82

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2010 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2010 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value
Nonvested at January 3, 2010	140,906	$ 7.85
Granted	104,825	4.34
Vested	(47,069)	9.25
Forfeited/Canceled	(75)	13.07
Nonvested at July 4, 2010	198,587	$ 5.66

NOTE 11 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Service cost of benefits earned	$ -	$ 31	$ -	$ 63
Interest cost on projected benefit obligation	6,099	6,522	12,199	13,000
Expected return on plan assets	(6,463)	(6,266)	(12,926)	(13,037)
Amortization of prior service costs	148	148	296	296
Amortization of net actuarial losses from prior periods	4,668	3,546	9,336	8,203
Settlement loss	-	-	-	19,747
Total	$ 4,452	$ 3,981	$ 8,905	$ 28,272

NOTE 12 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Interest cost	$ 96	$ 121	$ 192	$ 242
Amortization of prior service cost	(1,150)	(1,150)	(2,299)	(2,299)
Amortization of net actuarial losses from prior periods	123	124	244	247
Total	$ (931)	$ (905)	$ (1,863)	$ (1,810)

The funding policy is to pay claims as they occur.  As of July 4, 2010, we paid $422 to cover claims under our postretirement medical plan and currently expect to pay an additional $500 to cover benefit claims during the remainder of 2010.

NOTE 13 – SEGMENT REPORTING

Segment information for 2009 has been revised from previously reported information to reflect the current presentation. Information about our operations by segment for the 13-week periods ended July 4, 2010 and June 28, 2009 is as follows:

		Healthcare	Financial Services	Emerging	Industrial	Total
Revenue from external customers	2010	$ 59,003	$ 43,406	$ 43,085	$ 19,188	$ 164,682
	2009	66,165	47,291	41,374	16,185	171,015
Operating income (loss)	2010	$ 4,062	$ 2,370	$ (602)	$ (454)	$ 5,376
	2009	7,078	2,025	(547)	314	8,870

Information about our operations by segment for the 26-week periods ended July 4, 2010 and June 28, 2009 is as follows:

		Healthcare	Financial Services	Emerging	Industrial	Total
Revenue from external customers	2010	$ 123,264	$ 88,120	$ 83,307	$ 37,414	$ 332,105
	2009	134,580	97,414	83,637	30,004	345,635
Operating income (loss)	2010	$ 8,024	$ 3,467	$ (2,920)	$ (1,149)	$ 7,422
	2009	12,567	4,727	(894)	(573)	15,827

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Segment operating income	$ 5,376	$ 8,870	$ 7,422	$ 15,827
Restructuring and asset impairment	(1,026)	(456)	(1,458)	(1,057)
Amortization of prior period pension losses	(4,668)	(3,546)	(9,336)	(8,203)
Pension curtailment and settlement	-	-	-	(19,747)
Other unallocated pension	364	(256)	727	37
Other unallocated	(76)	19	(11)	12
LIFO	214	825	1,872	687
Total other expense, primarily interest	(411)	(124)	(799)	(379)
(Loss) income before income taxes	$ (227)	$ 5,332	$ (1,583)	$ (12,823)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  The Department has been requiring the PRP groups to implement additional interim actions and delay implementation of a final remedy.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $2,351 that we currently believe is adequate to cover our portion of the total future potential costs of remediation. Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs. In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will be held liable for participating in remediation actions.  A remedial investigation and feasibility study has been conducted by the VLSG which indicates a range of viable remedial approaches.  At this very early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most cost efficient approach.  We have an undiscounted long-term liability of $1,936 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  Our estimate does not include any amount that we may ultimately have to pay should GM not be required to fund their allocated portion of the environmental remediation costs.  Depending on the final remedy agreed upon, the participation of GM and other PRPs not currently in the VLSG, and the final agreed upon allocation, it is possible our estimate could change in the future.

In addition, we have undiscounted reserves totaling $352 for environmental remediation at one previously owned facility. Our remediation costs for this facility is partially covered by our insurance provider, and we have recorded a receivable of $109 for the portion of these costs we expect to recover.

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

NOTE 15 – FAIR VALUE MEASUREMENTS

We have financial assets and liabilities that are not recorded at fair value but which require disclosure of their fair value. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments and is not material.  We believe the carrying value of outstanding amounts under our secured revolving credit facility and capital lease obligation approximate fair value based on currently available market rates.

NOTE 16 – SUBSEQUENT EVENTS

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

Because such statements deal with future events, actual results for fiscal year 2010 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to, the risk factors discussed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended January 3, 2010 (Annual Report).  You should read this Management’s Discussion and Analysis in conjunction with those risk factors and the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included in our Annual Report.  This Management’s Discussion and Analysis includes the following sections:

•

Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•

Executive Summary—An overall discussion of changes in our business and key financial results for the second quarter and first half of 2010.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the second quarter and first half of 2010 and 2009.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefits, fair value measurements, deferred taxes, inventories, environmental liabilities, revenue recognition, and share-based and incentive compensation.  For a detailed discussion of these critical accounting estimates, see the Management’s Discussion and Analysis included in our Annual Report.  With the exception of the share-based and incentive compensation discussion that follows, there were no significant changes in these critical accounting policies and estimates in the first half of 2010.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Share-Based and Incentive Compensation

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

The Company also has an approved management incentive plan for 2010 that will allow payment of cash awards based upon the achievement of three separate performance goals by the Company by the end of 2010.  Awards will be determined based upon the level of achievement of each of the performance goals, with no awards for performance under a minimum level.  Awards are also subject to a maximum payout once a certain level of performance is achieved.

The amount of compensation expense recognized under these arrangements is dependent on the total amount of performance-based shares we expect to vest and the expected achievement level of performance goals.  This requires us to evaluate the probability of achieving the annual performance goals and assess the level of goal achievement each quarter. We are currently accruing expense based upon achieving performance sufficient to earn 100% of the performance-based shares.  Total expense over the three-year vest period for these awards would be approximately $1.4 million at this performance level, of which $0.1 million has been accrued.  For the incentive plan, we are currently accruing expense based upon achieving performance sufficient to earn awards in the amount of $3.2 million for 2010, of which $1.6 million has been accrued.  The actual amount of compensation expense recorded in future periods is subject to adjustment based on changes in our expectations and the actual level of achievement of the performance goals.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We are required to use valuation techniques that are consistent with the market approach, income approach, and/or cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from independent sources, or unobservable, meaning those that reflect our own estimate about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The use of unobservable inputs is often necessary and can require significant management judgment and estimation.

Goodwill - During the second quarter of 2010, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using the two-step approach required by generally accepted accounting principles.

The first step of the test required us to compare the fair value of the reporting units to the carrying value of the assets assigned to those reporting units, including goodwill.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. The second step of the test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill.  If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

To determine fair value, we followed an income approach utilizing a discounted future cash flow methodology.  The determination of the fair value of the reporting units required us to make significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions.  In addition, we made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Though we believe our assumptions are reasonable, actual financial results could be different due to unanticipated events and circumstances that may occur.  The following describes the key assumptions used in our fair value calculations:

•

Revenue and cost assumptions:  Using historical trending and internal forecasting techniques, we projected revenue for the remainder of 2010 through 2013.  Factory cost/revenue forecasts were from our three-year strategy analysis which was performed based on both historical information and the Company’s current strategic plan.  A terminal value was then applied to the projected cash flow stream based on the three-year cash flow.

We calculated three outcomes: a most likely, a best case, and a worst case based on future cash flow projections.  All outcomes were weighted to arrive at an overall projected cash flow.

•

Discount rate determination: We used the industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.

The results of our test indicated that the fair values of our reporting units were greater than their carrying value; therefore, goodwill was not impaired.

In addition to calculating a range of possible outcomes, we also performed a sensitivity analysis designed to understand the relative impact of the major assumptions used in our calculations.  If our estimate of expected future cash flows had been 5% lower, or there was a 1% variation in either the terminal value or the discount rate, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 2, “Recently Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

During the first half of 2010, each of our market segments continued progressing with their go-to-market strategies.  We achieved positive results, as we acquired new customers and expanded business with existing customers.  Implementation is currently underway for much of this new business.  Economic conditions showed improvement across our markets, which corresponded to increased order levels.  However, customers continued to focus on cost containment, and intense pressures on pricing continued.  Additionally, cost reduction initiatives implemented by our customers and changes in regulatory requirements increased the rate of decline in some of our traditional print products as technology was utilized to reduce or eliminate the need for printed products.

We executed on plans developed as part our MyC3 process.  Numerous cost-saving and revenue-growth ideas were completed, many ahead of schedule, which positively impacted year-to-date earnings.  Examples benefitting our Financial and Healthcare segments specifically are the optimization of our manufacturing footprint and the transformation of our product portfolio by implementing new workflow and print technology in our Print On Demand centers.  Additionally, we continued investing in system and infrastructure enhancements, including our web-based SMARTworks® platform, to allow us to work easier with our customers, reduce costs, and create operating efficiencies.

The following summarizes key financial results for the first half of 2010:

•

On March 31, 2010, we entered into a $100 million, four-year senior secured revolving credit facility that replaced our existing facility that was due to expire in May 2010.  The agreement allowed us to increase our borrowing capacity and is expected to provide us sufficient liquidity to run our current operations and make strategic investments for our future.

•

In June 2010, we purchased the assets of Fusion Graphics, Inc.  The assets consist primarily of patented in-mold label products and intellectual property, including the Grafilm In-Mold Labeling System.  The acquisition is expected to allow us to serve a much broader group of customers worldwide and continue to develop new products within our Industrial business unit.

•

For the second quarter, our net loss was almost break-even, which combined with our first quarter loss resulted in a year-to-date loss of $0.9 million, or $0.03 per share compared to a year-to-date net loss of $7.8 million, or $0.27 per share in 2009.  We had no pension settlement charges in 2010, compared to $19.7 million in the first half of 2009.  On a per share basis, the pension settlements represented a loss of $0.41 per share.

•

Cash flow on a net debt basis was a negative $10.9 million compared to a positive $0.3 million in the first half of 2009.  The decrease was primarily attributable to the acquisition of Fusion Graphics, Inc. and increased working capital requirements due to the timing of our quarter end.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  This discussion focuses on year-to-date results, with discussion of material items specific to the quarter as needed.

	13 Weeks Ended			26 Weeks Ended
	July 4,	June 28,		July 4,	June 28,
	2010	2009	% Change	2010	2009	% Change
Revenue	$ 164.7	$ 171.0	-3.7%	$ 332.1	$ 345.6	-3.9%
Cost of sales	113.0	116.8	-3.3%	226.8	237.2	-4.4%
Gross margin	51.7	54.2	-4.6%	105.3	108.4	-2.9%
Gross margin % of sales	31.4%	31.7%		31.7%	31.4%

SG&A expense	50.5	48.3	4.6%	104.6	100.1	4.5%
Pension curtailments and settlements	-	-		-	19.7
Environmental remediation	-	(0.1)		-	(0.1)
Restructuring and asset impairment	1.0	0.5		1.5	1.1
Other expense, net	0.4	0.1		0.8	0.4
(Loss) income before taxes	(0.2)	5.4		(1.6)	(12.8)
Income tax (benefit) expense	(0.1)	2.2		(0.7)	(5.0)
% rate	51.4%	40.5%		41.7%	39.2%
(Loss) income	$ (0.1)	$ 3.2		$ (0.9)	$ (7.8)

Revenue

Revenue for the first half of 2010 was down $13.5 million or approximately 4% compared with 2009.  The table below details the estimated changes in revenue due to units and price for the second quarter and year-to-date.  Changes in product mix did not result in material changes in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-1%	-1%
Price	-3%	-3%
	-4%	-4%

The acquisition of new customers, expansion of new business with existing customers, and an upward trend in order levels due to improved economic conditions resulted in higher overall unit sales.  However, due to the significant erosion in volume that occurred during 2009, units remained at slightly lower levels overall for the first half of 2010 as compared with 2009.  During the second quarter, we experienced larger declines in our traditional print products, and expansion in some of our growth-targeted areas such as training solutions, healthcare labels, and secure prescription products were lower than expected.  Other growth-targeted areas such as marketing solutions, software sales, and industrial labels increased double digits.

Declines in pricing continued to be driven by intense price competition and customer efforts to minimize costs.  We expect customers to remain focused on costs as the economy continues to recover.  While pricing on the supply side stabilized in 2009, we began to see increases in paper prices during the second quarter and are expecting additional increases later in the year.  We generally have contractual arrangements that allow us to pass through these costs; however, price competition and a slow economy may delay or hinder our ability to recover these costs.

Cost of Sales/Gross Margin

Cost of sales decreased $10.4 million or approximately 4% in the first half of 2010 as compared with 2009.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-	-1%
Price	-3%	-4%
Mix	-	1%
	-3%	-4%

As shown in the table, the decline in cost of sales was driven primarily by price.  We reduced production costs through our 2008 restructuring actions, workforce reductions, and cost reduction initiatives taken during 2009.  The major categories of cost reductions included compensation, rebates, supply chain, maintenance, and warehousing costs.  Year-to-date cost of sales was also reduced approximately $1.9 million or 1% by a favorable LIFO adjustment, which resulted from continuing initiatives to reduce inventory levels.  As a result, despite the decline in revenue, the gross margin percentages remained consistent with 2009.

Due to recent paper price increases, material costs are expected to increase in future quarters.  However, we also expect to continue to realize additional production cost savings as we implement other MyC3 cost reduction ideas.

Selling, General and Administrative Expenses

As shown in the following table, total SG&A expense increased by $4.5 million in the first half of 2010 as compared with 2009.  Selling and sales support declined $1.3 million.  Our cost reduction initiatives reduced compensation-related expenses by $1.7 million.  Product management costs on key priority solutions, new deal support costs in client satisfaction, and business development costs were higher by approximately $1.4 million as we continued implementing our go-to-market strategy.  However, these increases were partially offset by cost reductions of approximately $1.0 million, primarily in communication service costs and facility costs.  Reductions in communication service costs were enabled in large part by the increased infrastructure investments reported in general and administrative expenses.  Other cost reductions resulted from our restructuring and MyC3 cost reduction initiatives.

General and administrative expenses increased $5.2 million.  Increases in planned technology spending on system infrastructure projects accounted for approximately $3.7 million of the increase, of which approximately $2.4 million was focused on advancing our client-facing technology through SMARTworks®.  Deferred compensation costs were also higher by approximately $0.9 million as compared to 2009, due to one-time death benefits received in 2009 that were not received in 2010 and lower investment earnings.  Additionally, incentive compensation increased approximately $1.6 million.  These increases were offset partially by sales tax refunds of approximately $1 million.

	13 Weeks Ended		26 Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Selling and sales support	25.7	26.1	51.7	53.0
Research and development	1.3	1.2	2.4	2.4
General and administrative expenses	17.7	15.8	38.8	33.6
Depreciation	2.4	2.2	4.7	4.4
Amortization of pension net actuarial losses	4.6	3.5	9.3	8.2
Other pension and postretirement expenses	(1.2)	(0.5)	(2.3)	(1.5)
Total selling, general and administrative expense	$ 50.5	$ 48.3	$ 104.6	$ 100.1

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

2009

In 2009, we initiated a restructuring plan as a result of the MyC3 initiative.  During the first half of 2010, we continued implementing this plan, as well as other cost reduction and revenue growth initiatives generated from the MyC3 process. Implementation of the restructuring plan and other initiatives will continue through 2011, and we are currently on track to realize all of the projected net savings of $30 to $40 million annually, once completed.

Restructuring and other exit costs of $1.5 for the first half of 2010 primarily relate to contract termination costs accrued for two closed sales offices, two print centers, and one distribution center, as well as costs for the relocation of equipment that are required to be expensed as incurred.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q2 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3.9	$ -	$ 3.6
Contract termination costs	3.9	0.5	1.0
Other associated exit costs	9.0	0.5	8.0
Total	$ 16.8	$ 1.0	$ 12.6

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Balance
	2009	Accrual	in 2010	2010
Involuntary termination costs	$ 3.4	$ -	$ (0.9)	$ 2.5
Contract termination costs	0.4	0.6	(0.2)	0.8
Other associated costs	1.3	-	(1.3)	-
Total	$ 5.1	$ 0.6	$ (2.4)	$ 3.3

Taxes

The effective tax rates for the second quarter and year-to-date 2010 were more favorable compared with 2009, primarily as a result of usage of net operating loss carryforwards related to our Mexico operations.  We previously recorded a full reserve for these carryforwards; therefore, the usage of the loss carryforward did not result in income tax expense for the period.  As a result of improved operating performance and forecasted taxable income related to our Mexican operations for 2010, the remaining reserve for the net operating losses was also reversed.

Segment Operating Results

We operate the following three business units:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial, which is comprised of two operating segments: Financial Services and Emerging.  As a result, we have four operating segments which represent our reportable segments.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13-week and 26-week periods ended July 4, 2010 and June 28, 2009.  Segment information for 2009 has been revised from previously reported information to reflect the current presentation.

	13 Weeks Ended				26 Weeks Ended
	July 4,		June 28,		July 4,		June 28,
	2010		2009	% Chg	2010		2009	% Chg
Revenue
Healthcare	$ 59.0		$ 66.2	-10.9%	$ 123.3		$ 134.6	-8.4%
Financial Services	43.4		47.3	-8.2%	88.1		97.4	-9.5%
Emerging	43.1		41.3	4.4%	83.3		83.6	-0.4%
Industrial	19.2		16.2	18.5%	37.4		30.0	24.7%
Consolidated Revenue	$ 164.7		$ 171.0	-3.7%	$ 332.1		$ 345.6	-3.9%
		% Rev		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$ 21.5	36.4%	$ 24.2	36.6%	$ 45.0	36.5%	$ 48.2	35.8%
Financial Services	13.5	31.1%	13.6	28.8%	26.8	30.4%	28.4	29.2%
Emerging	11.3	26.2%	11.1	26.9%	21.3	25.6%	22.9	27.4%
Industrial	5.2	27.1%	4.5	27.8%	10.3	27.5%	8.2	27.3%
Total Segments (1)	$ 51.5	31.3%	$ 53.4	31.7%	$ 103.4	31.7%	$ 107.7	31.4%

Operating Income (Loss)
Healthcare	$ 4.0	6.8%	$ 7.1	10.7%	$ 8.0	6.5%	$ 12.6	9.4%
Financial Services	2.3	5.3%	2.0	4.2%	3.4	3.9%	4.7	4.8%
Emerging	(0.6)	-1.4%	(0.5)	-1.2%	(2.9)	-3.5%	(0.9)	-1.1%
Industrial	(0.4)	-2.4%	0.2	1.9%	(1.1)	-3.1%	(0.6)	-1.9%
Total Segments (1)	$ 5.3	3.6%	$ 8.8	5.5%	$ 7.4	3.0%	$ 15.8	4.8%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 13-Segment Reporting of the Notes to Financial Statements.

Healthcare

Revenue in our Healthcare segment declined approximately 8% or $11.3 million in the first half of 2010 compared with 2009. The following table details the estimated changes in revenue due to units and price for both the second quarter and the first half of 2010.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-9%	-6%
Price	-2%	-2%
	-11%	-8%

Unit declines in the second quarter were higher as a result of increased declines in our administrative and clinical forms due to adoption of digital technologies, changes in some customer order cycles, and lower than expected rates of expansion in label and wristband products.  We continued to expand our customer base and market share during the first half of 2010 and   also increased sales in some growth-targeted products, such as marketing and training solutions and patient information solutions.  However, this expansion in units did not outpace the declines.  The decrease in pricing primarily is a result of an increase in discounts related to new customers acquired as a result of the Novation agreement, as well as other new customers.

Cost of sales declined $8.1 million or 9% on a year-to-date basis as compared with the 2009.  The following table details our estimate of the changes in cost of sales due to units and price.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-7%	-5%
Price	-4%	-4%
	-11%	-9%

Cost of sales declined at a higher rate in the second quarter due to units as a result of lower sales during the quarter. Lower production expenses realized from our cost reduction initiatives further reduced costs for the quarter and year-to-date, allowing the gross margin percentages to remain consistent with 2009 despite the decline in revenue.

Operating income was down $3.1 million for the second quarter and $4.6 million year-to-date in 2010 compared with 2009. This decline resulted from lower sales volume and higher SG&A costs.  Compensation- related selling expenses declined substantially in 2010 due to sales optimization initiatives implemented as a result of MyC3.  However, these savings were offset by increases in certain selling and administrative costs as a result of planned investments.

Financial Services

Financial Services segment revenue declined $9.3 million or approximately 10% in 2010 compared with the first half of 2009. The following table details the estimated changes in revenue due to units and price for both the second quarter and the first half of 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-7%	-9%
Price	-1%	-1%
	-8%	-10%

Although we increased our customer base and expanded sales to existing customers, units were lower compared with the first half of 2009.  We continued to see the effects of the significant erosion in volume with a few customers that occurred during 2009, although the rate of decline was lessened in the second quarter by growth from new customers as we began to see positive effects from our go-to-market strategy.  Financial services institutions continue to struggle as economic conditions within this market remain weak, resulting in increased pricing pressures on our products with new and existing customers.  Declines were most significant in our specialized print products, such as forms and customer communication products, and in training solutions; while revenue increased in our marketing solutions.

Year-to-date cost of sales declined $7.7 million or 11% compared with the 2009.  The following table details the estimated changes in cost of sales due to units, price, and mix for the second quarter and year-to-date 2010.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-7%	-8%
Price	-6%	-5%
Mix	2%	2%
	-11%	-11%

Decreases in cost of sales were driven by lower volume and lower production costs resulting from our MyC3 cost reduction and restructuring initiatives.  These reductions resulted in improved gross margin percentages for the quarter and year-to-date in 2010.  However, paper prices increased during the second quarter, and we expect to see increased costs as the year progresses as a result.

Operating income increased slightly by $0.3 million in the second quarter of 2010 compared with 2009 due primarily to higher gross margin.  Year-to-date operating income declined $1.3 million, due primarily to planned increases in selling and administrative expenses related to business development activities and improvements in our infrastructure.  Increased costs were offset somewhat by lower selling expenses due to lower commission on reduced revenue and cost savings realized from our cost reduction initiatives taken in 2008 and 2009.

Emerging

Emerging segment revenue declined $0.3 million in the first half of 2010 compared with 2009.  For the second quarter, revenue increased $1.8 million or approximately 4%.  The following table details the estimated changes in revenue due to units and price for both the second quarter and the first half of 2009.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	10%	7%
Price	-6%	-7%
	4%	0%

Units increased primarily as a result of expanding our customer base and improved economic conditions.  However, this increase was partially offset by pricing declines.  Intense competition within the industry has resulted in higher discounts on new business, as well as with existing customers.  Pricing declines were higher year-to-date as compared to the second quarter, primarily as a result of seasonal sales of highly discounted products in the first quarter.  Except for forms, labels, and secure documents, revenue increased across all of our products, with increases in marketing solutions being most substantial.

Cost of sales increased $1.3 million year-to-date, or 2% compared with 2009.  The following table details the changes in cost of sales due to units, price, and mix for the second quarter and year-to-date 2010.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	10%	7%
Price	-5%	-6%
Mix	-	1%
	5%	2%

As shown in the table, higher costs were primarily driven by increased units as a result of higher sales volume.  A shift in product mix from some internally produced products to outsourced products also increased costs.  However, lower production costs due to our workforce reductions and other cost reduction initiatives significantly reduced pricing.  The gross margin percentage for the second quarter of 2010 was consistent with 2009; however, the year-to-date gross margin percentage for 2010 declined compared with 2009 as a result of the changes in product mix.

Operating loss for the second quarter of 2010 was consistent with 2009.  Year-to-date loss for 2010 was $2.9 million, compared to $0.9 million in 2009.  Increased administrative expenses related to planned investments in infrastructure, offset partially by decreased selling expenses due to workforce reductions, resulted in the reduced operating profits.

Industrial

Industrial segment year-to-date revenue increased $7.4 million or approximately 25% compared with 2009.  The following table details the estimated changes in revenue due to units and price for both the second quarter and year-to-date 2010. Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	20%	26%
Price	-1%	-1%
	19%	25%

Improved economic conditions accounted for more than half of the increase in units, as order levels trended higher for many of our customers.  The acquisition of new customers and expanded product sales to existing customers also contributed significantly to increased units during the first half of 2010.

Our customers continue to project a partial recovery of the declines sustained in 2009, which should continue to result in increased unit sales for this segment in 2010.  Additionally, during the quarter, we acquired selected assets of Fusion Graphics, Inc. which is expected to enable us to expand our in-mold product line and result in increased revenues long-term.  While we expect to continue to see higher revenue in 2010 compared with 2009, we do not expect revenue increases to be consistent with the rate of increase for the first half of 2010.

Year-to-date costs of sales increased $5.3 million or 24% compared with 2009.  The following table details the estimated changes in our cost of sales related to price, units, and mix.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	17%	23%
Price	3%	1%
Mix	-1%	-
	19%	24%

As typical for this segment, margins from new customers are lower during implementation and can take many quarters to reach expected levels.  Due to the increased number of new accounts, cost economies gained from higher unit sales were partially offset by the higher cost of implementing new accounts.  Additionally, we incurred higher costs of approximately 2% related to expanding our in-mold product line.  However, we successfully offset some of these increased costs with reduced production costs as a result of our restructuring and cost reduction initiatives of approximately 1%.   As a result, the gross margin percentages remained consistent with 2009.

Operating income declined during the second quarter and on a year-to-date basis compared with 2009 as a result of higher administrative costs and increases in selling expenses.  Administrative costs increased as part of planned investments in infrastructure and increased costs related to the acquisition of Fusion Graphics.  Selling expenses increased due to planned investments in business development activities associated with implementing our go-to-market strategy and higher commissions due to increased revenues as compared with the first half of 2009.

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

The major elements of the Statements of Cash Flows are summarized below:

	26 Weeks Ended
	July 4,	June 28,
CASH INFLOW (OUTFLOW)	2010	2009

Net loss plus non-cash items	$ 20.4	$ 27.3
Working capital	0.1	10.6
Restructuring payments	(3.5)	(2.9)
Contributions to qualified pension plan	(13.5)	(14.5)
Other (1)	(4.0)	(7.0)
Net cash (used in) provided by operating activities	(0.5)	13.5

Capital expenditures	(4.3)	(5.0)
Acquisition	(2.5)	-
Net cash used in investing activities	(6.8)	(5.0)

Net change in borrowings under credit facility	9.6	(0.4)
Principal payments on long-term debt	(0.7)	(0.1)
Dividends paid	(2.9)	(8.1)
Net cash provided by (used in) financing activities	6.0	(8.6)
Net change in cash	$ (1.3)	$ (0.1)

Memo:
Add back credit facility (borrowed) paid	(9.6)	0.4
Cash flow on a net debt basis	$ (10.9)	$ 0.3

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Cash provided by operations was $14.0 million lower in the first half of 2010 compared with the same period of 2009.  This decrease was primarily driven by a decline in net income adjusted for non-cash items in 2010 as compared with 2009.

Restructuring payments were higher for the first half of 2010 compared to 2009 as we progressed with the plans initiated in late 2009.

We also contributed $13.5 million to our qualified defined benefit pension plan in the first half of 2010 compared to $14.5 million in 2009.  Based upon preliminary estimates, we expect to contribute approximately $29 million for 2010.

Investing Activities

Year-to-date capital expenditures totaled $4.3 million in 2010 and are expected to be in the range of $11 to $13 million for the year.  We also entered into both operating and capital lease agreements totaling approximately $6.3 million for advanced digital workflow equipment integral to developing our product portfolio going forward.  Payments under these arrangements will be required over the next 60 months.  In 2010, we expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

In the second quarter of 2010, we purchased selected assets of Fusion Graphics, Inc. for approximately $2.5 million.  The purchase was an important part of our plans for transforming our product portfolio and consisted primarily of patents which will be utilized by our Industrial segment for our in-mold product line.

Financing Activities

As a result of early funding of payables due to the holiday and our new acquisition, borrowings under our revolving credit facility increased by $9.6 million in the first half of 2010.

Dividend payments to shareholders were lower in the first half of 2010 as compared with the same period in 2009, as our Board of Directors elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning in the second quarter of 2009.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

Under Ohio law, dividend payments in excess of “Earned Surplus,” defined as the sum of retained earnings and accumulated other comprehensive income or losses, are considered a return of capital.  Dividends declared and paid for the second quarter were in excess of “Earned Surplus” and were therefore recorded as a reduction in paid in capital. Dividends for the third quarter, declared on July 29, 2010, will be paid out of retained earnings.

Capital Structure

	July 4,	January 3,
	2010	2010	Change
Credit Facility	$ 45.3	$ 35.7	$ 9.6
Less Cash and Cash Equivalents	(1.1)	(2.4)	1.3
Net Debt	44.2	33.3	10.9
Capitalized Lease Obligation	4.1	-	4.1
Loan Payable	1.2	0.2	1.0
Total Debt	49.5	33.5	16.0
Equity	45.2	42.2	3.0
Total Capital	$ 94.7	$ 75.7	$ 19.0
Total Debt:Total Capital	52%	44%
Total Debt:Total Capital on a GAAP basis	53%	46%

Our net debt increased $10.9 million in the first half of 2010, reflecting a $9.6 million increase in borrowings and a $1.3 million decrease in cash reserves.

On March 31, 2010, we entered into a $100 million four-year senior secured revolving credit facility (Credit Facility) with five banks.  The Credit Facility replaced our existing $100 million revolving credit facility that would have matured in May 2010.

The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11.2 million, whichever is greater.

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

At quarter end, we had $48.3 million available under the Credit Facility.  We believe that the combination of our internally-generated funds, available cash reserves, and our new credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

Contractual Obligations

During the first quarter of 2010, we entered into a five-year capital lease obligation for digital equipment that will assist us in transforming our product portfolio.  The capitalized lease obligation provides for aggregate payments, including interest, of approximately $5.0 million.  Payments under the lease, including interest, are as follows:  2010-$0.8; 2011-$1.0; 2012-$1.0; 2013-$1.0; and 2014-$1.0; and $0.2 thereafter.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of July 4, 2010.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting.  A comprehensive evaluation of our internal control over financial reporting is performed on an annual basis.

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

Changes in Internal Control

During the second quarter of fiscal 2010, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

Date: August 2, 2010

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)