Form 10-Q
period 2010-10-03
STANDARD REGISTER CO
filed 2010-11-10
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 3, 2010
Common stock, $1.00 par value	24,216,507 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended October 3, 2010

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13 and 39-Week Periods Ended October 3, 2010 and September 27, 2009	3

b)	Consolidated Balance Sheets
	as of October 3, 2010 and January 3, 2010	4

c)	Consolidated Statements of Cash Flows
	for the 39-Week Periods Ended October 3, 2010 and September 27, 2009	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		16
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		28

Item 4. Controls and Procedures		29

Part II – Other Information

Item 1. Legal Proceedings		29

Item 1A. Risk Factors		30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		30

Item 3. Defaults upon Senior Securities		30

Item 4. Reserved		30

Item 5. Other Information		30

Item 6. Exhibits		30

Signatures		31

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
REVENUE	$ 163,588	$ 163,528	$ 495,693	$ 509,163
COST OF SALES	111,811	110,365	338,589	347,583
GROSS MARGIN	51,777	53,163	157,104	161,580
OPERATING EXPENSES
Selling, general, and administrative	49,276	50,867	153,929	151,000
Pension curtailments and settlements	-	665	-	20,412
Environmental remediation	(803)	182	(803)	106
Asset impairments	-	-	-	850
Restructuring and other exit costs	32	10,558	1,490	10,765
Total operating expenses	48,505	62,272	154,616	183,133
INCOME (LOSS) FROM OPERATIONS	3,272	(9,109)	2,488	(21,553)
OTHER INCOME (EXPENSE)
Interest expense	(626)	(288)	(1,617)	(924)
Other income	11	98	203	355
Total other expense	(615)	(190)	(1,414)	(569)
INCOME (LOSS) BEFORE INCOME TAXES	2,657	(9,299)	1,074	(22,122)
INCOME TAX EXPENSE (BENEFIT)	1,276	(3,832)	616	(8,853)
NET INCOME (LOSS)	$ 1,381	$ (5,467)	$ 458	$ (13,269)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.05	$ (0.19)	$ 0.02	$ (0.46)

Dividends per share declared for the period	$ 0.05	$ 0.05	$ 0.15	$ 0.33

NET INCOME (LOSS)	$ 1,381	$ (5,467)	$ 458	$ (13,269)
Net actuarial loss reclassification, net of ($1,903), ($1,593),
($5,706), and ($9,704) deferred income tax benefit	2,888	2,419	8,663	14,733
Net prior service credit reclassification, net of $398
and $1,193 deferred income tax expense	(604)	(603)	(1,811)	(1,811)
Net actuarial gains, net of $509 and ($9,314)
deferred income tax benefit (expense)	-	(773)	-	14,142
Cumulative translation adjustment	(14)	28	(45)	103
COMPREHENSIVE INCOME (LOSS)	$ 3,651	$ (4,396)	$ 7,265	$ 13,898

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 3,	January 3,
A S S E T S	2010	2010

CURRENT ASSETS
Cash and cash equivalents	$ 476	$ 2,404
Accounts and notes receivable, less allowance for doubtful
accounts of $2,487 and $2,614	109,551	108,524
Inventories	30,131	33,625
Deferred income taxes	14,425	14,425
Prepaid expense	11,186	10,079
Total current assets	165,769	169,057

PLANT AND EQUIPMENT
Land	1,919	2,008
Buildings and improvements	64,842	64,628
Machinery and equipment	185,197	191,512
Office equipment	165,936	167,622
Construction in progress	3,550	1,594
Total	421,444	427,364
Less accumulated depreciation	343,684	342,036
Plant and equipment, net	77,760	85,328
Net assets held for sale	412	412
Total plant and equipment, net	78,172	85,740

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	2,303	-
Deferred tax asset	100,035	104,691
Other	11,450	13,676
Total other assets	120,345	124,924

Total assets	$ 364,286	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 3,	January 3,
LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2010

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,443	$ 35,868
Accounts payable	27,170	32,349
Accrued compensation	17,788	12,091
Accrued restructuring and other exit costs	2,494	5,365
Deferred revenue	2,744	3,213
Other current liabilities	22,816	24,331
Total current liabilities	74,455	113,217

LONG-TERM LIABILITIES
Long-term debt	40,574	-
Pension benefit obligation	181,326	202,146
Retiree healthcare obligation	7,023	7,425
Deferred compensation	6,385	7,699
Environmental liabilities	3,866	4,808
Other long-term liabilities	2,774	2,272
Total long-term liabilities	241,948	224,350

COMMITMENTS AND CONTINGENCIES - see Note 15

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,213,459 and 26,129,883 shares	26,213	26,130
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	62,772	62,888
Accumulated other comprehensive losses	(139,961)	(146,768)
Retained earnings	144,301	145,312
Treasury stock at cost:
1,996,952 and 1,990,731 shares	(50,167)	(50,133)
Total shareholders' equity	47,883	42,154

Total liabilities and shareholders' equity	$ 364,286	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	39 Weeks Ended	39 Weeks Ended
	October 3,	September 27,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 458	$ (13,269)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	17,840	18,143
Restructuring charges	1,490	10,765
Asset impairments	-	850
Pension and postretirement benefit expense	10,563	30,196
Share-based compensation	1,292	1,129
Deferred tax expense (benefit)	139	(8,853)
Other	121	1,238
Changes in operating assets and liabilities:
Accounts and notes receivable	(898)	10,308
Inventories	3,602	2,623
Restructuring spending	(4,361)	(5,521)
Accounts payable and accrued expenses	1,438	(5,078)
Pension and postretirement benefit obligations	(20,420)	(27,394)
Deferred compensation payments	(1,793)	(1,529)
Other assets and liabilities	1,456	(761)
Net cash provided by operating activities	10,927	12,847
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,458)	(6,108)
Acquisition	(2,460)	-
Proceeds from sale of plant and equipment	164	634
Net cash used in investing activities	(8,754)	(5,474)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	1,291	2,056
Principal payments on long-term debt	(1,124)	(159)
Proceeds from issuance of common stock	144	192
Dividends paid	(4,356)	(9,589)
Purchase of treasury stock	(34)	(38)
Net cash used in financing activities	(4,079)	(7,538)
Effect of exchange rate changes on cash	(22)	101

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,928)	(64)
Cash and cash equivalents at beginning of period	2,404	282
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 476	$ 218
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$ 4,384	$ -
Loan payable recorded for professional services	1,598	-

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

The following table summarizes the revised allocation of goodwill during 2010:

	Healthcare	Financial Services	Emerging	Industrial	Unallocated	Total
Goodwill at January 3, 2010	$ -	$ -	$ -	$ -	$ 6,557	$ 6,557
Reallocation of goodwill	2,385	1,743	1,296	1,133	(6,557)	6,557
Goodwill at October 3, 2010	$ 2,385	$ 1,743	$ 1,296	$ 1,133	$ -	$ 6,557

NOTE 5 – RESTRUCTURING CHARGES

The 2009 and 2008 restructuring and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
2009 Actions
Involuntary termination costs	$ 41	$ 3,300	$ 67	$ 3,300
Contract termination costs	(107)	-	532	-
Other associated costs	47	7,152	810	7,152
Total 2009	(19)	10,452	1,409	10,452
2008 Actions
Involuntary termination costs	-	28	-	(417)
Contract termination costs	51	81	75	452
Other associated costs	-	(3)	6	278
Total 2008	51	106	81	313
Total restructuring and other exit costs	$ 32	$ 10,558	$ 1,490	$ 10,765

2009

Restructuring and other exit costs of $1,409 in 2010 primarily relate to contract termination costs accrued for two closed sales offices, two print centers, and one distribution center and costs for the relocation of equipment that are required to be expensed as incurred.  In the third quarter of 2010, we reversed $107 of expense related to one closed sales office that we were able to sublease for more than expected.  Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q3 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,900	$ 41	$ 3,682
Contract termination costs	3,900	(107)	893
Other associated exit costs	9,000	47	8,033
Total	$ 16,800	$ (19)	$ 12,608

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Reversed	Balance
	2009	Accrual	in 2010	in 2010	2010
Involuntary termination costs	$ 3,412	$ 53	$ (1,490)	$ -	$ 1,975
Contract termination costs	361	636	(391)	(107)	499
Other associated costs	1,300	-	(1,300)	-	-
Total	$ 5,073	$ 689	$ (3,181)	$ (107)	$ 2,474

2008

Restructuring and other exit costs of $81 and $313 in 2010 and 2009 primarily relate to costs that are required to be expensed as incurred.  Components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q3 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,779	$ -	$ 3,779
Contract termination costs	1,138	51	1,147
Other associated exit costs	1,059	-	1,059
Total	$ 5,976	$ 51	$ 5,985

A summary of the 2008 restructuring accrual activity is as follows:

	Balance	Incurred	Balance
	2009	in 2010	2010
Involuntary termination costs	$ 160	$ (160)	$ -
Contract termination costs	132	(112)	20
Total	$ 292	$ (272)	$ 20

NOTE 6 – INVENTORIES

Inventories consist of the following:

	October 3,	January 3,
	2010	2010
Finished Products	$ 27,941	$ 31,059
Jobs In Process	470	388
Materials and Supplies	1,720	2,178
Total	$ 30,131	$ 33,625

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	October 3,	January 3,
	2010	2010
Non-income taxes	$ 5,487	$ 5,670
Current portion of pension and postretirement obligations	3,408	3,408
Customer deposits	3,675	3,726
Dividends payable	51	1,471
Other current liabilities	10,195	10,056
Total	$ 22,816	$ 24,331

NOTE 8 – INCOME TAXES

The effective tax rate for the 13 and 39-week periods ending October 3, 2010 was 48.0% and 57.4% compared to 41.2% and 40.2% for the 13 and 39-week periods ending September 27, 2009.  The quarterly and year-to-date rates in 2010 were higher primarily due to permanent differences related to the deductibility of executive compensation and an increase in state taxes because of gross margin-based taxes.  These increases were partially offset by the usage of net operating loss carryforwards related to our Mexico operations.  We previously recorded a full reserve for these carryforwards; therefore, the usage of the loss carryforward did not result in income tax expense during 2010.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

	October 3,	January 3,
	2010	2010
Revolving credit facility	$ 37,000	$ 35,709
Capital lease obligation	3,923	-
Loan payable	1,094	159
Total	42,017	35,868
Less current portion	1,443	35,868
Long-term portion	$ 40,574	$ -

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

In February 2010, the Company entered into a five-year capital lease for printing equipment.  The Company’s capitalized lease obligation provides for aggregate payments, including interest, of approximately $4,490.  Payments under the lease, including interest, are as follows:  2010-$170; 2011-$1,022; 2012-$1,022; 2013-$1,022; 2014-$1,022; and 2015-$232. Amortization expense for the capital lease is included with depreciation expense on the Company’s consolidated statement of income.

We also have an unsecured loan payable, including interest at 6.5%, of $1,094 due in monthly installments of $58, including interest, through April 2012.

NOTE 10 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
(Shares in thousands)	2010	2009	2010	2009
Weighted average shares outstanding - basic	28,933	28,848	28,906	28,827
Effect of potentially dilutive securities	1	-	34	-
Weighted average shares outstanding - diluted	28,934	28,848	28,940	28,827

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  No outstanding options were included in the computation of diluted EPS for the 13-week and 39-week periods ending October 3, 2010 because the exercise price of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the loss from continuing operations for the 13-week and 39-week periods ending September 27, 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 11 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Nonvested stock awards, service based	$ 109	$ 110	$ 336	$ 343
Nonvested stock awards, performance based	86	10	204	20
Stock options	240	146	752	786
Total share-based compensation expense	435	266	1,292	1,149
Income tax benefit	173	105	513	456
Net expense	$ 262	$ 161	$ 779	$ 693

Stock Options

The weighted-average fair value of stock options granted in 2010 was estimated at $2.76 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over a 4-year vesting period.  The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

Risk-free interest rate	1.9%
Dividend yield	3.7%
Expected term	4 years
Expected volatility	75.7%

A summary of our stock option activity and related information for 2010 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 3, 2010	2,286,141	$ 11.06
Granted	743,580	5.97
Exercised	-	-
Forfeited/Canceled	(111,626)	13.32
Outstanding at October 3, 2010	2,918,095	$ 9.68
Exercisable at October 3, 2010	1,351,598	$ 14.05

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

During the first quarter, we also cancelled 190,183 shares of performance-based stock awarded in 2008 due to the performance goal not being attained.

A summary of our performance-based stock award activity and related information for 2010 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 3, 2010	190,183	$ 9.48
Granted	240,550	5.82
Vested	-	-
Forfeited/Canceled	(190,183)	9.48
Nonvested at October 3, 2010	240,550	$ 5.82

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2010 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2010 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value
Nonvested at January 3, 2010	140,906	$ 7.85
Granted	104,825	4.34
Vested	(47,069)	9.25
Forfeited/Canceled	(106)	12.76
Nonvested at October 3, 2010	198,556	$ 5.66

NOTE 12 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Service cost of benefits earned	$ -	$ 32	$ -	$ 95
Interest cost on projected benefit obligation	6,100	6,507	18,299	19,507
Expected return on plan assets	(6,463)	(6,265)	(19,390)	(19,302)
Amortization of prior service costs	148	148	445	444
Amortization of net actuarial losses from prior periods	4,668	3,551	14,004	11,754
Settlement loss	-	665	-	20,412
Total	$ 4,453	$ 4,638	$ 13,358	$ 32,910

Year-to-date contributions to our qualified pension plan were $17,700.  Based upon current estimates, we plan to contribute approximately $25,000 in 2010.

Our pension obligations are measured annually using actuarial valuations and can vary significantly due to changes in the assumed discount rate.  During 2010, long-term interest rates have continued to decline; therefore, we believe it is likely that the discount rate used to measure our pension obligations at year end will be lower than the rate used at the end of 2009. Holding all other assumptions constant, a 1% decrease in the discount rate used to measure our 2009 pension obligations would have increased our liability by approximately $45,400.

NOTE 13 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Interest cost	$ 96	$ 122	$ 289	$ 364
Amortization of prior service cost	(1,150)	(1,150)	(3,449)	(3,449)
Amortization of net actuarial losses from prior periods	122	124	365	371
Total	$ (932)	$ (904)	$ (2,795)	$ (2,714)

The funding policy is to pay claims as they occur.  As of October 3, 2010, we paid $691 to cover claims under our postretirement medical plan and currently expect to pay an additional $250 to cover benefit claims during the remainder of 2010.

NOTE 14 – SEGMENT REPORTING

Segment information for 2009 has been revised from previously reported information to reflect the current presentation. Information about our operations by segment for the 13-week periods ended October 3, 2010 and September 27, 2009 is as follows:

		Healthcare	Financial Services	Emerging	Industrial	Total
Revenue from external	2010	$ 61,385	$ 43,665	$ 38,936	$ 19,602	$ 163,588
customers	2009	60,913	44,932	40,243	17,440	163,528
Operating income (loss)	2010	$ 4,876	$ 1,455	$ (588)	$ 728	$ 6,471
	2009	3,959	1,335	(996)	(376)	3,922

Information about our operations by segment for the 39-week periods ended October 3, 2010 and September 27, 2009 is as follows:

		Healthcare	Financial Services	Emerging	Industrial	Total
Revenue from external	2010	$ 184,648	$ 131,785	$122,244	$ 57,016	$ 495,693
customers	2009	195,493	142,346	123,880	47,444	509,163
Operating income (loss)	2010	$ 12,899	$ 4,923	$ (3,509)	$ (421)	$ 13,892
	2009	16,526	6,063	(1,891)	(949)	19,749

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Segment operating income	$ 6,471	$ 3,922	$ 13,892	$ 19,749
Restructuring and asset impairment	(32)	(10,558)	(1,490)	(11,615)
Amortization of prior period pension losses	(4,668)	(3,551)	(14,004)	(11,754)
Pension curtailment and settlement	-	(665)	-	(20,412)
Other unallocated pension	363	(242)	1,091	(205)
Environmental	803	(182)	803	(106)
Other unallocated	(353)	(135)	(365)	(199)
LIFO	688	2,302	2,561	2,989
Total other expense, primarily interest	(615)	(190)	(1,414)	(569)
Income (loss) before income taxes	$ 2,657	$ (9,299)	$ 1,074	$ (22,122)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  As of January 3, 2010, the Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  These developments resulted in a decrease of approximately $1,251 in the estimate of our costs related to the remediation of the site.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,101 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.   Depending on the results of future environmental testing and the final remedy agreed upon, it is possible that our estimate could change in the future.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.   In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During the third quarter of 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs. However, we believe it is probable that we will be able to recover a portion of these costs through bankruptcy settlements. As a result of these developments, our estimate of costs increased during the third quarter by approximately $475.  We have an undiscounted long-term liability of $2,400 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  Depending on the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation, it is possible our estimate could change in the future.

In addition, we have undiscounted reserves totaling $365 for environmental remediation at one previously owned facility. Our remediation costs for this facility is partially covered by our insurance provider, and we have recorded a receivable of $103 for the portion of these costs we expect to recover.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

NOTE 17 – SUBSEQUENT EVENTS

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

•

Executive Summary—An overall discussion of changes in our business and key financial results for the third quarter and year-to-date 2010.

•

Results of Operations—An analysis of our consolidated results of operations and segment results for the third quarter and year-to-date 2010 and 2009.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefits, fair value measurements, deferred taxes, inventories, environmental liabilities, revenue recognition, and share-based and incentive compensation.  For a detailed discussion of these critical accounting estimates, see the Management’s Discussion and Analysis included in our Annual Report.  With the exception of the share-based and incentive compensation discussion that follows, there were no significant changes in these critical accounting policies and estimates during 2010.

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

The amount of compensation expense recognized under these arrangements is dependent on the total amount of performance-based shares we expect to vest and the expected achievement level of performance goals.  This requires us to evaluate the probability of achieving the annual performance goals and assess the level of goal achievement each quarter. We are currently accruing expense based upon achieving performance sufficient to earn 100% of the performance-based shares.  Total expense over the three-year vest period for these awards would be approximately $1.4 million at this performance level, of which $0.2 million has been accrued.  For the incentive plan, we are currently accruing expense based upon achieving performance sufficient to earn awards in the amount of $3.7 million for 2010, of which $2.8 million has been accrued.  The actual amount of compensation expense recorded in future periods is subject to adjustment based on changes in our expectations and the actual level of achievement of the performance goals.

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

EXECUTIVE SUMMARY

During 2010, we continued our turnaround plans to grow market share, optimize operations and earnings, and develop new solutions for growth and durability.  We achieved positive results, as we acquired new customers and expanded business with existing customers across all of our segments.  We continued to advance our market positions by developing key partnerships and alliances, providing us new opportunities for growth-targeted products and increased market share in our traditional print products.  We remained focused on transforming our product portfolios within all of our segments and recently launched several new solutions.  Economic conditions also showed improvement across our markets, which corresponded to increased order levels.  However, customers continued to focus on cost containment, resulting in pressure on price.  Additionally, cost reduction initiatives implemented by our customers were the primary driver for declined use of certain legacy print products, as technology was utilized to reduce or eliminate the need for printed products.

We completed numerous projects developed as part of our MyC3 process, which positively impacted year-to-date earnings. A key example is the optimization of our manufacturing footprint and the transformation of our product portfolio by implementing new workflow and print technology in our Print On Demand centers.  Additionally, we continued investing in system and infrastructure enhancements, including a refresh of our web-based SMARTworks® platform which was completed in the third quarter.  These enhancements will provide advanced web-based capabilities for our customers, reduce costs, and create operating efficiencies.

The following summarizes key financial results for the third quarter and year-to-date 2010:

•

On March 31, 2010, we entered into a $100 million, four-year senior secured revolving credit facility that replaced our existing facility that was due to expire in May 2010.  The agreement allowed us to increase our borrowing capacity and is expected to provide us sufficient liquidity to run our current operations and make strategic investments for our future.

•

In June 2010, we purchased the assets of Fusion Graphics, Inc.  The assets consist primarily of patented in-mold label products and intellectual property, including the Grafilm® In-Mold Labeling System.  The acquisition is expected to allow us to serve a much broader group of customers worldwide and continue to develop new products within our Industrial business unit.  Building on these technologies, our new Grafilm-Roto in-mold labeling product was launched early in October.

•

Third quarter net income was $1.4 million or $.05 per share in 2010, compared to a net loss of $5.5 million, or $0.19 per share in 2009.  The net loss in the third quarter 2009 included restructuring charges of $10.6 million, or $0.22 per share, related to the MyC3 initiative.  Year-to-date net income was $0.5 million or $0.02 per share, compared to a net loss of $13.3 million or $0.46 per share in 2009.  We had no pension settlement charges in 2010, compared to $20.4 million, or $0.43 per share, year-to-date in 2009.

•

Third quarter revenue increased slightly compared with the third quarter of 2009.

•

Third quarter cash flow on a net debt basis was positive, with year-to-date cash flow on a net debt basis at negative $3.2 million compared to a negative $2.2 million in 2009.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  This discussion focuses on year-to-date results, with discussion of material items specific to the quarter as needed.

	13 Weeks Ended			39 Weeks Ended
	October 3,	September 27,		October 3,	September 27,
	2010	2009	% Change	2010	2009	% Change
Revenue	$ 163.6	$ 163.6	0.0%	$ 495.7	$ 509.2	-2.7%
Cost of sales	111.8	110.4	1.3%	$ 338.6	347.6	-2.6%
Gross margin	51.8	53.2	-2.6%	$ 157.1	161.6	-2.8%
Gross margin % of sales	31.7%	32.5%		31.7%	31.7%

SG&A expense	49.3	50.9	-3.1%	153.9	151.0	1.9%
Pension curtailments and settlements	-	0.7		-	20.4
Environmental remediation	(0.8)	0.2		(0.8)	0.1
Restructuring and asset impairment	-	10.5		1.5	11.6
Other expense, net	0.6	0.2		1.4	0.6
Income (loss) before taxes	2.7	(9.3)		1.1	(22.1)
Income tax expense (benefit)	1.3	(3.8)		0.6	(8.8)
% rate	48.0%	41.2%		57.4%	40.2%
Income (loss)	$ 1.4	$ (5.5)		$ 0.5	$ (13.3)

Revenue

Year-to-date revenue for 2010 was down $13.5 million or approximately 3% compared with 2009; however, third quarter revenue improved slightly compared to the prior year.  The table below details the estimated changes in revenue due to units and price for the third quarter and year-to-date.  Changes in product mix did not result in material changes in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-	-1%
Price	-	-2%
	-	-3%

The acquisition of new customers, expansion of new business with existing customers, and an upward trend in order levels due to improved economic conditions drove improvement in our unit sales during 2010.  These positive trends resulted in stabilized unit levels in the third quarter of 2010.  However, due to the significant erosion in volume that occurred during 2009, units remained at slightly lower levels overall year-to-date as compared with 2009.  Revenue increased in growth-targeted products such as marketing solutions, training solutions, software sales, and industrial labels; however, revenue declines in our traditional print products continued to offset these gains.

Year-to-date declines in pricing were driven by intense price competition and customer efforts to minimize costs, particularly in our Emerging segment which operates in highly competitive market conditions.  We expect customers across all of our segments to remain focused on costs as a slow recovery in the economy continues.  While pricing on the supply side was stable in 2009, we began experiencing increased material costs during the second quarter of 2010.  We have successfully passed through these costs through the third quarter of 2010, which offset pricing pressures during the quarter.  Therefore, despite continued competitive pressures, the overall impact of supply-side price volatility was neutral.  Price competition and a slow economy may delay or hinder our ability to fully recover these costs in future quarters.

Cost of Sales/Gross Margin

Year-to-date cost of sales decreased $9.0 million or approximately 3% in 2010 as compared with 2009.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-	-
Price	-1%	-4%
Mix	2%	1%
	1%	-3%

As shown in the table, the year-to-date decline in cost of sales was driven primarily by price.  We estimate that the reduction in production costs through our 2008 restructuring actions, workforce reductions, and cost reduction initiatives taken during 2009 accounted for substantially all of the year-to-date decline in price.  The major categories of cost reductions included compensation, rebates, supply chain, maintenance, and warehousing costs.  Cost reductions were partially offset by increased costs related to product mix.  Due to increased opportunities in certain marketing solutions resulting from our go-to-market strategies, product mix shifted from some lower-cost internally produced products to other higher-cost products that are primarily outsourced.

Costs declined at a lower rate in the third quarter of 2010 due primarily to higher material prices mainly attributable to our label products and smaller LIFO adjustments as compared to 2009.  As a result, combined with the changes in product mix, cost of sales overall for the third quarter increased compared to 2009.  This increase contributed to the slightly lower gross margin percentage for the quarter as compared with 2009.  However, the year-to-date gross margin percentage remained consistent with 2009, despite the decline in revenue.  We expect to continue to realize additional production cost savings as we implement other MyC3 cost reduction ideas throughout the remainder of 2010 and in 2011.

Selling, General and Administrative Expenses

	13 Weeks Ended		39 Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Selling and sales support	23.7	26.7	75.4	79.7
Research and development	1.0	1.2	3.4	3.6
General and administrative expenses	18.9	17.7	57.7	51.3
Depreciation	2.1	2.2	6.8	6.6
Amortization of pension net actuarial losses	4.7	3.6	14.0	11.8
Other pension and postretirement expenses	(1.1)	(0.5)	(3.4)	(2.0)
Total selling, general and administrative expense	$ 49.3	$ 50.9	$ 153.9	$ 151.0

Year-to-date SG&A expenses increased as we completed planned investments throughout 2010.  During the third quarter, total expenses declined as compared to 2009 as the positive effects of our restructuring and MyC3 cost reduction initiatives began to outpace our reinvestment costs.  Selling and sales support declined $4.3 million year-to-date in 2010 as compared to 2009.  Our cost reduction initiatives reduced compensation-related expenses by approximately $4.5 million.  Product management costs on key priority solutions, new deal support costs in client satisfaction, and business development costs were higher by approximately $2.9 million as we continued implementing our go-to-market strategy.  However, these increases were partially offset by cost reductions of approximately $2.7 million, of which communication service cost and facility cost reductions were approximately $1.0 million.  Reductions in communication service costs were enabled in large part by the increased infrastructure investments reported in general and administrative expenses.  Other cost reductions primarily resulted from our restructuring and MyC3 cost reduction initiatives and lower variable expenses due to lower revenue.

Year-to-date general and administrative expenses increased $6.4 million compared to 2009.  Increases in planned technology spending on system infrastructure projects accounted for approximately $4.9 million of the increase, of which approximately $2.5 million was focused on advancing our client-facing technology through SMARTworks®.  Deferred compensation costs were also higher by approximately $0.9 million as compared to 2009, due to one-time death benefits received in 2009 that were not received in 2010 and lower investment earnings.  Additionally, incentive compensation increased approximately $2.9 million.  These increases were partially offset by sales tax refunds of approximately $1.0 million and lower healthcare costs of approximately $1.3 million.

Year-to-date amortization of pension net actuarial losses increased in 2010 as expected due to significant net actuarial losses recorded in recent years that are required to be amortized in future periods.  Our pension obligations are measured annually using actuarial valuations and can vary significantly due to changes in the assumed discount rate, as well as other assumptions.  The resulting gains and losses from these changes are then subject to amortization.  During 2010, long-term interest rates have continued to decline; therefore, we believe it is likely that the discount rate used to measure our pension obligations at year end will be lower than the rate used at the end of 2009.  As a result, a significant actuarial loss may be incurred.  Based on our current estimates of asset performance and interest rates, pension loss amortization could increase by approximately $9.0 million in 2011.

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

2009

In 2009, we initiated a restructuring plan as a result of the MyC3 initiative.  During 2010, we continued implementing this plan, as well as other cost reduction and revenue growth initiatives generated from the MyC3 process.  Implementation of the restructuring plan and other initiatives will continue through 2011, and we are currently on track to realize all of the projected net savings of $30 to $40 million annually, once completed.

Restructuring and other exit costs of $1.4 million in 2010 primarily relate to contract termination costs accrued for two closed sales offices, two print centers, and one distribution center, as well as costs for the relocation of equipment that are required to be expensed as incurred.  In the third quarter of 2010, we reversed $0.1 million of expense related to one closed sales office that we were able to sublease for more than expected.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative-
	Expected	Q3 2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3.9	$ -	$ 3.7
Contract termination costs	3.9	(0.1)	0.9
Other associated exit costs	9.0	-	8.0
Total	$ 16.8	$ (0.1)	$ 12.6

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Charged to	Incurred	Reversed	Balance
	2009	Accrual	in 2010	in 2010	2010
Involuntary termination costs	$ 3.4	$ 0.1	$ (1.5)	$ -	$ 2.0
Contract termination costs	0.4	0.6	(0.4)	(0.1)	0.5
Other associated costs	1.3	-	(1.3)	-	-
Total	$ 5.1	$ 0.7	$ (3.2)	$ (0.1)	$ 2.5

Pension Settlements

A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  Based upon the amount of lump sum payments expected to be paid for the remainder of the year under our non-qualified pension plan, we expect to record a pension settlement of approximately $0.4 million during the fourth quarter.

Environmental Remediation

We currently participate in the remediation of two environmental sites for which final remedies have not yet been determined (Pasco Site and Valleycrest Site).  During the third quarter, we obtained updated information regarding currently proposed remediation and our expected share of the remediation for these sites.  As a result, we updated the estimates of our total costs to remediate these sites, which resulted in a net noncash credit of $0.8 million. Of this amount, the Pasco Site accounted for a credit of $1.3 million, and the Valleycrest Site accounted for a charge of $0.5 million.  As we are in the early stages of developing a remediation plan with other potentially responsible parties for the Valleycrest Site, estimates of total projected costs are difficult to determine.  Additionally, since the final potentially responsible parties and their respective shares of the remediation costs have not been determined at this time for either site, uncertainty exists as to what our final share of the total costs may be.   Therefore, we could experience increased costs in future periods as the remediation processes progress.

Taxes

The effective tax rates for the third quarter and year-to-date 2010 increased compared with 2009, primarily due to permanent differences related to the deductibility of executive compensation and an increase in state taxes because of gross margin-based taxes.  These increases were partially offset by the usage of net operating loss carryforwards related to our Mexico operations.  We previously recorded a full reserve for these carryforwards; therefore, the usage of the loss carryforward did not result in income tax expense during 2010.

Segment Operating Results

We operate the following three business units:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial, which is comprised of two operating segments: Financial Services and Emerging.  As a result, we have four operating segments which represent our reportable segments.

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13-week and 39-week periods ended October 3, 2010 and September 27, 2009.  Segment information for 2009 has been revised from previously reported information to reflect the current presentation.

	13 Weeks Ended				39 Weeks Ended
	October 3,		September 27,		October 3,		September 27,
	2010		2009	% Chg	2010		2009	% Chg
Revenue
Healthcare	$ 61.4		$ 60.9	0.8%	$ 184.7		$ 195.5	-5.5%
Financial Services	43.7		44.9	-2.7%	131.8		142.3	-7.4%
Emerging	38.9		40.3	-3.5%	122.2		123.9	-1.4%
Industrial	19.6		17.5	12.0%	57.0		47.5	20.0%
Consolidated Revenue	$ 163.6		$ 163.6	0.0%	$ 495.7		$ 509.2	-2.7%
		% Rev		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$ 22.1	36.0%	$ 22.0	36.1%	$ 67.1	36.3%	$ 70.2	35.9%
Financial Services	12.3	28.1%	13.0	29.0%	39.1	29.7%	41.4	29.1%
Emerging	10.4	26.7%	11.0	27.3%	31.7	25.9%	33.9	27.4%
Industrial	6.3	32.1%	4.9	28.0%	16.6	29.1%	13.1	27.6%
Total Segments (1)	$ 51.1	31.2%	$ 50.9	31.1%	$ 154.5	31.2%	$ 158.6	31.1%

Operating Income (Loss)
Healthcare	$ 4.9	8.0%	$ 3.9	6.4%	$ 12.9	7.0%	$ 16.5	8.4%
Financial Services	1.5	3.4%	1.3	2.9%	4.9	3.7%	6.1	4.3%
Emerging	(0.6)	-1.5%	(0.9)	-2.2%	(3.5)	-2.9%	(1.9)	-1.5%
Industrial	0.7	3.6%	(0.4)	-2.3%	(0.4)	-0.7%	(1.0)	-2.1%
Total Segments (1)	$ 6.5	4.0%	$ 3.9	2.4%	$ 13.9	2.8%	$ 19.7	3.9%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 14-Segment Reporting of the Notes to Financial Statements.

Healthcare

Revenue for the third quarter was up approximately 1% or $0.5 million and down approximately 6% or $10.8 million year-to-date in 2010 compared with 2009.  The following table details the estimated changes in revenue due to units and price for both the third quarter and year-to-date 2010.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	1%	-4%
Price	-	-2%
	1%	-6%

Units increased during the third quarter as a result of our continued expansion in our customer base and market share focus. On a year-to-date basis, these increases continue to be offset by declines in our administrative and clinical forms due to adoption of digital technologies and lower than expected rates of expansion in label and wristband products.  We continued to increase sales in some growth-targeted products, such as marketing and training solutions and patient information solutions. During the third quarter, we continued efforts to retain and expand our customer base by signing new GPO agreements.  The new agreements secure our existing revenue base and increase our opportunities to extend our market share in our traditional product lines.  Additionally, some of the new agreements contain provisions that create new opportunities for expanding our growth-targeted patient identification solutions.

The year-to-date decrease in pricing primarily is a result of an increase in discounts related to new customers acquired as a result of the Novation agreement, as well as other new customers.

Cost of sales declined $7.7 million or 6% on a year-to-date basis as compared with the 2009.  The following table details our estimate of the changes in cost of sales due to units and price.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	1%	-3%
Price	-	-3%
	1%	-6%

Cost of sales increased during the third quarter due to units as a result of higher sales volume during the quarter.  Material prices increased approximately 1% during the third quarter; however, lower production expenses realized from our cost reduction initiatives fully offset these costs.  As a result, the gross margin percentages remained consistent with 2009 for the quarter and year-to-date 2010.

Operating income was up $1.0 million for the third quarter and down $3.6 million year-to-date in 2010 compared with 2009. The year-to-date decline resulted from lower sales volume and higher SG&A costs.  Compensation- related selling expenses declined substantially in 2010 due to sales optimization initiatives implemented as a result of MyC3.  However, these savings were offset by increases in certain selling and administrative costs as a result of planned investments primarily during the first half of 2010.

Financial Services

Financial Services year-to-date revenue declined $10.5 million or approximately 7% in 2010 compared with 2009.  The following table details the estimated changes in revenue due to units and price for both the third quarter and year-to-date 2010.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-2%	-6%
Price	-1%	-1%
	-3%	-7%

Although we increased our customer base and expanded sales to existing customers, units were lower for the third quarter and year-to-date 2010 compared with 2009.  We continued to see the effects of the significant erosion in volume with a few customers that occurred during 2009, although the rate of decline was lessened in the third quarter by growth from new customers as we began to see positive effects from our go-to-market strategy.  Financial services institutions continue to struggle as economic conditions within this market remain weak, resulting in increased pricing pressures on our products with new and existing customers.  Declines were most significant in our specialized print products, such as forms and customer communication products, and in training solutions; while revenue increased in our marketing solutions.

Year-to-date cost of sales declined $8.2 million or 8% compared with 2009.  The following table details the estimated changes in cost of sales due to units, price, and mix for the third quarter and year-to-date 2010.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-2%	-6%
Price	-2%	-4%
Mix	2%	2%
	-2%	-8%

Decreases in cost of sales were driven by lower volume and lower production costs resulting from our MyC3 cost reduction and restructuring initiatives.  These reductions were partially offset by increased costs related to product mix resulting from our go-to-market strategy for marketing solutions.  Expansion of our market share in these solutions has created increased opportunities for some of our lower-margin products that are primarily outsourced at a higher cost than internally-produced products.  As a result, the gross margin percentage year-to-date improved only slightly and declined for the third quarter in 2010 as compared to 2009.

Operating income increased by $0.2 million in the third quarter of 2010 compared with 2009, due primarily to lower selling and administrative expenses.  Year-to-date operating income declined $1.2 million, due primarily to planned increases in selling and administrative expenses related to business development activities and improvements in our infrastructure during the first half of 2010.  Increased costs were offset somewhat by lower selling expenses due to lower commission on reduced revenue and cost savings realized from our cost reduction initiatives taken in 2008 and 2009.

Emerging

Emerging segment year-to-date revenue declined $1.7 million or 1% in 2010 compared with 2009.  The following table details the estimated changes in revenue due to units and price for both the third quarter and year-to-date 2010.  Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	-1%	5%
Price	-2%	-6%
	-3%	-1%

Units increased primarily as a result of expanding our customer base and improved economic conditions.  However, this increase was offset by price declines.  Intense competition within the industry has resulted in higher discounts on new business, as well as with existing customers.  Price declines were higher year-to-date as compared to the third quarter, primarily as a result of seasonal sales of highly discounted products in the first quarter.  Except for forms, labels, and secure documents, revenue increased across all of our products, with increases in marketing solutions being most substantial.

Cost of sales increased $0.5 million year-to-date, or 1% compared with 2009.  The following table details the changes in cost of sales due to units, price, and mix for the third quarter and year-to-date 2010.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	-3%	4%
Price	-5%	-6%
Mix	6%	3%
	-2%	1%

Higher costs were primarily driven by increased units as a result of higher sales volume and a shift in product mix from some internally produced products to higher-cost outsourced products.  Lower production costs due to our workforce reductions and other cost reduction initiatives substantially offset these costs on a year-to-date basis. However, the pricing declines in revenue outpaced these savings and resulted in declines in the gross margin percentages for the third quarter and year-to-date 2010 compared with 2009.

Operating loss for the third quarter of 2010 was slightly lower compared with 2009.  Year-to-date loss for 2010 was $3.5 million, compared to $1.9 million in 2009.  Increased administrative expenses during the first half of 2010 related to planned investments in infrastructure, offset partially by decreased selling expenses due to workforce reductions, resulted in the reduced operating profits.

Industrial

Industrial segment year-to-date revenue increased $9.5 million or approximately 20% compared with 2009.  The following table details the estimated changes in revenue due to units and price for both the third quarter and year-to-date 2010. Changes in product mix did not materially contribute to the change in revenue.

	% of Revenue Change
	Quarter	Year-to-Date
Units	8%	19%
Price	4%	1%
	12%	20%

The acquisition of new customers and expanded product sales to existing customers contributed significantly to the increase in units during 2010, accounting for over 90% of the increase for the third quarter and approximately 70% for the year-to-date.  Improved economic conditions also resulted in increased order levels for many of our customers, which further increased units during 2010 as compared with 2009.  Demand typically slows during the third quarter for many of our manufacturing and housing-related customers.  As a result, the rate of unit increases in the third quarter was lower.  Our customers continue to project a partial recovery of the declines sustained in 2009, which should continue to result in increased unit sales for this segment in 2010.

During the second quarter of 2010, we acquired selected assets of Fusion Graphics, Inc. which is expected to enable us to expand our in-mold product line and result in increased revenues long-term.  Building on the Fusion Graphics purchase, we launched a new in-mold labeling product, Grafilm-Roto, in October.  This product is expected to meet manufacturer’s labeling needs for large plastic products such as storage tanks, kayaks and children’s playground equipment.  Year-to-date revenue from in-mold label products in 2010 was approximately 2% of Industrial revenues, compared to 1% in 2009.  We expect revenue from this product line to continue trending higher into 2011.

Pricing increased during the third quarter primarily due to the pass-through of material price increases.  We expect this trend to continue through the remainder of the year.

Year-to-date costs of sales increased $6.0 million or 18% compared with 2009.  The following table details the estimated changes in our cost of sales related to price, units, and mix.

	% Cost of Sales Change
	Quarter	Year-to-Date
Units	7%	17%
Price	-1%	1%
	6%	18%

As typical for this segment, margins from new customers are lower during implementation and can take many quarters to reach expected levels.  Due to the increased number of new accounts during 2010, cost economies gained from higher unit sales were partially offset by the higher cost of implementing new accounts.  Additionally, we incurred higher costs related to expanding our in-mold product line and higher material costs resulting from price increases during 2010.  However, we successfully offset these increased costs with reduced production costs resulting from our restructuring and cost reduction initiatives, particularly during the third quarter.  Due to these cost improvements, the gross margin percentages increased during the third quarter and year-to-date 2010 as compared with 2009.

Improvements in gross margin drove increases in operating income during the third quarter and year-to-date 2010 compared with 2009.  However, higher administrative costs and increases in selling expenses during 2010 offset some of these gains. Administrative costs increased as part of planned investments in infrastructure and increased costs related to the acquisition of Fusion Graphics.  Selling expenses increased due to planned investments in business development activities associated with implementing our go-to-market strategy and higher commissions due to increased revenues as compared with the year-to-date 2009.

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

The major elements of the Statements of Cash Flows are summarized below:

	39 Weeks Ended
	October 3,	September 27,
CASH INFLOW (OUTFLOW)	2010	2009
Net income (loss) plus non-cash items	$ 31.9	$ 40.1
Working capital	4.1	7.8
Restructuring payments	(4.4)	(5.5)
Contributions to qualified pension plan	(17.7)	(20.6)
Other (1)	(3.0)	(9.0)
Net cash provided by operating activities	10.9	12.8
Capital expenditures	(6.4)	(6.1)
Proceeds from sale of assets	0.2	0.6
Acquisition	(2.5)	-
Net cash used in investing activities	(8.7)	(5.5)
Net change in borrowings under credit facility	1.3	2.1
Principal payments on long-term debt	(1.1)	(0.2)
Dividends paid	(4.4)	(9.6)
Other	0.1	0.2
Net cash used in financing activities	(4.1)	(7.5)
Effect of exchange rate changes	-	0.1
Net change in cash	$ (1.9)	$ (0.1)
Memo:
Add back credit facility borrowed	(1.3)	(2.1)
Cash flow on a net debt basis	$ (3.2)	$ (2.2)

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities

Operating Activities

Year-to-date cash provided by operations decreased compared to 2009 primarily due to a decline in net income adjusted for non-cash items.  This decrease was partially offset by lower restructuring payments, lower contributions to our qualified defined benefit pension plan, and cash received from the deferred compensation trust of approximately $2.3 million. Restructuring payments were higher in 2009 due to plans initiated under the MyC3 initiative during the third quarter of 2009.

Year-to-date contributions to our qualified defined benefit pension plan were $17.7 million compared to $20.6 million in 2009. Based upon current estimates, we expect to contribute approximately $25 million for 2010, which is more than our minimum required funding.

Investing Activities

Year-to-date capital expenditures totaled $6.4 million in 2010 and are expected to be in the range of $8 to $10 million for the year.  During the first quarter of 2010, we also entered into both operating and capital lease agreements totaling approximately $6.3 million for advanced digital workflow equipment integral to developing our product portfolio going forward.  Payments under these arrangements will be required over 60 months.  We expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

In the second quarter of 2010, we purchased selected assets, primarily patents, of Fusion Graphics, Inc. for approximately $2.5 million.  The purchase represents an important part of transforming our product portfolio specifically related to our in-mold product line of our Industrial segment.

Financing Activities

Year-to-date dividend payments to shareholders were lower in 2010 as compared with 2009, as our Board of Directors elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning in the second quarter of 2009.  The amount of dividend payments in subsequent quarters will be determined on a quarter by quarter basis.

As discussed previously, we believe it is likely that the assumed discount rate used to measure our pension obligations at year end will be lower than the rate used at the end of 2009.  Based upon our estimates of plan asset values and interest rates at year end, we believe actuarial losses of approximately $25 to $35 million may be incurred.  On an after-tax basis, an actuarial loss of this amount would decrease shareholders’ equity by approximately $15 to $21 million.  Under Ohio law, a company cannot declare a dividend in excess of its “Surplus”— the difference between total shareholders’ equity and the par value of outstanding shares.  Additionally, under Ohio law, dividend payments in excess of “Earned Surplus,” defined as the sum of retained earnings and accumulated other comprehensive income or losses, are considered a return of capital. Further reductions in the level of shareholders’ equity could limit our ability to declare dividends in the future or could result in future dividends being classified as a return of capital.

Capital Structure

	October 3,	January 3,
	2010	2010	Change
Credit Facility	$ 37.0	$ 35.7	$ 1.3
Less Cash and Cash Equivalents	(0.5)	(2.4)	1.9
Net Debt	36.5	33.3	3.2
Capitalized Lease Obligation	3.9	-	3.9
Loan Payable	1.1	0.2	0.9
Total Debt	41.5	33.5	8.0
Equity	47.9	42.2	5.7
Total Capital	$ 89.4	$ 75.7	$ 13.7
Total Debt:Total Capital	46%	44%
Total Debt:Total Capital on a GAAP basis	47%	46%

Net debt increased in 2010 due to decreases in cash reserves and an increase in borrowings on our Credit Facility.

On March 31, 2010, we entered into a $100 million four-year senior secured revolving credit facility (Credit Facility) with five banks.  The Credit Facility replaced our existing $100 million revolving credit facility that would have matured in May 2010. As a result, the Credit Facility was classified as a long-term liability in the accompanying consolidated balance sheet.

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

At quarter end, we had $55.7 million available under the Credit Facility.  We believe that the combination of our internally-generated funds, available cash reserves, and our new credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

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

ITEM 4 - CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of October 3, 2010.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of fiscal 2010, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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

Date: November 10, 2010

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)