Form 10-K
period 2011-01-02
STANDARD REGISTER CO
filed 2011-03-04
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Smaller reporting company [X]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of all stock held by non-affiliates of the Registrant at July 4, 2010 was approximately $37,657,000 based on a closing sales price of $2.90 per share on July 4, 2010.

At January 31, 2011, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	24,233,638 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 28, 2011.

THE STANDARD REGISTER COMPANY

FORM 10-K

TABLE OF CONTENTS

Item                  Description

  Page

Item  1.             Business

1

Item  2.             Properties

   11

Item  3.             Legal Proceedings

11

Item  5.             Market for the Registrant’s Common Stock, Related Shareholder Matters and
                                Issuer Purchase of Equity Securities

11

Item  6.             Selected Financial Data

12

Item  7.             Management’s Discussion and Analysis of Financial Condition
                               and Results of Operations

13

Item  8.             Financial Statements and Supplementary Data

37

Item  9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

68

Item 9A.           Controls and Procedures

68

Item 9B.           Other Information

68

Item 10.            Directors, Executive Officers, and Corporate Governance

69

Item 11.            Executive Compensation

69

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

Standard Register is a recognized leader in the healthcare, industrial, financial services, and commercial business markets. We use nearly a century of industry expertise, Lean Six Sigma methodologies, and leading technologies to help companies manage the critical documents and processes they need to effectively run their operations, improve the way they communicate with and serve their customers, employees, and stakeholders, and ultimately thrive in today’s competitive climate.  Leveraging our technology development, sourcing expertise, and manufacturing, we create innovative solutions for our clients – incorporating everything from consulting and technology to printing and distribution services.  We believe our success depends on our ability to build strategic relationships with our clients through an intense focus on their business needs and continued development of a solutions-driven portfolio of products and services.

OUR SEGMENTS

We operate the following three business units, which are organized based upon their customer base and the primary markets they serve:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial which is comprised of two operating segments: Financial Services and Commercial Markets (formerly Emerging).  Each of our operating segments represents a reportable segment.

You can read additional information related to revenues and operating profit for each reportable segment for years 2008 through 2010 in Note 17 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Healthcare

Our Healthcare segment accounted for 37.6%, 38.3%, and 36.0% of our consolidated revenues in 2010, 2009, and 2008.  This segment serves the needs of the healthcare market, which is comprised of the following:

Acute Care Providers	Primarily hospitals and integrated delivery networks (IDNs)—defined as groups of healthcare providers
Ambulatory Care Providers	Other organizations providing healthcare such as physicians, long-term care, and outpatient surgery centers
Payors and Managed Care	Organizations that provide some portion of payment for healthcare services such as Humana, Medicare, and HMO’s—sometimes referred to as the insurance sector
Facilitators of Ancillary Services	Providers of ancillary healthcare services that are prescribed by providers or other non-clinical services that directly interact with patients such as pharmacies, laboratories, and clinical staffing

Our primary focus is on acute care providers where we serve 64% of U.S. hospitals.  However, we also serve ambulatory care providers, payors and managed care, and facilitators of ancillary services.

We estimate the size of the market opportunity for the Healthcare segment is approximately $2.4 billion, comprised of information management solutions, patient identification and safety products and solutions, and patient communication solutions.  Information management solutions include paper forms and other documents, prescriptions, and electronic forms solutions. Given the range of products and services within the Healthcare segment, we determine total market opportunity and our market share for individual products and services and then aggregate them to determine our overall market share.

Non-federal, Acute Care facilities with 100-plus beds represent a significant opportunity for the Healthcare segment. To determine the market opportunity for information management solutions and patient communication solutions, we analyzed customer spending and industry data.  We estimate the market opportunity for paper forms and documents is $1.2 billion, and we estimate our share is approximately 15%.  For patient communications, we estimate the market opportunity is $0.7 billion and our market share is approximately 8%.  Based on Healthcare Information Management Systems Society (HIMSS) Analytics data, we estimate the total market opportunity for electronic forms solutions is $0.4 billion and estimate that our market share is approximately 2%.  In addition, HIMSS estimates that over 40% of the market has no electronic forms solutions in use yet.

We estimated the total market for wristbands to be $0.1 billion based upon the average number of hospital admissions and our own internal analysis of the average number of wristbands per admission.  Our share of this market is approximately 12%.  Overall, for all solutions, we estimate our market share is approximately 10%.

Products and Services – We are committed to making a measurable difference in our customers’ business and clinical outcomes.  Customers within the healthcare market seek products and services that improve patient care, reduce costs, create efficient processes, and manage regulatory and industry requirements and risks.  A description of our solutions supporting these needs follows:

Administrative and Clinical Forms

Administrative and clinical forms are the core of our traditional document management offering, from which we derive approximately half of the Healthcare segment’s revenues.  They include an array of forms and documents for managing patient admissions, tests, treatments and discharge, as well as design and distribution services to help hospitals standardize documents, streamline workflow, reduce costs, improve regulatory compliance, and prepare for migration to electronic medical records.

Wristbands & Labels

Wristbands and labels are essential to patient identification and safety.  Our technology gives hospitals the ability to generate labels, wristbands and documentation with barcodes, patient photos and data which help assure the right tests, treatments, and medications are matched with the right patient.

Marketing Solutions

We offer print and distribution services for marketing materials.  These marketing materials primarily consist of brochures, newsletters, direct mail, and other collateral hospitals use to promote their services.  We bring together components of print, composition, and digital asset and content management technologies to streamline the process of producing and managing marketing communications.  Built on our SMARTworks® technology platform, our web-based solutions offer companies decentralized content management with centralized brand control and the ability to create one-to-one personalized communications.

Secure Prescriptions

Secure Prescriptions are produced in secure pads, laser sheets and rolls of thermal paper to enable healthcare providers to produce prescriptions on their printers.  We are a recognized leader in document security and an authority on prescription fraud.  We utilize our proprietary inks, substrates, and patented design features to create prescriptions that deter fraud.

Patient Communications

Patient Communications consist of patient billing statements, explanation of benefits, healthcare plan enrollment kits, and related notifications.  We also print patient educational materials about medical conditions, tests and treatments, as well as staff training materials and references.

Patient Information Solutions

Patient Information Solutions include software applications, such as SMARTworks Clinical Enterprise, and professional services to help hospitals migrate from their paper clinical documents to electronic medical records.  Our platform integrates with the major health information systems currently in use by hospitals.

Market Trends – With an increasing number of patients due to population growth and aging, the focus on patient safety, particularly patient identification, bar coding, and bedside point of care, is intensifying.  The Joint Commission has issued its 2011 patient safety goals which include: improving patient identification, enhancing the effectiveness of communications among caregivers, and accurately and completely reconciling medications across the continuum of care.  We anticipate this focus will create increased demand for patient identification products and services, patient information solutions, as well as patient communication and marketing solutions.

The healthcare market continues to move to electronic medical records (EMR), using fewer traditional paper documents for managing patient information and administrative functions.  With enactment of the American Recovery and Reinvestment Act (ARRA), we estimate the use of paper documents will continue to decline at an annual rate of approximately 15 percent. The ARRA provides financial incentives through the Medicare program to encourage physicians and hospitals to adopt and use certified electronic medical records in a meaningful way.  Incentives for early adopters began in 2010 and extend to 2014, with a 1% penalty incurred by non-adopters beginning in 2015.  The federal government has begun defining “meaningful use” milestones for 2011, 2013, and 2015 and identifying investments that are eligible to receive incentive payments during each of those years.  As understanding of these complex rules builds, we anticipate hospitals will move forward with their EMR investment plans.  We anticipate paper documents will remain into the foreseeable future, even at the highest stages of EMR adoption.  Therefore, this trend may create additional opportunities for our print-on-demand services, software solutions, and value-added services that help hospitals organize, manage and migrate to an electronic state.

Declining reimbursements, an increasing population of uninsured patients, and tough economic conditions are placing financial pressures on hospitals and creating increased demand for solutions that reduce cost.  At the same time, hospitals are in an increasingly competitive environment and are seeking to attract and retain both staff and patients, creating more opportunities for marketing solutions.

Competition – Our Healthcare segment has a dedicated marketing organization that provides marketing strategy, product development and support, as well as a long history of healthcare experience in process improvement.  In addition, we are the only document management company that has contractual agreements with all six of the major Group Purchasing Organizations (GPOs).  In 2010, MedAssets acquired The Broadlane Group, reducing the field of major GPOs to five.  GPOs are large influential service companies that help healthcare providers realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors and other vendors.  Our contractual agreements with the GPOs provide us a competitive advantage with the majority of hospitals and IDNs.

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

We are a leading provider of secure prescriptions to hospitals, though business is highly fragmented with many small, specialized regional printers competing for business.  Our security expertise and reputation are strategic differentiators that hospitals value as prescription abuse and government oversight increases.  However, the market continues to decline as e-prescribing increases.

Principal competitors for wristbands and labels include Precision Dynamics Corporation and LaserBand.  Wristbands and labels are primarily dominated by suppliers with limited offerings and no supporting technology, though technology will become increasingly important as hospitals move to electronic medical records.

Principal competitors for technology solutions are FormFast, Bottomline Technologies, and Access.  Service is an important component in competing in this sector.  We believe our extensive experience in healthcare and workflow solutions and the assistance we provide in organizing, managing, and migrating clinical and business forms differentiate us from our competitors.

Financial Services

Our Financial Services segment accounted for 26.3%, 27.8%, and 28.4% of our consolidated revenues in 2010, 2009, and 2008.  This segment serves the needs of the financial services market, which consists primarily of retail banks, insurance carriers, credit agencies, security dealers, insurance agents or brokers, and holding companies.  We focus on major retail banks and large insurance carriers, targeting the top 450 large and mid-market retail banks and the 300 largest insurance carriers.  Currently, three customers account for approximately 54% of this segment’s revenue.

The 750 banking and insurance companies that we target have an estimated $2.4 billion in printing and related services spend.  We determined the total market by calculating the average print spend of our major customers per asset dollar, transaction, and domestic office and applied this average to public information available for other peer companies within the 750 companies we target.  We estimate our market share is less than 5%.

Products and Services – The financial services market relies on many document-intensive processes to effectively run their operations, improve the way they communicate with their customers and employees, and manage risks.  Service providers within this market are intensely focused on customer retention, cost management, revenue growth, managing security and regulatory compliance, and creating operational efficiencies.  We offer the following solutions to support these needs:

Specialized Print Solutions

We are an industry leader in document security, utilizing specialized inks, secure papers, unique constructions, and other proprietary security features to defeat attempts to create fraudulent copies or alterations.  Specialized print solutions account for more than half of Financial Services revenue and include the following: traditional business forms such as checks, application forms, deposit slips, and teller receipts.  Also included are official items for banks such as cashier’s checks, money orders, and certified checks.

We enable our customers to reduce inventory and distribution costs associated with pre-printed documents and eliminate obsolete content through our national network of production locations and certified suppliers.

Marketing Solutions

We produce and manage the logistics and delivery of branded materials, including business cards and stationery, envelopes, brochures, signage, flyers, and post cards.  In addition, we purchase commercial print as a service to our customers, utilizing expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third-party commercial printers.

Built on our SMARTworks technology platform, our web-based solutions offer companies decentralized content management with centralized brand control and the ability to create one-to-one personalized communications.  We ensure that marketing materials are current and consistent across all media and enable shortened cycle times for delivery.

Customer Communication Solutions

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

Digital Print Solutions

Digital print solutions include on-demand printing with digital color and wide-format capabilities and distribution services.  We provide the flexibility for organizations to print and distribute via our national network of digital print centers, ensuring that materials ordered can be produced close to the end delivery point.  Our SMARTworks technology platform provides a central point of access from which an entire organization can quickly order printed materials.  These solutions enable customers to reduce inventory and distribution costs associated with preprinted documents, eliminate obsolete content, and create highly personalized printed materials.

Market Trends – Economic uncertainty and the recent crisis in the financial markets are sharpening retail banks’ focus on preserving capital and competing for deposits.  Banks and insurance providers are also experiencing increased competitive pressures from ongoing consolidations and nontraditional competitors such as internet-only providers.  In addition, the industry continues to be impacted by advances in digital technologies and the trend in customer preferences to conduct business transactions at ATMs or on the internet.  As financial service providers assess their portfolios, they are focusing on customer retention and making significant moves to reposition their offerings in the market.  The combination of these trends continues to create price pressures and reduced demand for traditional printed documents.  However, as these providers continue to seek more relative customer-specific marketing materials, demand for commercial and digital print is expected to increase.

As a result of economic uncertainties, financial service providers are also focused on cost management and operational efficiencies in their branch and call center operations and back office processing centers.  This trend may create additional opportunities for workflow and technology solutions and the efficiencies and cost-saving benefits they provide. Additionally, banks may explore potential benefits of outsourcing non-core operations, such as printed communications. This trend may create additional opportunities for marketing solutions.

In response to expanding regulatory requirements adopted to address corporate scandals, fraud, accounting irregularities, and privacy rights, financial services providers are placing renewed emphasis on the need to maintain the confidentiality of customer data, thereby increasing demand for suppliers with secure controls and safeguards in place to host or process personal data when outsourcing a critical business process.  We are positioned to provide a full range of innovative products to respond to these needs by utilizing our history of expertise in specialized inks, secure paper, proprietary document security features, secure printing software, bar codes, and data encryption.

Competition – We have a market-focused approach to solutions development, expertise in security products, and a long history of working with financial service providers.  Combined with our national footprint of sales and production capabilities, we believe these factors create competitive advantages for us.

Our major competitors include national companies such as R.R. Donnelley and Sons, WorkflowOne, and Williams Lea.  As a result of consolidations within the market and an oversupply of traditional printed documents, pricing is very competitive which provides advantages to larger providers.  However, since many of our competitors do not offer complete document solutions, we compete effectively on price by offering end-to-end solutions which create efficiencies in document processes and eliminate costs associated with maintaining multiple vendor relationships.  In addition, while many of our competitors offer similar products, most do not have a strategic focus on the financial services market.  Emerging competitors include marketing technology providers that provide solutions similar in nature to our SMARTworks platform and specialized marketing solutions providers.  We believe our strategic focus on the financial services market will enable us to be leaders in the development of innovative solutions specific to this market.

Commercial Markets

Our Commercial Markets segment accounted for 24.8%, 24.5%, and 25.5% of our consolidated revenues in 2010, 2009, and 2008. This segment serves the business-to-business or commercial market, which primarily includes retailers, business service providers, wholesalers, transportation services, technology and communication providers, non-industrial manufacturers, and government.  Currently, our primary customers are large diverse retailers, state governments, overnight delivery carriers, business service providers, and wholesale companies.

Products and Services – Customers within the commercial market generally operate high transaction businesses, have a national footprint of service locations, and require specialized printing needs in core processes to run their operations and communicate with customers, employees, and stakeholders.  We support this market by providing the following solutions designed to increase organizational efficiencies, decrease costs, mitigate fraud risks, and increase revenue growth potential.

Specialized Print Solutions

Specialized print solutions combine print and distribution services for the following: traditional business forms, secure documents, labels, and pressure sensitive decals.

Marketing Solutions

We produce and manage the logistics and delivery of branded materials, including business cards and stationery, envelopes, brochures, signage, flyers, and post cards.  In addition, we purchase commercial print as a service to our customers, utilizing expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third-party commercial printers.

Built on our SMARTworks technology platform, our web-based solutions offer companies decentralized content management with centralized brand control and the ability to create one-to-one personalized communications.  We ensure that marketing materials are current and consistent across all media and enable shortened cycle times for delivery.

Customer Communication Solutions

We provide sophisticated digital print and mail services to enable our customers to communicate more effectively with their constituents.  We utilize digital technology to enable customers to vary the data printed on each page or create fully personalized kits of information.  We produce transaction documents, customer notices and other variable communications.  We offer flexibility in document output options, from print and mail, to e-mail, fax, or online presentment. In addition to traditional printed documents, we also offer a double-sided postcard.

Digital Print Solutions

Digital print solutions include on-demand printing with digital color and wide-format capabilities and distribution services. These solutions enable customers to reduce inventory and distribution costs associated with preprinted documents, eliminate obsolete content, and create highly personalized printed materials.

Market Trends – The introduction of alternative technologies has reduced industry demand for traditional custom printed documents, while a very competitive and oversupplied market has led to price competition. The combination of improved digital printing devices and more sophisticated workflow software is transforming an industry once dominated by long-run offset production to one characterized by shorter, digitally-printed runs.  As a result, investments in digital color management and production technologies will be vital to maintaining a competitive product portfolio within the industry.

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

Economic uncertainty, driven by the recent financial crisis, has also created global volatility and consumer anxiety in the retail markets.  As a result, consumers are narrowing their purchases to necessities, affecting retailer demand as well as wholesale demand.  Discretionary spending remains under pressure, so retailers are responding with enhanced value propositions.  Additionally, in-store marketing is on the rise, which we expect to result in declines in the amount of traditional advertising.  Retailers are also investing in their websites to set them apart from their competition.   These trends may create additional opportunities in marketing and communication solutions.

We are seeing a transformation currently underway throughout government with a trend toward more outsourcing and updating of technology.  According to the Department of Labor statistics, the U.S. government is the largest consumer of print, with nearly 57% spent on documents and services that we have the capability to produce or source.  We expect heavy reliance on our core printed documents to remain intact.  Issues surrounding national security, immigration reform, and identity protection all create opportunity for us to leverage our intellectual property in the document security space.

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

Industrial

Our Industrial segment accounted for 11.3%, 9.4%, and 10.1% of our consolidated revenues in 2010, 2009, and 2008.  This segment provides printed production parts, specialized print, and in-mold labels to the industrial manufacturing market and operates under the trademark Industramark®.  Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.

There are over 280,000 manufacturing companies in the U.S. producing millions of different products.  All of these companies can be divided into 20 major categories of products, also known as the Standard Industry Classification (SIC) codes.  Industries offering the best fit for our Industrial segment include those with SIC codes of 23-26 and 28-39.  These industries range from apparel, wood, and furniture products to rubber, plastic, and metal products and industrial machinery and equipment.  We focus on companies that produce hard goods with multiple manufacturing facilities, particularly companies that have a centralized sourcing model and value technical expertise and high levels of service.

We are the market leader in printed production parts for key industry segments such as HVAC, electrical, and appliance and consumer durables, and the supplier of choice for multi-site manufacturers.  The size of the market opportunity in North America is estimated to be $5.6 billion based upon U. S. Census data for total shipments of manufactured durable goods, and we believe our current market share is approximately 1.4%.  We determine market share by comparing our revenues against the U. S. Census Bureau’s durable goods shipment dollars multiplied by a factor of 0.0024.  The 0.0024 factor represents the estimated value of our products and services as a percentage of overall durable goods shipments, based on an analysis of our key customers’ total print spend.  Estimates of total customer print spend are difficult to determine; therefore, our actual market share could be different.

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

Labels

Functional labels – Functional labels are placed on the product to instruct or warn the purchaser, operator, or installer of the product.  They may include decorative elements, such as company logos, but their primary purpose is to provide information.  Examples of functional labels include American National Standards Institute-compliant warning labels, UL listing labels, operating instruction labels, nameplates and serial number labels.

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

Marketing Solutions

Marketing solutions include printed brochures and product literature provided to dealers and potential end users of industrial products.

Specialized Print Solutions

Specialized print consists primarily of technical literature.  Technical literature is usually shipped with a product and is used to instruct the purchaser, installer, or operator in the proper use and care of the product.

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

In the short term, the manufacturing sector of the U.S. economy is steadily recovering from the recent recession and is expected to continue its upward momentum.  According to the Institute for Supply Management, which publishes the Purchasing Managers Index (PMI), production has increased 11% from June 2009, and they predict a 4% increase in growth in 2011.  Strong U.S. manufacturing performance coupled with growth in Asian manufacturing has put upward pressure on commodity prices that are being reflected in rising U.S. producer prices.

Technologies such as bar code, radio frequency identification, internet-based commerce, digital presses, and environmentally-friendly adhesives and inks continue to advance.  Customers will seek products utilizing these technologies as costs related to their application decline to acceptable levels, requiring providers to continue to make selective investments to remain competitive.  In-mold labeling is underpenetrated in durable goods in the U.S.  Acceptance is growing, and the use of robotics dedicated to in-mold labeling is accelerating this market growth.

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

•

National sales team that enables internal compliance and control for large, multi-site customers

•

Focus on process improvements and cost out programs for customers

•

Production and distribution facilities in both the U.S. and Mexico, providing the same level of support to all our customers’ operations, no matter where they are located.

Additionally, we offer the industry’s only comprehensive national program for design, sourcing and inventory management of printed production parts.  Our customer service team is made up of specialists who fully understand the needs of industrial manufacturers.  They understand the form, fit and function of printed production parts, as well as the importance of these parts to the manufacturer’s products.  Our professional design team has the ability to work across multiple platforms, including computer-aided design (CAD)-based systems.  We offer full graphic capabilities and electronic cataloging for reorders, ensuring uniformity of all parts.  Our professionals are fully conversant with current compliance requirements.  With competency in more than 30 languages, we also support the global needs of industrial manufacturers, communicating vital information, such as that found on hazard warning labels, product identification labels, wiring diagrams, and other labels.

The market is dominated by local and regional competitors, with no other competitor owning more than 5 percent of the market.  Our principal competitors include R. R. Donnelley and Sons and Avery Dennison.  In addition, we compete against local and regional manufacturers and distributors.  We compete by offering extensive expertise in industrial label applications, a national footprint, and a complete printed production parts solution.  However, the market is extremely competitive, and suppliers offering favorable pricing effectively compete with our offerings.

WAREHOUSING AND DISTRIBUTION

Many of our custom-printed documents are warehoused for subsequent delivery to our customers in the quantity, time, and place of their choosing.  We provide a network of distribution centers across the country which allows us to service customers with multiple locations.  Inventory control, reporting, and reorder are provided in a module of our proprietary SMARTworks document management system that resides on the customer’s desktop.  Revenue derived from these services is attributed to all of our segments based upon the customer and market being served.

SALES CHANNELS

Each of our primary markets has devoted sales channels specific to the market.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

•

Geographically-based direct sales forces that focus on the retention, expansion and acquisition of middle market to larger accounts

•

Inside-sales and telesales channels that focus on the retention and expansion of supplies and specialized product offerings to smaller accounts or remote geographies where our direct sales force cannot be cost effective

•

Business development groups that focus on the acquisition of new business

•

A specialized technology sales group that focus on the acquisition of new technology business and supports direct sales teams in selling software and systems integration

•

E-commerce websites for selling commonly used items and supporting smaller customers where our direct sales forces cannot be cost effective

•

A group of associates responsible for developing and maintaining relationships to distribute legacy and core products through external channels.

OUR RAW MATERIALS

We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the U.S. and Canada. Carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors.  We continuously ensure that we have adequate supplies to meet present and future sales objectives.  We generally order from suppliers with whom we have long-standing relationships.

OUR RESEARCH AND DEVELOPMENT

During 2010, we spent $4.9 million on research and development compared with $5.2 million and $4.9 million in 2009 and 2008. Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production, as well as the integration of new technologies available in the marketplace.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  As of January 3, 2010, the Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  These developments resulted in a decrease of approximately $1.3 million in the estimate of our costs related to the remediation of the site.  At this time, an agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted liability of $1.1 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $0.3 million, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, we believe it is probable that we will be able to recover a portion of these costs through bankruptcy settlements.  As a result of these developments, our estimate of costs increased approximately $0.5 million.  We have an undiscounted long-term liability of $2.4 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

OUR EMPLOYEES

At January 2, 2011, we had approximately 2,600 employees.

OUR WEBSITE

Our internet website is www.standardregister.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the SEC.  You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, e-mail: investor@standardregister.com, phone:  937-221-1504.  In addition, these reports and other information can be obtained, free of charge, at www.sec.gov.  You may also read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-732-0330.  We are not including the information contained in our website as part of, or incorporating it by reference to, this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events.  Among other things, all statements regarding expectations related to our

•

transformation of our portfolio of solutions

•

future pension funding requirements and amortization of actuarial gains and losses

•

expanding market share in core markets and globally

•

investing in our employees

•

2011 priorities

•

future financial condition, revenue trends, and cash flows

•

projected costs or cost savings

•

dividends

•

capital expenditures

•

business strategy

•

competitive positions and market shares

are forward-looking statements that involve certain risks and uncertainties.  Because forward-looking statements deal with future events, actual results for fiscal year 2011 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to

•

the success of our plans to deal with the treats and opportunities brought by digital technology

•

the pace at which digital technologies erode the demand for certain traditional printed documents

•

our ability to attract and retain key personnel

•

variation in demand and acceptance of the Company's products and services

•

frequency, magnitude, and timing of paper and other raw material price changes

•

timing of the completion and integration of acquisitions

•

results of cost-containment strategies

These forward-looking statements are based on current expectations and estimates. We cannot assure you that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Item 1A – Not applicable

Item 1B – Not applicable

Item 2 – PROPERTIES

Our corporate office is an owned facility located in Dayton, Ohio.  In addition, as of January 2, 2011, we lease or own 28 production facilities and operate 11 warehouses, the majority of which are combined with our production facilities.  All facilities are located in the U.S., with the exception of one production facility located in Mexico. More than half of our products are produced in our production facilities; other products are primarily sourced from one of the Company’s preferred suppliers.  Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.

Item 3 – LEGAL PROCEEDINGS

We have no material claims or litigation pending against us.

Item 4 – Not applicable

PART II

Item 5 – MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2010
Quarter	Dividend	High	Low	Last
1st	$ 0.05	$ 6.48	$ 4.77	$ 5.31
2nd	$ 0.05	$ 5.70	$ 2.90	$ 2.90
3rd	$ 0.05	$ 3.80	$ 2.83	$ 2.96
4th	$ 0.05	$ 3.69	$ 2.95	$ 3.41

2009
Quarter	Dividend	High	Low	Last
1st	$ 0.23	$ 8.92	$ 3.72	$ 5.05
2nd	$ 0.05	$ 6.03	$ 3.33	$ 3.49
3rd	$ 0.05	$ 5.45	$ 2.62	$ 5.31
4th	$ 0.05	$ 8.43	$ 4.50	$ 5.10

Approximate Number of Holders of Common Stock - On January 31, 2011, there were 2,183 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees. There are also 16 holders of Class A stock.

Dividends - We expect to continue paying quarterly cash dividends in the future; however, the amounts paid, if any, will be dependent upon earnings and the future financial condition of the Company.  See further discussion under “Liquidity and Capital Resources.”

There were no repurchases of our common stock during the fourth quarter of 2010.  Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
SIX-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2010	2009	2008	2007 (a,b)	2006 (b,c,e)	2005 (b,d,e)
SUMMARY OF OPERATIONS
Revenue	$ 668,377	$ 694,016	$ 791,076	$ 865,432	$ 894,291	$ 890,069
Cost of sales	454,796	473,446	540,274	593,118	602,933	605,245
Gross margin	213,581	220,570	250,802	272,314	291,358	284,824
Operating expenses	205,913	240,884	234,131	281,514	281,574	262,144
Interest expense	2,189	1,197	2,220	3,763	2,285	2,465
Investment and other (expense) income	(333)	390	285	208	228	499
Income tax expense (benefit)	2,503	(8,724)	7,905	(5,176)	4,500	10,378
Income (loss) from continuing
operations	2,643	(12,397)	6,831	(7,579)	3,227	10,336
Loss from discontinued
operations	-	-	-	(752)	(4,922)	(9,487)
Gain (loss) on sale of discontinued
operations	-	-	5	1,026	(10,044)	550
Net income (loss)	$ 2,643	$ (12,397)	$ 6,836	$ (7,305)	$ (11,739)	$ 1,399
DILUTED PER SHARE DATA
Income (loss) from continuing
operations	$ 0.09	$ (0.43)	$ 0.24	$ (0.26)	$ 0.11	$ 0.36
Loss from discontinued
operations	-	-	-	(0.03)	(0.17)	(0.33)
Gain (loss) on sale of discontinued
operations	-	-	-	0.04	(0.35)	0.02
Net income (loss)	$ 0.09	$ (0.43)	$ 0.24	$ (0.25)	$ (0.41)	$ 0.05
Dividends paid	$ 0.20	$ 0.38	$ 0.92	$ 0.92	$ 0.92	$ 0.92
Book value per share	$ 1.55	$ 1.46	$ 1.21	$ 3.88	$ 4.13	$ 6.01
YEAR-END FINANCIAL DATA
Current ratio	2.2 to 1	1.5 to 1	2.0 to 1	2.3 to 1	2.1 to 1	2.1 to 1
Working capital	$ 94,282	$ 55,840	$ 86,415	$ 111,420	$ 116,456	$ 113,855
Plant and equipment	$ 74,149	$ 85,740	$ 102,071	$ 110,975	$ 119,339	$ 129,989
Total assets	$ 369,831	$ 379,721	$ 413,377	$ 420,966	$ 452,079	$ 475,912
Long-term debt (f)	$ 42,926	$ -	$ 33,840	$ 51,988	$ 41,021	$ 34,379
Shareholders' equity	$ 44,848	$ 42,154	$ 34,969	$ 111,379	$ 118,070	$ 173,355
OTHER DATA
Number of shares
outstanding at year-end	28,955,247	28,864,151	28,786,354	28,727,177	28,621,104	28,833,939
Number of employees	2,600	2,900	3,100	3,400	3,760	4,000
Capital expenditures	$ 8,403	$ 8,844	$ 17,330	$ 21,575	$ 22,906	$ 20,224
Note: Balance sheet data for 2005 and 2006 does not reflect Digital Solutions and InSystems as discontinued operations.
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
(f) Reflects all debt as current in 2009.

Item 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Forward-Looking Information” in Item 1 of this Annual Report on Form 10-K and elsewhere in this report.  These risks could cause our actual results to differ materially from any future performance suggested below.  This Management’s Discussion and Analysis includes the following sections:

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

•

Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.  This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2010, 2009, and 2008 refer to the 52-week period ended January 2, 2011, the 53-week period ended January 3, 2010, and the 52-week period ended December 28, 2008.

OVERVIEW

The Company – We partner with our customers to help them manage the critical documents and processes they need to effectively run their operations and improve the way they communicate with and serve their customers, employees, and stakeholders.  We not only produce printed documents, but we also help companies migrate from paper-based to digital processes by providing innovative tools to manage the entire lifecycle of their documents from concept to delivery.  To accomplish this, we utilize our market expertise to provide products and services including:  printed documents and communications, labels, nationwide distribution services, consulting, and technology solutions.

We make a measurable difference for our customers by helping them achieve their desired business outcomes.  We assist them with reducing costs, transitioning to more efficient processes, effectively managing their risks, meeting their regulatory and industry requirements, and driving their business growth.

Our operations include four reportable segments based upon the primary markets we serve:  Healthcare, Financial Services, Commercial Markets, and Industrial.

Our Business Challenges – Advances in on-demand technologies have accelerated the adoption of electronic distribution of documents and digital printing, therefore reducing the market for longer-run traditional business forms, a legacy product offering of the Company.  In addition, the downturn in the economy and turmoil in the credit markets in recent years have created highly competitive conditions in an already over-supplied, price-competitive industry.  We have taken substantial measures to transform our Company to be leaders in our primary markets and believe our market expertise and attention to our customers have enabled us to stabilize our business in 2010.  Going forward, we believe our continued success is dependent upon addressing the following key challenges:

•

Transformation of our portfolio of solutions

•

Future pension funding requirements and amortization of actuarial gains and losses

•

Expanding market share in core markets and globally

•

Investing in our employees.

Transformation of our portfolio of solutions – Traditional business documents and information-driven processes are essential in order to conduct business.  However, many printed documents and related services are being replaced or devalued with advances in digital technologies, causing steady declines in demand for a large portion of our legacy product line.  The same digital advances also introduce new opportunities with significant growth potential for us, such as print-on-demand services and solutions that assist customers in their transition to digital business environments.  These growth opportunities are particularly enhanced within our four market segments due to our extensive history and experience.

At the end of 2008, we began the process of evolving into a market-focused innovator.  In 2009, we transformed from a product-driven company to one focused on the key markets we serve, and we aligned management roles and resources to create an intense focus on customer needs within our four primary markets.  In 2010, we continued our transformation and focused on providing and developing new solutions for growth and durability.  A key example is the optimization of our manufacturing footprint and implementation of new workflow and print technology in our Print On Demand Centers.  We transformed five of our regional print centers into "super centers," equipping each with high-speed, high-quality color printing, and in-line finishing and bindery capabilities.  In addition, the regional centers and our three largest satellite facilities were upgraded with the latest high-speed, monochrome printing equipment as well as wide-format printers. Advances in production were complemented by new digital workflow technology, which was rolled out across our entire digital print network.  The software allows web-based orders to move from customer desktops through the production process with minimal intervention.  It automatically routes orders to the print center most convenient to the customer, which dramatically improves fulfillment times and reduces freight costs for the customer.  These investments create a strategic advantage for us by allowing us to capitalize on growth opportunities in print-on-demand services.

During the year, we also obtained new patents related to our label and wristband solutions that will benefit each of our market segments.  The patents improve existing solutions by addressing safety, regulatory compliance, and efficiency needs of our customers.  In addition, we purchased the assets of Fusion Graphics, Inc.  The assets consist primarily of patented in-mold label products and intellectual property, including the Grafilm In-Mold Labeling System.  The acquisition is expected to allow us to serve a much broader group of customers worldwide and continue to develop new products within our Industrial business unit.  Building on these technologies, we launched our new Grafilm-Roto in-mold labeling product in the fourth quarter of 2010.

We have also developed strategic relationships with outside partners and invested in additional talent to further drive growth and development of innovative solutions that address the needs of our core markets.

As a result of these investments, we expect to grow and develop many innovative solutions, specifically in the areas of patient identification and safety solutions, secure document solutions, marketing solutions, and industrial in-mold labeling. These solutions address important business needs and are positioned for growth.  We believe our extensive expertise within our markets combined with our continued focus on targeted solutions for those markets will differentiate us from our competitors and produce growth opportunities outside of traditional printed documents.

Future pension funding and loss amortization – During 2001, 2002, and most recently in 2008, our qualified pension plan became underfunded due to weak stock market returns and historically low long-term interest rates.  The amortization of these asset losses plus other actuarial losses has resulted in significant pension loss amortization in recent years – $18.7 million in 2010, $14.6 million in 2009, and $20.0 million in 2008.  We expect this trend to continue and that pension loss amortization will continue to materially impact our operating profit in future years.  Based upon current estimates of funding, asset performance, and interest rates over the next three years, we project pension loss amortization to be $23.7 million in 2011, $24.8 million in 2012, and $25.7 million in 2013.  However, due to the high degree of variability and uncertainty regarding the assumptions used to determine these amounts, actual results could differ significantly from those expected.

The Pension Protection Act of 2006 became effective in 2008 and increased the minimum funding requirements for our qualified pension plan.  In response to the weak economic conditions, the Pension Relief Act of 2010 (PRA) was passed in 2010.  The PRA provides funding relief specifically for plan years 2008 – 2011 by allowing plan sponsors to stretch out funding over a longer period of time for two of these years.  Based upon the new requirements and current estimates, our minimum funding is estimated to be $19 million in 2011, with minimum funding requirements in 2012 and 2013 estimated to be $34 million and $38 million.  We anticipate making contributions in excess of the minimum in 2011 in order to lower required minimum contributions in later years.  Therefore, we are estimating that actual cash contributions will be approximately $30 million in 2011 and 2012 and $31 million in 2013.  Our estimates of minimum funding requirements are also dependent upon investment return and interest rate assumptions that have a high degree of variability and uncertainty, as evidenced in the recent economic climate.  Unexpected gains or losses in asset values or changes in factors affecting interest rates could materially impact the actual required contributions.

In response to these challenges, in 2008 we modified our qualified and non-qualified defined benefit pension plans.  As a result, participants in these plans ceased accruing additional pension benefits in July 2008, and the final pension amounts will be based upon pay and service through June 29, 2008.  The effect of these actions eliminated pension service costs for these plans for 2009 and beyond, resulting in annualized net savings of approximately $4 million in retirement costs.  In addition, some variability in the actuarial gains and losses of these plans were eliminated as estimates of service periods and compensation levels are no longer required since plan benefits have been frozen.  In 2011, we anticipate shifting our asset portfolio mix to a slightly more conservative allocation to better manage risks and volatility in future required contributions and asset gains and losses.  We expect to continue this trend in the future, with the ultimate goal being to reach funded status.

Despite these changes, settlement of our pension obligations will still present uncertainty and variability in our financial results in future years, with the ultimate outcome determined by actual asset performance in our qualified plan, interest rates, and the level of our pension contributions.

Expanding market share in core markets and globally – In 2010, we continued our turnaround plans to grow market share, optimize operations and earnings, and develop new solutions for growth and durability.  We achieved positive results, as we acquired new customers and expanded business with existing customers across all of our segments.  We continued to advance our market positions by developing key partnerships and alliances, providing us with new opportunities for growth-targeted products and increased market share in our legacy print products.  Additionally, we continued investing in system and infrastructure enhancements, including a refresh of our web-based SMARTworks platform.  These enhancements provide advanced web-based capabilities for our customers, reduce costs, and create operating efficiencies; all of which allow us opportunities to expand our market share through client service and reinvestment in solutions.

As demand for traditional print products is projected to decline approximately 10% per year, the continued expansion of our market share is a key factor to our success.  We believe our current strategic plans will continue to drive further expansion of our market share in the U.S. going forward.  However, since many of our customers have a global presence, we believe we must also increase our ability to provide international solutions.  We are currently evaluating and developing plans for this expansion.

Investing in our employees – Success in meeting our revenue and margin objectives depends in large part on our ability to attract, motivate, and retain highly-qualified personnel.  Competition for people is intense and there is no assurance that we will be successful in attracting and retaining such personnel.

Our Focus – In 2010, we continued to focus on our customers, creating cost and operational improvements and efficiencies, and cash flow.  As a result of aligning our organization around our key markets, implementing and progressing with our go-to-market strategy, and creating an internal structure for continuous cost and revenue improvement, we have made substantial progress in these areas.  Building on this success, our 2011 priorities continue to center around our customers and our Five Points Framework as follows:

•

Customer loyalty

•

Innovation

•

Organizational excellence

•

Impatient for profit

•

Intense governance for return on investment.

Customer loyalty – We believe the key to our success is our customers.  Our intense focus on our customers’ needs is intended to foster customer loyalty, and we have developed processes and tools to assist in building loyalty, extending our relationships, and measuring and ensuring customer satisfaction.  In 2010, we improved our baseline customer loyalty scores and gained valuable insight to further improving our customer’s experience with us.  We will continue to monitor our progress and sponsor additional market-focused customer symposiums to further enhance our understanding of customer needs and how we can better serve them.  By focusing on customer loyalty, we are ensuring that we have a clear understanding of how our customers view us and can develop specific action plans regarding the advancement of the business.

Innovation – Our future success will be dependent on our ability to deliver innovative products and services that meet anticipated needs and solutions specific to our customers.  As a result, each business unit has been tasked with innovation objectives.  We plan to leverage our patented intellectual property and integrate our core technology and material science capabilities into new research and development opportunities.  We also plan to continue to leverage third-party insight to drive higher levels of performance.

Organizational excellence – Our realignment around vertical markets has enabled us to focus our efforts on providing valuable solutions to markets where we are trusted industry leaders and have extensive understanding of document and information management needs.  In 2010, we continued advancing our market focus, built structure around our marketing organizations for our four segments, continued refining our shared services capabilities, and optimized our customer service centers.  In 2011, organizational excellence continues to be our goal, and we expect to continue refining our processes to ensure that each person and process in the Company is aligned with our strategic goals.

Impatient for profit – Our focus on customer loyalty, innovation, and organizational excellence is intended to drive decision making that enhances profit for the Company in both the short and long term.  As part of this process, we will continue to critically evaluate costs and improve productivity in order to stay cost competitive and most importantly, generate positive cash flow.

Intense governance for return on investment – We expect to continue to scrutinize investments in capital, hiring, and projects to ensure alignment with the above priorities.  Building on the governance process we have put in place for this key area, we will also implement processes that promote periodic reviews of the success of our investments; ensuring returns on investments are realized.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions discussed below for the pension plan, fair value measurements, deferred taxes, inventories, and environmental liabilities generally do not affect segment results.  However, changes in revenue recognition could impact individual segment results.

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

We review the assumptions used to account for our pension obligations and benefit cost each fiscal year end.

Weighted-Average Assumptions

Projected benefit obligation	2010	2009
Discount rate used for pension obligations	5.00%	5.80%

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease the pension obligation recorded by approximately $35 million.

•

A 1% decrease in the discount rate would increase the pension obligation recorded by approximately $43 million.

Net periodic pension benefit cost	2010	2009	2008
Discount rate (1)	5.80%	5.75/7.0%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%

(1) The discount rate was 5.75% through March 1, 2009 and 7.0% April through December 2009 due to settlements that occurred on March 1, 2009.  As a result, pension expense was adjusted to reflect the updated discount rate at that time.

Holding all other assumptions constant:

•

A 1% increase in the discount rate would decrease pension cost by approximately $2.2 million.  A 1% decrease in the discount rate would increase pension cost by approximately $2.4 million.

•

A 1% increase or decrease in the expected long-term rate of return on plan assets would decrease or increase pension benefit cost by $2.9 million.

The long-term rate of return on plan assets we expect to use to determine fiscal 2011 net periodic pension cost is 8.0%, due to changes expected in the asset allocation.  We expect this rate to continue to decline in future years as we continue plans to minimize our risks and variability in asset gains and losses.

We currently have approximately $156.4 million of actuarial losses, net of deferred tax benefit, related to our pension plans that will be amortized to expense in future years.  We expect amortization expense to trend higher in future periods based on current estimates of funding, asset performance, and interest rates.  Due to the high degree of variability and uncertainty in these assumptions, actual results could differ significantly.

Goodwill

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

To determine fair value, we followed an income approach utilizing a discounted future cash flow methodology.  The determination of the fair value of the reporting units required us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions.  In addition, we made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Though we believe our assumptions are reasonable, actual financial results could be different due to unanticipated events and circumstances that may occur.  The following describes the key assumptions used in our fair value calculations:

•

Revenue and cost assumptions: Using historical trending and internal forecasting techniques, we projected revenue for the remainder of 2010 through 2013.  Factory cost and revenue forecasts were from our three-year strategy analysis which was performed based on both historical information and the Company’s current strategic plan.  A terminal value was then applied to the projected cash flow stream based on the three-year cash flow.

We calculated three outcomes: a most likely, a best case, and a worst case based on future cash flow projections.  All outcomes were weighted to arrive at an overall projected cash flow.

•

Discount rate determination: We used the industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.

The results of our test indicated that the fair values of our reporting units were greater than their carrying value; therefore, goodwill was not impaired and no further testing was performed.

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

At January 2, 2011, we had net deferred tax assets of $115.0 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards.  We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans, tax planning strategies, and other expectations about future outcomes.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time.

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  Our review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

Included in deferred tax assets at January 2, 2011 are unused U.S. federal and state net operating loss carryforwards of $80.3 million and $43.1 million ($31.0 million in deferred tax assets), generally expiring from 2023 through 2030.  Based on the weight of available evidence, including the potential sources of taxable income, we have concluded that it is more likely than not that these losses will be utilized.  As such, we have not recorded a valuation allowance for the tax benefit of these losses.

We have established valuation allowances for Canadian capital loss carryforwards of approximately $80.1 million ($14.0 million in deferred tax assets) because we believe it is more likely than not that they will not be utilized.  Should future taxable income be materially different from our estimates, changes in the valuation allowance could occur that would impact our tax expense in the future.

Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

Inventories

Under the dollar value last-in-first-out (LIFO) inventory method, similar items of inventory are aggregated to form inventory "pools."  Increases and decreases in a pool are identified and measured in terms of the total dollar value of inventory in the pool.  The use of indices is an integral part of the dollar value LIFO method.  Using the link-chain technique, a cumulative index is used to convert (deflate) year-end inventories priced at current cost to base-year cost and to convert (inflate) an increment stated at base-year cost back to LIFO cost.  Under both techniques, indices are developed by pricing all inventory items twice.  In other words, inventory quantities on hand at the end of the current year are priced at current year current costs and at prior year current costs.  This ratio of costs is then used to adjust the cumulative index at the end of the preceding year to a new cumulative index.  The total current cost of current year-end inventories is next converted to total base-year cost by means of the new cumulative index.  The net change in inventory is then determined by comparing the total inventory at base-year cost at the beginning and the end of the current year.  LIFO values are determined, by layer, by applying the applicable cumulative index to the increments stated at base-year cost.

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

At January 2, 2011, a 10% increase in our 2010 cumulative index percentage would have increased our LIFO expense approximately $0.4 million or approximately $0.2 million after tax.  Conversely, a 10% decrease in our 2010 cumulative index percentage would have decreased our LIFO expense by approximately ($0.4) million or approximately ($0.2) million after tax.

Environmental Remediation

We are currently involved in the remediation of three environmental sites that are more fully described in Note 18 to our Consolidated Financial Statements.  In accordance with accounting standards for environmental liabilities, we have recorded an estimate of the total costs to remediate these sites.  However, due to the lengthy nature in settling environmental obligations and the fact that final remedies have not been determined for two of the sites, determining total costs requires the use of significant judgment and estimates.  Areas requiring the most significant judgments and estimates include the extent and timing of final remediation actions and the estimation of our share of the final remedy.  Due to the complexity of environmental issues, monitoring costs can extend for many years.  We must also estimate all costs related to the final remedy, which frequently involves complex procedures that can vary significantly from original plans depending on actual conditions encountered on the site.  Until final remediation approaches are approved and final agreements are reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimates; however, we are unable to determine the impact at this time.

Revenue Recognition

We enter into sales arrangements with customers that contain multiple elements or deliverables such as software, professional services, and ongoing maintenance and post-contract customer support.  We account for the licensing of software arrangements in accordance with generally accepted accounting standards for software revenue recognition.  We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.  For example, for multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence (VSOE) of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver.  Changes in assumptions or judgments or changes to the elements in a software arrangement could change the timing or amount of revenue that we report in a particular period.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  This analysis is presented in the following sections:

•

Consolidated Summary:  This section provides an overview of our consolidated results of operations for 2010, 2009, and 2008.

•

Segment Operating Results:  An analysis of revenue, cost of sales, gross margin, and operating income by segment.

Consolidated Summary

The following summarizes our consolidated results for 2010, 2009, and 2008.  In addition, the table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, restructuring charges, and asset impairments.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure enhances the understanding of our results of operations due to the non-operational nature of the excluded items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors establishes incentives and internally evaluates performance.

Consolidated results:	2010	% Change	2009	% Change	2008
Revenue	$ 668.3	-4%	$ 694.0	-12%	$ 791.1
Cost of sales	454.8	-4%	473.4	-12%	540.3
Gross margin	213.5	-3%	220.6	-12%	250.8
Gross margin % of sales	32.0%		31.8%		31.7%

SG&A expense	204.6	0%	205.3	-10%	228.3
Pension curtailments and settlements	0.4		20.4		(0.7)
Restructuring and asset impairment	1.7		12.7		5.8
Environmental remediation	(0.8)		2.5		0.8
Other expense, net	2.5		0.8		1.9
Income (loss) from continuing operations before taxes	5.1		(21.1)		14.7
Income tax expense (benefit)	2.5		(8.7)		7.9
% rate	48.7%		41.3%		53.6%
Income (loss) from continuing operations	$ 2.6		$ (12.4)		$ 6.8

Non-GAAP net income:
Income (loss) from continuing operations	$ 2.6		$ (12.4)		$ 6.8
Adjustments:
Pension loss amortization	18.7		14.6		20.0
Pension settlement losses	0.4		20.4		-
Restructuring and asset impairment (1)	2.3		12.7		5.8
Income tax effect of adjustments (at statutory tax rates)	(8.5)		(18.9)		(10.2)
Non-GAAP net income	$ 15.5		$ 16.4		$ 22.4

(1) Includes impairment recorded in other income

In 2009, the Company’s revenue was under pressure from several aspects.  Volatile economic conditions led to weaker pricing in an already over-supplied and competitive industry as our customers were forced to seek cost savings in their own operations to remain viable.  Adoption of digital technologies also continued to erode revenues from traditional print as expected within the industry, but did so at an accelerated rate as customers transitioned to available digital technologies as a means to further reduce costs.  Additionally, a portion of our revenues are derived from industrial manufacturing customers who were particularly affected by the downturn in the economy.  The declining consumer demand in this market translated to lower unit sales as manufacturing customers reduced their production in response.

During 2010, we executed our plans to grow market share, transform our product portfolio, and optimize earnings.  We achieved positive results as we acquired new customers and expanded business with existing customers across all of our segments.  We continued to advance our market positions by developing key partnerships and alliances, providing us new opportunities for growth-targeted products and increased market share in our traditional print products.  We remained focused on transforming our product portfolios within all of our segments and recently launched new solutions.  Economic conditions also showed improvement across our markets, which corresponded to increased order levels.  However, customers continued to focus on cost containment, resulting in pressure on price.  Additionally, cost reduction initiatives implemented by our customers were the primary driver for declined use of certain legacy print products, as technology was utilized to reduce or eliminate the need for printed products.

We continued cost improvement efforts through our structured internal cost improvement process which positively impacted year-to-date earnings.  We optimized our manufacturing footprint and continued to transform our product portfolio by implementing new workflow and print technology in our centers.  Additionally, we continued investing in system and infrastructure enhancements, including a refresh of our web-based SMARTworks platform.

As a result of these efforts, we stabilized revenue, improved our cost structure, and enhanced our capabilities and operations.  Excluding the extra week of revenue in 2009 of approximately $9.0 million, the revenue decline was only $16.7 million or 2% in 2010, compared to a revenue decline of $106.1 million or 13% in 2009.  The gross margin percentages improved in both years despite the declines in revenue, and we returned to positive net income in 2010.  Adjusted operating income was lower in 2010 as compared with 2009 due to the reinvestments in our infrastructure.

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for 2010 and 2009 (includes 53 weeks).

	Revenue Change		Cost of Sales Change
	2010	2009	2010	2009
Units	-3%	-11%	-2%	-9%
Price	-1%	-1%	-3%	-3%
Mix	-	-	1%	-
	-4%	-12%	-4%	-12%

Revenue

The acquisition of new customers, expansion of new business with existing customers, and an upward trend in order levels due to improved economic conditions drove improvement in our unit sales during 2010.  These positive trends resulted in stabilized unit levels as the year progressed.  However, due to the significant erosion in volume that occurred during 2009, units remained at slightly lower levels.  Excluding the extra week of revenue in 2009, the unit decline in 2010 was only 2%. Revenue increased in growth-targeted products such as marketing solutions, technology solutions, and industrial labels; however, revenue declines in our traditional print products continued to offset these gains.

Declines in pricing in 2010 were driven by intense price competition and customer efforts to minimize costs, particularly in our Commercial Markets segment which operates in highly competitive market conditions.  We expect customers across all of our segments to remain focused on costs as a slow recovery in the economy continues.  While pricing on the supply side was stable in 2009, we began experiencing increased material costs during 2010.  We have successfully passed through these costs, which offset pricing pressures during the year.  Therefore, despite continued competitive pressures, the overall impact of supply-side price volatility was neutral.  Price competition and a slow economy may delay or hinder our ability to fully recover these costs in future periods.

In 2009, lower units accounted for a decline of approximately 11% in consolidated revenues.  The unit decline was lessened by the extra week in our fiscal year that contributed approximately $9 million and by higher revenue from new customer contracts.  Because of our intense customer focus, we extended our services or increased our customer base across all of our segments and substantially maintained our existing customer base during the year.  Pricing increased for the pass-through of our material costs at a lower rate in 2009, as our material prices stabilized during the year.  Combined with increased levels of pricing concessions, overall pricing in 2009 declined 1%.

Cost of Sales and Gross Margin

As shown in the table, the decline in cost of sales in 2010 was driven primarily by units and price.  Units declined due to the overall decrease in sales volume.  We estimate that the reduction in production costs through our restructuring actions, workforce reductions, and cost reduction initiatives taken during 2009 accounted for substantially all of the decline in price. In addition, as we continued to actively reduce our inventories, some of our LIFO inventory layers were liquidated contributing to a favorable LIFO adjustment in cost of sales of approximately $3.8 million.  Cost reductions were partially offset by an unfavorable product mix.  Due to increased opportunities in certain marketing solutions resulting, product mix shifted from some lower-cost internally produced products to other higher-cost products that are primarily outsourced.  The gross margin percentage in 2010 remained consistent with 2009, despite the decline in revenue.  We expect to continue to realize additional production cost savings through our internal cost improvement processes.

In 2009, cost of sales decreased 12%, primarily driven by the decline in units from lower sales volume.  We initiated restructuring actions in 2007 and 2008 to create operating efficiencies and to reduce production costs and continued to realize savings from these actions of approximately 3%, allowing us to maintain a steady gross margin percentage as compared with 2008 despite declines in sales volume.  We also experienced a favorable LIFO adjustment of approximately $5 million, or 1%.  These savings were offset slightly by increases in material prices.

Selling, General and Administrative Expense

	2010	2009	2008
Selling and sales support	$ 100.7	$ 108.7	$ 119.5
Research and development	4.5	4.8	4.6
General and administrative expense	76.5	71.3	74.4
Depreciation	8.8	9.2	9.7
Amortization of pension net actuarial losses	18.7	14.6	20.0
Other pension and postretirement expense	(4.6)	(3.3)	0.1
Total selling, general and administrative expense	$ 204.6	$ 205.3	$ 228.3

Selling and sales support decreased $8.0 million in 2010 and $10.8 million in 2009.  In 2010, our cost reduction initiatives reduced expenses approximately $10.7 million, primarily in compensation-related expenses, communication service costs, and facility costs.  Reductions in communication service costs were enabled in large part by the increased infrastructure investments reported in general and administrative expenses.  Product management costs on key priority solutions, new deal support costs in client satisfaction, and business development costs were higher by approximately $2.7 million as we moved forward with planned investments related to our go-to-market strategy.  The decrease in selling and sales support in 2009 as compared with 2008 was primarily a result of prior restructuring actions, lower incentive compensation due to reduced revenue, and lower travel-related expenses.

Our restructuring plans and cost reduction initiatives have resulted in steady declines in general and administrative expenses.  However, planned investments and increased compensation and related expenses outpaced these savings in 2010.  Investments in system infrastructure projects accounted for an increase of approximately $6 million, of which approximately $2.7 million was focused on advancing our client-facing technology through SMARTworks.  The decrease in general and administrative expenses in 2009 as compared with 2008 was primarily due to lower compensation and related expenses, despite a 53-week fiscal year in 2009, and reductions in healthcare, travel and professional services expenses.

Amortization of pension net actuarial losses increased in 2010 as expected due to significant net actuarial losses recorded in recent years that are required to be amortized in future periods.  Amortization trended lower in 2009 primarily as a result of the settlements that occurred in 2009, which are more fully discussed under “Pension curtailments and settlements.”  Based upon current estimates of funding, asset performance, and interest rates over the next three years, we project pension loss amortization to be $23.7 million in 2011, $24.8 million in 2012, and $25.7 million in 2013.

Primarily as a result of plan modifications, other pension and postretirement costs declined in 2010 and 2009.  Due to the decrease in the expected rate of return assumption used for our qualified plan in 2011, we expect pension costs to increase approximately $2.4 million in 2011.  We expect this rate to continue to decline in future years as we continue plans to minimize our risks and variability in asset gains and losses.

Pension curtailments and settlements

A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.  We recorded non-cash settlement charges of $20.4 million in 2009 as a result of employees retiring and electing lump sum payments of their benefits related to our qualified, non-qualified and supplemental executive retirement plans.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce costs, and maintain a strong financial condition.  We recorded $1.7 million, $11.5 million, and $5.6 million of restructuring and other exit costs in 2010, 2009, and 2008 related to these savings initiatives.  We intend to continue to critically evaluate operations and costs and may initiate additional cost-reducing initiatives or restructurings in the future.

2009 Plans

In 2009, we launched a company-wide review of business practices and growth acceleration opportunities designed around the priorities of client satisfaction, cost reduction, and increased market coverage.  As a result, we implemented a restructuring plan and numerous organizational improvements to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.

During the latter part of 2009 and throughout 2010, we have:

•

Optimized our manufacturing footprint by investing in regional Print On Demand Centers, scaling down local Print On Demand Centers, closing certain production and distribution centers, improving our supply chain, and simplifying processes.

•

Proactively addressed the movement to digital technologies and managed working capital more effectively by moving to more on-demand based production, which has lowered our inventory and warehousing requirements

•

Repositioned and refined our go-to-market organization to capture revenue growth in core markets

•

Invested in system enhancements making it easier to serve customers

•

Employed strategic procurement processes and systems that leverage vendor relationships company-wide.

We expect to continue implementation through 2011; however, the majority of our plans were completed in 2010.  When fully implemented, we expect to achieve cost savings between $30 and $40 million, on an annual run-rate basis compared with the fourth quarter of 2009, and are currently on track to realize all of these savings.  We expect to have involuntary termination costs of $3.4 million for severance and outplacement services; contract termination costs of $2.6 million for leased facilities; and other associated costs of $8.6 million, primarily for fees to the third party that assisted with the development and implementation of our plan and for costs to relocate equipment and inventory.

2008 Plans

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

Lastly, we eliminated approximately 175 positions throughout the Company in response to revenue declines, soft industry demand for some traditional printed products, and weak economic conditions.

All of the actions related to these plans are complete, with the majority of associated costs incurred in 2008.  We do not expect any additional costs related to this restructuring plan, and we have realized substantially all of the projected savings expected.

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

Environmental Remediation

We currently participate in the remediation of two environmental sites for which final remedies have not yet been determined (Pasco Site and Valleycrest Site).  Prior to 2009, our expenses related to these matters had not been significant.  However, in 2009, we recorded noncash charges of $2.5 million for estimated costs for environmental remediation.  Of this amount, $2.0 million related to the Valleycrest Landfill site.  We had participated with other potentially responsible parties of this site from 1995 through 2003.  In 2003, GM stepped into the Company’s position under the Site Participation Agreement and agreed to indemnify the Company against certain future liability in connection with the site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM did not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  Due to this development, we recorded an estimate of our potential liability for remediation costs.  Determining the amount of these costs required significant estimates, as we were in the early stages of developing a remediation plan with other potentially responsible parties, and final potentially responsible parties and their respective shares were unknown.

During 2010, we obtained updated information regarding currently proposed remediation and our expected share of the remediation for these sites.  As a result, we updated the estimates of our total costs to remediate these sites, which resulted in a net noncash credit of $0.8 million.  Of this amount, the Pasco Site accounted for a credit of $1.3 million, and the Valleycrest Site accounted for a charge of $0.5 million.  As we are still in the early stages of developing a remediation plan with other potentially responsible parties for the Valleycrest Site, estimates of total projected costs are difficult to determine. Additionally, since the final potentially responsible parties and their respective shares of the remediation costs have not been determined at this time for either site, uncertainty exists as to what our final share of the total costs may be.   Therefore, we could experience increased costs in future periods as the remediation processes progress, although we are unable to estimate the amounts at this time.

Other Income & Expense

Other income and expense consists primarily of interest expense.  Interest expense increased to $2.2 million in 2010, compared with $1.2 million and $2.2 million in 2009 and 2008.  The increase in 2010 resulted from higher interest rates paid under our new revolving credit facility secured early in 2010.  The decrease in 2009 was primarily the result of lower debt balances and declining interest rates during 2009.

Income Taxes

The effective tax rate used to calculate our tax benefit or expense was 48.7%, 41.3%, and 53.6% for 2010, 2009, and 2008. The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	7.5	4.7	4.7
Change in cash surrender value	(3.3)	2.7	12.0
Meals & entertainment	3.3	(0.9)	1.6
Increase in unrecognized tax benefits	3.7	-	-
Adjustment to prior year tax accruals	5.6	(0.3)	1.8
Foreign statutory rate differential	(5.4)	(0.4)	0.5
Permanent and other items	2.3	0.5	(2.0)
Effective tax rate	48.7%	41.3%	53.6%

An increase in our effective rate for state and local income taxes in 2010 resulted from state tax liabilities derived from a tax base other than net income.

Unrealized gains and losses in the cash surrender value of life insurance policies held in a Rabbi Trust for our deferred compensation plan are not includable in taxable income and therefore impacted our statutory and effective tax rates as shown in the table.

The increase in the effective rate in 2010 for unrecognized tax benefits is primarily due to permanent differences related to the deductibility of executive compensation.

During 2010, our Mexican operations became profitable and fully utilized its NOL carryforward.  We previously recorded a full reserve for these carryforwards; therefore, the usage of the loss carryforward reduced foreign income tax expense and resulted in the increase in foreign statutory rate differential in 2010.

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

Components of Segment Operating Income

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable business unit’s cost of sales.  Our business units incur a portion of selling, general and administrative expense (SG&A) directly.  Each business unit also receives an allocation of SG&A expense as follows:

•

Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

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

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) by segment for 2010, 2009, and 2008.  A discussion of each segment’s results follows.

	2010	% Chg	2009	% Chg	2008
Revenue
Healthcare	$ 251.0	-6%	$ 265.8	-7%	$ 284.8
Financial Services	175.6	-9%	193.2	-14%	224.8
Commercial Markets	165.9	-2%	170.1	-16%	201.5
Industrial	75.8	17%	64.9	-19%	80.0
Consolidated Revenue	$ 668.3	-4%	$ 694.0	-12%	$ 791.1

		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$ 91.9	36.6%	$ 96.5	36.3%	$ 104.3	36.6%
Financial Services	52.2	29.7%	56.2	29.1%	63.2	28.1%
Commercial Markets	43.0	25.9%	45.0	26.5%	58.7	29.1%
Industrial	22.7	29.9%	18.0	27.7%	24.6	30.8%
Total Segments (1)	$ 209.8	31.4%	$ 215.7	31.1%	$ 250.8	31.7%

Operating Income (Loss)
Healthcare	$ 19.6	7.8%	$ 22.6	8.5%	$ 25.6	9.0%
Financial Services	7.4	4.2%	7.9	4.1%	9.0	4.0%
Commercial Markets	(4.0)	-2.4%	(4.0)	-2.4%	3.3	1.6%
Industrial	0.2	0.3%	(1.3)	-2.0%	2.6	3.3%
Total Segments (1)	$ 23.2	3.5%	$ 25.2	3.6%	$ 40.5	5.1%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.  A reconciliation of operating income per segment to consolidated income from operations is provided in Note 17-Segment Reporting of the Notes to Financial Statements.

Healthcare

Our Healthcare segment serves hospitals and other providers of healthcare and related services.  This market is undergoing fundamental change as advancing technologies and the focus on patient safety and cost efficiencies are transforming how patient information is obtained and maintained throughout the patient care process.  These factors, combined with legislative actions in the U.S., are leading to a shift from printed patient documents and records to electronic medical records, steadily reducing demand for most traditional print products while increasing demands for digital document solutions and safety products.  Poor economic conditions, particularly during 2009, have also negatively impacted customers in this market leading to delays in capital projects, increased pricing pressures, and reduced demand.

Since reorganizing around our markets in 2009, we have continued to build on our extensive expertise in healthcare and address the needs of our customers in this changing market by focusing on solutions that ease the transition to electronic medical records, enhance patient care and safety, and reduce overall costs.  We have also taken efforts to increase our market share by extending existing solutions to current customers, securing additional GPO agreements, and creating strategic partnerships.

As a result of our market focus, we acquired new customers through our GPO agreement with Novation and expanded our offerings to existing customers in 2010.  Revenue from some growth-targeted solutions also increased.  Patient information solutions revenue increased approximately 46% and marketing and training solutions increased approximately 19% as compared with 2009.  Despite this expansion however, Healthcare revenue declined $14.8 million or 6% in 2010 compared with 2009.  The lack of an extra week in 2010 as compared with 2009 contributed to $4.4 million or 2% of the decline. Additionally, administrative and clinical forms revenue, which currently accounts for approximately half of our revenue, continued to erode at a faster pace than our expansion rate, accounting for approximately 11% of the revenue decline.  Growth in our wristband solutions that was expected to partially offset these declines in 2010 was not realized due in part to limitations under our existing GPO agreements.

In 2009, Healthcare revenue declined $19.0 million or 7% as compared with 2008, with the extra week of revenue in 2009 lessening the overall revenue decline realized.  The largest declines were in our administrative and clinical forms, which were offset in part by increases in our patient communications, wristbands, and secure prescriptions.  Weak economic conditions were a leading factor in this decline, as our customers focused on cost containment, sought price concessions, and delayed or reduced order levels.  The proliferation of technology also negatively affected revenue and accounted for a significant portion of the overall revenue decline as some customers utilized technology to produce or eliminate the need for some of the products we provide.

The following table details the estimated changes in revenue and cost of sales due to units and price for 2010 and 2009 (includes 53 weeks).  Changes in product mix did not materially contribute to the changes in revenue and cost of sales.

	Revenue Change		Cost of Sales Change
	2010	2009	2010	2009
Units	-5%	-6%	-4%	-5%
Price	-1%	-1%	-2%	-1%
	-6%	-7%	-6%	-6%

2010 compared to 2009

Revenue:  During 2010, units increased as we continued efforts to retain and expand our customer base by pursuing new opportunities provided by the Novation contract secured late in 2009 and by expanding sales in growth-targeted solutions. However, these increases were offset by declines in our administrative and clinical forms due to adoption of digital technologies and lower than expected rates of expansion in label and wristband products.  Additionally, 2% of the unit decline related to the lack of an additional week in 2010 as compared with 2009.

The decrease in pricing in 2010 is primarily the result of an increase in discounts related to new customers acquired as a result of new GPO agreements, as well as other new customers.

Cost of sales:  Cost of sales decreased in 2010 due to units from lower sales volume.  Material prices increased approximately 1%; however, lower production expenses realized from our cost reduction initiatives more than offset these costs.  As a result, the gross margin percentage for 2010 remained consistent with 2009 despite lower revenue.

Operating income:  Operating income was down $3.0 million in 2010 compared with 2009.  The decline resulted from lower sales volume and higher SG&A costs.  Compensation-related selling expenses declined substantially in 2010 from sales optimization initiatives implemented as a result of our structured cost improvement processes.  However, these savings were offset by planned investments in technology sales and product management costs.

2009 compared to 2008

Revenue:  Throughout 2009, we saw our existing customers restrict spending and delay capital projects which negatively impacted units.  Unit declines began improving in the second half of 2009 as a result of increases in our customer base, increased sales within our existing customer base for certain growth-targeted products, and higher customer retention rates. We attributed these positive trends to a more focused sales effort as a result of our vertical market strategy.

Pricing on the supply side stabilized during 2009, leading to less price increases passed on to customers as the year progressed.  At the same time, price pressures from our customers continued to intensify as they focused on cost reductions.  As part of our supplier agreements with GPOs, we provide specified discounts to customers that are members of these organizations.  Accordingly, pricing with various member customers decreased in 2009.  All of these factors resulted in an overall decline in pricing for 2009.

Cost of sales:  Cost of sales declined in 2009 primarily related to the decline in units as a result of lower sales volume.  The net price decrease consisted of a 3% decrease due to lower production costs realized from our cost reduction initiatives offset by an increase of 2% resulting from increases in our material costs.  The gross margin percentage remained relatively consistent in 2009 compared with 2008 due in large part to success in our cost containment initiatives.

Operating income:  Operating income declined $3.0 million in 2009 compared with 2008.  Despite declines in volume, the percentage of operating income to revenue was consistent with 2008 as a result of reductions in SG&A expenses attributable to our cost reduction actions taken in 2008 and 2009.

Outlook

We are currently the only document management company to have agreements with the five largest GPOs.  During 2010, we continued our focus on increasing market share by signing new GPO agreements that will secure our existing revenue base and increase opportunities to extend our market share in traditional product lines.  Additionally, some of the new agreements contain provisions that create new opportunities for expanding our growth-targeted patient identification solutions.  We also entered into strategic partnerships that will allow us to expand our patient identification solutions in the U.S. and the United Kingdom.

We expect demand for administrative forms to continue to decline approximately 10% per year.  However, with continued focus on our customer needs and commitment to developing innovative solutions, we expect increased revenue for the Healthcare segment in 2011, with double-digit increases in patient information solutions.

Financial Services

Our Financial Services segment operates in a market where advancing technologies and changing regulatory requirements continue to transform the products and services desired by our customers.  The unstable economic conditions in 2009 and 2010 have also particularly impacted financial services customers leading to consolidations within the industry, intense customer focus on cost reductions, and highly competitive conditions.  These factors have also led to an increase in the adoption of digital technologies further impacting demand and prices for traditional print products.

During 2010, we utilized our extensive experience to continue to develop our product portfolio and address the changing needs of this market.  We expanded sales to existing customers in marketing solutions and also began to expand our customer base.  However, although the economy in general improved in 2010, financial services institutions continued to struggle as economic conditions within this market still remain weak.

As a result, excluding the extra week of revenue of $2.4 million in 2009, Financial Services revenue declined $15.2 million or 8% in 2010 compared with 2009.  Expansion of solutions to existing customers and acquisition of new customers increased revenue approximately 4%.  However, these gains were outpaced by declines primarily driven by weak economic conditions, continued technological erosion in traditional product sales, and fewer one-time orders in 2010 as compared with 2009.

In 2009, revenue declined $31.6 million or 14% compared with 2008, despite the extra week of revenue in 2009.  We estimate that weak economic conditions accounted for approximately 75% of this decline due to bank consolidations, reduced demand, and pricing concessions.  Declines were most significant in our specialized print solutions, customer communication solutions, and digital print solutions; while revenue increased in our marketing solutions.  Financial services customers aggressively sought price reductions and also in-sourced products as a means for eliminating costs.  The remainder of the revenue decline was primarily attributable to the continued adoption of technology.  We believe weak economic conditions were a major factor, as customers focused on costs reductions and considered existing technologies as a way to create efficiencies or reduce costs during this time.

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for 2010 and 2009 (includes 53 weeks).

	Revenue Change		Cost of Sales Change
	2010	2009	2010	2009
Units	-9%	-15%	-8%	-13%
Price	-	1%	-4%	-2%
Mix	-	-	2%	-
	-9%	-14%	-10%	-15%

2010 compared to 2009

Revenue:  Although we increased our customer base slightly and expanded sales to existing customers, units were lower in 2010.  The lack of an extra week in 2010 as compared with 2009 resulted in a 1% decline in units.  We also continued to see the effects of the significant erosion in volume with a few customers that occurred during 2009, although the rate of decline was lessened in the last half of the year by growth from new customers as we began to see positive effects from our go-to-market strategy.

Cost of sales:  Cost of sales decreased due to units as a result of lower sales volume in 2010 as compared with 2009.  The decrease attributable to price was primarily driven by our internal cost reduction initiatives and restructuring plans.  These reductions were partially offset by increased costs related to product mix resulting from our go-to-market strategy for marketing solutions.  Some of these solutions are lower-margin products that are primarily outsourced at a higher cost than internally-produced products.  As a result, the gross margin percentage in 2010 improved only slightly as compared with 2009.

Operating income:  Operating income decreased by $0.5 million in 2010 compared with 2009, due primarily to planned increases in selling and administrative expenses related to business development activities and improvements in our infrastructure during the first half of 2010.  Increased costs were offset somewhat by lower commissions on reduced revenue and cost savings realized from our cost reduction initiatives taken in 2008 and 2009.

2009 compared to 2008

Revenue:  Units declined in 2009 primarily as a result of a depressed economy and the continued technological erosion of revenue in our traditional print products.  Pricing remained positive in 2009 due to price increases for the pass-through of material costs.  However, as our material pricing stabilized in 2009, pricing concessions to our customers trended higher, partially offsetting gains from the pass-through of our material costs.

Cost of sales:  Cost of sales declined in 2009 as compared with 2008 primarily due to units.  We realized production cost savings, largely in compensation and supply chain costs, of approximately 3% due to our cost reduction initiatives in 2008. These savings were offset slightly by an increase in material costs of approximately 1%, resulting in a net decrease in pricing.  As a result, the gross margin percentage increased from 28.1% in 2008 to 29.1% in 2009.

Operating income:  As a percentage of revenue, operating income improved slightly in 2009.  The improvement reflects the realized savings in cost of sales and SG&A expenses resulting from our cost reduction initiatives and restructuring actions.

Outlook

Our strategy is to continue addressing the needs of the financial services market for revenue growth, security and regulatory compliance, and improved operations efficiencies.  To do so, we are utilizing our extensive experience within the financial services market, enterprise print management expertise, document security capabilities, and national manufacturing and warehousing footprint to provide new, innovative solutions.  While we project that declines in the demand for traditional print products may continue at a rate of approximately 10%, we expect to continue to expand our market share and grow our marketing, digital print, and customer communications solutions to offset these declines.

Commercial Markets

Our Commercial Markets segment also operates in a market being affected by digital advances.  Customer adoption of digital technologies has reduced demand in traditional print products creating excess capacity and increased price competition, while at the same time creating new opportunities for print-on-demand and digital-based products.  Additionally, products sold in this segment are heavily weighted toward customer spending on transactional documents, training, advertising, and payroll services.  Therefore, a strong correlation exists between the demand for most of our products and the economic conditions within the market and unemployment rates.

During 2010, economic conditions improved, and we continued to focus on our customers’ needs and the development of new solutions.  These efforts resulted in more stabilized revenue as we extended solutions to existing customers and began expanding our customer base.  However, intense price competition and continued technological erosion in our traditional print products led to a revenue decline of $2.0 million or 1%, excluding the extra week of revenue in 2009 of approximately $2.2 million.

In 2009, revenue for our Commercial Markets segment declined $31.4 million or 16% compared with 2008, with the extra week of revenue lessening the overall decline from year to year.  We attribute weak economic conditions to approximately half of the overall decline.  Throughout much of 2009, downward pressures on demand steadily increased in response to the downturn in the economy and the resulting high unemployment rates and customer focus on cost reduction.

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for 2010 and 2009 (includes 53 weeks).

	Revenue Change		Cost of Sales Change
	2010	2009	2010	2009
Units	2%	-13%	1%	-10%
Price	-4%	-3%	-4%	-2%
Mix	-	-	1%	-
	-2%	-16%	-2%	-12%

2010 compared to 2009

Revenue:  Units increased primarily as a result of improved economic conditions and a small expansion in our customer base. However, this increase was offset by price declines.  Intense competition within the industry resulted in higher discounts on new business, as well as with existing customers.  Except for forms, labels, and secure documents, revenue increased across all of our products, with increases in marketing solutions being most substantial.

Cost of sales:  Cost of sales increased 1% due to units as a result of increased sales volume.  Additionally, costs were higher by 1% due to a shift in product mix from some internally produced products to higher-cost outsourced products.  These increases were more than offset by lower production costs of approximately 4% resulting from our workforce reductions and other cost reduction initiatives.  Despite the overall improvement in cost of sales, the gross margin percentage declined in 2010 as compared with 2009, as pricing concessions in revenue outpaced the cost savings.

Operating loss:  Operating loss for 2010 was consistent with 2009 despite lower gross margin and increased administrative expenses related to planned investments in infrastructure in 2010.  This was a result of lower selling expenses, primarily due to workforce reductions.

2009 compared to 2008

Revenue:  Unit declines in 2009 were driven primarily by the downturn in the economy and further erosion of demand for traditional print products due to an accelerated rate of adoption of digital technologies.  We attribute the increase in adoption of digital technologies to our customers’ increased focus on cost reductions prompting consideration of existing technologies as a way to create efficiencies and reduce or eliminate costs.  Units declined at a lower rate during the second half of 2009 primarily due to increases in our customer base and increased sales in some growth-targeted products.

Pricing steadily declined in 2009 due to the weak economic conditions and lower material price increases passed on to our customers.

Cost of sales:  Costs of sales declined in 2009 compared with 2008, primarily the result of unit declines due to the lower sales volume.  Additionally, production costs, primarily consisting of compensation and supply chain costs, were reduced by 4% as part of our workforce reductions and other cost reduction initiatives taken in 2008 and 2009.  These decreases were offset by an approximate 2% increase in paper costs.  A large portion of the unit declines in 2009 were in products with higher gross margin percentages which contributed to the decline in the overall gross margin percentage for the year.

Operating income:  Operating income declined from operating income of $3.3 million in 2008 to an operating loss of ($4.0) million in 2009.  The decline in operating income resulted from the reduction in gross margin offset by SG&A savings of approximately $6.4 million.  The SG&A savings were realized primarily in compensation costs as part of our workforce reduction and other cost reduction initiatives completed in late 2008 and early 2009.

Outlook

Through focusing our efforts on solutions specific to our customers’ needs and investing in new talent to support our go-to- market strategy, we stabilized revenue in 2010.  We expect to continue our efforts in 2011 by expanding in growth-targeted areas such as marketing solutions and customer communication solutions.  This expansion is expected to offset projected declines in demand of approximately 5% for certain specialized print solutions.  These declines are being driven by the continued advancement and use of digital technologies, which we expect may reduce the use of some of our products and services.

Industrial

During 2010, our Industrial segment realized double digit revenue growth of $10.9 million or 17%, even though 2009 included an extra week of revenue of approximately $0.8 million.  Throughout the year, we gained momentum in advancing growth-targeted products and increasing market share in printed production parts, while economic conditions also improved from the downturn in 2009.  During the second quarter of 2010, we acquired selected assets of Fusion Graphics, Inc. which is expected to enable us to further expand our in-mold product line and result in increased revenues long-term.  Building on the Fusion Graphics purchase, we also launched a new in-mold labeling product, Grafilm-Roto late in 2010.  This product is expected to meet manufacturer’s labeling needs for large plastic products such as storage tanks, kayaks and children’s playground equipment.

This segment was particularly affected by the downturn in the economy in 2009, as primary customers are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry. As consumer demand retracted in 2009, manufacturers scaled back their production significantly.  The reduction in demand for our products led to revenue declines of $15.1 million in 2009 despite the extra week in revenue in 2009 as compared with 2008.  Although outpaced by the economic declines, revenue from new business contracts continued to increase during 2009.

The following table details the estimated changes in revenue and cost of sales due to units and price for 2010 and 2009 (includes 53 weeks).  Changes in mix did not materially affect revenue and cost of sales.

	Revenue Change		Cost of Sales Change
	2010	2009	2010	2009
Units	14%	-20%	12%	-17%
Price	3%	1%	1%	2%
	17%	-19%	13%	-15%

2010 compared to 2009

Revenue:  The acquisition of new customers and expanded product sales to existing customers contributed significantly to the increase in units during 2010, accounting for approximately 60% of the increase.  Improved economic conditions also resulted in increased order levels for many of our customers, which further increased units during 2010.

Pricing increased during 2010 primarily due to the pass-through of material price increases.  We expect this trend to continue in 2011.

Cost of sales:  Cost of sales increased in 2010 primarily due to increased units as a result of higher sales volume.  As volume increased throughout the year, cost absorption rates improved, particularly in our in-mold product line.  We incurred higher material costs of approximately 2% resulting from supplier price increases during 2010.  However, we successfully offset a portion of these increases with reduced production costs of approximately 1% resulting from our restructuring and cost reduction initiatives.  Due to these cost improvements, the gross margin percentage increased from 27.7% in 2009 to 29.9% in 2010.

Operating income:  Improvements in gross margin drove the increase in operating income in 2010.  Although, higher administrative costs and increases in selling expenses during 2010 offset some of these gains.  Administrative costs increased as part of planned investments in infrastructure and increased costs related to the acquisition of Fusion Graphics. Selling expenses increased due to planned investments in business development activities associated with implementing our go-to-market strategy and higher commissions due to the increase in revenue in 2010.

2009 compared to 2008

Revenue:  The unit declines in 2009 were primarily the result of reduced demand for our products caused by the slowdown in the economy.  For the year, we experienced overall declines in all of our major product offerings.  In the second half of 2009, we saw a reduction in the number and length of our customer’s temporary plant shutdowns.  This trend resulted in a minor increase in order levels later in 2009, which helped to slightly lessen the overall unit decline for the year.

Pricing concessions increased and our material prices stabilized in 2009 as a result of the weakened economy.  However, overall pricing increased as we more diligently passed through prior year material price increases.

Cost of sales:  Cost of sales declined primarily as a result of the significant unit declines in 2009.  Costs increased approximately 2% due to material prices.  We continued to realize savings from our cost initiatives taken in 2008 of approximately 2%; however, the savings were offset by increased start-up costs associated with our Dayton In-Mold label plant of approximately 3%.  As a result, the gross margin percentage declined for 2009.

Operating income:  Operating income was down $3.9 million from an operating profit of $2.6 million in 2008 to an operating loss of $1.3 million in 2009.  The decrease in gross margin contributed to a decline of $6.6 million which was offset by decreased SG&A expenses of approximately $2.7 million.  This decrease was primarily related to reduced selling and administrative expenses as a result of our cost reduction actions taken in 2008 and 2009.

Outlook

Our intense focus on our customers’ needs and continued development of innovative products led to targeted investments in new talent and capabilities in 2010.  We are continuing our path of innovation in 2011 with the development of a new robotics solution, as the use of in-mold labels generally requires robotics.  This solution will assist potential customers of in-mold labeling who would like to begin to use in-mold labeling for their product decoration but do not use robotics or automation in their current molding process. These investments, combined with growing customer acceptance for label automation and continued focus on our customers’ needs, position this segment for continued growth in 2011, particularly with our in-mold product line.

Total revenue from in-mold label products in 2010 was approximately $1.8 million compared to $0.7 million in 2009.  We expect revenue from this product line to continue trending higher, with total 2011 revenue projected to be approximately $11.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows and capital structure.  This discussion also presents financial measures that are considered non-GAAP.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we take the measure of cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow and capital structure as the change in net debt (credit facility less cash and cash equivalents).

Cash Flows

The major elements of the Statements of Cash Flows are summarized in the following table, followed by an analysis of the items affecting these elements:

CASH INFLOW (OUTFLOW)	2010	2009	2008
Net income plus non-cash items	$ 48.1	$ 54.4	$ 68.9
Working capital	(4.1)	3.6	17.1
Restructuring payments	(5.4)	(9.9)	(2.3)
Contributions to qualified pension plan	(24.0)	(20.6)	(20.0)
Other (1)	(2.8)	(8.3)	(2.1)
Net cash provided by operating activities	11.8	19.2	61.6
Capital expenditures	(8.4)	(8.8)	(17.3)
Acquisition	(2.5)	-	-
Proceeds from sale of equipment	0.4	0.6	0.1
Net cash used in investing activities	(10.5)	(8.2)	(17.2)
Net change in borrowings under credit facility	4.0	2.0	(18.3)
Principal payments on long-term debt	(1.5)	(0.2)	(0.1)
Dividends paid	(5.8)	(11.0)	(26.5)
Other	0.2	0.2	0.3
Net cash used in financing activities	(3.1)	(9.0)	(44.6)
Net effect of exchange rate changes	(0.1)	0.1	(0.2)
Net change in cash	$ (1.9)	$ 2.1	$ (0.4)
Memo:
Add back credit facility (borrowed) paid	(4.0)	(2.0)	18.3
Cash flow on a net debt basis	$ (5.9)	$ 0.1	$ 17.9

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities.

Operating activities

Cash provided by operations in 2010 decreased compared with 2009 primarily due to a decline in net income adjusted for non-cash items.  This decrease was partially offset by lower restructuring payments and cash received from the deferred compensation trust of approximately $2.3 million.  In 2009, cash provided by operations declined as compared with 2008 due to higher restructuring spending, increased payouts for our non-qualified and deferred compensation plans, and lower operating profit due to the decline in sales volume.  Restructuring payments were higher in 2009 due to restructuring plans initiated during the third quarter of 2009.

Contributions to the Company’s qualified pension plan were $24.0 million versus $20.6 million in 2009 and $20 million in 2008. We have elected to take advantage of the funding relief provisions of the Pension Relief Act of 2010 for our 2010 plan year. Based upon these provisions and current estimates, our minimum funding is estimated to be $19 million in 2011, with minimum funding requirements in 2012 and 2013 estimated to be $34 million and $38 million.  We anticipate making contributions in excess of the minimum in 2011 in order to lower required minimum contributions in later years.  Therefore, we are estimating that actual cash contributions will be approximately $30 million in 2011 and 2012 and $31 million in 2013.

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2009 due to employees retiring and electing lump sum payments of their benefits during those years.

Investing activities

In 2009 and 2008, we continued to limit our capital spending primarily to projects with higher returns on invested capital and those required to maintain operations, resulting in lower capital expenditures.  In 2010, we made strategic investments in our infrastructure and product portfolio, although total capital expenditures in 2010 were consistent with 2009.  Part of our investments were in the form of operating and capital lease agreements totaling approximately $6.3 million for advanced digital workflow equipment integral to developing our product portfolio going forward.  Payments under these arrangements will be required over 60 months.  We expect capital expenditures to be approximately $15 million in 2011.  We expect to continue to scrutinize capital projects and limit spending to projects required for operations and those with higher returns on invested capital.

In the second quarter of 2010, we purchased selected assets, primarily patents, of Fusion Graphics, Inc. for approximately $2.5 million.  The purchase represents an important part of transforming our product portfolio specifically related to our in-mold product line of our Industrial segment.  We expect to continue considering other acquisition opportunities that further expand and improve our product portfolio.

Financing activities

In 2010 and 2009, borrowings increased under our revolving credit facility.  Savings from our cost reduction initiatives, lower dividend payments, and reduced capital expenditures allowed us to substantially absorb the lower operating profit and increased payments under our restructuring plans and retirement arrangements.  Improved working capital management, cost savings, and relatively low capital expenditures provided available cash to reduce borrowings under our revolving credit facility by $18.3 million during 2008.

Dividend payments to shareholders were lower in 2010 and 2009 compared with 2008, as our Board of Directors elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning in the second quarter of 2009.  This decision was made after giving consideration to the economic environment and the Company’s strategy, equity position, and near-term capital needs.  The amount of subsequent dividend payments will be determined on a quarter-by-quarter basis.  It is our board’s opinion that capital preservation and prudent investments in pursuit of our strategy best serves the Company’s long-term interests.

Our shareholders’ equity ended the year at approximately $44.8 million.  Under Ohio law, a company cannot declare a dividend in excess of its “Surplus”—the difference between total shareholders’ equity and the par value of outstanding shares.  Additionally, under Ohio law, dividend payments in excess of “Earned Surplus,” defined as the sum of retained earnings and accumulated other comprehensive income or losses, are considered a return of capital.  Further reductions in the level of shareholders’ equity could limit our ability to declare dividends in the future or could result in future dividends being classified as a return of capital.

Capital Structure

	2010	2009	2008
Credit Facility	$ 39.7	$ 35.7	$ 33.7
Less Cash and Cash Equivalents	(0.5)	(2.4)	(0.3)
Net Debt	39.2	33.3	33.4
Capitalized Lease Obligation	3.7	-	-
Loan Payable	0.9	0.2	0.3
Total Debt	43.8	33.5	33.7
Equity	44.8	42.2	35.0
Total Capital	$ 88.6	$ 75.7	$ 68.7
Total Debt:Total Capital	49%	44%	49%
Total Debt:Total Capital on a GAAP basis	50%	46%	49%

Net debt increased in 2010 due to decreases in cash reserves and an increase in borrowings on our Credit Facility.  Net debt in 2009 remained relatively consistent with 2008, despite lower operating profit due to the weak economy and higher restructuring costs.

On March 31, 2010, we entered into a new $100 million four-year senior secured revolving Credit Facility with five banks. The Credit Facility replaced our existing $100 million revolving credit facility that would have matured in May 2010.  As a result, the Credit Facility was classified as a long-term liability in the accompanying consolidated balance sheet.

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

At year end, we had $54.2 million available under the Credit Facility.

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

Item 7A – Not applicable

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

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 2, 2011.

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

March 4, 2011

Chief Financial Officer

March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Standard Register Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Standard Register Company and subsidiaries and our report dated March 4, 2011 expressed an unqualified opinion.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 4, 2011

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Standard Register Company

Dayton, Ohio

We have audited the accompanying consolidated balance sheet of The Standard Register Company and subsidiaries as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ equity for each of the three years in the period ended January 2, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio

March 4, 2011

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 2,	January 3,
A S S E T S	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$ 531	$ 2,404
Accounts and notes receivable, net	122,308	108,524
Inventories	29,253	33,625
Deferred income taxes	11,991	14,425
Prepaid expense	8,962	10,079
Total current assets	173,045	169,057

PLANT AND EQUIPMENT
Land	2,221	2,008
Buildings and improvements	65,111	64,628
Machinery and equipment	181,808	191,512
Office equipment	165,600	167,622
Construction in progress	1,431	1,594
Total	416,171	427,364
Less accumulated depreciation	342,022	342,036
Plant and equipment, net	74,149	85,328
Net assets held for sale	-	412
Total plant and equipment, net	74,149	85,740

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	2,265	-
Deferred tax asset	102,996	104,691
Other	10,819	13,676
Total other assets	122,637	124,924

Total assets	$ 369,831	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 2,	January 3,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2010

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,467	$ 35,868
Accounts payable	34,110	32,349
Accrued compensation	15,056	12,091
Accrued restructuring and other exit costs	1,689	5,365
Deferred revenue	2,225	3,213
Other current liabilities	24,216	24,331
Total current liabilities	78,763	113,217

LONG-TERM LIABILITIES
Long-term debt	42,926	-
Pension benefit obligation	185,174	202,146
Retiree healthcare obligation	4,931	7,425
Deferred compensation	6,306	7,699
Environmental liabilities	3,823	4,808
Other long-term liabilities	3,060	2,272
Total long-term liabilities	246,220	224,350

COMMITMENTS AND CONTINGENCIES - See Note 18

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2010 - 26,227,199; 2009 - 26,129,883	26,227	26,130
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	63,401	62,888
Accumulated other comprehensive losses	(142,900)	(146,768)
Retained earnings	143,562	145,312
Treasury stock at cost:
1,996,952 and 1,990,731 shares	(50,167)	(50,133)
Total shareholders' equity	44,848	42,154

Total liabilities and shareholders' equity	$ 369,831	$ 379,721

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
REVENUE	$ 668,377	$ 694,016	$ 791,076
COST OF SALES	454,796	473,446	540,274
GROSS MARGIN	213,581	220,570	250,802
OPERATING EXPENSES
Selling, general and administrative	204,613	205,270	228,265
Pension settlements and curtailments	370	20,412	(746)
Environmental remediation	(803)	2,513	827
Asset impairments	-	1,176	164
Restructuring and other exit costs	1,733	11,513	5,621
Total operating expenses	205,913	240,884	234,131
INCOME (LOSS) FROM CONTINUING OPERATIONS	7,668	(20,314)	16,671
OTHER INCOME (EXPENSE)
Interest expense	(2,189)	(1,197)	(2,220)
Investment and other income (expense)	(333)	390	285
Total other expense	(2,522)	(807)	(1,935)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	5,146	(21,121)	14,736
INCOME TAX EXPENSE (BENEFIT)	2,503	(8,724)	7,905
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,643	(12,397)	6,831

DISCONTINUED OPERATIONS
Gain on sale of discontinued operations, net of $3 income tax expense	-	-	5
NET INCOME (LOSS)	$ 2,643	$ (12,397)	$ 6,836
BASIC AND DILUTED INCOME (LOSS) PER SHARE
Income (loss) from continuing operations	$ 0.09	$ (0.43)	$ 0.24
Gain on sale of discontinued operations	-	-	-
Net income (loss) per share	$ 0.09	$ (0.43)	$ 0.24
NET INCOME (LOSS)	$ 2,643	$ (12,397)	$ 6,836
Net actuarial gains (losses), net of ($4,467), $6,267, and ($47,950) deferred
income tax expense (benefit)	(6,781)	9,514	(72,801)
Actuarial loss reclassification, net of ($7,645), ($10,875), and ($8,144) deferred
income tax benefit	11,606	16,512	12,365
Prior service credit, net of $979 and $3,456 deferred income tax benefit	1,486	-	5,248
Prior service credit reclassification, net of $1,590, $1,591, and $1,508 deferred
income tax expense	(2,415)	(2,415)	(2,289)
Cumulative translation adjustment	(28)	140	(238)
COMPREHENSIVE INCOME (LOSS)	$ 6,511	$ 11,354	$ (50,879)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,643	$ (12,397)	$ 6,836
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	23,255	25,044	26,543
Restructuring charges	1,733	11,513	5,621
Pension and postretirement benefit expense	14,454	32,320	19,879
Deferred tax expense (benefit)	1,560	(8,724)	6,654
Other	4,483	6,613	3,399
Changes in operating assets and liabilities, net of
effects from dispositions and acquisitions:
Accounts and notes receivable	(14,504)	3,715	16,876
Inventories	4,480	5,093	6,633
Restructuring spending	(5,409)	(9,872)	(2,302)
Accounts payable and accrued expenses	5,912	(5,190)	(6,353)
Pension and postretirement contributions and payments	(27,801)	(28,181)	(23,895)
Deferred compensation payments	(2,415)	(2,374)	(1,006)
Other assets and liabilities	3,397	1,614	2,769
Net cash provided by operating activities	11,788	19,174	61,654
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(8,403)	(8,844)	(17,330)
Proceeds from sale of equipment	359	634	164
Acquisition	(2,464)	-	-
Net cash used in investing activities	(10,508)	(8,210)	(17,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	4,019	2,010	(18,308)
Principal payments on long-tem debt	(1,477)	(159)	(180)
Proceeds from issuance of common stock	187	239	415
Dividends paid	(5,807)	(11,026)	(26,540)
Purchase of treasury stock	(34)	(38)	(60)
Net cash used in financing activities	(3,112)	(8,974)	(44,673)
Effect of exchange rate changes on cash	(41)	132	(230)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,873)	2,122	(415)
Cash and cash equivalents at beginning of year	2,404	282	697
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 531	$ 2,404	$ 282
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$ 2,132	$ 1,250	$ 2,376
Income taxes (refunded) paid	(1,010)	567	982
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$ 4,384	$ -	$ -
Loan payable recorded for professional services	1,598	-	-
Loan payable recorded in connection with purchase of software	-	-	478
Note receivable recorded in connection with sale of plant and equipment	-	950	-

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2,	January 3,	December 28,
	2011	2010	2008
COMMON STOCK
Beginning balance	$ 26,130	$ 26,044	$ 25,979
Dividend reinvestment plan	50	52	47
Issuance of vested shares	47	34	18
Ending balance	$ 26,227	$ 26,130	$ 26,044
CLASS A STOCK	$ 4,725	$ 4,725	$ 4,725
CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$ 62,888	$ 61,304	$ 60,318
Stock option compensation expense	1,017	973	447
Compensation expense for nonvested shares	874	458	293
Dividend reinvestment plan	137	187	368
Dividends declared, $.05 per share	(1,468)	-	-
Other	-	-	(104)
Issuance of vested shares	(47)	(34)	(18)
Ending balance	$ 63,401	$ 62,888	$ 61,304
ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$ (146,768)	$ (170,519)	$ (112,804)
Cumulative translation adjustment	(28)	140	(238)
Change in net actuarial losses	4,825	26,026	(60,436)
Change in net prior service credit	(929)	(2,415)	2,959
Ending balance	$ (142,900)	$ (146,768)	$ (170,519)
RETAINED EARNINGS
Beginning balance	$ 145,312	$ 163,510	$ 183,196
Net income (loss)	2,643	(12,397)	6,836
Dividends declared, $.15 per share in 2010, $.20 per share
in 2009, and $.92 per share in 2008	(4,393)	(5,801)	(26,522)
Ending balance	$ 143,562	$ 145,312	$ 163,510
TREASURY STOCK AT COST
Beginning balance	$ (50,133)	$ (50,095)	$ (50,035)
Treasury stock acquired	(34)	(38)	(60)
Ending balance	$ (50,167)	$ (50,133)	$ (50,095)
Total shareholders' equity	$ 44,848	$ 42,154	$ 34,969

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a recognized leader in the healthcare, financial services, commercial, and industrial markets.  Our products and services include traditional print, print on demand, labels, and distribution, technology, and other services.

The accounting policies that affect the more significant elements of our financial statements are summarized below.

Principles of Consolidation

Our consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.

Fiscal Year

Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2010, 2009, and 2008, ended on January 2, 2011, January 3, 2010, and December 28, 2008.  Fiscal year 2009 included 53 weeks and fiscal years 2010 and 2008 each included 52 weeks.

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

Cash Equivalents

All highly-liquid investments with original maturities of three months or less are classified as cash equivalents.

Accounts and Notes Receivable

Receivables are stated net of allowances for doubtful accounts.

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

Bad debt expense was $1,351, $1,343, and $468 in 2010, 2009, and 2008.

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

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $23,155, $24,498, and $25,736 in 2010, 2009, and 2008 and includes amortization of assets recorded under capital lease arrangements.  Estimated useful lives range from 15-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life.  Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.

Software Development Costs

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years. Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $12,767 at January 2, 2011 and $16,794 at January 3, 2010.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.

Fair Value Measurements

Our pension plan assets are recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges.  Assets and liabilities measured at fair value are classified using the following hierarchy, which is based on the inputs to the valuation and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data.

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

Service Revenue

Service revenue primarily includes distribution services, professional services and other consulting, design services, and software postcontract support.  We generally recognize service revenue as the services are performed.

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

The determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and whether delivered items have standalone value to the customer.  Changes to our assessment of the accounting units in a multiple deliverable arrangement or the ability to establish fair values could change the timing of revenue recognition.

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

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,867, $5,200, and $4,930 in 2010, 2009, and 2008.

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

Accumulated Other Comprehensive Losses

Other comprehensive losses include any revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated other comprehensive losses, net of deferred taxes, include the following:

	2010	2009	2008
Net actuarial loss	$ (156,412)	$ (161,237)	$ (187,263)
Net prior service credit	13,638	14,567	16,982
Foreign currency translation	(126)	(98)	(238)
Total	$ (142,900)	$ (146,768)	$ (170,519)

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Issued Accounting Pronouncements

In October 2009, Accounting Standards Update (ASU) No. 2009-13 amended the revenue recognition standards related to non-software multiple-element revenue arrangements.  The amended standard requires the allocation of the overall consideration to each deliverable based on its estimated selling price in the absence of other objective evidence of selling prices.  The update is effective for revenue arrangements entered into or materially modified beginning in fiscal 2011.  We are in the process of evaluating our revenue recognition for these types of revenue arrangements, but have not yet determined the effect this standard will have on either the classification of revenue or the timing of revenue recognition.

NOTE 2 – ACQUISITIONS

In June 2010, we purchased the assets of Fusion Graphics, Inc. for approximately $2,500 in cash.  The assets acquired primarily consist of intellectual property related to the Grafilm In-Mold Labeling System that will be utilized by our Industrial segment for our in-mold label product line.  The purchase price was allocated based on the estimated fair value of the assets acquired; $2,262 was assigned to several patents, $100 was assigned to a non-compete agreement, and the balance was assigned to working capital accounts.  The patents are being amortized on a straight-line basis over 15 years and the non-compete agreement is being amortized on a straight-line basis over the term of the agreement which is 5 years.

NOTE 3 – ITEMS DISCLOSED AT FAIR VALUE

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

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables.  Cash and cash equivalents are placed with high-credit quality financial institutions.  Our credit risk, with respect to trade receivables, is limited in management’s opinion due to industry and geographic diversification.  We maintain an allowance for doubtful accounts to cover estimated credit losses.

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS

All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	2010	2009	2008
2009 Plans
Involuntary termination costs	$ (213)	$ 3,615	$ -
Contract exit and termination costs	1,025	361	-
Other associated exit costs	848	7,223	-
Total 2009	1,660	11,199	-
2008 Plans
Involuntary termination costs	-	(453)	4,232
Contract exit and termination costs	35	229	843
Other associated exit costs	38	538	515
Total 2008	73	314	5,590
2007 Plans
Other associated exit costs	-	-	31
Total 2007	-	-	31
Total	$ 1,733	$ 11,513	$ 5,621

Under our current operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment.  Additionally, we still maintain certain other corporate functions that also are not attributable to a specific reportable segment.  As a result, none of our restructuring or exit activities are reported under any segment, and are all attributable to corporate and other shared services.

2009 Plans

In 2009, we launched a company-wide review of business practices and growth acceleration opportunities designed around the priorities of client satisfaction, cost reduction, and increased market coverage.  As a result, we implemented a restructuring plan and numerous organizational improvements to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.

During the latter part of 2009 and throughout 2010, we have:

•

Optimized our manufacturing footprint by investing in regional Print On Demand Centers, scaling down local Print On Demand Centers, closing certain production and distribution centers, improving our supply chain, and simplifying processes

•

Proactively addressed the movement to digital technologies and managed working capital more effectively by moving to more on-demand based production, which has lowered our inventory and warehousing requirements

•

Repositioned and refined our go-to-market organization to capture revenue growth in core markets

•

Invested in system enhancements making it easier to serve customers

•

Employed strategic procurement processes and systems that leverage vendor relationships company- wide.

We expect to continue implementation through 2011; however, the majority of our plans were completed in 2010.  When fully implemented, we expect to achieve cost savings between $30,000 and $40,000, on an annual run-rate basis compared with the fourth quarter of 2009, through a combination of workforce reduction, strategic closure of production and distribution facilities, and other efficiency initiatives.  We expect to have involuntary termination costs of $3,450 for severance and outplacement services; contract termination costs of $2,600 for leased facilities; and other associated costs of $8,600 primarily for fees to the third party that assisted with the development and implementation of our plan and for costs to relocate equipment and inventory.  In 2010, we reversed $492 of previously accrued severance and contract termination costs due to lower than expected costs.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,450	$ (213)	$ 3,402
Contract termination costs	2,600	1,025	1,386
Other associated exit costs	8,600	848	8,071
Total	$ 14,650	$ 1,660	$ 12,859

A summary of the 2009 accrual activity is as follows:

	Accrued	Incurred	Balance	Accrued	Incurred	Reversed	Balance
	in 2009	in 2009	2009	in 2010	in 2010	in 2010	2010
Involuntary termination costs	$ 3,611	$ (199)	$ 3,412	$ 63	$ (2,212)	$ (385)	$ 878
Contract termination costs	361	-	361	1,079	(522)	(107)	811
Other associated exit costs	6,900	(5,600)	1,300	-	(1,300)	-	-
Total	$ 10,872	$ (5,799)	$ 5,073	$ 1,142	$ (4,034)	$ (492)	$ 1,689

2008 Plans

In 2008, we initiated several actions in order to create efficiencies and reduce costs.  We closed two print centers and one distribution center and integrated two other print centers with distribution warehouses.  This move was in response to a changing product mix away from traditional short-run offset to increased print on demand and allowed us to reduce operating expenses by leveraging more cross-functional roles in production and distribution.  All of the actions are complete.

We also redesigned our client support infrastructure to more of a centralized model.  We transitioned customer transactional and administrative functions from our field sales offices to one of three client satisfaction centers.  The overall benefit of the change is an optimized client support model along with significant annualized cost savings.

Lastly, we eliminated approximately 175 positions throughout the Company in response to revenue declines, soft industry demand for some traditional printed products, and weak economic conditions.

The majority of costs were incurred in 2008.  Restructuring and other exit costs in 2010 and 2009 primarily relate to costs associated with the planned closing of facilities that are required to be expensed as incurred and a reversal of $583 in 2009 for lower than expected involuntary termination costs.  We do not expect any additional costs related to this restructuring plan.

Components of 2008 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	2010	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,779	$ -	$ 3,779
Contract termination costs	1,107	35	1,107
Other associated exit costs	1,091	38	1,091
Total	$ 5,977	$ 73	$ 5,977

A summary of the 2008 accrual activity is as follows:

	Balance	Accrued	Reversed	Incurred	Balance	Incurred	Balance
	2008	in 2009	in 2009	in 2009	2009	in 2010	2010
Involuntary termination costs	$ 3,206	$ 8	$ (583)	$ (2,471)	$ 160	$ (160)	$ -
Contract termination costs	517	319	(90)	(614)	132	(132)	-
Total	$ 3,723	$ 327	$ (673)	$ (3,085)	$ 292	$ (292)	$ -

NOTE 5 - ASSET IMPAIRMENTS

In 2009, we held a trademark valued at $1,000 associated with our consulting and print-asset optimization product line, which was part of our shared services organization.  In the second quarter of 2009, we received an offer to purchase certain assets related to this product line which indicated the value of the assets should be evaluated for impairment.  Accordingly, we performed an evaluation of the recoverability of the trademark value; an annual test that was otherwise scheduled for the fourth quarter of 2009.  The impairment test required us to compare the fair value of the trademark with its carrying amount.

To determine fair value, we considered the cost, market, and income approaches.  We determined that the cost method would not yield a representative value at which market participants would transact and that observable market data was not available without undue cost; therefore, these methods were not utilized.  Our evaluation followed an income approach that utilized discounted future cash flow analyses.  Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including interpretation of current economic indicators and market conditions, overall economic conditions, and our strategic operational plans.  In connection with preparing the impairment assessment, our change in strategic direction and investment caused deterioration in the expected future financial performance of the product line compared to the expected future financial performance at the end of fiscal 2008.  Based on the results of our evaluation, we recorded a non-cash impairment charge to write down the trademark by $850, which is included in Asset Impairments in the accompanying Consolidated Statements of Income.  As a result of the write down, the value of the trademark was reduced to $150 as of June 28, 2009 and was considered a Level 3 fair value measurement.  The trademark was subsequently sold in the third quarter of 2009.

With the income approach, cash flows that are anticipated over several years, plus a terminal value at the end of that period, are discounted to their present value using an estimated weighted-average cost of capital.  The most critical inputs used were the revenue and cost assumptions, the terminal value assumed, and the discount rate applied.  We determined that these inputs were unobservable Level 3 inputs.  The following describes the significant inputs utilized in our fair value calculations and the information used to develop the inputs:

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

•

Discount rate:  We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor and lender expectations.

As a result of the 2009 restructuring plan, we conducted an extensive review of our property, plant, and equipment to determine if any assets were impaired.  We recorded impairment charges of $326, the majority of which was related to costs for internal-use software in development that was determined to have no future benefit.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	January 2,	January 3,
	2011	2010
Current:
Trade receivables	$ 117,300	$ 105,139
Less allowance for uncollectible receivables	(2,816)	(2,542)
Net trade receivables	114,484	102,597
Notes receivable	-	720
Less allowance for uncollectible receivables	-	(72)
Net notes receivable	-	648
Other receivables	7,824	5,279
Total current receivables	$ 122,308	$ 108,524
Long-term:
Notes receivable	$ 1,309	$ 1,309
Less allowance for uncollectible receivables	(745)	(268)
Total long-term notes receivable	$ 564	$ 1,041

NOTE 7 – INVENTORIES

Inventories consist of the following:

	January 2,	January 3,
	2011	2010
Finished products	$ 27,005	$ 31,059
Jobs in process	554	388
Materials and supplies	1,694	2,178
Total	$ 29,253	$ 33,625

A significant portion of inventory costs is determined by the LIFO method.  Included in finished products is inventory the Company subcontracts, stores, and later distributes to fulfill certain customer orders.  This inventory is recorded at cost on a FIFO basis and is excluded from the Company’s LIFO calculation.  At January 2, 2011 and January 3, 2010, the amount of inventory excluded was $18,143, and $20,622.

If the FIFO method had been used to value all inventory, total inventory amounts would have been $25,315 higher at January 2, 2011, and $29,087 higher at January 3, 2010.

During 2010 and 2009, inventory quantities declined resulting in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years compared with the cost of current year purchases.  The effect of the liquidation decreased cost of sales by $5,258 and $6,354 in 2010 and 2009, and increased net income from continuing operations by $3,170  or $.11 per share in 2010 and $3,831 or $.13 per share, in 2009.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In the second quarter of 2010 and 2009, we performed the annual impairment test for goodwill which did not result in any impairment.  In conjunction with performing the goodwill impairment test in 2010, we re-evaluated our identified reporting units and revised our goodwill allocation.

The following table summarizes the revised allocation of goodwill during 2010:

	Healthcare	Financial Services	Commercial Markets	Industrial	Unallocated	Total
Goodwill at January 3, 2010	$ -	$ -	$ -	$ -	$ 6,557	$ 6,557
Reallocation of goodwill	2,385	1,743	1,296	1,133	(6,557)	6,557
Goodwill at January 2, 2011	$ 2,385	$ 1,743	$ 1,296	$ 1,133	$ -	$ 6,557

Identifiable intangible assets consist of the following:

	January 2, 2011		January 3, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets with Determinable Lives
Patents	$ 2,916	$ (739)	$ 650	$ (650)
Non-compete agreement	100	(12)	-	-
Total	$ 3,016	$ (751)	$ 650	$ (650)

Amortization expense for intangible assets was $101, $66, and $109 for 2010, 2009, and 2008.  Estimated amortization expense for the next five years is as follows: 2011 through 2014-$171; 2015-$159.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 2,	January 3,
	2011	2010
Non-income taxes	$ 5,430	$ 5,467
Current portion of pension and postretirement obligations	3,065	3,408
Other current liabilities	15,721	15,456
Total	$ 24,216	$ 24,331

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	January 2,	January 3,
	2011	2010
Revolving credit facility	$ 39,728	$ 35,709
Capital lease obligation	3,727	-
Loan payable	938	159
Total	44,393	35,868
Less current portion	1,467	35,868
Long-term portion	$ 42,926	$ -

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

The Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  The weighted average interest rate, including the spread, was 4.04% at January 2, 2011.  Under our previous credit facility as of January 3, 2010, the weighted average interest rate was 1.99%.  We are also required to pay a fee on the unused portion of the Credit Facility payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.  As of January 2, 2011, such fee is payable at an annual rate of 75.0 basis points.

In February 2010, the Company entered into a five-year capital lease for printing equipment.  The capital lease has remaining aggregate payments, including interest, of approximately $4,236.  Payments under the lease, including interest, are as follows: 2011-$1,022; 2012-$1,022; 2013-$1,022; 2014-$1,022; and 2015-$148.  Amortization expense for the capital lease is included with depreciation expense on the Company’s consolidated statement of income.  We also have an unsecured loan payable, including interest at 6.5%, of $938 due in monthly installments of approximately $58, including interest, through April 2012.

NOTE 11 – INCOME TAXES

The income tax expense (benefit) consists of the following:

	2010	2009	2008
Current:
Federal	$ 192	$ (700)	$ 304
Foreign	111	-	-
State and local	640	(116)	950
	943	(816)	1,254
Deferred:
Federal	$ 1,185	$ (6,415)	$ 6,036
Foreign	-	-	-
State and local	375	(1,493)	615
	1,560	(7,908)	6,651
Total	$ 2,503	$ (8,724)	$ 7,905

Consolidated pretax income (loss) is comprised of the following sources:

	2010	2009	2008
U.S. pretax income (loss)	$ 4,036	$ (20,876)	$ 14,958
Non-U.S. pretax income (loss)	1,110	(245)	(222)
Total	$ 5,146	$ (21,121)	$ 14,736

The significant components of the deferred tax expense (benefit) consist of the following:

	2010	2009	2008
Depreciation	$ (2,271)	$ (2,332)	$ (3,399)
Goodwill and intangible assets	1,608	1,486	1,643
Restructuring	1,459	(652)	(1,318)
Pension	6,867	182	437
Net operating loss carryforward	(7,220)	(8,118)	6,452
Federal tax credit	71	725	(245)
Compensation and benefits	1,054	426	1,564
Accounts and notes receivable	(240)	786	50
Retiree healthcare benefits	1,870	1,983	1,396
Capital loss carryforward	177	(962)	-
Other	(1,815)	(1,432)	71
Total	$ 1,560	$ (7,908)	$ 6,651

The Worker, Homeownership, and Business Assistance Act of 2009 allowed the carry back of certain federal net operating losses for up to five years.  Under this Act, this year we recovered $625 of alternative minimum tax paid in 2007 and 2008.  There are no other recoverable taxes within the five year carryback period.

The components of the current net deferred tax asset and long-term net deferred tax asset consist of the following:

	January 2,	January 3,
	2011	2010
Deferred tax asset:
Allowance for doubtful accounts	$ 1,038	$ 959
Inventories	758	1,274
Compensation and benefits	5,863	6,921
Other	4,332	5,287
Total current tax asset	11,991	14,441
Less: valuation allowance	-	(16)
Net current asset	$ 11,991	$ 14,425

Deferred tax asset (liability):
Depreciation	$ (6,127)	$ (8,398)
Notes receivable	296	135
Goodwill and intangible assets	3,484	5,092
Pension	56,566	65,999
Retiree healthcare benefits	9,622	11,492
Capital loss carryforwards	14,997	15,174
Net operating loss carryforward	31,042	23,822
Federal tax credit	1,584	1,655
Other	5,566	4,183
Total long-term tax asset	117,030	119,154
Less: valuation allowance	(14,034)	(14,463)
Net long-term asset	$ 102,996	$ 104,691
Net deferred tax asset	$ 114,987	$ 119,116

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  Our review includes consideration of historical and projected future operating results, reversals of existing deferred tax liabilities, tax planning strategies, and the eligible carryforward period of each deferred tax asset to determine whether a valuation allowance is appropriate.

At January 2, 2011, the Company has unused U.S. federal and state net operating loss carryforwards of $80,316 and $43,096, respectively, generally expiring from 2023 through 2030.  In addition, we have a U.S. capital loss carryforward of $2,425 that expires in 2014.  Based on the weight of available evidence, including the potential sources of taxable income previously mentioned, we have concluded that it is more likely than not that these losses will be utilized.  As such, we have not recorded a valuation allowance for the tax benefit of these losses.  We also have a Canadian capital loss carryforward of $80,194 that has an indefinite carryforward period.  A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.  A U.S. capital loss carryforward of $447 for which the deferred tax asset was fully reserved expired in 2010.  During 2010, our Mexican operations became profitable and fully utilized its NOL carryforward.  We previously recorded a full reserve for these carryforwards; therefore, the usage of the loss carryforward reduced foreign income tax expense during 2010.

Although realization is not assured, management believes it is more likely than not that all of the remaining deferred tax assets will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	7.5	4.7	4.7
Change in cash surrender value	(3.3)	2.7	12.0
Meals and entertainment	3.3	(0.9)	1.6
Increase in unrecognized tax benefits	3.7	-	-
Adjustment to prior year tax accruals	5.6	(0.3)	1.8
Foreign statutory rate differential	(5.4)	(0.4)	0.5
Permanent and other items	2.3	0.5	(2.0)
Effective tax rate	48.7%	41.3%	53.6%

State tax expense increased in 2010 due to state tax liabilities derived from a tax base other than net income.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and Mexican jurisdictions.  With few exceptions, based on expiration of statutes of limitation, the Company is no longer subject to federal income tax examinations by tax authorities for years before 2006 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.  Utilization of net operating and capital loss carryforwards generated from 2003 to 2010 could subject those losses to review by tax authorities beyond the expiration of the normal statute of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at January 4, 2010	$ 1,755	$ 1,755	$ 1,755
Additions for tax positions of prior years	157	-	-
Balance at January 2, 2011	$ 1,912	$ 1,755	$ 1,755

These unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate of a future period or periods.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2010, 2009, and 2008 was not material.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as the Company considers such earnings to be permanently reinvested outside of the United States.  The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on repatriation.  However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

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

NOTE 13 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2010	2009	2008
Weighted-average shares outstanding - basic	28,917	28,836	28,759
Effect of potentially dilutive securities	27	-	15
Weighted-average shares outstanding - diluted	28,944	28,836	28,774

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Due to the net loss from continuing operations incurred in 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.  Outstanding options to purchase 2,830,645 and 2,080,368 shares were not included in the computation of diluted EPS for 2010 and 2008 because the exercise price of the options was greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.

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

Total share-based compensation expense by type of award is as follows:

	2010	2009	2008
Stock awards, service-based	$ 444	$ 458	$ 293
Stock awards, performance-based	430	38	245
Stock options	1,017	973	447
Total share-based compensation expense	1,891	1,469	985
Tax effect on share-based compensation expense	751	583	391
Net share based compensation expense	$ 1,140	$ 886	$ 594

Stock Options

The weighted-average fair value of stock options granted in 2010, 2009, and 2008, was estimated at $2.75, $1.91, and $1.57 per share using the Black-Scholes option-pricing model based on the following assumptions:

Risk-Free Interest Rate:  We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.

Dividend Yield:  We calculate the expected dividend yield based on our projection of future stock prices and dividends expected to be paid.  The range of expected dividends used was $0.05 to $0.10 per share.

Expected Term:  The expected term represents the period of time that our stock options are expected to be outstanding and is based on our historic exercise behavior.

Expected Volatility: We calculate the expected volatility factor based on the Company’s historical stock prices for a period of time equal to the expected term of the award.

The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2010	2009	2008
Risk-free interest rate	1.9%	1.6%	2.8%
Dividend yield	3.7%	4.8%	9.7%
Expected term	4 years	4 years	4 years
Expected volatility	75.7%	66.9%	42.5%

A summary of our stock option activity and related information for 2010 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at January 3 , 2010	2,286,141	$ 11.06
Granted	752,080	5.94
Exercised	-	-
Forfeited/Canceled	(220,571)	13.00
Outstanding at January 2, 2011	2,817,650	$ 9.54
Exercisable at January 2, 2011	1,255,503	$ 14.08

As of January 2, 2011, there was a total of $1,975 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.4 years.

Following is a summary of the status of stock options outstanding at January 2, 2011, which are fully vested or are expected to ultimately vest.  The share amounts presented below have been reduced to reflect estimated forfeitures.

Options Outstanding				Options Exercisable
	Weighted-	Weighted-			Weighted-	Weighted-
Number	Average	Average	Aggregate	Number	Average	Average	Aggregate
of	Remaining	Exercise	Intrinsic	of	Remaining	Exercise	Intrinsic
Shares	Contractual Life	Price	Value	Shares	Contractual Life	Price	Value
2,630,578	7 years	$ 9.82	$ 2	1,255,503	5 years	$ 14.08	$ -

Service-Based Stock Awards

We have awarded nonvested stock to employees and directors that vest based on service requirements.  The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award.  Expense is amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  The weighted-average grant date fair value of service-based nonvested stock issued in 2010, 2009, and 2008 was $4.34, $5.22, and $9.49 per share.  The total fair value of stock that vested during 2010, 2009, and 2008 was $253, $169, and $188.  As of January 2, 2011, there was a total of $745 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.5 years.

A summary of our service-based stock award activity and related information for 2010 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 3, 2010	140,906	$ 7.85
Granted	104,825	4.34
Vested	(47,069)	9.25
Forfeited/Canceled	(106)	12.76
Nonvested at January 2, 2011	198,556	$ 5.66

Performance-Based Stock Awards

The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award.  Performance-based stock awards vest only upon the achievement of specific measurable performance criteria, and for 2010 awards, continued employment for two additional years.  We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.  Expense for performance-based awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.

For shares issued in 2010, the performance goals allowed partial vesting if a minimum level of performance was attained in 2010.  Based on the level of performance achieved, 163,574 shares were earned, and the remaining shares were forfeited and cancelled in March 2011.  The shares earned will vest as follows: 25% in March 2011, 25% in March 2012, and 50% in March 2013.  These shares have voting rights and accrue dividends during the performance period which will be paid if the shares vest.  As of January 2, 2011, there was a total of $522 of share-based compensation related to performance-based nonvested stock that will be amortized to expense over a remaining service period of 2.2 years.

During 2010, we cancelled all remaining shares of performance-based stock awarded in 2008 due to the performance goal not being attained.  We did not recognize any expense in 2009 or 2008 for these awards.

A summary of our performance-based stock award activity and related information for 2010 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 3, 2010	190,183	$ 9.48
Granted	240,550	5.82
Vested	-	-
Forfeited/Canceled	(190,183)	9.48
Nonvested at January 2, 2011	240,550	$ 5.82

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

The benefit amount for certain participants (primarily those hired after December 31, 1999) is frozen and these participants no longer earn any additional benefit credits; however, their lump sum earns 4% interest annually until termination of employment with the Company.  In 2008, we modified the qualified defined benefit plan and the non-qualified supplementary benefit plan discussed below for participants that were still accruing benefits under the plans.  As a result, these participants also ceased accruing pension benefits and final pension benefit amounts will be based on pay and service through June 29, 2008.

Our non-qualified benefit plan provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law.  The plan covers certain officers and key employees.  Our funding policy is to contribute amounts to the plan equal to the benefit payments required for each year.

We have an additional supplemental non-qualified retirement plan for executive officers which provides retirement benefits based on years of credited service as an executive officer in excess of five years.  The plan is no longer available to new participants and benefits have been frozen.  We also have separate supplemental retirement agreements that provide retirement benefits to two former officers.  Our funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.

The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our pension plans:

Change in Benefit Obligation	2010	2009
Benefit obligation at beginning of year	$ 438,358	$ 466,371
Service cost	-	126
Interest cost	24,398	25,777
Settlement gain	(655)	(22,909)
Actuarial loss (gain)	16,874	(7,972)
Benefits paid	(26,770)	(23,035)
Benefit obligation at end of year	$ 452,205	$ 438,358

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 234,198	$ 227,961
Actual return on plan assets	31,573	33,493
Employer contributions	26,819	26,806
Settlements	(933)	(31,027)
Benefits paid	(26,770)	(23,035)
Fair value of plan assets at end of year	$ 264,887	$ 234,198
Funded status at end of year	$ (187,318)	$ (204,160)

As a result of employees retiring and electing a lump-sum payment of their pension benefits under our non-qualified plan in 2010 and our qualified, non-qualified, and supplemental executive retirement plans in 2009, we recognized pension settlements in 2010 and 2009.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.  The impact of the settlements on the projected benefit obligation and plan assets is shown in the table above.  As part of the settlements, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.  These non-cash charges are included in net periodic benefit cost.

The net actuarial loss for 2010 includes a loss from a decrease in the discount rate from 5.8% to 5.0% and a gain from a change in the actuarial assumption used for the valuation of lump sum payments from a single interest rate to the expected forward rate at the time of distribution.

Amounts Recognized in Balance Sheet	2010	2009
Accrued pension liability - current	$ (2,144)	$ (2,014)
Accrued pension liability - long-term	(185,174)	(202,146)
Total	$ (187,318)	$ (204,160)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$ 255,976	$ 263,586
Prior service cost	-	593
Total	$ 255,976	$ 264,179

The amount of net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2011 is $23,910.

The projected benefit obligation equaled the accumulated benefit obligation of all our pension plans at the end of 2010 and 2009.  All of our pension plans have benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Periodic Benefit Cost	2010	2009	2008
Service cost of benefits earned	$ -	$ 126	$ 3,388
Interest cost on projected benefit obligation	24,398	25,777	28,083
Expected return on plan assets	(25,853)	(25,568)	(29,410)
Amortization of prior service cost	593	593	486
Curtailment gain	-	-	(746)
Settlement loss	370	20,412	-
Amortization of net actuarial loss from prior years	18,672	14,598	20,014
Total net periodic pension cost	$ 18,180	$ 35,938	$ 21,815

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Losses Before Tax	2010	2009
Net actuarial loss (gain)	$ 11,153	$ (15,897)
Net actuarial loss recognized	(18,764)	(26,893)
Prior service credit recognized	(593)	(592)
Total recognized in other comprehensive losses	(8,204)	(43,382)
Total recognized in net periodic benefit cost
and other comprehensive losses	$ 9,976	$ (7,444)

Weighted-average Assumptions

Projected benefit obligation	2010	2009		2008
Discount rate	5.00%	5.80%		5.75%
Future compensation increase rate
- current year	-	-		3.50%
- subsequent years	-	-		3.50%
Net periodic benefit cost
Discount rate	5.80%	5.75/7.0%	(1)	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%		8.75%

(1) The discount rate was 5.75% through March 1, 2009 and 7.0% April through December 2009 due to settlements that occurred on March 1, 2009.  As a result, pension expense was adjusted to reflect the updated discount rate at that time.

Asset allocation studies form the basis for the development of the overall long-term rate of return assumptions and are based on the long-term historical returns of each asset class in which we invest our pension assets.  The expected long-term rate of return assumptions reflect the expected return forecast of each major asset class, the allocation weighting of each asset class included in the target mix, and the correlations among the asset classes and their volatilities.  The long-term expected return forecasts reflect the current yield on U.S. government bonds and risk premiums for each asset class. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years using a five-year market-related asset value method of amortization.

Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligation when due.  Our pension plan assets have historically been invested predominantly in equity investments, which have typically realized annual returns at or above the expected long-term rate of return.

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2011	$ 32,431
2012	35,963
2013	33,306
2014	34,231
2015	34,075
2016-2020	177,545

Plan Assets

Our long-term investment policy objectives with respect to the qualified defined benefit plan assets have been to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation and to achieve an annual investment return target equal to the greater of 8.75% or 3% over inflation over a 10-year period.  The target asset allocation percentages for equity investments range from a minimum of 60% to a maximum total equity position of 80% with the target being 70%.  Total fixed income percentages range from a minimum of 15% to a maximum of 30% with a target percentage of 20%.  Equity real estate and infrastructure percentages range from a minimum of 0% to a maximum of 20% with a target of 10%.

It is our policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks.  It is expected that the plan’s assets will perform in the top 40% of plans with similar risk over a three- to five-year market cycle as measured by an appropriate peer group.  Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.  The long-term rate of return on plan assets we expect to use to determine fiscal 2011 net periodic pension cost is 8.0%, due to changes we plan to make in the asset mix allocation to minimize our risks and variability in asset gains and losses.

The Pension Protection Act of 2006 became effective in 2008 and increases the minimum funding requirements for our qualified pension plan.  We expect to contribute $25,000 to $30,000 in 2011.

The fair values of our qualified defined benefit pension plan assets by asset category at January 2, 2011 and January 3, 2010 are shown in the table below.

	January 2, 2011				January 3, 2010
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$ 7	$ 7	$ -	$ -	$ 8,283	$ 8,283	$ -	$ -
Equity securities
Commingled equity funds	50,647	-	50,647	-	28,113	-	28,113	-
Media and technology	31,520	31,520	-	-	32,625	32,625	-	-
Consumer products and services	22,194	22,194	-	-	23,311	23,311	-	-
Business products and services	18,169	18,169	-	-	20,795	20,795	-	-
Healthcare	14,112	14,112	-	-	17,099	17,099	-	-
Energy and utilities	19,974	19,974	-	-	16,659	16,659	-	-
Banking and financial services	16,848	16,848	-	-	15,719	15,719	-	-
Other	19,093	19,093	-	-	6,299	6,299	-	-
Fixed income securities
Commingled fixed income funds	25,047	-	-	25,047	20,124	-	-	20,124
Mortgage-back securities	9,907	-	9,907	-	8,273	-	8,273	-
Corporate bonds	6,250	-	6,250	-	6,200	-	6,200	-
Municipal bonds	1,772	-	1,772	-	1,559	-	1,559	-
U.S. Treasury securities	2,375	2,375	-	-	1,864	1,864	-	-
Private placements	975	-	975	-	767	-	767	-
Other	2,632	-	2,632	-	2,801	-	2,801	-
Private equity funds	8,983	-	-	8,983	9,097	-	-	9,097
Real estate	14,382	-	-	14,382	14,610	-	-	14,610
Total	$264,887	$144,292	$ 72,183	$ 48,412	$234,198	$142,654	$ 47,713	$ 43,831

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  Inputs and valuation methodologies used for material categories of pension plan assets are as follows:

Equity securities and Fixed Income U.S. Treasury Securities

Common stock and U.S. Treasury notes and treasury inflation indexed securities (TIPS) are traded in open markets where quoted prices are determinable and available.  The investments are valued by independent pricing vendors using a market approach based on prices obtained from the primary exchange on which they are traded.  In the absence of a primary market, a secondary market price is used.

Corporate Bonds, Municipal Bonds and Mortgage-backed securities

Individual fixed income securities are valued using a market approach based on observable market inputs.  Inputs used to value corporate and municipal bonds include dealer quotes, trading levels, bid prices and spreads, and benchmark curves. Mortgage-backed securities are valued based on the present value of expected future cash flows.  Directly observable market inputs include interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads.

Commingled equity and fixed income funds

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

Private Equity and Real Estate

Our private equity and real estate funds are valued on a NAV per unit based on the underlying investments of the funds. Our private equity funds typically include direct investments in infrastructure assets, partnership interests, or other interests in infrastructure-related assets.  The primary valuation methodology for the underlying assets is a discounted cash flow analysis based on unobservable inputs.  Key inputs include estimates of operating income and discount rates. Additionally, discounted cash flow valuations are validated using appropriate transaction and trading multiples, where available.

Underlying assets of our real estate funds primarily consist of investment properties valued by independent appraisals as there are no observable markets for these investments.  Key inputs include revenue and expense growth rates, terminal capitalization rates, and discount rates.

The following table summarizes the changes in plan assets measured at fair value using level 3 inputs.  Realized and unrealized gains and losses in plan assets are reported in other comprehensive income.

	Commingled Fixed Income Funds	Private Equity Funds	Real Estate	Total

Beginning balance at January 3, 2010	$ 20,124	$ 9,097	$ 14,610	$ 43,831

Actual return on plan assets
Assets still held at January 2, 2011	2,148	(148)	2,240	4,240
Assets sold during the period	340	(28)	(451)	(139)
Purchases, sales, and settlements	2,435	62	(2,017)	480
Transfers in and/or out of level 3	-	-	-	-
Ending balance at January 2, 2011	$ 25,047	$ 8,983	$ 14,382	$ 48,412

There were no significant transfers between level 1 and level 2 of the fair value hierarchy during the year ended January 2, 2011.

Defined Contribution Plans

We sponsor a 401(k) savings plan in which substantially all of the employees are eligible to participate.  Late in 2009, we reduced the Company match for all employees from 75% to 50%.  Expense recorded for employer matching contributions under this plan totaled $3,307, $5,611, and $5,400 in 2010, 2009, and 2008, respectively.

We also have a supplemental executive retirement plan for officers designed to supplement benefits available under our

401(k) savings plan.  Participant accounts are credited annually with 15% of their annual compensation, which includes base salary and annual cash incentive awards, and with an investment return which currently is 6%.  Expense recorded for this plan totaled $281, $213, and $187 in 2010, 2009, and 2008.

NOTE 16 – POSTRETIREMENT HEALTHCARE BENEFITS

In addition to providing pension benefits, we provide certain healthcare benefits for eligible retired employees.  The plan’s cost sharing provisions previously were amended to adjust retiree premiums for 2009 and beyond.  In 2010, the plan was subsequently amended to further reduce the monthly per person caps for 2010 and beyond which reduced our benefit obligation by $2,465.

Because our healthcare costs for future years are effectively capped at current levels, healthcare cost trend assumptions are no longer applicable and we do not expect changes in future healthcare cost trend rates to have a material effect on our postretirement benefit obligation or net benefit cost.  We also do not expect the recently enacted Patient Protection and Affordable Care Act and associated Health Care and Education Reconciliation Act to have a material effect on our postretirement benefit obligation or net benefit cost.

The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.

Change in Benefit Obligation	2010	2009
Benefit obligation at beginning of year	$ 8,819	$ 9,592
Interest cost	385	485
Amendments	(2,465)	-
Actuarial loss	95	116
Net benefits paid	(982)	(1,374)
Benefit obligation at end of year	$ 5,852	$ 8,819
Plan Assets	-	-
Funded status	$ (5,852)	$ (8,819)

Amounts Recognized in Balance Sheet
Accrued postretirement liability - current	$ (921)	$ (1,394)
Accrued postretirement liability - long-term	(4,931)	(7,425)
Total amount recognized	$ (5,852)	$ (8,819)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Prior service credit	$ (22,621)	$ (24,754)
Net actuarial loss	4,242	4,634
Total	$ (18,379)	$ (20,120)

The amount of prior service credit and actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic postretirement benefit cost during 2011 is $(4,905) and $456, respectively.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Postretirement Benefit Cost	2010	2009	2008
Interest cost	$ 385	$ 485	$ 1,105
Amortization of prior service credits	(4,598)	(4,598)	(3,537)
Amortization of net actuarial losses	487	494	496
Total postretirement benefit cost	$ (3,726)	$ (3,619)	$ (1,936)

Other Changes in Benefit Obligation Recognized in Other Comprehensive Losses Before Tax

Net actuarial loss	$ 95	$ 116
Prior service credit	(2,465)	-
Prior service credit recognized	4,598	4,598
Net actuarial loss recognized	(487)	(494)
Total recognized in other comprehensive losses	$ 1,741	$ 4,220
Total recognized in net postretirement benefit cost
and other comprehensive losses	$ (1,985)	$ 601

Weighted-average Assumptions

Benefit obligation	2010	2009	2008
Discount rate	4.00%	4.75%	5.50%
Healthcare cost trend rate assumed
for current year	-	-	7.00%
Net periodic benefit cost
Discount rate	4.75%	5.50%	5.75%
Healthcare cost trend rate assumed for current year	-	-	8.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	-	-	4.75%
Year that the rate reaches the ultimate trend rate	-	-	2014

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

The funding policy is to pay claims as they occur.  The projected net benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are as follows:

2011	$ 939
2012	841
2013	762
2014	678
2015	590
2016-2020	2,035

NOTE 17 – SEGMENT REPORTING

We operate the following three business units, which are organized based upon their customer base and the primary markets they serve:  Healthcare, Commercial, and Industrial.  Each of these business units represents an operating segment except for Commercial which is comprised of two operating segments: Financial Services and Commercial Markets.  Each of our operating segments represents a reportable segment.

Under our current operating model, the majority of our manufacturing, printing, warehousing, and distribution functions are managed under a shared-services model and are therefore not specific to a particular reportable segment.   Each business unit is supported by our shared services group comprised of manufacturing, supply chain, and client satisfaction, as well as finance, technology, and other corporate functions.  The profitability measure we use to assess segment performance is segment operating income before restructuring and impairment, and excludes items listed in the following reconciliation that are not allocated to segment operating income.

Production costs for our manufacturing and supply chain shared services functions are accumulated on a customer basis and reported in the applicable business unit’s cost of sales.  Our business units incur a portion of SG&A directly.  Each business unit also receives an allocation of SG&A expense as follows:

•

Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

•

Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.

•

General and administrative expense of our remaining shared services is allocated based on a percentage of actual revenue.

As a result of our shared-services model, our business units do not have separately identified assets and depreciation expense is part of the allocations.  Asset information is not provided as part of the business unit’s discrete financial information.  The accounting policies of the segments are the same as those described in Note 1.  No single customer provided more than 10% of the Company’s consolidated revenue in any of the years presented.

A description of our reportable segments is described below:

Healthcare -- The Healthcare segment’s primary customers include acute care hospitals, integrated delivery networks, long-term care providers, and managed care organizations.  Products and services provided include: documents such as administrative and clinical forms, wristbands and labels, marketing solutions, secure prescriptions, patient communications, and patient information solutions.

Financial Services – The Financial Services segment serves the document management needs of retail banks, insurance carriers, credit agencies, security dealers, insurance agents or brokers, and holding companies.  Products and services provided include documents such as specialized print, marketing solutions, customer communications, and digital print solutions.

Commercial Markets -- The Commercial Markets segment serves the business-to-business or commercial market, focusing primarily on large diverse retailers, state governments, overnight delivery carriers, business service providers, and wholesale companies.   Products and services provided include documents such as specialized print, marketing solutions, labels, customer communication solutions, and digital print solutions.

Industrial – The Industrial segment primarily provides printed production parts to the industrial manufacturing market. Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.  Products and services provided include functional and decorative labels, in-mold labeling and decorating and printed technical literature and other documents.

Information about our operations by reportable segment is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external	2010	$ 250,963	$ 175,677	$ 165,888	$ 75,849	$ 668,377
customers	2009	265,850	193,203	170,107	64,856	694,016
	2008	284,824	224,789	201,530	79,933	791,076
Operating income (loss)	2010	$ 19,575	$ 7,361	$ (4,011)	$ 239	$ 23,164
from continuing	2009	22,553	7,914	(3,981)	(1,304)	25,182
operations	2008	25,639	9,030	3,269	2,572	40,510
Depreciation and	2010	$ 8,390	$ 5,980	$ 6,063	$ 2,822	$ 23,255
amortization	2009	9,121	7,169	6,429	2,325	25,044
	2008	9,062	7,867	6,993	2,621	26,543

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2010	2009	2008
Total consolidated revenues	$ 668,377	$ 694,016	$ 791,076
Operating income	$ 23,164	$ 25,182	$ 40,510
Restructuring and asset impairment	(1,733)	(12,689)	(5,785)
Environmental remediation	803	(2,513)	(827)
Amortization of net pension actuarial losses	(18,672)	(14,598)	(20,014)
Pension settlement loss	(370)	(20,412)	-
Other unallocated pension	1,455	(209)	2,073
Unallocated corporate	(752)	4	808
LIFO adjustment	3,773	4,921	(94)
Total other expense, primarily interest	(2,522)	(807)	(1,935)
Income (loss) from continuing operations before income taxes	$ 5,146	$ (21,121)	$ 14,736

Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Revenue by the products and services we provide is as follows:

	2010	2009	2008
Traditional print	$ 335,948	$ 363,004	$ 418,116
Digital print on demand	142,303	141,443	160,050
Labels	119,707	116,338	129,567
Distribution services	18,405	17,085	17,723
Technology services	19,914	21,983	28,861
Other products and services	32,100	34,163	36,759
Total consolidated revenue	$ 668,377	$ 694,016	$ 791,076

NOTE 18 – COMMITMENTS AND CONTINGENCIES

We do not have any purchase agreements with suppliers extending beyond normal quantity requirements or significant purchase commitments for capital improvements at January 2, 2011.

We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expenses under these leases were $13,778 in 2010, $14,672 in 2009, and $16,122 in 2008. Future minimum payments under existing noncancelable leases at January 2, 2011 are as follows:

2011	$ 11,032
2012	9,403
2013	7,577
2014	4,514
2015	3,108
Later years	495
Total	$ 36,129

Contingencies

We have outstanding letters of credit as of January 2, 2011 totaling $6,031, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.

We outsource certain information technology and telecommunication services from suppliers under agreements that expire during 2011 and 2012.  At January 2, 2011, the early termination penalties total approximately $10,971.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  These developments resulted in a decrease of approximately $1,251 in the estimate of our costs related to the remediation of the site.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,101 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and, in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.   In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, we believe it is probable that we will be able to recover a portion of these costs through bankruptcy settlements.  As a result of these developments, our estimate of costs increased by approximately $475.  We have an undiscounted long-term liability of $2,393 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

In addition, we have undiscounted reserves totaling $329 for environmental remediation at one previously owned facility.  Our remediation costs for this facility is partially covered by our insurance provider, and we have recorded a receivable of $103 for the portion of these costs we expect to recover.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

Controls Evaluation

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of January 2, 2011.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our Securities Exchange Act reports, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report included on page 35.

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

Changes in Internal Control

During the fourth quarter of fiscal 2010, there have been no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2011.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2011.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2011.

The following table summarizes information as of January 2, 2011 regarding our 1995 Incentive Stock Option Plan and our 2002 Equity Incentive Plan under which our equity securities have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	2,817,650	$ 9.54	297,022

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2011.

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 28, 2011.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Documents filed as part of this report.

1.

Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet – January 2, 2011 and January 3, 2010

Consolidated Statement of Income and Comprehensive Income – Years ended January 2, 2011, January 3, 2010, and December 28, 2008.

Consolidated Statement of Shareholders’ Equity – Years ended January 2, 2011, January 3, 2010, and December 28, 2008.

Consolidated Statement of Cash Flows – Years ended January 2, 2011, January 3, 2010, and December 28, 2008.

Notes to Consolidated Financial Statements

2

No other financial statement schedules are included because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.

Exhibits

The exhibits as listed on the accompanying index to exhibits are filed as part of this

Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

THE STANDARD REGISTER COMPANY

By:  /S/  JOSEPH P. MORGAN, JR.

Joseph P. Morgan, Jr.

President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on February 24, 2011:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 24, 2011, as attorney-in-fact for the following directors of the Registrant:

D. P. Bailis R. W. Begley, Jr	J.P. Morgan, Jr. J. J. Schiff, Jr
M. E. Kohlsdorf	J .Q. Sherman, II
R. E. McCarthey.

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

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1

The Loan and Security Agreement between Standard Register and the following banking institutions: Banc of America Securities, LLC, KeyBank National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank National Association, Wachovia Capital Finance Corporation (New England), incorporated by reference to Form 10-Q for the quarter ended April 4, 2010.

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

EXHIBIT 24

P O W E R    O F    A T T O R N E Y

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints  F. D. Clarke, III , and J. P. Morgan, Jr., and each of them, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, and each with power to act alone, to sign and execute on behalf of the undersigned the Annual Report on Form 10-K, and any amendments thereto, of The Standard Register Company for the year ended January 2, 2011, and to perform any acts necessary to be done in order to file such report with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ F.D. Clarke, III	Chairman of the Board and Director	February 24, 2011
F. D. Clarke, III

/S/ J. P. Morgan, Jr.	President, Chief Executive Officer	February 24, 2011
J. P. Morgan, Jr.	and Director

/S/ R. M. Ginnan	Vice President, Treasurer	February 24, 2011
R. M. Ginnan	and Chief Financial Officer

/S/ D. P. Bailis	Director	February 24, 2011
D. P. Bailis

/S/ R. W. Begley, Jr.	Director	February 24, 2011
R. W. Begley, Jr.

/S/ M. E. Kohlsdorf	Director	February 24, 2011
M. E. Kohlsdorf

/S/ R. E. McCarthey	Director	February 24, 2011
R. Eric McCarthey

/S/ J. J. Schiff, Jr.	Director	February 24, 2011
J. J. Schiff, Jr.

/S/ J. Q. Sherman, II	Director	February 24, 2011
J. Q. Sherman, II