Form 10-Q
period 2011-04-03
STANDARD REGISTER CO
filed 2011-05-02
CIK 93456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 3, 2011
Common stock, $1.00 par value	24,278,954 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY

FORM 10-Q

For the Quarter Ended April 3, 2011

INDEX

		Page
Part I – Financial Information

Item 1. Consolidated Financial Statements

a)	Consolidated Statements of Income and Comprehensive Income
	for the 13-Week Periods Ended April 3, 2011 and April 4, 2010	3

b)	Consolidated Balance Sheets
	as of April 3, 2011 and January 2, 2011	4

c)	Consolidated Statements of Cash Flows
	for the 13-Week Periods Ended April 3, 2011 and April 4, 2010	6

d)	Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition		14
	and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk		20

Item 4. Controls and Procedures		20

Part II – Other Information

Item 1. Legal Proceedings		20

Item 1A. Risk Factors		20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		20

Item 3. Defaults upon Senior Securities		20

Item 4. Reserved		20

Item 5. Other Information		20

Item 6. Exhibits		21

Signatures		21

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
REVENUE
Products	$ 139,376	$ 145,354
Services	25,513	22,069
Total revenue	164,889	167,423
COST OF SALES
Products	94,544	99,380
Services	16,713	14,434
Total cost of sales	111,257	113,814
GROSS MARGIN	53,632	53,609
OPERATING EXPENSES
Selling, general and administrative	52,303	54,145
Restructuring and other exit costs	74	432
Total operating expenses	52,377	54,577
INCOME (LOSS) FROM OPERATIONS	1,255	(968)
OTHER INCOME (EXPENSE)
Interest expense	(572)	(390)
Other income	5	2
Total other expense	(567)	(388)
INCOME (LOSS) BEFORE INCOME TAXES	688	(1,356)
INCOME TAX EXPENSE (BENEFIT)	153	(543)
NET INCOME (LOSS)	$ 535	$ (813)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ 0.02	$ (0.03)

Dividends per share declared for the period	$ 0.05	$ 0.05
NET INCOME (LOSS)	$ 535	$ (813)
Actuarial loss reclassification, net of $(2,457) and $(1,902) deferred
income tax benefit	3,730	2,888
Prior service credit reclassification, net of $487 and $397 deferred
income tax expense	(739)	(604)
Cumulative translation adjustment	21	13
COMPREHENSIVE INCOME	$ 3,547	$ 1,484

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 3,	January 2,
A S S E T S	2011	2011

CURRENT ASSETS
Cash and cash equivalents	$ 557	$ 531
Accounts and notes receivable, less allowance for doubtful
accounts of $2,909 and $2,816	110,612	122,308
Inventories	29,455	29,253
Deferred income taxes	11,991	11,991
Prepaid expense	8,648	8,962
Total current assets	161,263	173,045

PLANT AND EQUIPMENT
Land	2,221	2,221
Buildings and improvements	65,130	65,111
Machinery and equipment	181,522	181,808
Office equipment	165,555	165,600
Construction in progress	2,581	1,431
Total	417,009	416,171
Less accumulated depreciation	346,315	342,022
Total plant and equipment, net	70,694	74,149

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	2,222	2,265
Deferred tax asset	100,820	102,996
Other	11,086	10,819
Total other assets	120,685	122,637

Total assets	$ 352,642	$ 369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 3,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2011

CURRENT LIABILITIES
Current portion of long-term debt	$ 1,490	$ 1,467
Accounts payable	31,464	34,110
Accrued compensation	15,606	15,056
Accrued restructuring and other exit costs	1,080	1,689
Deferred revenue	2,055	2,225
Other current liabilities	22,365	24,216
Total current liabilities	74,060	78,763

LONG-TERM LIABILITIES
Long-term debt	36,817	42,926
Pension benefit obligation	174,935	185,174
Retiree healthcare obligation	4,921	4,931
Deferred compensation	6,278	6,306
Environmental liabilities	3,773	3,823
Other long-term liabilities	3,104	3,060
Total long-term liabilities	229,828	246,220

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,293,274 and 26,227,199 shares	26,293	26,227
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	63,754	63,401
Accumulated other comprehensive losses	(139,888)	(142,900)
Retained earnings	144,095	143,562
Treasury stock at cost:
2,014,320 and 1,996,952 shares	(50,225)	(50,167)
Total shareholders' equity	48,754	44,848

Total liabilities and shareholders' equity	$ 352,642	$ 369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 535	$ (813)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	5,350	6,087
Restructuring charges	74	432
Pension and postretirement benefit expense	4,621	3,521
Deferred tax expense (benefit)	118	(543)
Other	842	705
Changes in operating assets and liabilities:
Accounts and notes receivable	11,361	5,584
Inventories	(202)	2,901
Restructuring spending	(683)	(2,407)
Accounts payable and accrued expenses	(2,497)	(728)
Pension and postretirement obligations	(9,908)	(8,194)
Deferred compensation payments	(430)	(766)
Other assets and liabilities	270	(184)
Net cash provided by operating activities	9,451	5,595
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(1,879)	(2,073)
Proceeds from sale of plant and equipment	-	19
Net cash used in investing activities	(1,879)	(2,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(5,728)	(4,119)
Principal payments on long-term debt	(357)	(199)
Proceeds from issuance of common stock	43	44
Dividends paid	(1,459)	(1,456)
Purchase of treasury stock	(58)	(34)
Net cash used in financing activities	(7,559)	(5,764)
Effect of exchange rate changes on cash	13	12
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26	(2,211)
Cash and cash equivalents at beginning of period	531	2,404
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 557	$ 193

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$ -	$ 4,311
Loan payable recorded for professional services	-	1,598

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances. The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 2, 2011 (Annual Report).

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

NOTE 2 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

In 2011, we adopted Accounting Standards Update (ASU) 2009-13 which amended the revenue recognition standards related to non-software multiple-element revenue arrangements.  The standard requires the allocation of the overall consideration to each deliverable based on its estimated selling price in the absence of other objective evidence of selling prices and expands the required disclosures for multiple-element arrangements.  The standard permitted retrospective or prospective adoption, and we elected prospective adoption for revenue arrangements entered into or materially modified beginning in fiscal 2011.  Adoption of this standard did not have a material impact on our consolidated results of operation, financial position, or cash flows.

NOTE 3 – REVENUE RECOGNITION

When a customer arrangement involves multiple deliverables, we evaluate all deliverables to determine whether they represent separate units of accounting, allocate the arrangement consideration to the separate units, and recognize revenue in accordance with generally accepted accounting principles for revenue recognition.  We have one type of non-software multiple-element arrangement which consists of three deliverables: custom-printed products, warehousing services, and custom-delivery services.  Under this type of an arrangement, we provide warehousing and custom-delivery services for customers who want just-in-time delivery of custom-printed products.

For the majority of our contractual arrangements, at the customer’s request we print and store custom-printed products that remain in our inventory until the customer’s specified future delivery.  For these arrangements, title and risk of ownership for these products remains with us until the product is shipped to the customer.  Therefore, the product is considered to be delivered last, and the customer is invoiced when the product is delivered to the customer.

Under certain other contractual arrangements, at the customer’s request we print and store the custom-printed products for the customer’s specified future delivery.  Such products are stored in our warehouses and are not used to fill other customers’ orders.  For these products, manufacturing is complete, the finished product is not included in our inventory, and title and risk of loss have transferred to the customer.  In these transactions, the customer is invoiced under normal billing and credit terms when the product is placed in the warehouse for storage.  As such, the product is considered to be delivered first and warehousing and custom-delivery services are delivered last.

Fees for warehousing and custom-delivery services are often bundled into the price of the products and are therefore invoiced when the product is considered delivered.  However, if requested by the customer, these fees may also be invoiced separately as the services are performed.

Multiple-element arrangements entered into or materially modified beginning in 2011

For arrangements entered into or materially modified beginning in fiscal 2011, we determine whether each deliverable in the arrangement represents a separate unit of accounting based on the following criteria:

•

Whether the delivered item has value to the customer on a standalone basis; and

•

If the arrangement includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered item is considered probable and is substantially in our control.

We then allocate the consideration received to each deliverable in the arrangement based on the relative selling prices of each deliverable.

Determination of selling prices

Selling prices are determined based on the following hierarchy: vendor-specific objective evidence of fair value (VSOE), third-party evidence of selling price (TPE), or best estimate of selling price (ESP).  For each deliverable, we review historical sales data to determine if we have sufficient stand-alone sales that are within an acceptable range to establish VSOE.  VSOE is considered established if 80% of stand-alone sales are within +/-15% of the median sales price.  Available third-party evidence is evaluated to determine if TPE can be established for items where VSOE does not exist.  In absence of VSOE and TPE, ESP is used.  Determining ESP requires significant judgment due to the nature of factors that must be considered and the subjectivity involved in determining the impact each of these factors should have on ESP.

Custom-printed products

Due to the variances in pricing for available stand-alone sales and custom nature of our products, VSOE or TPE cannot be established.  To develop ESP, we consider numerous internal and external factors including: internal cost experience for materials, labor, manufacturing and administrative costs; external pricing for similar products; level of  market competition and potential for market share gain; stage in the product life cycle; industry served; profit margins; current market conditions; length of typical agreements; and anticipated volume.

Warehousing services

VSOE cannot be established for warehousing services, as we generally do not sell these services separately.  Although some third-party evidence is readily available for certain aspects of our warehousing services, an adequate amount of data for services similar to our offering is not available to establish TPE.  ESP is developed by utilizing a pricing process which considers the following internal and external factors: cost driver activity such as full versus partial carton shipments, storage space utilized, type of product stored, and shipping frequency; internal cost experience; profit margins; volume-related discounts; current market conditions; and to a lesser degree, pricing from third-party providers when available.

Custom-delivery services

For custom-delivery services, no stand-alone sales are available as we do not sell these services separately; therefore, VSOE cannot be established.  TPE is developed by utilizing individual pricing templates for each customer.  The pricing templates consider profit margins, volume, and expected shipping addresses for the customer applied to a freight rate table that is developed from negotiated rates with our third-party logistics partners.

Timing of revenue recognition

For arrangements where warehousing and custom-delivery services are delivered last, revenue allocated to the product is recognized when it is placed in the warehouse for storage.  Revenue allocated to warehousing and custom-delivery services is recognized as the services are performed.

For arrangements where the product is delivered last, revenue allocated to the product is recognized when shipped from the warehouse to the customer.  Revenue allocated to warehousing and distribution services is recognized as the services are performed.

Multiple-element arrangements entered into prior to 2011

Arrangements entered into prior to 2011 continue to be accounted for in accordance with the revenue recognition standards effective prior to 2011.  Under previous revenue recognition guidance, deliverables represent separate units of accounting if the following criteria are met:

•

The delivered item has value to the customer on a standalone basis;

•

Objective and reliable evidence exists for the fair value of the undelivered item; and

•

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and is substantially in our control.

We previously determined that objective and reliable evidence of fair value exists for the warehousing and custom-delivery services but not for the products due to the custom nature of our printed products and lack of consistent pricing in stand-alone sales.  Accordingly, in customer arrangements where warehousing and delivery services are delivered last, we utilize the residual method to allocate arrangement consideration to the products based on the fair value of the warehousing and delivery services and recognize revenue for the product when placed in the warehouse.  Revenue allocated to warehousing and delivery services is recognized as the services are performed.

In arrangements where the products are delivered last, we are unable to allocate arrangement consideration to the deliverables due to the lack of objective evidence of fair value for the products.  Therefore, the arrangement is recognized as a single unit of accounting, and all revenue is recognized when the products are delivered to the customer.

Changes in revenue recognition as a result of adopting ASU 2009-13

For arrangements entered into or materially modified in 2011, we continue to recognize custom-printed products, warehousing services, and custom-delivery services as separate units of accounting for arrangements where warehousing and delivery services are delivered last.  For arrangements where custom-printed products are delivered last, we previously accounted for these arrangements as one unit of accounting and recognized the arrangement consideration as product revenue.  Due to the establishment of ESP for the custom-printed products, we now recognize the products, warehousing services, and custom-delivery services as separate units of accounting.  This change resulted in an increase in reported services revenue in the accompanying Consolidated Statements of Income.

The pattern and timing of revenue recognition did not change for our arrangements where warehousing and delivery services are delivered last.  For arrangements where products are delivered last, we now recognize warehousing services as performed rather than as the product is delivered.  However, this change did not materially impact the timing of revenue recognition and is not expected to have a material effect in the near term.

NOTE 4 – RESTRUCTURING CHARGES

The 2009 and 2008 restructuring plans and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2009 Plans

Restructuring and other exit costs of $74 in 2011 and $397 in 2010 relate to costs required to be expensed as incurred, primarily for the termination of contracts and the relocation of equipment.  Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	Q1 2011	To-Date
	Costs	Expense	Expense
Involuntary termination costs	$ 3,450	$ (21)	$ 3,381
Contract termination costs	2,600	46	1,432
Other associated exit costs	8,600	49	8,120
Total	$ 14,650	$ 74	$ 12,933

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Incurred	Reversed	Balance
	2010	in 2011	in 2011	2011
Involuntary termination costs	$ 878	$ (345)	$ (20)	$ 513
Contract termination costs	811	(244)	-	567
Total	$ 1,689	$ (589)	$ (20)	$ 1,080

2008 Plans

Restructuring and other exit costs of $35 in 2010 primarily relate to contract termination costs that were required to be expensed as incurred.

NOTE 5 – INCOME TAXES

The effective tax rate for the 13-week period ending April 3, 2011 was 22.2% compared to 40.0% for the 13-week period ending April 4, 2010.  The rate in 2011 was lower primarily due to the following factors: a higher proportion of taxable income during 2011 attributable to our operations in Mexico which is taxed at a lower rate than the United States; and a decrease in our liability for unrecognized tax benefits.

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

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	April 3,	April 4,
(Shares in thousands)	2011	2010
Weighted average shares outstanding - basic	28,976	28,875
Effect of potentially dilutive securities	21	-
Weighted average shares outstanding - diluted	28,997	28,875

No outstanding options were included in the computation of diluted EPS for the 13-week period ending April 3, 2011 because the exercise price of the options was greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.  Due to the net loss for the 13-week period ended April 4, 2010, no outstanding options or unvested shares were included in the diluted EPS calculation because they would automatically result in anti-dilution.

NOTE 7 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Nonvested stock awards, service based	$ 112	$ 92
Nonvested stock awards, performance based	99	29
Stock options	255	257
Total share-based compensation expense	466	378
Income tax benefit	185	150
Net expense	$ 281	$ 228

Stock Options

During the first quarter of 2011, the Company issued options to purchase 1,506,924 shares of stock contingent upon approval by the shareholders of the Company of the 2011 Equity Incentive Plan at the annual meeting of shareholders held on April 28, 2011.  The 2011 Equity Incentive Plan was subsequently approved; and therefore, the grant date for expense purposes for these options is April 28, 2011.  The weighted-average fair value of the stock options was estimated at $1.63 per share, using the Black-Scholes option-pricing model.  Expense will be amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of the options are as follows:

Risk-free interest rate	1.4%
Dividend yield	4.4%
Expected term	4 years
Expected volatility	79.9%

Performance-Based Stock Awards

During the first quarter, we canceled 76,979 shares of performance-based stock awarded in 2010 due to the specified performance level not being attained.

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Interest cost	$ 5,464	$ 6,100
Expected return on plan assets	(5,858)	(6,463)
Amortization of prior service costs	-	148
Amortization of net actuarial losses from prior periods	6,073	4,668
Total	$ 5,679	$ 4,453

NOTE 9 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Interest cost	$ 54	$ 96
Amortization of prior service credits	(1,226)	(1,149)
Amortization of net actuarial losses from prior periods	114	121
Total	$ (1,058)	$ (932)

NOTE 10 – SEGMENT REPORTING

During the first quarter, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for 2010 has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

Information about our operations by reportable segment for the 13-week periods ended April 3, 2011 and April 4, 2010 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2011	$ 60,672	$ 43,306	$ 40,331	$ 20,580	$ 164,889
	2010	64,261	44,714	41,651	16,797	167,423
Operating income (loss)	2011	$ 4,683	$ 1,691	$ (293)	$ 789	$ 6,870
	2010	3,962	1,097	(2,139)	(874)	2,046

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Segment operating income	$ 6,870	$ 2,046
Restructuring	(74)	(432)
Amortization of net actuarial losses	(6,073)	(4,668)
Other unallocated pension	394	363
Other unallocated	(40)	65
LIFO adjustment	178	1,658
Total other expense, primarily interest	(567)	(388)
Income (loss) before income taxes	$ 688	$ (1,356)

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

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and, in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, we believe it is probable that we will be able to recover a portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,366 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Item 2 -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events.  Among other things, all statements regarding expectations related to our

•

transformation of our portfolio of solutions

•

expanding market share in core markets and globally

•

future financial condition, revenue trends, and cash flows

•

projected costs or cost savings

•

capital expenditures

•

business strategy

•

competitive positions and market shares

are forward-looking statements that involve certain risks and uncertainties.  Because forward-looking statements deal with future events, actual results for fiscal year 2011 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to

•

the success of our plans to deal with the threats and opportunities brought by digital technology

•

the pace at which digital technologies erode the demand for certain traditional printed documents

•

our ability to attract and retain key personnel

•

variation in demand and acceptance of the Company's products and services

•

frequency, magnitude, and timing of paper and other raw material price changes

•

timing of the completion and integration of acquisitions

•

results of cost-containment strategies.

The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely. You should read this Management’s Discussion and Analysis in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included on Form 10-K for the year ended January 2, 2011 (Annual Report).

This Management’s Discussion and Analysis includes the following sections:

•

Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•

Results of Operations—An analysis of consolidated results of operations and segment results for the first quarter 2011 and 2010.

•

Liquidity and Capital Resources—An analysis of cash flows and discussion of financial condition.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefit plan assumptions, fair value measurements, deferred taxes, inventories, environmental liabilities, revenue recognition, and share-based and incentive compensation.  For a detailed discussion of these critical accounting estimates, see the Management’s Discussion and Analysis included in our Annual Report.  With the exception of the revenue recognition discussion that follows, there were no significant changes in these critical accounting policies and estimates during 2011.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Revenue Recognition

We enter into arrangements with customers that contain multiple elements or deliverables such as custom-printed products, warehousing services, and custom-delivery services.  During 2011, we adopted a new accounting standard that requires us to use a hierarchy to allocate arrangement consideration to each element in a multiple-element arrangement.  The hierarchy requires the use of vendor specific evidence of fair value (VSOE), third-party evidence of selling price (TPE), or best estimate of selling price (ESP).  VSOE represents the price of the deliverable when sold on a stand-alone basis, while TPE represents the price that outside vendors charge on a stand-alone basis.  ESP is management’s best estimate of the selling price on a stand-alone basis using available internal and external data and should be used only when VSOE or TPE cannot be established.

Two of our deliverables, custom-printed products and warehousing services, require the use of ESP.  Determining ESP requires us to make judgments and assumptions regarding the value of these deliverables on a stand-alone basis.  To determine ESP, we consider internally-generated data such as estimated costs for materials, labor, manufacturing and administrative costs, as well as external data such as observable pricing for similar products and current industry and competitive market conditions.  In addition, we consider product life cycle stages, profit margins, assumed volume/activity levels, and typical agreement terms.  We routinely update, analyze, and weight this data based on the significance we believe each assumption bears on the selling prices we ultimately could charge.  As such, our determination of ESP requires significant judgment.

We adopted the new accounting standard on a prospective basis for new or materially modified arrangements beginning in 2011.  The adoption of this standard did not have a material effect on our financial statements; however, future changes in the assumptions utilized or judgments could change the timing or amount of revenue that we report in future periods.

Recently Adopted and Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 2, “Recently Adopted and Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.  Unless otherwise noted, references to 2011 and 2010 refer to the 13-week periods ended April 3, 2011 and April 4, 2010.

In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, restructuring charges, and asset impairments. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure enhances the understanding of our results of operations due to the non-operational nature of the excluded items and the significant and varying effect they have on our reported results from period to period.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance.

Consolidated Results	2011	% Change	2010
Revenue	$ 164.9	-1%	$ 167.4
Cost of sales	111.3	-2%	113.8
Gross margin	53.6	0%	53.6
Gross margin % of sales	32.5%		32.0%

SG&A expense	52.3	-3%	54.1
Restructuring	0.1	-75%	0.4
Other expense, net	0.6	50%	0.4
Income (loss) before income taxes	0.6	146%	(1.3)
Income tax expense (benefit)	0.1	120%	(0.5)
% rate	22.3%		40.0%
Net income (loss)	$ 0.5	163%	$ (0.8)

Non-GAAP net income:
Net income (loss)	$ 0.5		$ (0.8)
Adjustments:
Pension loss amortization	6.1		4.7
Restructuring	0.1		0.4
Income tax effect of adjustments (at statutory tax rates)	(2.5)		(2.0)
Non-GAAP net income	$ 4.2		$ 2.3

Revenue and cost of sales

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2011.  Changes in product mix did not materially contribute to the changes.

	Percentage Change
	Revenue	Cost of sales
Units	-3%	-3%
Price	2%	1%
	-1%	-2%

Revenue and cost of sales declined during the quarter primarily due to units.  Although units increased for some of our core growth products in our all of our segments, the rate of increase was lower than expected, particularly for our Healthcare and Financial Services segments.  As a result, declines in legacy products outpaced our expansion during the quarter.

Increases in revenue due to price were driven primarily by the pass-through of material price increases. Cost of sales increased due to price as a result of higher material costs of approximately $1.0 million and a $1.5 million less favorable LIFO adjustment during the quarter.  We continued to realize savings in cost of sales of approximately $2 million from previously implemented cost reduction initiatives, which partially offset these increases.  As a result, the gross margin percentage improved slightly as compared with 2010.

SG&A expense

SG&A expense was $1.8 million lower in 2011 compared with 2010.  We continued to realize benefits from previously implemented restructuring and cost reduction initiatives, primarily in selling compensation and related expenses, communication service costs, and facility costs.  In addition, employee healthcare costs and planned technology spending were lower in 2011 as compared with 2010, offsetting increased pension amortization.

Taxes

The effective tax rate for the first quarter 2011 was lower compared with 2010 primarily as a result of the following factors: a higher proportion of taxable income during 2011 attributable to our operations in Mexico which is taxed at a lower rate than the United States; and a decrease in our liability for unrecognized tax benefits.

Net income (loss)

Driven by gross margin improvements, reduced SG&A expenses, and lower tax expense, net income increased from a loss of $0.8 million in the first quarter of 2010 to income of $0.5 million in 2011.  Excluding pension loss amortization and restructuring, non-GAAP net income was $1.9 million higher in 2011 as compared with 2010.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13-week periods ended April 3, 2011 and April 4, 2010.  During the first quarter, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for 2010 has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue. Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

	2011	% Chg	2010
Revenue
Healthcare	$ 60.7	-6%	$ 64.3
Financial Services	43.3	-3%	44.7
Commercial Markets	40.3	-3%	41.6
Industrial	20.6	23%	16.8
Consolidated Revenue	$ 164.9	-1%	$ 167.4

		% Rev		% Rev
Gross Margin
Healthcare	$ 22.6	37.2%	$ 23.5	36.5%
Financial Services	13.1	30.3%	13.3	29.8%
Commercial Markets	11.2	27.8%	10.3	24.8%
Industrial	6.6	31.8%	4.8	28.2%
Total Segments (1)	$ 53.5	32.4%	$ 51.9	31.0%

Operating Income (Loss)
Healthcare	$ 4.7	7.7%	$ 4.0	6.2%
Financial Services	1.7	3.9%	1.1	2.5%
Commercial Markets	(0.3)	-0.7%	(2.1)	-5.0%
Industrial	0.8	3.8%	(0.9)	-5.2%
Total Segments (1)	$ 6.9	4.2%	$ 2.1	1.3%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.  A reconciliation of operating income per segment to consolidated income from operations is provided in Note 10-Segment Reporting of the Notes to Financial Statements.

Healthcare

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2011.

	Percentage Change
	Revenue	Cost of sales
Units	-7%	-5%
Price	1%	-1%
	-6%	-6%

Unit declines in revenue and cost of sales were driven primarily by declines in administrative and clinical forms.  Planned expansion rates in core growth products expected to offset these declines were not fully realized during the quarter. Continued slow expansion in our core growth products could impede our ability to realize an increase in total revenue for the year as compared with 2010.  However, we expect growth rates to improve in future quarters.

Despite the declines in revenue, the gross margin percentage and operating income improved compared with 2010 as we continued to realize savings in production and selling costs from previously implemented cost reduction initiatives.

Financial Services

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2011.

	Percentage Change
	Revenue	Cost of sales
Units	-3%	-3%
Price	-	-1%
	-3%	-4%

Revenue and cost of sales declined primarily due to units.  We continued to see the effect of technology erosion within the market during the first quarter, with unit declines in specialized print solutions accounting for a decline of approximately 7%. However, we continued to expand in marketing and customer communication solutions, which partially offset this decline by approximately 4%.

Continued improvements in cost of sales and selling and administrative costs from previously implemented cost reduction initiatives resulted in an improved gross margin percentage and operating profit in 2011 compared with 2010.

Commercial Markets

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2011.

	Percentage Change
	Revenue	Cost of sales
Units	-4%	-5%
Price	1%	-2%
	-3%	-7%

Revenue and cost of sales declined primarily due to units.  Non-repeat orders in marketing solutions and reduced demand, offset partially by a slight expansion in some core growth products, drove the declines.  Cost of sales declined due to price as we continued to realize savings from previously implemented cost initiatives.  As a result, the gross margin percentage improved as compared with 2010.

Industrial

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2011.

	Percentage Change
	Revenue	Cost of sales
Units	11%	11%
Price	12%	5%
	23%	16%

Revenue and cost of sales increased due to units as a result of expansion in our in-mold product sales and higher order levels with existing customers resulting from improved economic conditions.

Pricing increases in revenue were driven by targeted efforts to improve profit margins and the pass-through of material price increases.  These improvements, combined with the increased volume, drove the significant improvement in gross margin percentage and operating profit in 2011 as compared with 2010.

The price increase in cost of sales was due primarily to material price increases.  We expect upward pressure on material prices to continue throughout the year.  To offset these increases, we will continue to pass through a portion of these costs pursuant to our agreements with our customers and improve our cost structure through additional productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion will provide information on cash flow and capital structure.  This discussion also presents financial measures that are considered non-GAAP.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we take the measure of cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow and capital structure as the change in net debt (credit facility less cash and cash equivalents).

A summarized Statements of Cash Flows is presented below:

	13 Weeks Ended
	April 3,	April 4,
	2011	2010
Net cash provided by operating activities	9.5	5.6
Net cash used in investing activities	(1.9)	(2.0)
Net cash used in financing activities	(7.5)	(5.8)
Net change in cash	$ 0.1	$ (2.2)
Memo:
Add back credit facility repaid	5.7	4.1
Cash flow on a net debt basis	$ 5.8	$ 1.9

Net cash provided by operating activities increased in 2011 primarily due to higher collections on accounts receivable.  As a result, cash flow on a GAAP basis improved from a negative $2.2 million in 2010 to neutral in 2011.

Net cash used in investing activities consisted of capital expenditures.  We expect higher expenditures in future quarters, with total capital expenditures expected to be in the range of $18 to $21 million for the year.

The increase in cash used in financing activities was driven by higher repayments on our Credit Facility compared with 2010. Excluding these repayments, overall cash flow on a net-debt basis was $3.9 million higher in 2011 as compared with 2010.

Capital Structure

	April 3,	January 2,
	2011	2011	Change
Credit Facility	$ 34.0	$ 39.7	$ (5.7)
Less Cash and Cash Equivalents	(0.5)	(0.5)	-
Net Debt	33.5	39.2	(5.7)
Capitalized Lease Obligation	3.5	3.7	(0.2)
Loan Payable	0.8	0.9	(0.1)
Total Debt	37.8	43.8	(6.0)
Equity	48.7	44.8	3.9
Total Capital	$ 86.5	$ 88.6	$ (2.1)
Total Debt:Total Capital	44%	49%
Total Debt:Total Capital on a GAAP basis	44%	50%

Net debt decreased in 2011 due to a reduction in outstanding borrowings under our Credit Facility enabled by increased collections from accounts receivable.

At quarter end, we had $59.2 million available under the Credit Facility.  We believe that the combination of our internally-generated funds, available cash reserves, and our credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

ITEM 3 – Not applicable

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of April 3, 2011.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based on that evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the first quarter of fiscal 2011, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 1A.

Not Applicable

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

Date: May 2, 2011

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)