Form 10-Q
period 2011-07-03
STANDARD REGISTER CO
filed 2011-08-05
CIK 93456

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 3, 2011
Common stock, $1.00 par value	24,347,813 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY
FORM 10-Q
For the Quarter Ended July 3, 2011

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
REVENUE
Products	$140,585	$141,226	$279,961	$286,580
Services	23,700	23,456	49,213	45,525
Total revenue	164,285	164,682	329,174	332,105
COST OF SALES
Products	97,412	97,380	191,956	196,760
Services	15,969	15,584	32,682	30,018
Total cost of sales	113,381	112,964	224,638	226,778
GROSS MARGIN	50,904	51,718	104,536	105,327
OPERATING EXPENSES
Selling, general, and administrative	52,030	50,508	104,333	104,653
Pension settlements	453	-	453	-
Restructuring and other exit costs	(251)	1,026	(177)	1,458
Total operating expenses	52,232	51,534	104,609	106,111
(LOSS) INCOME FROM OPERATIONS	(1,328)	184	(73)	(784)
OTHER INCOME (EXPENSE)
Interest expense	(572)	(601)	(1,144)	(991)
Other income	493	190	498	192
Total other expense	(79)	(411)	(646)	(799)
LOSS BEFORE INCOME TAXES	(1,407)	(227)	(719)	(1,583)
INCOME TAX BENEFIT	(497)	(117)	(344)	(660)
NET LOSS	$(910)	$(110)	$(375)	$(923)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$-	$(0.01)	$(0.03)

Dividends per share declared for the period	$0.05	$0.05	$0.10	$0.10

NET LOSS	$(910)	$(110)	$(375)	$(923)
Net actuarial loss reclassification, net of $(2,495), $(1,901),
$(4,952), and $(3,803) deferred income tax benefit	3,788	2,887	7,518	5,775
Net prior service credit reclassification, net of $487, $398,
$974, and $795 deferred income tax expense	(740)	(603)	(1,479)	(1,207)
Cumulative translation adjustment	(22)	(44)	(1)	(31)

COMPREHENSIVE INCOME	$2,116	$2,130	$5,663	$3,614

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 3,	January 2,
A S S E T S	2011	2011

CURRENT ASSETS
Cash and cash equivalents	$554	$531
Accounts and notes receivable, less allowance for doubtful
accounts of $3,128 and $2,816	110,144	122,308
Inventories	31,189	29,253
Deferred income taxes	11,991	11,991
Prepaid expense	10,823	8,962
Total current assets	164,701	173,045

PLANT AND EQUIPMENT
Land	2,221	2,221
Buildings and improvements	65,137	65,111
Machinery and equipment	178,309	181,808
Office equipment	164,203	165,600
Construction in progress	5,309	1,431
Total	415,179	416,171
Less accumulated depreciation	345,094	342,022
Total plant and equipment, net	70,085	74,149

OTHER ASSETS
Goodwill	6,557	6,557
Intangible assets, net	2,179	2,265
Deferred tax asset	99,574	102,996
Other	11,028	10,819
Total other assets	119,338	122,637

Total assets	$354,124	$369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 3,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2011

CURRENT LIABILITIES
Current portion of long-term debt	$1,456	$1,467
Accounts payable	36,764	34,110
Accrued compensation	12,347	15,056
Accrued restructuring and other exit costs	551	1,689
Deferred revenue	2,297	2,225
Other current liabilities	21,970	24,216
Total current liabilities	75,385	78,763

LONG-TERM LIABILITIES
Long-term debt	40,887	42,926
Pension benefit obligation	169,500	185,174
Retiree healthcare obligation	4,849	4,931
Deferred compensation	6,363	6,306
Environmental liabilities	3,734	3,823
Other long-term liabilities	3,198	3,060
Total long-term liabilities	228,531	246,220

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,362,133 and 26,227,199 shares	26,362	26,227
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	64,519	63,401
Accumulated other comprehensive losses	(136,861)	(142,900)
Retained earnings	141,688	143,562
Treasury stock at cost:
2,014,320 and 1,996,952 shares	(50,225)	(50,167)

Total shareholders' equity	50,208	44,848

Total liabilities and shareholders' equity	$354,124	$369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended	26 Weeks Ended
	July 3,	July 4,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375)	$(923)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	10,620	12,279
Restructuring charges	(177)	1,458
Pension and postretirement benefit expense	9,682	7,042
Deferred tax benefit	(556)	(660)
Other	1,612	1,141
Changes in operating assets and liabilities:
Accounts and notes receivable	11,478	2,943
Inventories	(1,936)	3,930
Restructuring spending	(961)	(3,450)
Accounts payable and accrued expenses	(750)	(6,689)
Pension and postretirement benefit obligations	(15,420)	(15,546)
Deferred compensation payments	(430)	(766)
Other assets and liabilities	(1,276)	(1,224)
Net cash provided by (used in) operating activities	11,511	(465)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,555)	(4,346)
Acquisition	-	(2,460)
Proceeds from sale of plant and equipment	19	65
Net cash used in investing activities	(6,536)	(6,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(1,328)	9,570
Principal payments on long-term debt	(721)	(777)
Proceeds from issuance of common stock	92	95
Dividends paid	(2,925)	(2,909)
Purchase of treasury stock	(58)	(34)
Net cash (used in) provided by financing activities	(4,940)	5,945

Effect of exchange rate changes on cash	(12)	(25)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	(1,286)
Cash and cash equivalents at beginning of period	531	2,404
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$554	$1,118

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$-	$4,311
Loan payable recorded for professional services	-	1,598

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

●	Whether the delivered item has value to the customer on a standalone basis; and
●
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

Multiple-element arrangements entered into prior to 2011

Arrangements entered into prior to 2011 continue to be accounted for in accordance with the revenue recognition standards effective prior to 2011.  Under previous revenue recognition guidance, deliverables represent separate units of accounting if the following criteria are met:

●	The delivered item has value to the customer on a standalone basis;
●	Objective and reliable evidence exists for the fair value of the undelivered item; and
●	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and is substantially in our control.

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

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS

The 2009 and 2008 restructuring plans and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2009 Plans

Restructuring and other exit costs of $148 in 2011 and $1,428 in 2010 relate to costs required to be expensed as incurred, primarily for the termination of contracts and the relocation of equipment.  In addition, in 2011, we reversed $325 of involuntary termination costs primarily as result of lower than expected employee severance costs.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	Q2 2011	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$3,150	$(304)	$3,077
Contract termination costs	2,600	31	1,463
Other associated exit costs	8,600	22	8,142

Total	$14,350	$(251)	$12,682

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Incurred	Reversed	Balance
	2010	in 2011	in 2011	2011

Involuntary termination costs	$878	$(358)	$(324)	$196
Contract termination costs	811	(456)	-	355

Total	$1,689	$(814)	$(324)	$551

2008 Plans

Restructuring and other exit costs of $30 in 2010 primarily relate to contract termination costs that were required to be expensed as incurred.

NOTE 5 – INCOME TAXES

The effective tax rate for the 26-week period ending July 3, 2011 was 47.9% compared to 41.7% for the 26-week period ending July 4, 2010.  The rate in 2011 was more favorable primarily due to the following factors: a higher proportion of taxable income during 2011 attributable to our operations in Mexico which is taxed at a lower rate than the United States; and a decrease in our liability for unrecognized tax benefits.  The effective tax rate for the 13-week period ending July 3, 2011 was 35.4% compared to 51.4% for the 13-week period ended July 4, 2010.  Permanent differences primarily related to share-based compensation awards resulted in the less favorable effective tax rate during the period.

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

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
(Shares in thousands)	2011	2010	2011	2010

Weighted average shares outstanding - basic	29,048	28,912	29,012	28,893
Effect of potentially dilutive securities	-	-	-	-

Weighted average shares outstanding - diluted	29,048	28,912	29,012	28,893

Due to the loss from continuing operations for the 13 and 26-week periods ending July 3, 2011 and July 4, 2010, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 7 – SHARE BASED COMPENSATION

In 2011, we adopted the 2011 Equity Incentive Plan, which provides for the granting of a maximum of 5,780,000 shares.  Awards in any form other than options or stock appreciation rights are counted as two shares for every one share actually issued.  The 2011 plan permits the grant of incentive or nonqualified stock options, restricted stock awards, performance share awards, and stock appreciation rights.  A committee of the Board of Directors (Committee) administers the plan and has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Key employees, including any executive officer or employee-director, and non-employee directors are eligible to receive awards under the plan.

The contractual term and exercise price for stock options granted under the plan are determined by the Committee.  However, the contractual term may not exceed 10 years, and the exercise price may not be lower than the fair market value of a share on the date of grant.  Options vest over periods determined when granted, generally four years, and are exercisable until the term expires.

Under the 2011 plan, shares subject to restricted stock award may be issued when the award is granted or at a later date.  The stock awards are subject to terms determined by the Committee, may have voting rights, and may include specified performance objectives.  The sale or transfer of these shares is restricted during the vesting period.  Recipients of restricted stock awards generally earn dividends during the vesting period that are paid only if the shares vest.

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Nonvested stock awards, service based	$137	$135	$249	$227
Nonvested stock awards, performance based	143	88	242	118
Stock options	415	254	670	512
Total share-based compensation expense	695	477	1,161	857
Income tax benefit	276	189	461	340
Net expense	$419	$288	$700	$517

Stock Options

The weighted-average fair value of stock options granted in 2011 was estimated at $1.64 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of options granted are as follows:

Risk-free interest rate	1.4%
Dividend yield	4.4%
Expected term	4 years
Expected volatility	79.9%

A summary of our stock option activity and related information for 2011 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 2, 2011	2,817,650	$9.54
Granted	1,506,924	3.38
Exercised	-	-
Forfeited/Canceled	(48,750)	10.59

Outstanding at July 3, 2011	4,275,824	$7.36

Exercisable at July 3, 2011	1,720,074	$11.88

Performance-Based Stock Awards

During the second quarter of 2011, the Company awarded 472,575 shares of performance-based restricted stock.  The performance-based stock awards will vest only upon the achievement of specific measurable performance criteria, and continued employment for two additional years.  Twenty-five percent of the shares will vest upon the achievement of specific performance goals by the Company for 2011.  The remaining shares will vest as follows: 25% in April 2012 and 50% in April 2013.  These shares have voting rights and accrue dividends during the performance period which will be paid if the shares vest.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of performance is not attained by the end of 2011, these stock awards will be forfeited and canceled, and all expense recognized to date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted upon performance above the target level.

The fair value of the performance-based stock awards was based on the closing market price of our common stock on the date of award.  Expense for performance-based awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.  We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.  Compensation expense is being recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on the actual level of achievement of the performance goal.

For performance shares issued in 2010, the performance goals allowed partial vesting if a minimum level of performance was attained in 2010.  Based on the level of performance achieved, 163,574 shares were earned and 76,979 shares were forfeited and canceled in 2011.

A summary of our performance-based stock award activity and related information for 2011 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 2, 2011	240,550	$5.82
Granted	472,575	3.39
Vested	(40,898)	5.82
Forfeited/Canceled	(76,979)	5.82

Nonvested at July 3, 2011	595,248	$3.89

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2011 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2011 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value

Nonvested at January 2, 2011	198,556	$5.66
Granted	153,400	3.39
Vested	(66,441)	6.56
Forfeited/Canceled	(125)	13.07

Nonvested at July 3, 2011	285,390	$4.23

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Interest cost on projected benefit obligation	$5,455	$6,099	$10,919	$12,199
Expected return on plan assets	(5,857)	(6,463)	(11,715)	(12,926)
Amortization of prior service costs	-	148	-	296
Amortization of net actuarial losses from prior periods	6,069	4,668	12,142	9,336
Settlement loss	453	-	453	-
Total	$6,120	$4,452	$11,799	$8,905

As a result of associates retiring in 2011 and electing a lump-sum payment of their pension benefits under our non-qualified retirement plan, we recognized a settlement loss during the second quarter of 2011.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.  As part of the settlement, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.  This non-cash charge is included in net periodic benefit cost.

NOTE 9 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010

Interest cost	$54	$96	$108	$192
Amortization of prior service cost	(1,227)	(1,150)	(2,453)	(2,299)
Amortization of net actuarial losses from prior periods	114	123	228	244

Total	$(1,059)	$(931)	$(2,117)	$(1,863)

NOTE 10 – SEGMENT REPORTING

In 2011, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for 2010 has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

Information about our operations by segment for the 13-week periods ended July 3, 2011 and July 4, 2010 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2011	$59,051	$43,174	$41,640	$20,420	$164,285
	2010	59,003	43,406	44,256	18,017	164,682
Operating income (loss)	2011	$3,824	$1,359	$(330)	$(401)	$4,452
	2010	4,062	2,370	(393)	(663)	5,376

Information about our operations by segment for the 26-week periods ended July 3, 2011 and July 4, 2010 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2011	$119,723	$86,480	$81,971	$41,000	$329,174
	2010	123,264	88,120	85,907	34,814	332,105
Operating income (loss)	2011	$8,507	$3,050	$(623)	$388	$11,322
	2010	8,024	3,467	(2,532)	(1,537)	7,422

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
Segment operating income	$4,452	$5,376	$11,322	$7,422
Restructuring and other exit costs	251	(1,026)	177	(1,458)
Amortization of net actuarial losses	(6,069)	(4,668)	(12,142)	(9,336)
Pension settlement	(453)	-	(453)	-
Other unallocated pension	402	364	796	727
Other unallocated	(54)	(76)	(94)	(11)
LIFO adjustment	143	214	321	1,872
Total other expense	(79)	(411)	(646)	(799)
Loss before income taxes	$(1,407)	$(227)	$(719)	$(1,583)

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

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and, in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, we believe it is probable that we will be able to recover a portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,350 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

On July 6, 2011, we acquired 100% of the ownership interest in iMedConsent, LLC (dba Dialog Medical) for approximately $5.2 million in cash, plus up to an additional $2.0 million in contingent payments based upon performance of the acquired business through the two-year anniversary of the transaction.  Dialog Medical provides solutions for managing the patient informed consent process and will be operated as a wholly-owned subsidiary reporting through our Healthcare business unit.  We believe this acquisition strengthens and broadens our leadership in the healthcare market and will enable us to help our customers advance their reputations by improving patient safety, compliance, critical patient communications and operational performance.  We are currently in the process of determining the initial accounting for this acquisition.

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
●	decline in legacy products
●	expansion in core growth products
●	future financial condition, revenue trends, and cash flows
●	revenue from in-mold label products
●	projected costs or cost savings
●	capital expenditures
are forward-looking statements that involve certain risks and uncertainties.  Because forward-looking statements deal with future events, actual results for fiscal year 2011 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to
●	the success of our plans to deal with the threats and opportunities brought by digital technology
●	the pace at which digital technologies erode the demand for certain traditional printed documents
●	our ability to attract and retain key personnel
●	variation in demand and acceptance of the Company's products and services
●	frequency, magnitude, and timing of paper and other raw material price changes
●	timing of the completion and integration of acquisitions
●	results of cost-containment strategies.

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

This Management’s Discussion and Analysis includes the following sections:

●	Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

●	Results of Operations—An analysis of consolidated results of operations and segment results for the second quarter and first half of 2011 and 2010.

●	Liquidity and Capital Resources—An analysis of cash flows and discussion of financial condition.

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

We believe that some of the more critical estimates and related assumptions are in the areas of pension benefit plan assumptions, fair value measurements, deferred taxes, inventories, environmental liabilities, revenue recognition, and share-based and incentive compensation.  For a detailed discussion of these critical accounting estimates, see the Management’s Discussion and Analysis included in our Annual Report.  The following is a discussion of changes to those policies and estimates during 2011.

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

Share-Based and Incentive Compensation

During the second quarter of 2011, the Company awarded 472,575 shares of performance-based restricted stock.  Twenty-five percent of the shares will vest upon the achievement of specific performance goals by the Company in 2011.  The remaining shares will vest as follows: 25% in April 2012 and 50% in April 2013.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of performance is not attained by the end of 2011, these stock awards will be forfeited and canceled, and all expense recognized to that date will be reversed.  The amount of shares that ultimately vest could range from 50% to 150% of the initial shares granted.  Additional shares will be granted upon performance above the target level.

The Company also has an approved management incentive plan for 2011 that will allow payment of cash awards based upon the achievement of three separate performance goals by the Company and its operating segments by the end of 2011.  Awards will be determined based upon the level of achievement of each of the performance goals, with no awards for performance under a minimum level.  Awards are also subject to a maximum payout once a certain level of performance is achieved.

The amount of compensation expense recognized under these arrangements is dependent on the total amount of performance-based shares we expect to vest and the expected achievement level of performance goals.  This requires us to evaluate the probability of achieving the annual performance goals and assess the level of goal achievement each quarter.  We are currently accruing expense based upon achieving performance sufficient to earn 50% of the performance-based shares.  Total expense over the three-year vest period for these awards would be approximately $0.8 million at this performance level, of which $0.1 million has been accrued.  For the management incentive plan, we are currently accruing expense based upon achieving performance sufficient to earn awards in the amount of $2.4 million for 2011, of which $1.2 million has been accrued.  The actual amount of compensation expense recorded in future periods could increase or decrease based on changes in our expectations and the actual level of achievement of the performance goals.

Goodwill

During the second quarter of 2011, we performed the annual impairment test for goodwill.  The test was performed at the reporting unit level using the two-step approach required by generally accepted accounting principles.

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

To determine fair value, we followed an income approach utilizing a discounted future cash flow methodology.  The determination of the fair value of the reporting units required us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions.  In addition, we made certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Though we believe our assumptions are reasonable, actual financial results could be different due to unanticipated events and circumstances that may occur.  The following describes the key assumptions used in our fair value calculations:

●
Revenue and cost assumptions:  Using historical trending and internal forecasting techniques, we projected revenue and costs for the remainder of 2011 through 2014.  Factory cost/revenue forecasts were based on both historical information and the Company’s current strategic plan.  A terminal value was then applied to the projected cash flow stream based on the three-year cash flow.

We calculated three outcomes: a most likely, a best case, and a worst case based on future cash flow projections. All outcomes were weighted to arrive at an overall projected cash flow.

●	Discount rate determination: We used the industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.

The results of our test indicated that the fair values of our reporting units were greater than their carrying value; therefore, goodwill was not impaired.

In addition to calculating a range of possible outcomes, we also performed a sensitivity analysis designed to understand the relative impact of the major assumptions used in our calculations.  If our estimate of expected future cash flows had been 5% lower, or there was a 1% variation in either the terminal value or the discount rate , the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

Recently Adopted and Issued Accounting Pronouncements
Recently adopted and issued accounting standards and their estimated effect on our consolidated financial statements are described in Note 2, “Recently Adopted and Issued Accounting Pronouncements,” to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

During the first half of 2011, we continued advancing core growth products, with increased revenue in these products in each of our business units.  New products aligned with our strategic focus were also introduced, and initial responses to these solutions have been positive.  Our market focus allowed us to continue to expand sales to existing customers and acquire new customers.  However, declines in the overall demand for our legacy products continued to slightly outpace these advancements, with declines in our Commercial business unit exceeding anticipated rates of decline.

To overcome the declines in our legacy products, we expect to accelerate the advancement of our core growth solutions, expand sales with existing customers, and increase our customer base in the second half of 2011.  Consistent with these plans, subsequent to the end of the second quarter, we acquired 100% of the ownership interest in iMedConsent, LLC (dba Dialog Medical).  Dialog Medical provides solutions for managing the patient informed consent process and will be operated as a wholly-owned subsidiary reporting through our Healthcare business unit.  We believe this acquisition strengthens and broadens our leadership in the healthcare market, compliments our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market.

We also remained focused on controlling costs through our continuous cost improvement program and realized cost savings as compared to 2010.  The savings allowed us to maintain our gross margin percentage and improve profit during the first half of 2011 despite lower revenue and higher costs related to newly acquired business and material costs.

Key financial results for the first half of 2011 were:

●
Revenue for the second quarter of 2011 was relatively flat compared to 2010.  Increased sales in growth products during the second quarter offset slow growth in the first quarter, resulting in a slight decline in revenue for the first half 2011 of approximately 1% compared with 2010.

●	The net loss improved from $0.9 million or $0.03 per share in the first half of 2010 to $0.4 million or $0.01 per share in 2011.

●	Cash flow on a net debt basis was a positive $1.3 million compared to a negative $10.9 million in the first half of 2010.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.

In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, restructuring charges, and asset impairments.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance.

	13 Weeks Ended			26 Weeks Ended
Consolidated Results	July 3, 2011	July 4, 2010	% Change	July 3, 2011	July 4, 2010	% Change
Revenue	$164.3	$164.7	0%	$329.2	$332.1	-1%
Cost of sales	113.3	113.0	0%	224.6	226.8	-1%
Gross margin	51.0	51.7	-1%	104.6	105.3	-1%
Gross margin % of sales	31.0%	31.4%		31.8%	31.7%

SG&A expense	52.0	50.5	3%	104.3	104.6	0%
Pension settlement	0.5	-	100%	0.5	-	100%
Restructuring and other exit costs	(0.2)	1.0	-120%	(0.2)	1.5	-113%
Other expense, net	0.1	0.4	-75%	0.7	0.8	-13%
Loss before income taxes	(1.4)	(0.2)	-600%	(0.7)	(1.6)	56%
Income tax benefit	(0.5)	(0.1)	400%	(0.3)	(0.7)	-57%
% rate	35.4%	51.4%		47.9%	41.7%
Net loss	$(0.9)	$(0.1)	-800%	$(0.4)	$(0.9)	56%

Non-GAAP net income:
Net loss	$(0.9)	$(0.1)		$(0.4)	$(0.9)
Adjustments:
Pension loss amortization	6.0	4.6		12.1	9.3
Pension settlement	0.5	-		0.5	-
Restructuring and other exit costs	(0.2)	1.1		(0.2)	1.5
Income tax effect of adjustments (at statutory tax rates)	(2.5)	(2.3)		(4.9)	(4.3)
Non-GAAP net income	$2.9	$3.3		$7.1	$5.6

Revenue and cost of sales

The following table details the estimated changes in revenue and cost of sales due to units and price for the second quarter and first half of 2011.  Changes in product mix did not materially contribute to the changes.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-1%	-2%	-1%	-2%
Price	1%	1%	1%	1%
	-	-1%	-	-1%

Unit declines in revenue and cost of sales during the second quarter and first half of 2011 were driven primarily by declines in legacy products.  Increased sales of our core growth products, primarily marketing solutions and certain label products, partially offset these declines, with higher rates of expansion during the second quarter.

Increases in revenue due to price for the quarter and the first half of 2011 were driven primarily by the pass-through of material price increases. Cost of sales increased due to price in the first half of 2011 by approximately $3.0 million as a result of higher material costs and increased costs associated with newly acquired customers.  Costs also increased in the first half of 2011 as compared to 2010 due to a $1.6 million less favorable LIFO adjustment.  However, we realized savings of approximately $3.0 million from previously implemented cost reduction initiatives, which partially offset these increases.  As a result, the gross margin percentages for the second quarter and first half of 2011 were relatively consistent with 2010.

SG&A expense

We continued to realize benefits from previously implemented restructuring and cost reduction initiatives, primarily in selling compensation and related expenses, communication service costs, and facility costs.  In addition, employee healthcare costs and planned technology spending were lower in 2011 as compared with 2010.  However, increased pension amortization of approximately $2.8 million for the first half of 2011 combined with the absence of one-time sales tax refunds of approximately $1 million during the second quarter of 2011 offset these savings.  As a result, total SG&A expense increased during the second quarter of 2011 but was slightly lower for the first half of 2011 as compared to 2010.

Pension settlement

As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $0.5 million in the second quarter related to our non-qualified retirement plan.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.

Restructuring

During the second quarter of 2011, approximately $0.3 million of severance expense related to our 2009 restructuring plan was reversed to reflect current estimates of actual severance expected to be paid.

Taxes

The year-to-date effective tax rate for 2011 was more favorable compared with 2010 primarily as a result of the following factors: a higher proportion of taxable income during 2011 attributable to our operations in Mexico which is taxed at a lower rate than the United States; and a decrease in our liability for unrecognized tax benefits.  Permanent differences primarily related to share-based compensation awards resulted in a less favorable effective tax rate during the second quarter of 2011 as compared with 2010.

Net loss

Net loss for the first half of 2011 improved from a loss of $0.9 million to a loss of $0.4 million due primarily to reduced restructuring expenses.  Excluding pension loss amortization, pension settlement, and restructuring, non-GAAP net income for the first half of 2011 improved to $7.1 million compared with $5.6 million in 2010.

Due to increased SG&A expenses and less favorable tax expense during the second quarter, the net loss for the second quarter increased from a loss of $0.1 million in 2010 to a loss of $0.9 million in 2011.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13 and 26-week periods ended July 3, 2011 and July 4, 2010.  During the first quarter of 2011, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for 2010 has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

	13 Weeks Ended				26 Weeks Ended
	July 3,		July 4,		July 3,		July 4,
	2011		2010	% Chg	2011		2010	% Chg
Revenue
Healthcare	$59.1		$59.0	0.1%	$119.7		$123.3	-2.9%
Financial Services	43.2		43.4	-0.5%	86.5		88.1	-1.8%
Commercial Markets	41.6		44.3	-6.1%	82.0		85.9	-4.5%
Industrial	20.4		18.0	13.3%	41.0		34.8	17.8%
Consolidated Revenue	$164.3		$164.7	-0.2%	$329.2		$332.1	-0.9%

		% Rev		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$20.9	35.4%	$21.5	36.4%	$43.5	36.3%	$45.0	36.5%
Financial Services	12.8	29.6%	13.5	31.1%	25.9	29.9%	26.8	30.4%
Commercial Markets	11.6	27.9%	11.7	26.2%	22.8	27.8%	22.0	25.6%
Industrial	5.4	26.9%	4.8	27.1%	12.0	29.3%	9.6	27.5%
Total Segments (1)	$50.7	30.9%	$51.5	31.3%	$104.2	31.7%	$103.4	31.7%

Operating Income (Loss)
Healthcare	$3.8	6.4%	$4.0	6.8%	$8.5	7.1%	$8.0	6.5%
Financial Services	1.3	3.0%	2.3	5.3%	3.0	3.5%	3.4	3.9%
Commercial Markets	(0.3)	-0.7%	(0.4)	-0.9%	(0.6)	-0.7%	(2.5)	-2.9%
Industrial	(0.4)	-2.0%	(0.6)	-3.7%	0.4	1.0%	(1.5)	-4.3%
Total Segments (1)	$4.4	2.7%	$5.3	3.2%	$11.3	3.4%	$7.4	2.2%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 10-Segment Reporting of the Notes to Financial Statements.

Healthcare

The following table details the estimated changes in revenue and cost of sales due to units and price for the second quarter and first half of 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-	-3%	-	-3%
Price	-	-	1%	-
	-	-3%	1%	-3%

Unit declines in revenue and cost of sales in the first half of 2011 were driven primarily by reduced demand for administrative and clinical forms.  However, expansion in our core growth solutions, particularly during the second quarter, and an expansion in our customer base for administrative and clinical forms partially offset these declines.  Cost of sales increased in the second quarter primarily as a result of higher material costs.

In July 2011, we acquired Dialog Medical, a recognized leader in standardizing, automating and documenting the informed consent process.  Its iMedConsent(TM) solution is used by approximately 200 hospitals and 15,000 physicians.  The solution is used for educating and informing patients about conditions, diagnoses, and treatments.  It streamlines internal practices, standardizes communication across the enterprise, and better documents informed consent encounters. The acquisition is expected to strengthen and broaden our leadership in the healthcare market and help our customers advance their reputations by improving patient safety, compliance, critical patient communications, and operational performance.

We expect to continue expanding in our core growth products and increasing our market share in administrative and clinical forms.  This growth combined with increased sales as a result of the Dialog Medical acquisition is expected to increase revenue for 2011 as compared to 2010.  However, slower than anticipated rates of expansion in our core growth products during the last half of 2011and the potential loss of revenue from one customer during the fourth quarter could impede our ability to realize an increase in total revenue for the year as compared with 2010.

Financial Services

The following table details the estimated changes in revenue and cost of sales due to units and price for the second quarter and first half of 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-	-2%	-	-1%
Price	-	-	1%	-
	-	-2%	1%	-1%

For the second quarter and first half of 2011, revenue and cost of sales declined primarily due to units.  We continued to see the effects of technology erosion within the market, with unit declines in specialized print solutions accounting for a decline in revenue of approximately 6% for the first half of 2011.  However, we continued to expand in marketing and customer communication solutions, which fully offset these declines in the second quarter.

Cost of sales increased during the second quarter due to higher material costs and initial costs associated with newly acquired customers.  These increases offset continued improvements in cost of sales from previously implemented cost reduction initiatives.  In addition, the pass-through of recent material price increases was slower than anticipated.  As a result, the gross margin percentage for the second quarter and first half of 2011 declined as compared to 2010.

Commercial Markets

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for the second quarter and first half of 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-7%	-6%	-6%	-5%
Price	1%	1%	-1%	-1%
Mix	-	-	-1%	-1%
	-6%	-5%	-8%	-7%

Revenue and cost of sales declined primarily due to units for the second quarter and first half of 2011.  Non-repeat orders in marketing solutions and reduced demand for legacy products, offset partially by a slight expansion in some core growth products, drove the declines.  Revenue increased due to price primarily as a result of the pass through of material cost increases.

Cost of sales declined due to price for the second quarter and the first half of 2011 as we continued to realize savings from previously implemented cost initiatives.  These savings offset increased material prices of approximately 1% for the second quarter and first half of 2011.  Changes in product mix from some lower margin legacy products to higher margin core growth products during the second quarter also decreased costs approximately 1%.  As a result, the gross margin percentages improved for the second quarter and first half of 2011 as compared with 2010.

Industrial

The following table details the estimated changes in revenue and cost of sales due to units and price for the second quarter and first half of 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	11%	11%	10%	11%
Price	2%	7%	4%	4%
	13%	18%	14%	15%

Revenue and cost of sales increased due to units as a result of expansion in sales to new and existing customers of our in-mold label products, specialized print solutions, and marketing solutions and higher order levels with existing customers resulting from improved economic conditions.  Revenue from in-mold label products was approximately $1.7 million in the first half of 2011, an increase of approximately 95% as compared with 2010.

For the first half of 2011, pricing increases in revenue were driven by targeted efforts to improve profit margins and the pass-through of material price increases.  These improvements, combined with the increased volume, drove the improvement in gross margin percentage and operating profit for the first half of 2011 as compared with 2010.  The rate of increase in the second quarter was lower primarily as a result of one-time price adjustments and reductions in pricing in accordance with certain contracts during the quarter.

The price increase in cost of sales for the quarter and first half of 2011 was due to material cost increases and higher production costs due to lower than expected volume levels.  We expect upward pressure on material prices to continue throughout the year.  To offset these increases, we will continue to pass through a portion of these costs pursuant to our agreements with our customers and improve our cost structure through additional productivity improvements.

We had originally expected annual 2011 revenue from in-mold label products to be approximately $11 million.  However, revenue for 2011 is now expected to be lower than projected due to delays in acquiring and implementing new customers.

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

Summarized Statements of Cash Flows are presented below:

	26 Weeks Ended
	July 3,	July 4,
	2011	2010

Net cash provided by (used in) operating activities	11.5	(0.5)
Net cash used in investing activities	(6.5)	(6.8)
Net cash (used in) provided by financing activities	(5.0)	6.0
Net change in cash	$-	$(1.3)

Memo:
Add back credit facility repaid (borrowed)	1.3	(9.6)
Cash flow on a net debt basis	$1.3	$(10.9)

Net cash provided by operating activities increased in 2011 primarily due to higher collections on accounts receivable.  As a result, cash flow on a GAAP basis improved from a negative $1.3 million in 2010 to neutral in 2011.  We expect to make contributions to our qualified pension plan of approximately $24 to $30 million in 2011, of which $13 million was made during the first half of 2011.

Net cash used in investing activities consisted of capital expenditures.  We expect higher expenditures in future quarters, with total capital expenditures expected to be in the range of $18 to $21 million for the year.  Additionally, subsequent to the end of the second quarter, we acquired 100% of the ownership interest in iMedConsent, LLC.  We paid approximately $5.2 million at the time of purchase and will pay up to an additional $2.0 million in contingent payments based upon performance of the acquired business through the two-year anniversary of the transaction.

The increase in cash used in financing activities was driven by higher repayments on our Credit Facility compared with 2010.  Excluding these repayments, overall cash flow on a net-debt basis was $12.2 million higher in 2011 as compared with 2010.

Capital Structure

	July 3,	January 2,
	2011	2011	Change
Credit Facility	$38.4	$39.7	$(1.3)
Less Cash and Cash Equivalents	(0.6)	(0.5)	(0.1)
Net Debt	37.8	39.2	(1.4)
Capitalized Lease Obligation	3.3	3.7	(0.4)
Loan Payable	0.6	0.9	(0.3)
Total Debt	41.7	43.8	(2.1)
Equity	50.2	44.8	5.4
Total Capital	$91.9	$88.6	$3.3
Total Debt:Total Capital	45%	49%
Total Debt:Total Capital on a GAAP basis	46%	50%

Net debt decreased in 2011 due to a reduction in outstanding borrowings under our Credit Facility enabled by increased collections from accounts receivable.

At quarter end, we had $52.7 million available under the Credit Facility.  We believe that the combination of our internally-generated funds, available cash reserves, and our credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of July 3, 2011.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the second quarter of fiscal 2011, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit #	Description
2	Plan of acquisition, reorganization, arrangement,
	liquidation or succession	Not applicable
3	Articles of incorporation and bylaws	Not applicable
4	Instruments defining the rights of security holders,
	including indentures	Not applicable
10.1	The Standard Register Company 2011 Equity Incentive Plan	Included
10.2	Third Amendment to The Standard Register Company Management	Included
Incentive Compensation Plan
11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
22	Published reports regarding matters submitted
	to vote of security holders	Not applicable
23.1	Consent of Independent Registered Public Accounting Firm	Included
24	Power of attorney	Not applicable
31.1	Certification of Chief Executive Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of Chief Financial Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certifications pursuant to 18 U.S.C Section 1350, as adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Report of Independent Registered Public Accounting Firm	Included
101	The following financial information from The Standard Register
Company Quarterly Report on Form 10-Q for the quarter ended
July 3, 2011, formatted in XBRL (eXtensible Business Reporting Language):
Consolidated Statements of Income and Comprehensive Income,
Consolidated Balance Sheets, Consolidated Statements of Cash Flows,
	and Notes to Consolidated Financial Statements	Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)