Form 10-Q
period 2011-10-02
STANDARD REGISTER CO
filed 2011-11-10
CIK 93456

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 2, 2011
Common stock, $1.00 par value	24,363,671 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY
FORM 10-Q
For the Quarter Ended October 2, 2011

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
REVENUE
Products	$135,638	$139,834	$419,296	$424,025
Services	21,905	23,754	67,421	71,668
Total revenue	157,543	163,588	486,717	495,693
COST OF SALES
Products	97,302	97,258	294,306	292,775
Services	13,982	14,553	41,616	45,814
Total cost of sales	111,284	111,811	335,922	338,589
GROSS MARGIN	46,259	51,777	150,795	157,104
OPERATING EXPENSES
Selling, general, and administrative	51,071	49,276	155,404	153,929
Pension settlements and postretirement plan amendment	(20,239)	-	(19,786)	-
Environmental remediation	69	(803)	69	(803)
Restructuring and other exit costs	112	32	(65)	1,490
Total operating expenses	31,013	48,505	135,622	154,616
INCOME FROM OPERATIONS	15,246	3,272	15,173	2,488
OTHER INCOME (EXPENSE)
Interest expense	(630)	(626)	(1,774)	(1,617)
Other income	60	11	558	203
Total other expense	(570)	(615)	(1,216)	(1,414)
INCOME BEFORE INCOME TAXES	14,676	2,657	13,957	1,074
INCOME TAX EXPENSE	6,257	1,276	5,913	616

NET INCOME	$8,419	$1,381	$8,044	$458

BASIC AND DILUTED INCOME PER SHARE	$0.29	$0.05	$0.28	$0.02

Dividends per share declared for the period	$0.05	$0.05	$0.15	$0.15

NET INCOME	$8,419	$1,381	$8,044	$458
Net actuarial loss reclassification, net of ($3,956), ($1,903),
($8,945), and ($5,706) deferred income tax benefit	6,006	2,888	13,581	8,663
Net prior service credit reclassification, net of $10,024, $398
and $10,998, $1,193 deferred income tax expense	(15,218)	(604)	(16,697)	(1,811)
Prior service credit, net of ($2,015) deferred income tax benefit	3,059	-	3,059	-
Net actuarial gains, net of $48 and $11 deferred income tax expense	74	-	17	-
Cumulative translation adjustment	(136)	(14)	(137)	(45)

COMPREHENSIVE INCOME	$2,204	$3,651	$7,867	$7,265

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 2,	January 2,
A S S E T S	2011	2011

CURRENT ASSETS
Cash and cash equivalents	$514	$531
Accounts and notes receivable, less allowance for doubtful
accounts of $3,018 and $2,816	109,811	122,308
Inventories	29,814	29,253
Deferred income taxes	11,991	11,991
Prepaid expense	10,926	8,962
Total current assets	163,056	173,045

PLANT AND EQUIPMENT
Land	1,919	2,221
Buildings and improvements	65,058	65,111
Machinery and equipment	180,079	181,808
Office equipment	167,549	165,600
Construction in progress	2,799	1,431
Total	417,404	416,171
Less accumulated depreciation	347,197	342,022
Plant and equipment, net	70,207	74,149
Net assets held for sale	324	-
Total plant and equipment, net	70,531	74,149

OTHER ASSETS
Goodwill	7,456	6,557
Intangible assets, net	7,295	2,265
Deferred tax asset	97,482	102,996
Other	8,296	10,819
Total other assets	120,529	122,637

Total assets	$354,116	$369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	October 2,	January 2,
LIABILITIES AND SHAREHOLDERS' EQUITY	2011	2011

CURRENT LIABILITIES
Current portion of long-term debt	$1,304	$1,467
Accounts payable	34,940	34,110
Accrued compensation	14,929	15,056
Accrued restructuring and other exit costs	521	1,689
Deferred revenue	5,844	2,225
Other current liabilities	22,805	24,216
Total current liabilities	80,343	78,763

LONG-TERM LIABILITIES
Long-term debt	47,769	42,926
Pension benefit obligation	161,703	185,174
Retiree healthcare obligation	-	4,931
Deferred compensation	5,514	6,306
Environmental liabilities	3,661	3,823
Other long-term liabilities	3,684	3,060
Total long-term liabilities	222,331	246,220

COMMITMENTS AND CONTINGENCIES - see Note 12

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,377,991 and 26,227,199 shares	26,378	26,227
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	65,032	63,401
Accumulated other comprehensive losses	(143,077)	(142,900)
Retained earnings	148,609	143,562
Treasury stock at cost:
2,014,320 and 1,996,952 shares	(50,225)	(50,167)
Total shareholders' equity	51,442	44,848

Total liabilities and shareholders' equity	$354,116	$369,831

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended	39 Weeks Ended
	October 2,	October 3,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,044	$458
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,884	17,840
Restructuring charges	(65)	1,490
Pension and postretirement benefit (income) expense	(5,948)	10,563
Share-based compensation	1,647	1,292
Deferred tax expense	5,546	139
Other	793	563
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable	12,561	(1,340)
Inventories	(561)	3,602
Restructuring spending	(1,103)	(4,361)
Accounts payable and accrued expenses	(57)	1,438
Pension and postretirement benefit obligations	(23,207)	(20,420)
Deferred compensation payments	(438)	(1,793)
Other assets and liabilities	3,514	1,456
Net cash provided by operating activities	16,610	10,927

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(12,022)	(6,458)
Acquisition, net of cash received	(4,905)	(2,460)
Proceeds from sale of plant and equipment	40	164
Net cash used in investing activities	(16,887)	(8,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	5,772	1,291
Principal payments on long-term debt	(1,091)	(1,124)
Proceeds from issuance of common stock	136	144
Dividends paid	(4,380)	(4,356)
Purchase of treasury stock	(58)	(34)
Net cash provided by (used in) financing activities	379	(4,079)

Effect of exchange rate changes on cash	(119)	(22)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17)	(1,928)
Cash and cash equivalents at beginning of period	531	2,404
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$514	$476

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$-	$4,384
Loan payable recorded for professional services	-	1,598

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

NOTE 4 – ACQUISITIONS

On July 6, 2011, we acquired 100% of the ownership interest in iMedConsent, LLC (dba Dialog Medical).  Dialog Medical provides solutions for managing the patient informed consent process and will be operated as a wholly-owned subsidiary reporting through our Healthcare segment.  We believe this acquisition strengthens and broadens our leadership in the healthcare market and will enable us to help our customers advance their reputations by improving patient safety, compliance, critical patient communications and operational performance.

The total purchase price was $6,217 which includes $4,941 paid in cash, a $650 note payable to be paid over two years, and $626 of contingent consideration expected to be paid that is based upon achievement of certain revenue targets by Dialog Medical through July 6, 2013.   The maximum payout under the contingent arrangement is $2,000.

The acquisition was accounted for as a business combination; therefore, the identifiable assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition.  Except for the working capital adjustment required by the agreement, all values recorded for the acquisition are final.  The purchase price allocation consisted of: $5,389 for identifiable intangibles; $899 for goodwill; and ($71) in net working capital accounts.

Identifiable intangibles included: acquired software technology of $2,650, customer relationships of $2,610, and a trademark of $129.  The acquired software technology and trademark are being amortized on a straight-line basis over an estimated useful life of 7 years.  Customer relationships are being amortized on an accelerated basis over 8 years.  Goodwill, which was allocated to our Healthcare segment, primarily represents the value of the assembled workforce and expected synergies and other benefits that we believe will result from the acquisition.

Pro forma financial information and other disclosures have not been presented because the acquisition is not considered material to our consolidated financial position or results of operations.

NOTE 5 – RESTRUCTURING, OTHER EXIT COSTS, AND ASSETS HELD FOR SALE

The 2009 and 2008 restructuring plans and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2009 Plans

Restructuring and other exit costs of $260 in 2011 and $1,409 in 2010 relate to costs required to be expensed as incurred, primarily for the termination of contracts and the relocation of equipment.  In addition, in 2011, we reversed $325 of involuntary termination costs primarily as result of lower than expected employee severance costs .

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	Q3 2011	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$3,150	$-	$3,077
Contract termination costs	2,600	107	1,570
Other associated exit costs	8,600	5	8,147

Total	$14,350	$112	$12,794

A summary of the 2009 restructuring accrual activity is as follows:

	Balance	Accrued	Incurred	Reversed	Balance
	2010	in 2011	in 2011	in 2011	2011

Involuntary termination costs	$878	$-	$(358)	$(324)	$196
Contract termination costs	811	108	(594)	-	325

Total	$1,689	$108	$(952)	$(324)	$521

2008 Plans

Restructuring and other exit costs of $81 in 2010 primarily relate to contract termination costs that were required to be expensed as incurred.

Assets Held for Sale

As of October 2, 2011, the carrying value of a previous print facility in Houston, Texas met the criteria to be classified as held for sale; accordingly, we have classified it as Net Assets Held for Sale in the accompanying Consolidated Balance Sheets.

NOTE 6 – INCOME TAXES

The effective tax rates for the 13 and 39-week periods ending October 2, 2011 were 42.7% and 42.4% compared to 48.0% and 57.4% for the 13 and 39-week periods ending October 3, 2010.  The rates in 2010 were higher primarily due to the following factors: permanent differences related to the deductibility of executive compensation and higher state taxes related to gross margin-based taxes.

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

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
(Shares in thousands)	2011	2010	2011	2010

Weighted average shares outstanding - basic	29,080	28,933	29,035	28,906
Effect of potentially dilutive securities	124	1	164	34

Weighted average shares outstanding - diluted	29,204	28,934	29,199	28,940

No outstanding options were included in the computation of diluted EPS for the 13-week and 39-week periods ending October 2, 2011 and October 3, 2010 because the exercise prices of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

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

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Nonvested stock awards, service based	$124	$109	$373	$336
Nonvested stock awards, performance based	(9)	86	233	204
Stock options	371	240	1,041	752
Total share-based compensation expense	486	435	1,647	1,292
Income tax benefit	193	173	654	513
Net expense	$293	$262	$993	$779

Stock Options

The weighted-average fair value of stock options granted in 2011 was estimated at $1.64 per share, using the Black-Scholes option-pricing model.  Expense is being amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of options granted are as follows:

Risk-free interest rate	1.4%
Dividend yield	4.4%
Expected term	4 years
Expected volatility	79.9%

A summary of our stock option activity and related information for 2011 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 2, 2011	2,817,650	$9.54
Granted	1,506,924	3.38
Exercised	-	-
Forfeited/Canceled	(48,750)	10.89

Outstanding at October 2, 2011	4,275,824	$7.36

Exercisable at October 2, 2011	1,720,074	$11.88

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

The fair value of the performance-based stock awards was based on the closing market price of our common stock on the date of award.  Expense for performance-based awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.  We recognize compensation expense for awards subject to performance criteria when it is probable that the performance goal will be achieved.  Compensation expense is being recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on the actual level of achievement of the performance goal.  In the third quarter of 2011, we reversed $191,632 of previously recorded compensation expense related to performance-based restricted stock issued in 2011 that is not expected to vest.

For performance shares issued in 2010, the performance goals allowed partial vesting if a minimum level of performance was attained in 2010.  Based on the level of performance achieved, 163,574 shares were earned and 76,979 shares were forfeited and canceled in 2011.

A summary of our performance-based stock award activity and related information for 2011 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 2, 2011	240,550	$5.82
Granted	472,575	3.39
Vested	(40,898)	5.82
Forfeited/Canceled	(76,979)	5.82

Nonvested at October 2, 2011	595,248	$3.89

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2011 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 4 years.  A summary of our service-based stock award activity and related information for 2011 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value

Nonvested at January 2, 2011	198,556	$5.66
Granted	153,400	3.39
Vested	(66,441)	6.56
Forfeited/Canceled	(312)	10.92

Nonvested at October 2, 2011	285,203	$4.22

NOTE 9 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Interest cost on projected benefit obligation	$5,455	$6,100	$16,374	$18,299
Expected return on plan assets	(5,858)	(6,463)	(17,573)	(19,390)
Amortization of prior service costs	-	148	-	445
Amortization of net actuarial losses from prior periods	6,070	4,668	18,212	14,004
Settlement loss	-	-	453	-
Total	$5,667	$4,453	$17,466	$13,358

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

NOTE 10 – POSTRETIREMENT BENEFIT PLANS

Net postretirement benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010

Interest cost	$53	$96	$161	$289
Amortization of prior service credits	(1,226)	(1,150)	(3,679)	(3,449)
Amortization of net actuarial losses	114	122	342	365
Recognition of new prior service credit	(5,074)	-	(5,074)	-
Recognition of unrecognized prior service credits	(18,942)	-	(18,942)	-
Recognition of unrecognized actuarial losses	3,778	-	3,778	-

Total	$(21,297)	$(932)	$(23,414)	$(2,795)

During the third quarter of 2011, we terminated our postretirement healthcare plan and will no longer offer medical benefits to currently retired employees, effective as of December 31, 2011.   While we have no successor plan to replace coverage for the retired employees currently covered by the plan, we are facilitating their purchase of individual plans in the marketplace.   Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation by $5,074 in the third quarter of 2011.

In addition, the plan amendment also resulted in a net credit of $15,164 to net postretirement benefit cost for the immediate recognition of previously unrecognized prior service credits and actuarial losses.  This net credit was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

NOTE 11 – SEGMENT REPORTING

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

Information about our operations by segment for the 13-week periods ended October 2, 2011 and October 3, 2010 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2011	$57,717	$43,032	$37,768	$19,026	$157,543
	2010	61,385	43,665	40,039	18,499	163,588
Operating income (loss)	2011	$3,858	$2,809	$(896)	$80	$5,851
	2010	4,876	1,455	(417)	557	6,471

Information about our operations by segment for the 39-week periods ended October 2, 2011 and October 3, 2010 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2011	$177,440	$129,512	$119,739	$60,026	$486,717
	2010	184,648	131,785	125,947	53,313	495,693
Operating income (loss)	2011	$12,365	$5,859	$(1,519)	$468	$17,173
	2010	12,899	4,923	(2,950)	(980)	13,892

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2011	2010	2011	2010
Segment operating income	$5,851	$6,471	$17,173	$13,892
Restructuring and other exit costs	(112)	(32)	65	(1,490)
Amortization of net pension actuarial losses	(6,070)	(4,668)	(18,212)	(14,004)
Pension settlement loss	-	-	(453)	-
Other unallocated pension	403	363	1,199	1,091
Unallocated portion of postretirement credit	15,164	-	15,164	-
Environmental remediation	(69)	803	(69)	803
Other unallocated	(29)	(353)	(123)	(365)
LIFO adjustment	108	688	429	2,561
Total other expense	(570)	(615)	(1,216)	(1,414)
Income before income taxes	$14,676	$2,657	$13,957	$1,074

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,080 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and, in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,342 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Item 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in Millions, Except Per Share Amounts)

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

This Management’s Discussion and Analysis includes the following sections:

●	Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

●	Results of Operations—An analysis of consolidated results of operations and segment results for the third quarter and year-to-date of 2011 and 2010.

●	Liquidity and Capital Resources—An analysis of cash flows and discussion of financial condition.

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

The amount of compensation expense recognized under these arrangements is dependent on the total amount of performance-based shares we expect to vest and the expected achievement level of performance goals.  This requires us to evaluate the probability of achieving the annual performance goals and assess the level of goal achievement each quarter.  In prior quarters, we had been accruing expense based upon achieving performance sufficient to earn 50% of the performance-based shares and $2.4 million under the management incentive plan.  Based upon revised forecasts for the remainder of 2011 and our assessment of the probability of attaining minimum performance targets, we are no longer accruing expense for these awards.  As a result, during the third quarter we reversed $0.1 million of expense related to the performance shares and $1.2 million of expense related to the management incentive plan that had been accrued in previous quarters.  The actual amount of compensation expense recorded in the fourth quarter will be based on the actual level of achievement of the performance goals.

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

EXECUTIVE SUMMARY

During 2011, we continued advancing core growth products.  With the exception of our Commercial Markets segment, revenue increased in these products in each of our business units.  New products aligned with our strategic focus were also introduced, and initial responses to these solutions have been positive.  Our market focus allowed us to continue to expand sales to existing customers and acquire new customers.  However, declines in the overall demand for our legacy products continued to outpace these advancements, particularly as the recovery in the economy has been slow.

To overcome the declines in our legacy products, we expect to accelerate the advancement of our core growth solutions, expand sales with existing customers, and increase our customer base.  Consistent with these plans, during the third quarter, we acquired 100% of the ownership interest in Dialog Medical.  Dialog Medical provides solutions for managing the patient informed consent process and will be operated as a wholly-owned subsidiary reporting through our Healthcare business unit.  We believe this acquisition strengthens and broadens our leadership in the healthcare market, compliments our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market.

We also remained focused on controlling costs through our continuous cost improvement program.  However, increased costs related to newly acquired business, higher material costs, and unexpected declines in volume resulted in declines in the gross margin percentages for the third quarter and year-to-date.  We will proactively continue to execute our strategy and react to any further deterioration of the overall economy.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations and financial condition, supplemented by a discussion of segment results where appropriate.

In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlement and postretirement plan amendment, restructuring charges, and asset impairments.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making.  This presentation is consistent with the manner in which our Board of Directors internally evaluates performance.

	13 Weeks Ended			39 Weeks Ended
Consolidated Results	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010	% Change
Revenue	$157.5	$163.6	-4%	$486.7	$495.7	-2%
Cost of sales	111.3	111.8	0%	335.9	338.6	-1%
Gross margin	46.2	51.8	-11%	150.8	157.1	-4%
Gross margin % of sales	29.3%	31.7%		31.0%	31.7%

SG&A expense	51.1	49.3	4%	155.4	153.9	1%
Pension settlement and postretirement plan amendment	(20.2)	-	100%	(19.7)	-	100%
Restructuring and other exit costs	0.1	-	100%	(0.1)	1.5	-107%
Environmental remediation	0.1	(0.8)	-113%	0.1	(0.8)	-113%
Other expense, net	0.5	0.6	-17%	1.2	1.4	-14%
Income before income taxes	14.6	2.7	441%	13.9	1.1	1164%
Income tax expense	6.2	1.3	377%	5.9	0.6	883%
% rate	42.7%	48.0%		42.4%	57.4%
Net income	$8.4	$1.4	500%	$8.0	$0.5	1500%

Non-GAAP net income:
Net income	$8.4	$1.4		$8.0	$0.5
Adjustments:
Pension loss amortization	6.1	4.7		18.2	14.0
Pension settlement and postretirement plan amendment	(20.2)	-		(19.7)	-
Restructuring and other exit costs	0.1	-		(0.1)	1.5
Income tax effect of adjustments (at statutory tax rates)	5.6	(1.9)		0.6	(6.2)
Non-GAAP net income	$0.0	$4.2		$7.0	$9.8

Revenue and cost of sales

The following table details the estimated changes in revenue and cost of sales due to units and price for the third quarter and year-to-date 2011.  Changes in product mix did not materially contribute to the changes.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-5%	-3%	-3%	-2%
Price	1%	1%	2%	1%
	-4%	-2%	-1%	-1%

Revenue and cost of sales declined during the third quarter and year-to-date 2011 primarily due to units.  Overall, revenue from print products declined approximately $4.5 million for the quarter and $10.6 million year-to-date.  Sales of our core print products, primarily marketing and communications, increased approximately $3.5 million and $8.2 million for the quarter and year-to-date.  However, declines from legacy print products, primarily business forms and transactional documents, declined $8.0 million for the quarter and $18.8 million year-to-date.

Increases in revenue due to price for the quarter and year-to-date 2011 were driven primarily by the pass-through of material price increases.

Cost of sales increased due to price for the quarter and year-to-date as a result of higher material costs and increased costs associated with newly acquired customers.  Costs also increased year-to-date 2011as compared to 2010 due to a $2.1 million less favorable LIFO adjustment.  We realized savings from previously implemented cost reduction initiatives, which partially offset these increases.  However, the gross margin percentages for the third quarter and year-to-date 2011 declined compared with 2010.

SG&A expense

On a year-to-date basis, we continued to realize benefits from previously implemented restructuring and cost reduction initiatives, primarily in selling compensation and related expenses, communication service costs, and facility costs.  In addition, incentive compensation, employee healthcare costs and planned technology spending were lower in 2011 as compared with 2010.  However, increased pension amortization of approximately $4.1 million, higher administrative compensation of approximately $1.9 million, and the absence of one-time sales tax refunds of approximately $1 million offset these savings.  As a result, total SG&A expense increased year-to-date in 2011 compared with 2010.

Pension settlement and postretirement plan amendment

As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $0.5 million in the second quarter related to our non-qualified retirement plan.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.  Due to additional retirements in the third quarter, we expect a settlement to be recorded in the fourth quarter.  However, at this time, we cannot estimate the amount of settlement expected.

During the third quarter of 2011, we terminated our postretirement healthcare plan and will no longer offer medical benefits to currently retired employees, effective as of December 31, 2011.  Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation by $5.1 million in the third quarter of 2011.

In addition, the plan amendment also resulted in a net credit of $15.2 to net postretirement benefit cost for the immediate recognition of previously unrecognized prior service credits and actuarial losses.  This credit was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

As a result of the plan termination, we will no longer amortize any unrecognized prior service credits and actuarial losses in future periods.  This amortization previously had been favorably impacting operating expenses by approximately $1.0 million per quarter or $4.0 annually.

Taxes

The third quarter and year-to-date effective tax rates for 2010 were higher compared with 2011 primarily as a result of the following factors: permanent differences related to the deductibility of executive compensation and higher state taxes related to gross margin-based taxes.

Net income

Third quarter and year-to-date net income improved as compared with 2010 due primarily to the postretirement plan amendment, which was partially offset by reduced margins and higher SG&A costs during the third quarter.  Excluding pension loss amortization, pension settlement and postretirement plan amendment, and restructuring, non-GAAP net income for the third quarter was lower compared to 2010 primarily due to the decline in gross margin during the quarter.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments for the 13 and 39-week periods ended October 2, 2011 and October 3, 2010.  During the first quarter of 2011, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for 2010 has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

	13 Weeks Ended				39 Weeks Ended
	October 2,		October 3,		October 2,		October 3,
	2011		2010	% Chg	2011		2010	% Chg
Revenue
Healthcare	$57.7		$61.4	-6.0%	$177.4		$184.7	-4.0%
Financial Services	43.0		43.7	-1.6%	129.5		131.8	-1.7%
Commercial Markets	37.8		40.0	-5.5%	119.8		125.9	-4.8%
Industrial	19.0		18.5	2.7%	60.0		53.3	12.6%

Consolidated Revenue	$157.5		$163.6	-3.7%	$486.7		$495.7	-1.8%

		% Rev		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$19.6	33.8%	$22.1	36.0%	$63.1	35.6%	$67.1	36.3%
Financial Services	11.8	27.4%	12.3	28.1%	37.7	29.1%	39.1	29.7%
Commercial Markets	9.3	24.6%	10.7	26.8%	32.1	26.8%	32.7	26.0%
Industrial	5.5	28.4%	6.0	32.4%	17.5	29.2%	15.6	29.3%

Total Segments (1)	$46.2	29.3%	$51.1	31.2%	$150.4	30.9%	$154.5	31.2%

Operating Income (Loss)
Healthcare	$3.8	6.6%	$4.9	8.0%	$12.3	6.9%	$12.9	7.0%
Financial Services	2.9	6.7%	1.5	3.4%	5.9	4.6%	4.9	3.7%
Commercial Markets	(0.9)	-2.4%	(0.4)	-1.0%	(1.5)	-1.3%	(2.9)	-2.3%
Industrial	0.1	0.5%	0.5	2.7%	0.5	0.8%	(1.0)	-1.9%

Total Segments (1)	$5.9	3.7%	$6.5	4.0%	$17.2	3.5%	$13.9	2.8%

(1) Segment gross margin excludes LIFO adjustments that are included in consolidated gross margin in the Consolidated Statements of Income and Comprehensive Income.   A reconciliation of operating income per segment to consolidated income from operations is provided in Note 11-Segment Reporting of the Notes to Financial Statements.

Healthcare

The following table details the estimated changes in revenue and cost of sales due to units, price, mix, and acquisitions for the third quarter and year-to-date 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-7%	-4%	-6%	-4%
Price	-	-	1%	-
Mix	-	-	1%	1%
Acquisition	1%	-	1%	-
	-6%	-4%	-3%	-3%

We expanded in our core growth solutions during the third quarter; however, declines in our legacy solutions increased during the quarter.  As a result, units declined in revenue and cost of sales during the third quarter and year-to-date.  Print products accounted for the majority of the change in revenue.  Legacy print, primarily clinical and administrative forms, declined approximately $4.5 million during the third quarter and $9.2 million year-to-date.  Core print products, primarily patient communications, increased by approximately $1.9 million during the quarter and $3.1 million year-to-date.  Price increases in cost of sales were primarily related to higher material costs.

In July 2011, we acquired Dialog Medical.  Revenue during the quarter related to the new acquisition was approximately $0.8 million.

Through the first half of 2011, we experienced slower than anticipated expansion in our core solutions.  Additionally, due to the loss of a single seasonal account, during the fourth quarter we expect a decline in revenue of approximately $4.2 million.  As a result, we do not expect an increase in total revenue for the year in 2011 as compared with 2010.

Financial Services

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for the third quarter and year-to-date 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-3%	-2%	-3%	-2%
Price	2%	-	1%	-
Mix	-	-	2%	1%
	-1%	-2%	-	-1%

For the year-to-date 2011, revenue and cost of sales declined primarily due to units.  Unit declines were higher in the third quarter; however, the decline was offset by pricing increases due to the pass through of material costs.  We expanded in core print products, primarily marketing and customer communications, which resulted in increased revenue of $1.7 million and $4.0 million for the quarter and year-to-date 2011.  However, we continued to see the effects of technology erosion within the market, with declines in legacy print products of approximately $2.1 million and $5.8 million for the quarter and year-to-date 2011.

Cost of sales increased during the third quarter and year-to-date 2011 due to higher material costs and initial costs associated with newly acquired customers.  These increases offset continued improvements in cost of sales from previously implemented cost reduction initiatives.  Additionally, changes in product mix from some higher margin print products to lower-margin, outsourced products also increased costs during the third quarter.  As a result of the cost increases and lower revenue, the gross margin percentages for the third quarter and year-to-date 2011 declined as compared to 2010.

Recently, one of our significant customers announced a major restructuring.  We do not know the exact impact this may have on the segment’s financial results at this time.  However, we do expect lower revenue from this customer in future periods, beginning as early as the first quarter of 2012.

Commercial Markets

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for the third quarter and year-to-date 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	-7%	-6%	-4%	-5%
Price	2%	1%	3%	-
Mix	-	-	-3%	-1%
	-5%	-5%	-4%	-6%

Year-to-date, revenue and cost of sales declined primarily due to units.  Non-repeat orders in marketing solutions, lost revenues from a few large customers, and reduced demand for legacy products drove the declines.  Revenue increases due to price primarily resulted from the pass through of material cost increases.  Overall, print products accounted for declines in revenue of approximately $2.0 million and $4.6 million for the quarter and year-to-date.

Cost of sales increased due to price for the third quarter and year-to-date 2011primarily as a result of material price increases.  In addition, costs were higher in 2011 due to increased production costs related to newly acquired customers and unabsorbed costs due to lower units during the quarter.  Changes in product mix from some lower margin legacy products to higher margin core growth products during the third quarter also decreased costs.

Industrial

The following table details the estimated changes in revenue and cost of sales due to units, price, and mix for the third quarter and year-to-date 2011.

	% of Revenue Change		% Cost of Sales Change
	Quarter	Year-to-Date	Quarter	Year-to-Date

Units	2%	8%	1%	7%
Price	1%	5%	7%	5%
Mix	-	-	1%	1%
	3%	13%	9%	13%

Revenue and cost of sales increased due to units as a result of expansion in sales to new and existing customers.  The rate of increase in the third quarter was lower due to weaker economic conditions and slower than expected growth in our in-mold label products.  For the quarter, revenues from label products increased approximately $0.4 million, driven primarily by manufacturing parts solutions and in-mold label sales.  On a year-to-date basis, labels increased approximately $4.9 million and print products increased approximately $1.8 million.  Revenue from in-mold label products was approximately $2.3 million year-to-date in 2011, an increase of approximately 94% as compared with 2010.

For the quarter and year-to-date 2011, pricing increases in revenue were driven by targeted efforts to improve profit margins and the pass-through of material price increases.  The rate of increase during the third quarter was lower as material prices have stabilized.

The price increase in cost of sales for the third quarter and year-to-date 2011 was due to material cost increases, higher production costs related to our in-mold product line, and lower than expected volume levels.  For the third quarter, material costs accounted for approximately 1% of the increase, while higher production costs were approximately 6%.

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

Summarized Statements of Cash Flows are presented below:

	39 Weeks Ended
	October 2,	October 3,
	2011	2010

Net cash provided by operating activities	16.6	10.9
Net cash used in investing activities	(16.9)	(8.7)
Net cash provided by (used in) financing activities	0.4	(4.1)
Effect of exchange rate changes on cash	(0.1)	-
Net change in cash	$0.0	$(1.9)

Memo:
Add back credit facility borrowed	(5.8)	(1.3)
Cash flow on a net debt basis	$(5.8)	$(3.2)

Net cash provided by operating activities increased in 2011 primarily due to higher collections on accounts receivable and cash received from the deferred compensation trust of approximately $1.8 million.  We expect to make contributions to our qualified pension plan of approximately $24 to $30 million in 2011, of which $20 million was made year-to-date.

Net cash used in investing activities included $12.0 million in capital expenditures.  We expect total capital expenditures to be in the range of $18 to $20 million for the year.  Subsequent to the third quarter, we entered into several capital lease obligations for digital color equipment and technology.  The new investment supports our strategy for growth in core marketing solutions by helping our customers manage their brand through effective color execution and increased security and efficiency in their critical communications.  The capital lease obligations provide for aggregate payments, including interest, of approximately $8.3 million over sixty months.  Payments under the leases, including interest, are as follows: 2011-$0.3 million; 2012-$1.7 million; 2013-$1.7 million; 2014-$1.7 million; 2015-$1.6 million; and 2016-$1.3 million.

Additionally, during the third quarter, we acquired 100% of the ownership interest in Dialog Medical.  We paid approximately $4.9 million at the time of purchase.  We also signed a note payable for $0.6 million, which will be paid in two annual installments beginning on the first anniversary date of the agreement.  In addition, in accordance with the contingent consideration arrangement, we will pay two additional annual payments based upon the achievement of certain revenue targets by the acquired business.  The agreement provides for maximum contingent consideration of $2.0 million.  However, based on current revenue forecasts, we have recorded a liability in the amount of $0.6 million.

The decrease in cash used in financing activities was driven by higher borrowings on our Credit Facility compared with 2010.  Excluding these borrowings, overall cash flow on a net-debt basis was $2.6 million lower in 2011 as compared with 2010.

Capital Structure

	October 2,	January 2,
	2011	2011	Change
Credit Facility	$45.5	$39.7	$5.8
Less Cash and Cash Equivalents	(0.5)	(0.5)	-
Net Debt	45.0	39.2	5.8
Capitalized Lease Obligation	3.1	3.7	(0.6)
Loan Payable	0.5	0.9	(0.4)
Total Debt	48.6	43.8	4.8
Equity	51.4	44.8	6.6
Total Capital	$100.0	$88.6	$11.4
Total Debt:Total Capital	49%	49%
Total Debt:Total Capital on a GAAP basis	49%	50%

At quarter end, we had $39.8 million available under the Credit Facility.  We believe that the combination of our internally-generated funds, available cash reserves, and our credit facility are sufficient to fund our operations, capital expenditures, and investments in growth initiatives over the next year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of October 2, 2011.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description
2	Acquisitions	Not applicable
3	Articles of incorporation and bylaws	Not applicable
4	Instruments defining the rights of security holders, including indentures	Not applicable
10	Material Contracts	Not Applicable
11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
22	Published reports regarding matters submitted to vote of security holders	Not applicable
23.1	Consent of Independent Registered Public Accounting Firm	Included
24	Power of attorney	Not applicable
31.1	Certification of Chief Executive Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of Chief Financial Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certifications pursuant to 18 U.S.C Section 1350, as adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Report of Independent Registered Public Accounting Firm	Included
101	The following financial information from The Standard Register
Company Quarterly Report on Form 10-Q for the quarter ended
October 2, 2011, formatted in XBRL (eXtensible Business Reporting Language):
Consolidated Statements of Income and Comprehensive Income,
Consolidated Balance Sheets, Consolidated Statements of Cash Flows,
	and Notes to Consolidated Financial Statements	Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011

THE STANDARD REGISTER COMPANY (REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)