Form 10-K
period 2012-01-01
STANDARD REGISTER CO
filed 2012-03-09
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of all stock held by non-affiliates of the Registrant at July 3, 2011 was approximately $40,695,170 based on a closing sales price of $3.13 per share on July 3, 2011

At January 29, 2012, the number of shares outstanding of the issuer’s classes of common stock is as follows:
Common stock, $1.00 par value	25,219,325 shares
Class A stock, $1.00 par value	4,725,000 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 26, 2012.

THE STANDARD REGISTER COMPANY
FORM 10-K
TABLE OF CONTENTS

PART I

Item 1 – BUSINESS

COMPANY

The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly-traded company that began operations in 1912 in Dayton, Ohio.  Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.

Standard Register is a recognized leader in the healthcare, financial services, commercial, and industrial markets.  Our mission is to be trusted by the world’s leading organizations to build and protect their reputations.  We use a century of industry expertise, leading technologies, and a compelling portfolio of solutions to help companies advance their reputations by aligning mission-critical communications with corporate standards and priorities.  We believe our success depends on our ability to build strategic relationships with our customers.  Through an intense focus on customer needs and continued development of innovative solutions, we help them solve problems and gain a competitive advantage.

PRODUCTS AND SERVICES

We provide a combination of market-specific solutions and other solutions that serve common business needs across our markets.  We classify our solutions as core or legacy based upon our business strategy and focus.  Core solutions represent solutions designed to address current and evolving needs of targeted markets, consist of combinations of print, labels, services, and software, and are targeted growth areas for us.  Legacy solutions primarily support common business transaction processing needs and consist mainly of printed products and distribution services.  Although many of our legacy solutions continue to be negatively impacted by digital technology advances, our history and expertise in these solutions provides unique insight that enables us to create new core solutions and access to a broad customer base.  Core solutions accounted  for approximately 40% of total revenue in 2011.

Product/Service:	Core	Legacy
Print

Global marketing solutions: Multi-media marketing materials such as brochures, newsletters, direct mail, commercial business cards, flyers, post cards, product literature, and promotional items

Critical communications: Patient education materials, billing statements, explanation of benefits, healthcare plan enrollment kits, training materials, commercial transaction documents, customer notices, membership and enrollment documents, double-sided postcards, and other variable communications

Digital print solutions: On-demand printing with digital color and wide-format capabilities, technical literature for manufactured products

Administrative and clinical forms, traditional business documents such as checks, envelopes, application forms, deposit slips, tellers receipts, and secure documents

Secure documents, secure prescriptions produced in secure pads, laser sheets, and rolls of thermal paper

Labels	Patient wristbands, labels and documentation with barcodes, patient photos and data Functional, decorative, and in-mold labels, as well as pressure-sensitive decals, for manufactured products	Transactional labels such as shipping and distribution labels
Software	Patient information solutions, such as SMARTworks Clinical Enterprise and iMedConsentTM Branch automation solutions for retail banks
Services	Distribution and design services for global marketing solutions and critical communications Software maintenance support and professional services	Distribution services for medical forms and other business documents

Our product offerings are supported by our SMARTworks technology platform which provides our customers a central point of access from which their entire organization can quickly upload content and order printed materials.  The platform offers companies decentralized content management with centralized brand control and the ability to create one-to-one personalized communications.  For print products, we also offer flexible output options, from print and mail, to e-mail, fax, or online presentment.

SEGMENTS

We operate four business units, which are organized based upon their customer base and the primary markets they serve:  Healthcare, Financial Services, Commercial Markets, and Industrial.  Each of these business units represents an operating segment and a reportable segment.  You can read additional information related to revenues and operating profit for each reportable segment for years 2009 through 2011 in Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.

Healthcare

Our Healthcare segment accounted for 36.5%, 37.6%, and 38.3% of our consolidated revenues in 2011, 2010, and 2009.  This segment serves the needs of the healthcare market, which is comprised of the following:

●	Acute Care Providers – Primarily hospitals and integrated delivery networks (IDNs) - defined as groups of healthcare providers

●	Long-Term Care Providers – Organizations that provide senior living, assisted living, skilled nursing, and dementia care services

●	Ambulatory Care Providers – Other organizations providing healthcare such as physicians and outpatient surgery centers

●	Payors and Managed Care – Organizations that provide some portion of payment for healthcare services such as Anthem, Medicare, and HMO’s - sometimes referred to as the insurance sector

●
Facilitators of Ancillary Services – Providers of ancillary healthcare services that are prescribed by providers or other non-clinical services that directly interact with patients such as laboratories and clinical staffing

Our primary focus is on acute care providers where we serve 62% of U.S. hospitals.  However, we also serve long-term and ambulatory care providers, payors and managed care, and providers of ancillary services.

Products and Services – Our customers’ success depends on delivering safe, quality patient care.  Through on-going collaboration with our customers and extensive market expertise, we support their success by delivering solutions to help them accelerate performance, attract and educate patients, enhance their safety, and improve quality of care.

Healthcare segment revenues are derived primarily from administrative and clinical forms, critical communications, global marketing solutions, labels, secure prescriptions, and patient information solutions.  Administrative and clinical forms account for approximately half of the Healthcare segment’s revenues and support the compliant and safe delivery of care.  Our solutions help hospitals standardize documents, streamline workflow, reduce costs, improve regulatory compliance, and more effectively manage both paper and electronic medical records.

Our critical communication and global marketing solutions provide cost-effective, targeted, personalized communications that enable our customers to attract patients and new professionals, communicate with physicians and benefactors, and educate patients and the community at large.  These web-based solutions allow our customers to combine static and variable text, as well as photos and graphics, to produce professional brochures, mailers and other communications, tailored to an individual recipient.

Labels are essential to patient identification and safety.  Our technology gives hospitals the ability to generate labels, wristbands and documentation with barcodes, patient photos and data which help assure the right tests, treatments, and medications are matched with the right patient.  We offer laser and thermal wristbands and labels, as well as traditional patient ID and alert wristbands.

Our patient information solutions help hospitals manage what is increasingly a hybrid environment of both paper and electronic medical records.  Our newest offering is our iMedConsent solution which assists physicians in educating and informing patients about conditions, diagnoses, and treatments.  This solution streamlines internal practices, standardizes communication across the enterprise, and better documents required informed consent encounters.

Market Trends – With an increasing number of patients due to population growth and aging, the focus on patient safety is intensifying.  The Joint Commission redefined its patient safety goals in 2011 which include: improving patient identification, enhancing the effectiveness of communications among caregivers, and accurately and completely reconciling medications across the continuum of care.  The Patient Protection and Affordable Care Act statute, passed in 2010, gives the Centers for Medicare and Medicaid Services the authority to penalize hospitals for excess readmission rates starting in federal fiscal year 2013 based on clinical outcome experience in 2012.  In addition, there are “pay for performance” trends emerging within healthcare insurance whereby healthcare providers may be paid based on quality and efficiency measures instead of solely on the type of service provided.  We anticipate these trends will create increased demand for patient identification products and services, patient information solutions, as well as critical communication and global marketing solutions.

The healthcare market continues to move to electronic medical records (EMR), using fewer traditional paper documents for managing patient information and administrative functions.  With enactment of the American Recovery and Reinvestment Act (ARRA), we estimate the use of paper documents will continue to decline at an annual rate of approximately 20%.  The ARRA provides financial incentives through the Medicare program to encourage physicians and hospitals to adopt and use certified electronic medical records in a meaningful way.  Incentives for early adopters began in 2010 and extend to 2014, with a 1% penalty incurred by non-adopters beginning in 2015.  The federal government has defined “meaningful use” milestones and identified investments that are eligible to receive incentive payments for 2011, with additional rules to be determined for 2013 and 2015.  As understanding of these complex rules builds, we anticipate hospitals will move forward with their EMR investment plans, although the market effort to comply thus far has been slow.  We anticipate paper documents will remain into the foreseeable future, even at the highest stages of EMR adoption.  Therefore, this trend may create additional opportunities for digital print solutions and patient information solutions that help hospitals organize, manage and migrate to an electronic state.

Declining reimbursements, an increasing population of uninsured patients, and tough economic conditions are placing financial pressures on hospitals and creating increased demand for solutions that reduce cost.  At the same time, hospitals are in an increasingly competitive environment and are seeking to attract and retain both staff and patients, creating more opportunities for global marketing solutions.

Financial Services

The Financial Services segment serves the needs of the financial services market, which consists of retail banks, insurance carriers, credit agencies, security dealers, insurance agents or brokers, and holding companies.  We focus on major retail banks and large insurance carriers, targeting the top 450 large and mid-market retail banks and the 300 largest insurance carriers.  Currently, three customers account for approximately 50% of this segment’s revenue.

The Financial Services segment accounted for 26.9%, 26.3%, and 27.8% of our consolidated revenues in 2011, 2010, and 2009.

Products and Services –Service providers within the financial services market are focused on customer retention, cost management, revenue growth, managing security and regulatory compliance, and creating operational efficiencies. We provide solutions that help companies ensure brand consistency, increase customer loyalty, enhance security, increase efficiencies, and decrease costs.

Revenue for Financial Services is derived primarily from the following: traditional documents, global marketing solutions, critical communications, and software and professional services.  Traditional documents account for just under half of segment revenues.  We are an industry leader in document security, utilizing specialized inks, secure papers, unique constructions, and other proprietary security features to defeat attempts to create fraudulent copies or alterations.  We also offer a national network of production locations and certified suppliers, which enables our customers to reduce inventory and distribution costs associated with pre-printed documents and eliminate obsolete content.

Global marketing solutions account for approximately 34% of our Financial Services segment revenues.  Our web-based solutions enable marketers to more effectively launch and manage campaign materials through their sales channels by ensuring that marketing materials are current and consistent across all media and enabling shortened cycle times for delivery.  In addition, we also manage point of sale and collateral fulfillment as a service to our customers, utilizing expertise of our PrintConcierge® group and software that facilitates bidding and order management among a nationwide network of third-party commercial printers.  In 2011, we introduced a new suite of promotional products solutions.  These solutions provide businesses with greater control over their brand and more creativity.  This offering is now available to businesses of all sizes through a new retail website, SR-Promo.com.  Businesses can create a dedicated company store, providing easy access to promotional items that support local marketing efforts or internal recognition and incentive programs, while maintaining control of the brand.

For most of our critical communications, we utilize digital technology to enable customers to vary the data printed on each page or create fully personalized kits of information.  Our newest solution, integrated statement and billing, enables businesses to manage multi-channel customer communications to reduce transaction costs, shorten the time between invoicing and payment, and create new cross-selling opportunities.  It provides a complete outsourced solution for managing the printing, mailing, electronic transmission, and fulfillment of business-critical documents such as invoices, statements, and notifications.  The multi-channel approach coordinates print and electronic presentment and payment solutions, enabling businesses to tailor communications to customer preferences while moving aggressively to increase e-billing and payment.

Software includes our branch automation solution for banks that automates the creation, authorization, printing, reporting, and reconciliation of official items such as checks, money orders, starter checks, and similar items.  The solution creates operational efficiencies, minimizes internal and external fraud, and increases opportunities for cross-selling by bank staff.

Market Trends

Economic uncertainty and the recent crisis in the financial markets are sharpening retail banks’ focus on preserving capital and competing for deposits.  Banks and insurance providers are also experiencing increased competitive pressures from ongoing consolidations and nontraditional competitors such as internet-only providers.  In addition, the industry continues to be impacted by advances in digital technologies and trends in customer preferences to conduct business transactions at ATMs or on the internet and in marketing through social media channels.  As financial service providers assess their portfolios and seek to differentiate themselves, they are focusing on customer retention and making significant moves to reposition their offerings in the market.  The combination of these trends continues to create price pressures and reduced demand for traditional printed documents and communications.  However, as these providers continue to seek more customer-specific marketing materials, demand for global marketing solutions, as well as commercial and digital print, is expected to increase.

As a result of economic uncertainties, financial service providers are also focused on cost management and operational efficiencies in their branch and call center operations and back-office processing centers.  This trend may create additional opportunities for software solutions and the efficiencies and cost-saving benefits they provide.  Additionally, banks may explore potential benefits of outsourcing non-core operations, such as printed communications, creating additional opportunities for our global marketing solutions.

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

Commercial Markets

The Commercial Markets segment serves the business-to-business or commercial market, which primarily includes retailers, business service providers, wholesalers, transportation services, technology and communication providers, and government.  Currently, our primary customers are large diverse retailers, state governments, overnight delivery carriers, business service providers, and wholesale companies.

Our Commercial Markets segment accounted for 24.6%, 25.5%, and 25.3% of our consolidated revenues in 2011, 2010, and 2009.

Products and Services – Customers within the commercial market generally operate high transaction businesses, have a national footprint of service locations, and require specialized printing needs in core processes to run their operations and communicate with customers, employees, and stakeholders.  We provide solutions that help companies ensure brand consistency, increase customer loyalty, enhance security, increase efficiencies, and decrease costs.

Revenue for Commercial Markets is derived primarily from the following: traditional documents, global marketing solutions, labels, critical communications, and professional services.  Traditional documents account for approximately 35%; while global marketing solutions and labels each account for approximately 20% of the segment’s revenues.  Product offerings for traditional documents, labels, global marketing solutions, and critical communications are the same as those offered in our Financial Services segment, but modified to meet the particular needs of our Commercial Market customers.

Market Trends

The introduction of alternative technologies has reduced industry demand for traditional custom-printed documents, while a very competitive and oversupplied market has led to price competition.  The combination of improved digital printing devices and more sophisticated workflow software is transforming an industry once dominated by long-run offset production to one characterized by shorter, digitally-printed runs.  As a result, investments in digital color management and production technologies will be vital to maintaining a competitive product portfolio within the industry.

Economic uncertainty, driven by the recent financial crisis, has also created global volatility and consumer anxiety in the retail markets.  As a result, consumers are narrowing their purchases to necessities, affecting retailer demand as well as wholesale demand.  Discretionary spending remains under pressure, so retailers are responding with enhanced value propositions.  Additionally, in-store marketing is on the rise, which we expect to result in declines in the amount of traditional advertising.  Retailers are also investing in their websites to set them apart from their competition.  These trends may create additional opportunities for our global marketing solutions and critical communications.

We are seeing a transformation currently underway throughout government with a trend toward more outsourcing and updating of technology.  We expect heavy reliance on our traditional documents to remain intact. Issues surrounding national security, immigration reform, and identity protection all create opportunity for us to leverage our intellectual property in the document security space.

We continue to see increasing trends in the number of organizations outsourcing their document management programs.  In addition, customers are migrating to fewer suppliers and more strategic relationships.  These trends create opportunities for providers who maintain an extensive portfolio of solutions.

Industrial

Our Industrial segment accounted for 12.0%, 10.6%, and 8.6% of our consolidated revenues in 2011, 2010, and 2009.  This segment is focused on the printed production part needs of manufacturers.  Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.

There are over 280,000 manufacturing companies in the U.S. producing millions of different products.  Industries offering the best fit for our Industrial segment range from apparel, wood, and consumer products to rubber, plastic, and metal products and industrial machinery and equipment.  We focus on companies that produce hard goods with multiple manufacturing facilities, particularly companies that have a centralized sourcing model and value technical expertise and high levels of service.  We are a market leader in printed production parts for key industry segments such as HVAC, electrical, and appliance and consumer durables, and a preferred supplier for multi-site manufacturers.

Products and Services – The manufacturing environment is characterized by large numbers of stock-keeping units (SKUs), high obsolescence, little coordination between facilities, and many time-consuming processes.  Additionally, manufacturers place heavy emphasis on consumer safety and compliance.  In today’s economic environment, manufacturers are forced to meet these challenges with fewer resources, creating unique needs related to printed production parts.  We help manufacturers realize efficiencies by removing waste from the manufacturing process, reduce product liability claims through improved compliance, and gain distinction with the latest product decoration technology.

Revenue for this segment is derived primarily from labels, global marketing solutions, technical literature and other documents, and critical communications.  Labels include functional, decorative, and in-mold labeling and decorating and represent approximately 70% of segment revenues.  Utilizing our material science capabilities, our functional labels protect our customers’ images by ensuring their product marking complies with legally-required standards and is designed and applied in the most efficient and effective manner.  Our color management capabilities with our decorative labels ensure a manufacturer’s brand is presented consistently to consumers and can improve the appearance of products, potentially leading to new consumers.

In-mold labeling solutions enhance the appearance of molded plastic products while reducing the risk of label failure.  Through patented Grafilm® technology, our in-mold labeling and decorating products allow manufacturers to enhance the appearance of their products by expanding available decoration space, even on curved, contoured or textured parts.  In-mold labels bond with the molded part and are permanent and non-removable, providing manufacturers with safety labeling, branding and decoration that lasts the life of the product.

Global marketing solutions consist primarily of managing and producing the materials that enable manufacturers to market to the end consumer through their dealer/distributor networks.  Our technology helps to ensure that our customers’ dealers and distributors utilize their brand appropriately.

Critical communications enable manufacturers to provide targeted, effective messages to their customers, while reducing costs and ensuring information security.

Market Trends – In the industrial market, multiple compliance and legal requirements, a focus on consumer safety, and an increased interest in enhancing the marketing potential of industrial products are driving an increase in consumer and industrial end-use applications for labels.  In addition, rising wages and regulatory costs in low-cost countries such as China are driving some U.S. manufacturers to move production back to North America.  Based on these trends and an expected increase in the number of industrial products produced as the population grows, we expect the market for functional, decorative, and in-mold labels, as well as technical literature in North America, to exhibit steady growth in the long term.

In the short term, the manufacturing sector of the U.S. economy is slowly recovering from the recent recession and is expected to continue its upward momentum.  According to the Institute for Supply Management, which publishes the Purchasing Managers Index (PMI), production increased approximately 4% in 2011.  Production for 2012 is expected to grow approximately 3% according to the Machinery and Allied Products Institute (MAPI).  Stronger U.S. manufacturing performance coupled with growth in Asian manufacturing has put upward pressure on commodity prices that are being reflected in rising U.S. producer prices.  These trends are expected to result in increased demand in the short-term for labels and technical literature, particularly for solutions that reduce a manufacturer’s product costs.

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

COMPETITION

We have a market-focused approach to solutions development and a long history of working within our targeted markets.  We also have an extensive product offering which enables us to offer end-to-end solutions that create efficiencies, eliminate costs associated with maintaining multiple vendor relationships, and improve the quality and effectiveness of our customers’ communications.  Combined with our national footprint of sales and production capabilities, we believe these factors create competitive advantages for us in each of our segments.  Each segment has a unique competitive environment.  A discussion of our competitive advantages and challenges specific to each segment follows.

Healthcare – We have contractual agreements with the five largest Group Purchasing Organizations (GPOs).  GPOs are large influential service companies that help healthcare providers realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors and other vendors.  The combination of our long history of healthcare experience in process improvement and contractual agreements with the GPOs provide us a competitive advantage with the majority of hospitals and IDNs.

Our principal competitors for print products, including forms, patient communication, and marketing materials, are R.R. Donnelley and Sons and WorkflowOne, which are national competitors.  Excess production capacity and price competition are prevalent with some print products.  The service and technology we provide combined with our industry knowledge and breadth of product offerings enable us to compete effectively, even with forms where there is greater price sensitivity.

Principal competitors for wristbands and labels include LaserBand and Precision Dynamics Corporation (PDC), although we also partner with PDC on certain products.  Wristbands and labels are primarily dominated by suppliers with limited offerings and no supporting technology, though technology will become increasingly important as hospitals move to electronic medical records.

Principal competitors for technology solutions are FormFast, Bottomline Technologies, and Access e-Forms.  Service is an important component in competing in this sector.  We believe our extensive experience in healthcare and workflow solutions and the assistance we provide in organizing, managing, and migrating clinical and business forms differentiate us from our competitors.

Financial Services and Commercial Markets – Major competitors for these segments include national companies such as R.R. Donnelley and Sons, WorkflowOne, and Williams Lea, as well as regional printers and print distributors.  Highly focused application specialists continue to evolve in the market.  In addition, many local and regional printers compete by offering shortened turnaround times.  These factors contribute to a highly competitive environment for most of our product offerings.

Emerging competitors include marketing technology providers that provide solutions similar in nature to our SMARTworks platform and specialized marketing solutions providers.  We believe our strategic focus on our targeted markets and continued investment in digital technologies will enable us to maintain and develop a competitive portfolio of innovative solutions.

Industrial – Our Industrial segment differentiates itself by offering a comprehensive national program for design, sourcing and inventory management of printed production parts.  Our customer service team is made up of specialists who understand the form, fit and function of printed production parts, as well as the importance of these parts to the manufacturer’s products.  Our professional design team has the ability to work across multiple platforms, including computer-aided design (CAD)-based systems.  We offer full graphic capabilities and electronic cataloging for reorders, ensuring uniformity of all parts.  Our professionals are also fully conversant with current compliance requirements.  With competency in more than 100 languages, we also support the global communication needs of industrial manufacturers.

The market is dominated by local and regional competitors, with no one competitor owning a substantial percentage of the market.  Principal competitors for functional and decorative labels include R. R. Donnelley and Sons, Avery Dennison, Brady Label, Worldmark, and Serigraph.  We compete by offering extensive expertise in industrial label applications and material sciences, a national footprint, and a complete printed production parts solution.  However, the market is extremely competitive, and suppliers offering favorable pricing effectively compete with our offerings.

Our principal competitors for in-mold labeling and decorating are Central Decal, Inland Label, Serigraph, and other local and regional competitors.  The market for this product is underpenetrated in durable goods in the U.S., and the new technology currently has not gained wide acceptance.  We believe our patented Grafilm technology outperforms other technology in the market.  With the addition of robotics solutions in 2011, we are able to provide a complete turnkey solution.

Principal competitors for marketing solutions include R. R. Donnelley and Sons, Avery Dennison, JG Sullivan, and other local and regional competitors.  The market for these products is highly decentralized, with the majority of the market served by local and regional competitors.  We believe our SMARTworks technology platform provides us a competitive advantage.

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

SALES CHANNELS

We serve our customers through a combination of field-based sales, telesales, and the web.  Each approach is customized to meet the needs of the segment being served.  However, we have a unified approach in sales methodology, customer relationship management, and training.  Each of our primary markets has devoted sales channels specific to the market.  These channels are primarily organized based upon a combination of their sales objective, market segmentation, and account segmentation as follows:

●	Geographically-based direct sales forces that focus on the retention, expansion and acquisition of middle market to larger accounts
●
Inside-sales channel that focuses on the retention and expansion of supplies and specialized product offerings to smaller accounts or remote geographies where our direct sales force cannot be cost effective

●	Business development groups that focus on the acquisition of new business
●	A specialized technology sales group that focuses on the acquisition of new technology business and supports direct sales teams in selling software and systems integration
●	E-commerce websites for selling commonly-used items and supporting smaller customers where our direct sales forces cannot be cost effective
●	A group of associates responsible for developing and maintaining relationships to distribute legacy and core products through external channels.

OUR RAW MATERIALS

We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the U.S. and Canada.  Pressure-sensitive materials, carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors.  We continuously ensure that we have adequate supplies to meet present and future sales objectives.  We generally order from suppliers with whom we have long-standing relationships.

OUR RESEARCH AND DEVELOPMENT

During 2011, we spent $4.5 million on research and development compared with $4.9 million and $5.2 million in 2010 and 2009.  Research and development is primarily focused on two areas:  the design and development of new products, services, software and technologies, and process improvement activities.  The design and development of new products and technologies also includes equipment design and development used in production, as well as the integration of new technologies available in the marketplace.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1.2 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation.   We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.   In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2.3 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

OUR EMPLOYEES

At January 1, 2012, we had approximately 2,700 employees.

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

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events.  Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

●	decline in legacy solutions
●	expansion in core solutions
●	future pension funding requirements and amortization of actuarial gains and losses
●	expanding market share in core markets and globally
●	investing in our employees
●	2012 priorities
●	future financial condition, revenue trends, and cash flows
●	projected costs or cost savings related to our 2011 restructuring plan
●	ability to realize deferred tax assets
●	2012 capital expenditures
●	business strategy

Because forward-looking statements deal with future events, actual results for fiscal year 2012 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to:

●	our access to capital for expanding in core solutions
●	the pace at which digital technologies erode the demand for certain legacy solutions
●	the success of our plans to deal with the threats and opportunities brought by digital technology
●	results of cost-containment strategies and restructuring programs
●	our ability to attract and retain key personnel
●	variation in demand and acceptance of the Company's products and services
●	frequency, magnitude, and timing of paper and other raw material price changes
●	timing of the completion and integration of acquisitions.

These forward-looking statements are based on current expectations and estimates.  We cannot assure that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Item 1A – Not applicable

Item 1B – Not applicable

Item 2 – PROPERTIES

Our corporate office is an owned facility located in Dayton, Ohio.  In addition, as of January 1, 2012, we lease or own 28 production facilities and operate 11 warehouses, the majority of which are combined with our production facilities.  All facilities are located in the U.S., with the exception of one production facility located in Mexico. More than half of our products are produced in our production facilities; other products are primarily sourced from one of the Company’s preferred suppliers.  Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.

Item 3 – LEGAL PROCEEDINGS

We have no material claims or litigation pending against us.

Item 4 – Not applicable

PART II

Item 5	- MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2011
Quarter	Dividend	High	Low

1st	$0.05	$3.61	$2.92
2nd	$0.05	$3.58	$3.01
3rd	$0.05	$3.20	$2.46
4th	$0.05	$2.74	$2.26

2010
Quarter	Dividend	High	Low

1st	$0.05	$6.56	$4.66
2nd	$0.05	$5.87	$2.90
3rd	$0.05	$3.96	$2.73
4th	$0.05	$3.79	$2.92

Approximate Number of Holders of Common Stock - On January 31, 2012, there were 2,129 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.

Dividends – On January 23, 2012, we announced the suspension of quarterly dividends in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation’s statutory surplus. Because of the decline in shareholders’ equity,  there is not currently a statutory surplus.  The 2012 first quarter dividend which was declared in December 2011 was paid on March 9, 2012.  See further discussion under “Liquidity and Capital Resources”.

There were no repurchases of our common stock during the fourth quarter of 2011.  Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA

THE STANDARD REGISTER COMPANY
FIVE-YEAR FINANCIAL SUMMARY
(Dollars in thousands except per share amounts)

	2011	2010 (a)	2009(a)	2008 (a)	2007 (a,b,c)

SUMMARY OF OPERATIONS
Revenue	$648,109	$668,377	$694,016	$791,076	$865,432
Cost of sales	449,940	458,569	478,367	540,180	594,076
Gross margin	198,169	209,808	215,649	250,896	271,356
Operating expenses	192,338	205,913	240,884	234,131	281,514
Interest expense	2,466	2,189	1,197	2,220	3,763
Investment and other income (expense)	632	(333)	390	285	208
Income tax expense (benefit)	91,695	1,005	(10,678)	7,942	(5,556)
(Loss) income from continuing operations	$(87,698)	$368	$(15,364)	$6,888	$(8,157)

Net (loss) income	$(87,698)	$368	$(15,364)	$6,888	$(7,883)

DILUTED PER SHARE DATA

(Loss) income from continuing operations	$(3.02)	$0.01	$(0.53)	$0.24	$(0.27)
Net (loss) income	$(3.02)	$0.01	$(0.53)	$0.24	$(0.26)

Dividends paid	$0.20	$0.20	$0.38	$0.92	$0.92
Book value per share	$(3.40)	$2.07	$2.06	$1.92	$4.58

YEAR-END FINANCIAL DATA
Current ratio	2.1 to 1	2.4 to 1	1.6 to 1	2.2 to 1	2.5 to 1
Working capital	$89,409	$109,238	$73,071	$106,613	$131,538
Plant and equipment	$73,950	$74,149	$85,740	$102,071	$110,975
Total assets	$293,861	$384,787	$396,952	$433,575	$441,084
Long-term debt (d)	$60,149	$42,926	$-	$33,840	$51,988
Shareholders' (deficit) equity	$(99,053)	$59,804	$59,385	$55,167	$131,497

OTHER DATA
Number of shares
outstanding at year-end	29,100,203	28,955,247	28,864,151	28,786,354	28,727,177
Number of employees	2,700	2,600	2,900	3,100	3,400
Capital expenditures	$14,186	$8,403	$8,844	$17,330	$21,575

(a) Adjusted for accounting method change from LIFO to FIFO
(b) Reflects the gain on sale of Digital Solutions on April 21, 2007.
(c) Reflects losses from discontinued operations as a result of the sale of Digital Solutions.
(d) Reflects all debt as current in 2009.

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

●
Overview – An overall discussion of our Company, the business challenges and opportunities we believe are key to our financial success, and our plans for facing these challenges and capitalizing upon the opportunities before us.

●
Critical Accounting Polices and Estimates – A discussion of the accounting policies that require our most critical judgments and estimates.  This discussion provides insight into the level of subjectivity, quality, and variability involved in these judgments and estimates.

●
Results of Operations – An analysis of our consolidated results of operations and segment results for the three years presented in our consolidated financial statements.  This analysis discusses material trends within our business and provides important information necessary for an understanding of our operating results.

●
Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.  This section provides information necessary to evaluate our ability to generate cash and to meet existing and known future cash requirements over both the short and long term.

References to 2011, 2010, and 2009 refer to the 52-weeks period ended January 1, 2012 and January 2, 2011, and the 53-week period ended January 3, 2010.

OVERVIEW

The Company – We are trusted by the world’s leading companies to advance their reputations by aligning their communications with corporate standards and priorities.  By partnering with our customers, we help them increase efficiency; comply with regulatory requirements; improve the way they communicate with and serve their customers, employees, and stakeholders; and ultimately thrive in today’s competitive business climate.

We continue to build a portfolio of solutions to address the changing business landscape for our primary markets. We help companies migrate from paper-based to digital processes by providing innovative tools to manage the entire lifecycle of their documents from concept to delivery.  To accomplish this, we utilize our market expertise to provide products and services including:  printed documents and communications, labels, nationwide warehousing and custom-delivery services, consulting, and software solutions.

Our operations include four reportable segments based upon the primary markets we serve:  Healthcare, Financial Services, Commercial Markets, and Industrial.

Our Business Challenges – Advances in on-demand technologies have accelerated the adoption of electronic distribution of documents and digital printing, therefore reducing the market for longer-run traditional business forms, a legacy product offering of the Company.  In addition, the downturn in the economy and turmoil in the credit markets in recent years have created highly competitive conditions in an already over-supplied, price-competitive industry.  We have taken substantial measures to transform our Company to be leaders in our primary markets.  Going forward, we believe our success is dependent upon addressing the following key challenges:

●	Transformation of our portfolio of solutions

●	Future pension funding requirements and amortization of actuarial gains and losses

●	Generating positive cash flow

●	Expanding market share in core markets

●	Developing a targeted approach in global expansion

Transformation of our portfolio of solutions – Traditional business documents and information-driven processes are essential in order to conduct business.  However, many printed documents and related services are being replaced or commoditized by advances in digital technologies, causing significant price pressures and steady declines in demand for a large portion of our legacy product line.  The same digital advances also introduce new opportunities with significant growth potential for us, such as print-on-demand services and solutions that assist customers in their transition to digital business environments.  These growth opportunities are particularly enhanced within our four market segments due to our extensive history and experience.

At the end of 2008, we began the process of evolving into a market-focused innovator.  In 2009, we transformed from a product-driven company to one focused on the key markets we serve and we aligned management roles and resources to create an intense focus on customer needs within our four primary markets.  In 2010 and 2011, we continued our transformation and focused on providing and developing new solutions for growth and durability.  A key example of this in 2011 is our investment in new digital color equipment and technology.  The investment supports our strategy for growth in core marketing solutions by helping our customers manage their brand through effective color execution and increased security and efficiency in their critical communications.  Optimization of our manufacturing footprint and implementation of new workflow and print technology in our Print On Demand Centers in 2010 was an important first step operationally.  We transformed five of our regional print centers into "super centers," equipping each with high-speed, high-quality color printing, and in-line finishing and bindery capabilities.  In addition, the regional centers and our three largest satellite facilities were upgraded with the latest high-speed, monochrome printing equipment as well as wide-format printers. Advances in production were complemented by new digital workflow technology, which was rolled out across our entire digital print network.  The software allows web-based orders to move from customer desktops through the production process with minimal intervention.  It automatically routes orders to the print center most convenient to the customer, which dramatically improves fulfillment times and reduces freight costs for the customer.  These investments create a strategic advantage for us by allowing us to capitalize on growth opportunities in web publishing.

During 2011 and 2010, we renewed our emphasis on leveraging our intellectual property to further develop and enhance our solution portfolio, resulting in new inventions and patents.  We also made strategic acquisitions.  In 2011, we acquired 100% of the ownership interest in Dialog Medical.  Dialog Medical provides solutions for managing the patient informed consent process.  We believe this acquisition strengthens and broadens our leadership in the healthcare market, compliments our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market.  In 2010, we purchased the assets of Fusion Graphics, Inc.  The assets consisted primarily of patented in-mold label products and intellectual property, including the Grafilm In-Mold Labeling System.  The acquisition is expected to allow us to serve a much broader group of customers worldwide and continue to develop new products within our Industrial business unit.  Building on these technologies, we launched our new Grafilm-Roto in-mold labeling product in the fourth quarter of 2010.

We have also developed strategic relationships with outside partners and invested in additional talent to further drive growth and development of innovative solutions that address the needs of our core markets.

As a result of these investments, we expect to continue to grow and develop innovative solutions, specifically in the areas of patient identification and safety solutions, secure document solutions, marketing and critical communication solutions, and industrial in-mold labeling.  These solutions address important business needs and are positioned for future growth.  They have also contributed to the shift in our revenue from legacy to core solutions.  Core solutions, as a percent of total revenue, were 40% in 2011, compared with 37% in 2010 and 32% in 2009.  We believe our extensive expertise within our markets combined with our continued focus on targeted solutions for those markets will differentiate us from our competitors and will continue to produce growth opportunities outside of our legacy solutions.

Future pension funding and loss amortization – During 2001, 2002, and most recently in 2008 and 2011, our qualified pension plan became underfunded due to weak stock market returns and historically low long-term interest rates.  The amortization of these actuarial losses has resulted in significant pension loss amortization in recent years – $24.3 million in 2011, $18.7 million in 2010, and $14.6 million in 2009.  We expect this trend to continue and that pension loss amortization will continue to materially impact our operating profit in future years.  Based upon current estimates of funding, asset performance, and interest rates, we project pension loss amortization to be $23.0 million in 2012.  Due to the high degree of variability and uncertainty regarding the assumptions used to determine these amounts, actual results could differ significantly from those expected.

The Pension Protection Act of 2006 became effective in 2008 and increased the minimum funding requirements for our qualified pension plan.  In response to the weak economic conditions, the Pension Relief Act of 2010 (PRA) was passed in 2010.  The PRA provides funding relief specifically for plan years 2008 – 2011 by allowing plan sponsors to stretch out funding over a longer period of time for two of these years.  Based upon the new requirements and current estimates, our minimum funding is estimated to be $27 million in 2012, $37 million in 2013, and $44 million in 2014.  Our estimates of minimum funding requirements are also dependent upon investment return and interest rate assumptions that have a high degree of variability and uncertainty, as evidenced in the recent economic climate.  Unexpected gains or losses in asset values or changes in factors affecting interest rates could materially impact the actual required contributions.

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

Generating positive cash flow – Transforming our product portfolio and funding our pension plan creates additional challenges related to generating and maintaining positive cash flow due to the significant cash investments required.  Pricing pressures in our legacy product line as these products are further commoditized create additional pressures on cash.  Our core solutions generally generate higher profit margins; therefore, our continued shift from legacy to core solutions will help offset these pressures.  We continue to undertake aggressive actions to accelerate our transition, reduce costs, and align resources around our core solutions business.  Significant restructuring actions have been implemented to improve our cost structure, most recently late in 2011.  The 2011 plan is expected to reduce costs by approximately $45 million annually and allow us to continue to maintain sufficient liquidity and capital resources to fund near-term operations and growth initiatives.  Additionally, due to the lack of a statutory surplus required under Ohio law, we have suspended our dividend, which will result in the retention of approximately $6 million of capital annually.

Expanding market share in core markets – In 2010 and 2011, we continued to grow market share, optimize operations and earnings, and develop new solutions for growth and durability.  We achieved positive results, as we acquired new customers and expanded business with existing customers across all of our segments.  We continued to advance our market positions by developing key partnerships and alliances, providing us with new opportunities for growth-targeted products and increased market share in our legacy print products.  Additionally, we continued investing in system and infrastructure enhancements, including a refresh of our web-based SMARTworks platform.  These enhancements provide advanced web-based capabilities for our customers, reduce costs, and create operating efficiencies; all of which allow us opportunities to expand our market share through client service and reinvestment in solutions.

As demand for traditional print products is projected to decline approximately 10% to 15% per year, the continued expansion of our market share is a key factor to our success.  We believe our current strategic plans will continue to drive further expansion of our market share in the U.S. going forward.

Developing a targeted approach to global expansion – Since many of our customers have a global presence, we believe we must also increase our ability to provide solutions that support global requirements and are working to develop plans to achieve this.

Our Focus – In 2011, we continued to focus on our customers, creating cost and operational improvements and efficiencies, and cash flow.  As a result of aligning our organization around our key markets, implementing and progressing with our go-to-market strategy, and creating an internal structure for continuous cost and revenue improvement, we have made substantial progress in these areas.  Building on this success, our 2012 priorities continue to center around our customers and operational and profit improvement:

●	Acquire new customers

●	Defend and expand current business

●	Optimize cost structure.

To offset expected declines in legacy product demand, we will continue plans to acquire new customers.  We have made investments in our business development and marketing organizations and will continue to invest in alternate sales channels.  By successfully combining legacy print/product capabilities with technological capabilities, we offer complete solutions that we expect to give us a competitive advantage in acquiring new customers.

We believe the key to our success is our customers.  Our intense focus on our customers’ needs is intended to foster customer loyalty, and we have developed processes and tools to assist in building loyalty, extending our relationships, and measuring and ensuring customer satisfaction.  We will continue to monitor our progress and sponsor additional market-focused customer councils to further enhance our understanding of customer needs and how we can better serve them.  By focusing on customer loyalty, we are ensuring that we have a clear understanding of how our customers view us and can develop specific action plans regarding retaining and expanding our business.

We expect to continue to optimize our cost structure and align our operations around our core solutions.  Our realignment around vertical markets has enabled us to focus our efforts on providing valuable solutions to markets where we are trusted industry leaders and have extensive understanding of document and information management needs.  In 2012, organizational excellence continues to be our goal, and we expect to continue refining our processes to ensure that each person and process in the Company is aligned with our strategic goals.  We will also continue to critically evaluate costs and improve productivity in order to stay cost competitive and most importantly, generate positive cash flow.

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

We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management’s judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions is material to our financial condition or results of operations.  The impact and any associated risks related to these estimates are discussed throughout this discussion and analysis where such estimates affect reported and expected financial results.  The impact of changes in the estimates and assumptions discussed below for the pension plan, fair value measurements, deferred taxes, and environmental liabilities generally do not affect segment results.  However, changes in revenue recognition could impact individual segment results.

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

We review the assumptions used to account for our pension obligations and benefit cost each fiscal year end.

Weighted-Average Assumptions

Projected benefit obligation	2011	2010
Discount rate used for pension obligations	4.25%	5.00%

Holding all other assumptions constant:

●	A 1% increase in the discount rate would decrease the pension obligation recorded by approximately $39.2 million.

●	A 1% decrease in the discount rate would increase the pension obligation recorded by approximately $45.9 million.

Net periodic pension benefit cost	2011	2010	2009
Discount rate (1)	5.00%	5.80%	5.75/7.0%
Expected long-term rate of return on plan assets	8.00%	8.75%	8.75%

(1) The discount rate was 5.75% through March 1, 2009 and 7.0% April through December 2009 due to settlements that occurred on March 1, 2009.  As a result, pension expense was adjusted to reflect the updated discount rate at that time.

Holding all other assumptions constant:

●	A 1% increase or decrease in the discount rate would decrease or increase pension cost by approximately $1.1 million.

●	A 1% increase or decrease in the expected long-term rate of return on plan assets would decrease or increase pension benefit cost by $2.8 million.

The long-term rate of return on plan assets we expect to use to determine fiscal 2012 net periodic pension cost is 8.0%, the same as in 2011.

In 2011, we recorded non-cash actuarial losses of $80.5 million to accumulated other comprehensive income.   We currently have a total of $209.8  million of actuarial losses, net of deferred tax benefits, related to our pension plans that will be amortized to expense in future years.  Amortization of actuarial losses is expected to be approximately $23.0 million in 2012.  We expect amortization expense to trend higher in future periods based on current estimates of funding, asset performance, and interest rates.  Due to the high degree of variability and uncertainty in these assumptions, actual results could differ significantly.

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

Deferred Taxes

We are subject to income taxes in both the United States and Mexico.  Significant management judgment is required in determining our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets, and our provision for income taxes, including tax positions taken or to be taken in our tax returns.

At January 1, 2012, we had net deferred tax assets of $146.9  million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and to operating loss and tax credit carryforwards.

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company concluded after evaluating all positive and negative evidence regarding the potential realization of the Company’s deferred tax assets, a valuation allowance is necessary primarily based on cumulative losses in recent years, (defined as the current and two preceding years) and current year actuarial pension losses.  A valuation allowance is being recorded against the entire U.S. net deferred tax asset except for $21.0 million related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized  without the need for future taxable income.  Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.  The amount of our deferred tax assets considered realizable; however, could change if our estimates of business results or future taxable income change.

We also have a Canadian capital loss carryforward that has an indefinite carryforward period.  A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates.  Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results and the valuation of deferred tax assets over time.  As the economic recovery continues to be sluggish and as issues of debt reduction, global competitiveness, and job creation dominate the national discussion, pressure is clearly building for Congress to lower the corporate rate.  President Obama’s deficit-reduction commission recommended a rate between 23% and 29%, while others have suggested a drop to 10%.   If enacted, the effect of a change in corporate tax rates on our tax expense and deferred taxes will be dependent on the amount of our tax valuation allowance.

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

 Revenue Recognition

We enter into arrangements with customers that contain multiple elements or deliverables such as software, professional services, and ongoing maintenance and post-contract customer support.  We account for the licensing of software arrangements in accordance with generally accepted accounting standards for software revenue recognition.We recognize revenue when all four revenue recognition criteria have been met:  persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collection is probable.  Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.  For example, for multiple element arrangements, we must:  (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific objective evidence (VSOE) of fair value exists for each undelivered element; and (4) allocate the total price among the various elements we must deliver.  Changes in assumptions or judgments or changes to the elements in a software arrangement could change the timing or amount of revenue that we report in a particular period.

We also enter into arrangements with customers that contain multiple elements or deliverables such as custom-printed products, warehousing services, and custom-delivery services.  During 2011, we adopted a new accounting standard that requires us to use a hierarchy to allocate arrangement consideration to each element in the arrangement.  The hierarchy requires the use of VSOE, third-party evidence of selling price (TPE), or best estimate of selling price (BESP).  VSOE represents the price of the deliverable when sold on a stand-alone basis, while TPE represents the price that outside vendors charge on a stand-alone basis.  BESP is management’s best estimate of the selling price on a stand-alone basis using available internal and external data and should be used only when VSOE or TPE cannot be established.

Two of our deliverables, custom-printed products and warehousing services, require the use of BESP.  Determining BESP requires us to make judgments and assumptions regarding the value of these deliverables on a stand-alone basis.  To determine BESP, we consider internally-generated data such as estimated costs for materials, labor, manufacturing and administrative costs, as well as external data such as observable pricing for similar products and current industry and competitive market conditions.  In addition, we consider product life cycle stages, profit margins, assumed volume/activity levels, and typical agreement terms.  We routinely update, analyze, and weight this data based on the significance we believe each assumption bears on the selling prices we ultimately could charge.  As such, our determination of BESP requires significant judgment.

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

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our results of operations and financial condition.  The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.  This analysis is presented in the following sections:

●	Consolidated Summary: A discussion of our consolidated results of operations for 2011, 2010, and 2009.

●	Segment Operating Results: An analysis of revenue, cost of sales, gross margin, and operating income by segment.

Consolidated Results

The following summarizes our consolidated results for 2011, 2010, and 2009.  In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements and curtailments, postretirement plan termination, restructuring charges, asset impairments, and the deferred tax valuation allowance.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making.  This presentation is similar to the manner in which our Board of Directors internally evaluates performance.

	2011	% Change	2010 (1)	% Change	2009 (1)
Revenue	$648.1	-3%	$668.4	-4%	$694.0
Cost of sales	449.9	-2%	458.6	-4%	478.3
Gross margin	198.2	-6%	209.8	-3%	215.7
Gross margin % of sales	30.6%		31.4%		31.1%

SG&A expense	206.7	1%	204.6	0%	205.3
Pension settlements, curtailments, and postretirement
plan termination	(19.7)		0.4		20.4
Restructuring and asset impairment	5.2		1.7		12.7
Environmental remediation	0.2		(0.8)		2.5
Other expense, net	1.8		2.5		0.8
Income (loss) before taxes	4.0		1.4		(26.0)
Income tax expense (benefit)	91.7		1.0		(10.6)
% rate	2294.0%		73.2%		41.0%
Net (loss) income	$(87.7)		$0.4		$(15.4)

Non-GAAP net (loss) income:
Net (loss) income	$(87.7)		$0.4		$(15.4)
Adjustments:
Deferred tax valuation	89.5		-		-
Pension loss amortization	24.3		18.7		14.6
Pension settlements, curtailments, and postretirement
plan termination	(19.7)		0.4		20.4
Restructuring and asset impairment (2)	5.2		2.3		12.7
Income tax effect of adjustments (at statutory tax rates)	(3.9)		(8.6)		(18.9)
Non-GAAP net income	$7.7		$13.2		$13.4

(1) Adjusted for accounting method change for inventory. See Note 7 - Inventories of the Notes to Financial Statements
(2) Includes impairment recorded in other income in 2010

In 2011 and 2010, we remained focused on transforming our product portfolios within all of our segments and launched new solutions.  Economic conditions also showed improvement across our markets, which corresponded to increased order levels.  However, as the recovery in the economy has been slow, customers have continued to focus on cost containment, resulting in pressure on price.  Additionally, cost reduction initiatives implemented by our customers and the continued proliferation of technology have driven declines in the use of certain legacy print products, as technology was utilized to reduce or eliminate the need for printed products.  These conditions have led to accelerated rates of decline in our legacy products, particularly during the last half of 2011.  As a result, overall declines in revenue in legacy print products continue to offset progress made in our core solutions.

The following table details the estimated changes in revenue and cost of sales for 2011 and 2010.

	Revenue Change		Cost of Sales Change
	2011	2010	2011	2010

Units	-4%	-3%	-3%	-3%
Price	1%	-1%	1%	-3%
Mix	-	-	-	2%
	-3%	-4%	-2%	-4%

Revenue

The acquisition of new customers, expansion of new business with existing customers, and an upward trend in order levels due to improved economic conditions drove improvement in our unit sales during 2011 and 2010.  However, due to continued pressures on legacy print products, overall units declined.  Excluding the extra week of revenue in 2009, the unit decline in 2010 was only 2%.

Increases in revenue due to price in 2011 were driven primarily by the pass-through of material price increases.  Declines in pricing in 2010 were driven by intense price competition and customer efforts to minimize costs, particularly in our Commercial Markets segment which operates in highly competitive market conditions.  We experienced increased material costs during 2010 and successfully passed through these costs, which offset pricing pressures during 2010.

The following table provides further insight into the changes in revenue by major categories.

	2011	% Chg	2010	% Chg	2009

Print	$388.2	-5%	$407.5	-5%	$430.2
Labels	108.6	4%	104.5	2%	102.1
Software	10.0	-4%	10.4	21%	8.6
Services	89.4	-6%	95.1	-5%	99.9
Other	51.9	2%	50.9	-4%	53.2
	$648.1	-3%	$668.4	-4%	$694.0
Core	40%		37%		32%
Legacy	60%		63%		68%

Core print revenue increased in 2011 and 2010 as we progressed with our go-to-market strategy and acquired new customers and expanded sales to existing customers.  Marketing solutions increased approximately $3.4 million in 2011 and $16.2 million in 2010.  Critical communication solutions increased approximately $1.7 million in 2011, but decreased slightly in 2010.  However, declines in legacy print, primarily business forms and documents, declined approximately $21.4 million in 2011 and $34.6 million in 2010 despite expanding our market share and acquiring new customers.

Labels revenue increased in 2011 and 2010 driven by improved economic conditions and advancement of new solutions such as our in-mold labels.  Core label products increased approximately $5.4 million in 2011 and $6.6 million in 2010, which was offset by declines in legacy label products of $1.2 million and $4.3 million.

Services revenue, primarily warehousing and custom-delivery services, declined in 2011 and 2010 as print revenue volume declined.  Many of these services are bundled with printed products and therefore fluctuate with the changes in print revenue.

Cost of Sales and Gross Margin

In 2011, cost of sales decreased primarily as a result of units due to lower sales volume.  These decreases were offset partially by increases in price resulting from higher material costs and increased costs associated with newly-acquired customers and unabsorbed costs due to lower sales volume.  We realized savings from previously implemented cost reduction initiatives, which partially offset these increases.  As a result, the gross margin percentage declined slightly as compared with 2010.

The decline in cost of sales in 2010 was driven primarily by units and price.  Units declined due to the overall decrease in sales volume.  We estimate that the reduction in production costs through our restructuring actions, workforce reductions, and cost reduction initiatives taken during 2009 accounted for substantially the entire decline in price.  Cost reductions were partially offset by an unfavorable product mix.  Due to increased opportunities in certain marketing solutions, product mix shifted from some lower-cost internally-produced products to other higher-cost products that are primarily outsourced.  The gross margin percentage in 2010 remained consistent with 2009, despite the decline in revenue.

Selling, General and Administrative Expense

	2011	2010	2009

Selling expense	$100.1	$100.7	$108.7
General and administrative expense	74.5	76.5	71.3
Depreciation	8.1	8.8	9.2
Amortization of pension net actuarial losses	24.3	18.7	14.6
Other expense	(0.3)	(0.1)	1.5
Total selling, general and administrative expense	$206.7	$204.6	$205.3

In 2011, selling compensation and related expenses decreased due to reduced revenue volume and changes in selling compensation plans during the year.  In addition, communication and facility costs were lower as compared to 2010 as we continued to realize benefits from previously implemented restructuring and cost reduction initiatives. These savings were partially offset by increases in business development and training costs.  In 2010, our cost reduction initiatives reduced expenses approximately $10.7 million, primarily in compensation-related expenses, communication service costs, and facility costs.  Reductions in communication service costs were enabled in large part by the increased infrastructure investments reported in general and administrative expenses.  Product management costs on key priority solutions, new deal support costs in client satisfaction, and business development costs were higher by approximately $2.7 million as we moved forward with planned investments related to our go-to-market strategy.

General and administrative expenses declined in 2011 as a result of lower employee healthcare costs, planned technology investments, and incentive compensation as compared with 2010.  In 2010, our restructuring plans and cost reduction initiatives resulted in steady declines in general and administrative expenses.  However, a significant portion of the savings was used for planned investments and increased compensation and related expenses.  Investments in system infrastructure projects accounted for an increase of approximately $6 million, of which approximately $2.7 million was focused on advancing our client-facing technology through SMARTworks.

Amortization of pension net actuarial losses increased in 2011 and 2010 as expected due to significant net actuarial losses recorded in recent years that are required to be amortized in future periods.  Based upon current estimates of funding, asset performance, and interest rates, we project pension loss amortization to be $23.0 million in 2012.

Other expense consists primarily of research and development and other pension and postretirement costs.  Primarily as a result of plan modifications, other pension and postretirement costs declined in 2011 and 2010.  These savings were partially offset in 2011 as a result of the termination of our postretirement healthcare plan, which is more fully discussed under “Pension curtailments and settlements.”  Due to the termination, amortization of unrecognized prior service credits and actuarial losses were approximately $1.0 million less favorable in 2011.  We will no longer amortize any unrecognized prior service credits and actuarial losses for this plan in future periods.  This amortization previously had been favorably impacting operating expenses by approximately $1.0 million per quarter or $4.0 annually.

Pension curtailments and settlements

As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $0.5 million and $0.4 million in 2011 and 2010 related to our non-qualified retirement plan and $20.4 million in 2009 related to our qualified, non-qualified, and supplemental executive retirement plans.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.

In 2011, we also terminated our postretirement healthcare plan and will no longer offer medical benefits to currently retired employees, effective as of December 31, 2011.  Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation by $5.1 million.

In addition, the plan amendment also resulted in a net credit of $15.2 to net postretirement benefit cost for the immediate recognition of previously unrecognized prior service credits and actuarial losses.  This credit was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

Restructuring and Other Exit Costs

The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce costs, and maintain a strong financial condition.  We recorded $5.2 million, $1.7 million, $11.5 million, of restructuring and other exit costs in 2011, 2010, and 2009 related to these initiatives.  We intend to continue to critically evaluate operations and costs and may initiate additional cost-reducing initiatives or restructurings in the future.

2011 Plans

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring program is designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy operations.  The restructuring program is expected to result in an estimated $45.0 million in annual savings and the elimination of 12% to 15% of our workforce over the next six to nine months.  Approximately $11.0 million of the savings is expected to be realized in cost of sales, with the remainder realized in SG&A expenses.

Total costs of the restructuring program are expected to be approximately $7.0 million, of which $5.5 million is for involuntary termination costs and $1.5 million is for contract termination and other associated costs, primarily costs for the relocation of equipment and inventory and fees to a third party to assist with the program implementation.

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

Restructuring costs primarily included: severance related to workforce reductions; contract termination and other exit costs from the strategic closure of production and distribution facilities and the subsequent relocation of equipment and inventory; and fees to the third-party that assisted with the development and implementation of the plan.

All of our plans were completed by the end of 2011, and we have realized substantially all of the projected savings expected.

Environmental Remediation

We currently participate in the remediation of two environmental sites for which final remedies have not yet been determined (Pasco Site and Valleycrest Site).  Prior to 2009, our expenses related to these matters had not been significant.  However, in 2009, we recorded noncash charges of $2.5 million for estimated costs for environmental remediation.  Of this amount, $2.0 million related to the Valleycrest Landfill site.  We had participated with other potentially responsible parties of this site from 1995 through 2003.  In 2003, GM stepped into the Company’s position under the Site Participation Agreement and agreed to indemnify the Company against certain future liability in connection with the site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM did not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  Due to this development, we recorded an estimate of our potential liability for remediation costs.  Determining the amount of these costs required significant estimates, as we are in the early stages of developing a remediation plan with other potentially responsible parties, and final potentially responsible parties and their respective shares are unknown.

During 2010, we obtained updated information regarding currently-proposed remediation and our expected share of the remediation for these sites.  As a result, we updated the estimates of our total costs to remediate these sites, which resulted in a net noncash credit of $0.8 million.  Of this amount, the Pasco Site accounted for a credit of $1.3 million, and the Valleycrest Site accounted for a charge of $0.5 million.  As we are still in the early stages of developing a remediation plan with other potentially responsible parties for the Valleycrest Site, estimates of total projected costs are difficult to determine.  Additionally, since the final potentially responsible parties and their respective shares of the remediation costs have not been determined at this time for either site, uncertainty exists as to what our final share of the total costs may be.   Therefore, we could experience increased costs in future periods as the remediation processes progress, although we are unable to estimate the amounts at this time.

Income Taxes

The effective tax rate used to calculate our tax benefit or expense was 2,294.0%, 73.2%, and 41.0% for 2011, 2010, and 2009.  The reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.7	15.3	4.7
Change in cash surrender value	5.0	(12.5)	2.2
Meals and entertainment	4.9	12.3	(0.7)
Change in unrecognized tax benefits	(9.8)	14.0	-
Adjustment to prior year tax accruals	1.4	20.8	(0.3)
Foreign statutory rate differential	(2.3)	(0.4)	(0.4)
Rate adjustment to deferred taxes	17.5	-	-
Deficiencies on equity awards	3.6	6.9	(0.7)
Valuation allowance	2,238.6	(19.8)	-
Permanent and other items	(1.6)	1.6	1.2

Effective tax rate	2,294.0%	73.2%	41.0%

The effective tax rate for 2011 was significantly impacted by an adjustment to establish a valuation allowance against substantially all of our net deferred tax assets except for $21.0 million related to the pension liability.  After evaluating all positive and negative evidence regarding the potential realization of our deferred tax assets, we concluded that a valuation allowance is necessary primarily based on cumulative losses in recent years and current year actuarial pension losses.  Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.

Segment Operating Results

Management evaluates the results of its segments on the basis of operating income before restructuring and impairment, and excludes items listed in the reconciliation in Note 17 – Segment Reporting of the Notes to Financial Statements.  This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  A complete description of our reportable segments is included in Item 1, “Business.”

Components of Segment Operating Income

Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable business unit’s cost of sales.  Our business units incur a portion of selling, general and administrative expense directly.  Each business unit also receives an allocation of SG&A expense as follows:

●
Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

●	Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit’s budgeted revenue as a percentage of actual consolidated revenue.
●	General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.

In 2011, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for prior years has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

Variability in the segment’s actual revenue or the level of selling or corporate SG&A expense to allocate can have a significant impact on segment profitability.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) by segment for 2011, 2010, and 2009.  A discussion of each segment’s results follows.

	2011	% Chg	2010	% Chg	2009
Revenue
Healthcare	$236.8	-6%	$251.0	-6%	$265.8
Financial Services	174.1	-1%	175.7	-9%	193.2
Commercial Markets	159.4	-7%	170.6	-3%	175.4
Industrial	77.8	9%	71.1	19%	59.6
Consolidated Revenue	$648.1	-3%	$668.4	-4%	$694.0

		% Rev		% Rev		% Rev
Gross Margin
Healthcare	$83.1	35.1%	$91.9	36.6%	$96.5	36.3%
Financial Services	50.5	29.0%	52.2	29.7%	56.2	29.1%
Commercial Markets	41.8	26.2%	44.2	25.9%	46.9	26.7%
Industrial	22.8	29.3%	21.5	30.2%	16.1	27.0%
Total Segments	$198.2	30.6%	$209.8	31.4%	$215.7	31.1%

Operating Income (Loss)
Healthcare	$14.5	6.1%	$19.6	7.8%	$22.6	8.5%
Financial Services	7.3	4.2%	7.4	4.2%	7.9	4.1%
Commercial Markets	(3.9)	-2.4%	(3.3)	-1.9%	(2.6)	-1.5%
Industrial	0.1	0.1%	(0.5)	-0.7%	(2.7)	-4.5%
Total Segments (1)	$18.0	2.8%	$23.2	3.5%	$25.2	3.6%

(1) A reconciliation of operating income per segment to consolidated income from operations is provided in Note 17-Segment Reporting of the Notes to Financial Statements.

Healthcare

Our Healthcare segment serves hospitals and other providers of healthcare and related services.  This market is undergoing fundamental change as advancing technologies and the focus on patient safety and cost efficiencies are transforming how patient information is obtained and maintained throughout the patient care process.  These factors, combined with legislative actions in the U.S., are leading to a shift from printed patient documents and records to electronic medical records, steadily reducing demand for most legacy print products while increasing demands for digital document solutions and safety products.  In 2011, we continued to see the effects of these factors, with declines in legacy print products accelerating as the year progressed.

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

In 2011, we acquired 100% of the ownership interest in Dialog Medical.  Dialog Medical provides solutions for managing the patient informed consent process.  We believe this acquisition strengthens and broadens our leadership in the healthcare market, compliments our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market.

The following table details the estimated changes in revenue and cost of sales for 2011 and 2010.  Changes in product mix did not materially contribute to the changes in either revenue or cost of sales.

	Revenue Change		Cost of Sales Change
	2011	2010	2011	2010

Units	-7%	-5%	-5%	-4%
Price	-	-1%	-	-2%
Acquisition	1%	-	1%	-
	-6%	-6%	-4%	-6%

Revenue

During 2011 and 2010, units increased as we continued efforts to retain and expand our customer base by pursuing new opportunities provided by the Novation contract secured late in 2009 and by expanding sales in core solutions.  However, these increases were more than offset by declines in our administrative and clinical forms due to adoption of digital technologies and lower-than-expected rates of expansion in label and wristband products.  Additionally, 2% of the unit decline in 2010 related to the additional week in 2009.

The decrease in pricing in 2010 was primarily the result of an increase in discounts related to new customers acquired as a result of new GPO agreements, as well as other new customers.

The following table provides further insight into the changes in revenue by major categories.

	2011	% Chg	2010	% Chg	2009

Print	$152.5	-8%	$165.6	-6%	$176.4
Labels	31.6	1%	31.4	-8%	34.3
Software	5.6	47%	3.8	124%	1.7
Services	29.7	-5%	31.3	-5%	33.0
Other	17.4	-8%	18.9	-7%	20.4
	$236.8	-6%	$251.0	-6%	$265.8
Core	37%		34%		31%
Legacy	63%		66%		69%

We continued executing our go-to-market strategy by acquiring new customers and expanding our offerings to existing customers in 2011 and 2010.  These efforts produced positive results as print revenue in core communication solutions increased $2.6 million in 2011 and $3.1 million in 2010.  However, overall revenue in legacy print products, primarily administrative and clinical forms, declined $15.6 million in 2011 and $14.0 million in 2010, which more than offset these gains.  These declines were driven by the continued adoption of digital technologies and are expected to continue at accelerated rates in future periods.

Labels revenue increased slightly in 2011 as we began to see the effects of our focus on developing and expanding core patient identification solutions.  Declines in labels in 2010 resulted from decreases in legacy labels and lower than expected rates of expansion in core labels and wristbands, due in part to limitations under our GPO agreements.

Services declined in 2011 and 2010 due to declines in legacy print products and the associated services with these products, primarily storage and freight.

Although currently only 2% of total revenue, software sales have increased in 2011 and 2010 as we continue to expand our core solutions in this area.  Revenue from our recent acquisition of Dialog Medical accounted for an increase of approximately $2.2 million.

Cost of sales

Cost of sales decreased in 2011 and 2010 primarily due to units from lower sales volume.  Material prices increased approximately 1% in 2011 and 2010; however, lower production expenses realized from our cost reduction initiatives offset these costs.

Operating income

Operating income was down $5.1 million in 2011 compared with 2010 due to lower gross margin on lower sales volume.  The decline was partially offset by lower compensation-related selling expenses and lower allocated SG&A expenses.

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

Financial Services

Our Financial Services segment operates in a market where advancing technologies and changing regulatory requirements continue to transform the products and services desired by our customers.  The unstable economic conditions in 2009 and 2010 particularly impacted financial services customers leading to consolidations within the industry, intense customer focus on cost reductions, and highly competitive conditions.  These factors also led to an increase in the adoption of digital technologies further impacting demand and prices for traditional print products.

During 2010 and 2011, we utilized our extensive experience to continue to develop our product portfolio and address the changing needs of this market.  We expanded sales to existing customers in marketing solutions and also began to expand our customer base.  Although the economy in general improved in 2010 and 2011, economic conditions within this market still remain weak.  Combined with cost pressures related to regulatory compliance requirements, financial services institutions continue to struggle which continues to impact this segment.

The following table details the estimated changes in revenue and cost of sales for 2011 and 2010.

	Revenue Change		Cost of Sales Change
	2011	2010	2011	2010

Units	-1%	-9%	-1%	-8%
Price	-	-	1%	-4%
Mix	-	-	-	2%
	-1%	-9%	-	-10%

Revenue

We saw positive effects from our go-to-market strategy in 2011 and 2010 as we increased our customer base slightly and expanded sales to existing customers.  However, we continued to see the effects of weak economic conditions and technology erosion which offset these gains and resulted in unit declines, particularly in 2010.  In 2010, unit declines were further impacted by the significant erosion in volume with a few customers that occurred during 2009.  The lack of an extra week in 2010 as compared with 2009 also resulted in a 1% decline in units.

Recently, one of our significant customers announced a major restructuring.  We do not know the exact impact this may have on the segment’s financial results; however, we anticipate lower revenue of approximately $15-18 million from this customer in 2012.

The following table provides further insight into the changes in revenue by major categories.

	2011	% Chg	2010	% Chg	2009

Print	$125.7	-1%	$126.4	-10%	$141.1
Labels	1.7	6%	1.6	33%	1.2
Software	3.1	-42%	5.3	26%	4.2
Services	31.2	-4%	32.6	-10%	36.4
Other	12.4	27%	9.8	-5%	10.3
	$174.1	-1%	$175.7	-9%	$193.2
Core	34%		30%		24%
Legacy	66%		70%		76%

Expansion of sales to existing customers and acquisition of new customers contributed to increases in our core print solutions in 2011 and 2010.  Marketing solutions increased approximately $2.2 million in 2011 and $6.5 million in 2010.  Critical communication solutions also increased $3.0 million in 2011.  However, these gains were outpaced by declines in legacy print of approximately $5.7 million in 2011 and $17.1 million in 2010.

Cost of sales

In 2011, costs declined due to units as a result of lower sales volume.  This decline was offset by an increase in price, driven by higher material costs and initial costs associated with newly-acquired customers.  These increases offset continued improvements in cost of sales from previously implemented cost reduction initiatives.  As a result, the gross margin percentages declined slightly as compared to 2010.

In 2010, cost of sales declined primarily due to units on lower sales volume.  The decrease attributable to price was primarily driven by our internal cost reduction initiatives and restructuring plans.  These reductions were partially offset by increased costs related to product mix resulting from our go-to-market strategy for marketing solutions.  Some of these solutions are lower-margin products that are primarily outsourced at a higher cost than internally-produced products.  As a result, the gross margin percentage in 2010 improved only slightly as compared with 2009.

Operating income

Operating income in 2011 was consistent with 2010.  The decline in gross margin as a result of lower volume was offset by lower allocated SG&A expenses.

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

Commercial Markets

Our Commercial Markets segment also operates in a market being affected by digital advances.  Customer adoption of digital technologies has reduced demand in traditional print products creating excess capacity and increased price competition, while at the same time creating new opportunities for print-on-demand and digital-based products.  Additionally, products sold in this segment are heavily weighted toward customer spending on transactional documents, training, advertising, and payroll services.  Therefore, a strong correlation exists between the demand for most of our products and the economic conditions within the market and unemployment rates.  A slow economic recovery and high unemployment rates continue to have a negative impact on our customers.  Reduced demand has resulted in consolidations and divestitures as a means to control costs and create efficiencies.

During 2011 and 2010, economic conditions slowly improved, and we continued to focus on our customers’ needs and the development of new solutions.  We extended solutions to existing customers and acquired new customers.  However, intense price competition and continued technological erosion in our traditional print products led to revenue declines.

The following table details the estimated changes in revenue and cost of sales for 2011 and 2010.

	Revenue Change		Cost of Sales Change
	2011	2010	2011	2010

Units	-8%	1%	-7%	-1%
Price	1%	-4%	1%	-5%
Mix	-	-	-1%	4%
	-7%	-3%	-7%	-2%

Revenue

Revenue declined in 2011 primarily due to lower units.  Non-repeat orders in marketing solutions, lost revenues from a few large customers, and reduced demand for legacy products drove the declines.  Increases in revenue due to price resulted primarily from the pass-through of material cost increases.

In 2010, units increased primarily as a result of improved economic conditions and a small expansion in our customer base.  However, this increase was offset by price declines.  Intense competition within the industry resulted in higher discounts on new business, as well as with existing customers.

The following table provides further insight into the changes in revenue by major categories.

	2011	% Chg	2010	% Chg	2009

Print	$90.3	-7%	$97.3	1%	$96.1
Labels	27.4	-5%	28.8	-15%	33.7
Software	1.1	10%	1.0	-58%	2.4
Services	21.6	-11%	24.4	2%	24.0
Other	19.0	-1%	19.1	-1%	19.2
	$159.4	-7%	$170.6	-3%	$175.4
Core	30%		30%		24%
Legacy	70%		70%		76%

Declines in legacy solutions negatively impacted print revenue in 2011 and 2010, accounting for declines of approximately $4.9 million and $6.7 million. Marketing solutions increased in 2010 approximately $6.8 million but declined $3.0 million in 2011.

Services declined in 2011 primarily due to declines in distribution services associated with unit declines in print products.

Cost of sales

In 2011, cost of sales decreased overall primarily driven by lower sales volume.  We did experience some higher costs as a result of material cost increases during the year and increased production costs related to newly acquired customers and unabsorbed costs due to lower unit volume.  However, changes in product mix from some lower margin legacy products to higher margin core growth products offset some of the higher costs.

In 2010, cost of sales decreased overall primarily driven by lower production costs of approximately 5% resulting from our workforce reductions and other cost reduction initiatives.    These savings were offset by a shift in product mix from some internally produced products to higher-cost outsourced products.   Despite the reduction in cost of sales, the gross margin percentage declined in 2010 as compared with 2009, as pricing concessions in revenue outpaced the cost savings.

Operating income

The operating loss for 2011 was $0.6 million higher compared with 2010 due to the decline in sales volume and unabsorbed SG&A costs.  The operating loss for 2010 was $0.7 million higher than 2009 due the decline in sales volume and increased administrative expenses related to planned investments in infrastructure in 2010.

Industrial

Our industrial segment has experienced growth as we continued to execute our go-to-market strategy and expand our in-mold product line.  Our acquisition of selected assets of Fusion Graphics in 2010 and the development of new applications has supported these efforts.

Additional growth has been realized as economic conditions in the U.S. have slowly improved from the economic downturn in 2009.  Primary customers for this segment are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  As a result, as conditions improved, order levels for most of our products increased.  Although manufacturing has continued to expand in the U.S. in 2011 and is expected to expand in 2012, some industrial segments that we focus on have continued to show slow growth or declines, especially HVAC, electrical distribution, and appliances.

The following table details the estimated changes in revenue and cost of sales for 2011 and 2010.

	Revenue Change		Cost of Sales Change
	2011	2010	2011	2010

Units	6%	15%	6%	14%
Price	3%	4%	4%	-1%
Mix	-	-	-	1%
	9%	19%	10%	14%

Revenue

Revenue increased in 2011 and 2010 primarily due to units.  Growth was driven by increased sales of core solutions, the acquisition of new customers, and expansion of sales to existing customers.

Units also increased, particularly in 2010, as economic conditions in manufacturing improved from the downturn in 2009.  Due to slow economic growth and some declines experienced by our HVAC, electrical distribution, and appliance customers, revenue increases were lower in 2011 as compared to 2010.

Pricing increased in 2011 and 2010 primarily due to targeted efforts to improve profit margins and the pass-through of material price increases.  We expect this trend to continue in 2012.

The following table provides further insight into the changes in revenue by major categories.

	2011	% Chg	2010	% Chg	2009

Print	$19.7	8%	$18.2	10%	$16.6
Labels	47.9	12%	42.7	30%	32.9
Software	0.2	-33%	0.3	-	0.3
Services	6.9	1%	6.8	5%	6.5
Other	3.1	-	3.1	-6%	3.3
	$77.8	9%	$71.1	19%	$59.6
Core	88%		86%		82%
Legacy	12%		14%		18%

Increases in print products in 2011 and 2010 were driven primarily by increases in marketing solutions and critical communications.  These solutions increased approximately $1.7 million in 2011 and $1.6 million in 2010.  The increases were partially offset by declines in legacy print products of $0.3 million in 2011 and 2010.  Marketing solutions and critical communications increased due to increased sales efforts around these core solutions as we implemented our go-to-market strategy.

Increases in labels in 2011 and 2010 were primarily driven by increased sales in printed production parts as a result of the acquisition of new customers and improved economic conditions.  The rate of increase in 2011 was lower as economic growth in some of our primary industrial segments weakened as 2011 progressed. Sales of our in-mold labels continued to increase with the acquisition of new customers, although at lower than anticipated rates.  Revenue from in-mold labels was $2.8 million, $1.7 million, and $0.6 million in 2011, 2010, and 2009.

Cost of sales

The increase in cost of sales due to units in 2011 and 2010 was driven by higher sales volume.  In 2011, costs also increased due to pricing as a result of higher material costs of approximately 2% and higher production costs of 2%.  Higher production costs resulted from unabsorbed costs due to lower than anticipated volume in our in-mold product line and temporarily higher costs associated with certain customer accounts.  Due to the increase in costs, the gross margin percentage declined approximately 1% in 2011 as compared with 2010.

In 2010, volume increases throughout the year improved cost absorption rates, particularly in our in-mold product line.  We incurred higher material costs of approximately 2% resulting from supplier price increases during 2010.  However, we successfully offset these increases with reduced production costs of approximately 3% resulting from our restructuring and cost reduction initiatives.  Due to these cost improvements, the gross margin percentage increased from 27.0% in 2009 to 30.2% in 2010.

Operating income

Operating income improved from a loss of $0.5 million in 2010 to income of $0.1 million in 2011as a result of higher sales volume and targeted cost reduction efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity and capital resources will include an analysis of our cash flows and capital structure.  This discussion also presents financial measures that are considered non-GAAP.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we take the measure of cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow as the change in net debt (credit facility less cash and cash equivalents).

Cash Flows

The major elements of the Statements of Cash Flows are summarized below:

CASH INFLOW (OUTFLOW)	2011	2010	2009
Net income plus non-cash items	$32.5	$44.3	$50.3
Working capital	7.2	(0.3)	7.7
Restructuring payments	(1.2)	(5.4)	(9.9)
Contributions to qualified pension plan	(25.0)	(24.0)	(20.6)
Other (1)	(0.2)	(2.8)	(8.3)
Net cash provided by operating activities	13.3	11.8	19.2

Capital expenditures	(14.1)	(8.4)	(8.8)
Acquisitions	(4.9)	(2.5)	-
Proceeds from sale of property and equipment	1.8	0.4	0.6
Net cash used in investing activities	(17.2)	(10.5)	(8.2)

Net change in borrowings under credit facility	12.6	4.0	2.0
Principal payments on long-term debt	(1.7)	(1.5)	(0.2)
Dividends paid	(5.8)	(5.8)	(11.0)
Other	-	0.2	0.2
Net cash provided by (used in) financing activities	5.1	(3.1)	(9.0)
Net effect of exchange rate changes	(0.2)	(0.1)	0.1
Net change in cash	$1.0	$(1.9)	$2.1

Memo:
Add back credit facility borrowed	(12.6)	(4.0)	(2.0)
Cash flow on a net debt basis	$(11.6)	$(5.9)	$0.1

(1) Includes deferred compensation and non-qualified pension payments and changes in other non-current assets and liabilities.

Operating activities

Restructuring payments were lower in 2011 and 2010 as we completed previously initiated restructuring plans.  In January 2012, we announced a restructuring program that when fully implemented is expected to result in an estimated $45.0 million in annual savings.  Total costs of the restructuring program are expected to be approximately $7.0 million, the majority of which will be incurred 2012.

Contributions to the Company’s qualified pension plan were $25.0 million, $24.0 million, and $20.6 million in 2011, 2010, and 2009.  We have elected to take advantage of the funding relief provisions of the Pension Relief Act of 2010.  Based upon these provisions and current estimates, our minimum funding is estimated to be $27 million in 2012, $37 million in 2013, and $44 million in 2014.

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2009 due to employees retiring and electing lump sum payments of their benefits during that year.

Investing activities

Net cash used in investing activities were primarily driven by capital expenditures in 2011, 2010, and 2009.  In 2011 and 2010, we made strategic investments in our infrastructure and product portfolio.  In 2009, our capital spending primarily related to projects with higher returns on invested capital and those required to maintain operations.  In 2012, we expect capital expenditures to be in the range of $9 million to $11 million.

In the last half of 2011, we also entered into several capital lease obligations for digital color equipment and technology.  The new investment supports our strategy for growth in core marketing solutions.  The capital lease obligations provide for aggregate payments, including interest, of approximately $8.3 million over the next five years.

As part of our go-to-market strategy to expand our product portfolio, we invested in acquisitions totaling $4.9 million and $2.5 million in 2011 and 2010.  In 2011, we acquired 100% of the ownership interest in Dialog Medical as an addition to our Healthcare segment.  We paid approximately $4.9 million at the time of purchase.  We also signed a note payable for $0.6 million, which will be paid in two annual installments beginning on the first anniversary date of the agreement.  In addition, in accordance with the contingent consideration arrangement, we will pay two additional annual payments based upon the achievement of certain revenue targets by the acquired business.  The agreement provides for maximum contingent consideration of $2.0 million.  However, based on current revenue forecasts, we have recorded a liability in the amount of $0.6 million.

In 2010, we purchased selected assets, primarily patents, of Fusion Graphics, Inc. for approximately $2.5 million.  The purchase represents an important part of transforming our product portfolio specifically related to our in-mold product line of our Industrial segment.  We expect to continue considering other acquisition opportunities that further expand and improve our product portfolio.

Financing activities

In 2011 and 2010, borrowings increased under our revolving credit facility, driven by lower operating profit, increased contributions to our qualified pension plan, and increases in capital expenditures and acquisitions.  Although, savings from our cost reduction initiatives and lower dividend payments allowed us to partially absorb these costs.

Dividend payments to shareholders in 2011 were consistent with 2010.  Dividend payments in 2010 were lower compared with 2009, as our Board of Directors elected to reduce the quarterly dividend from $0.23 to $0.05 per share beginning in the second quarter of 2009.  This decision was made after giving consideration to the economic environment and the Company’s strategy, equity position, and capital needs.

In January 2012, we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation’s statutory surplus.  Because of the decline in shareholder’s equity related to actuarial losses in our pension plan and the valuation allowance established against deferred tax assets, there is not currently a statutory surplus.

We have a $100,000 four-year senior secured revolving credit facility (Credit Facility) with five banks that matures in 2014.  The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11.2 million, whichever is greater.

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

At year end, we had $35.0 million available under the Credit Facility.

We believe that the combination of internally-generated funds, available cash reserves, and our Credit Facility will be sufficient to fund our operations, including capital expenditures, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of investing in our growth initiatives aimed at transforming our product portfolio and our pension funding.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.

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

In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 1, 2012.

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

/s/ JOSEPH P. MORGAN, JR	/s/ ROBERT M. GINNAN
Joseph P. Morgan, Jr.	Robert M. Ginnan
President and Chief Executive Officer	Vice President, Treasurer and
March 9, 2012	Chief Financial Officer
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

We have audited The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Standard Register Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Standard Register Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Standard Register Company and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio
March 9, 2012

Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of The Standard Register Company and subsidiaries as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income and comprehensive income, cash flows, and shareholders’ (deficit) equity for each of the three years in the period ended January 1, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, the Company changed the method of accounting for certain inventories from the LIFO method to the FIFO method in 2011 resulting in the retrospective application to all prior periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Standard Register Company and subsidiaries’ internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of The Standard Register Company and subsidiaries’ internal control over financial reporting.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio
March 9, 2012

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 1,	January 2,
A S S E T S	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$1,569	$531
Accounts receivable, net	113,403	122,308
Inventories	48,822	54,061
Deferred income taxes	-	2,139
Prepaid expense	9,058	8,962
Total current assets	172,852	188,001

PLANT AND EQUIPMENT
Land	1,919	2,221
Buildings and improvements	65,111	65,111
Machinery and equipment	186,547	181,808
Office equipment	165,017	165,600
Construction in progress	1,758	1,431
Total	420,352	416,171
Less accumulated depreciation	346,402	342,022
Total plant and equipment, net	73,950	74,149

OTHER ASSETS
Goodwill	7,456	6,557
Intangible assets, net	7,023	2,265
Deferred tax asset	23,996	102,996
Other	8,584	10,819
Total other assets	47,059	122,637

Total assets	$293,861	$384,787

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 1,	January 2,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	2012	2011

CURRENT LIABILITIES
Current portion of long-term debt	$2,470	$1,467
Accounts payable	32,259	34,110
Accrued compensation	13,019	15,056
Accrued restructuring and other exit costs	5,660	1,689
Deferred revenue	5,345	2,225
Deferred income taxes	2,887	-
Other current liabilities	21,803	24,216
Total current liabilities	83,443	78,763

LONG-TERM LIABILITIES
Long-term debt	60,149	42,926
Pension benefit obligation	236,206	185,174
Retiree healthcare obligation	-	4,931
Deferred compensation	5,777	6,306
Environmental liabilities	3,753	3,823
Other long-term liabilities	3,586	3,060
Total long-term liabilities	309,471	246,220

COMMITMENTS AND CONTINGENCIES - See Note 18

SHAREHOLDERS'(DEFICIT) EQUITY
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 2011 - 26,389,523; 2010 - 26,227,199	26,389	26,227
Class A stock, $1.00 par value:
Authorized - 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	65,307	63,401
Accumulated other comprehensive losses	(210,173)	(142,900)
Retained earnings	64,924	158,518
Treasury stock at cost:
2,014,320 and 1,996,952 shares	(50,225)	(50,167)
Total shareholders' (deficit) equity	(99,053)	59,804

Total liabilities and shareholders' (deficit) equity	$293,861	$384,787

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1,	January 2,	January 3,
	2012	2011	2010

REVENUE
Products	$558,664	$573,253	$594,087
Services	89,445	95,124	99,929
Total revenue	648,109	668,377	694,016

COST OF SALES
Products	394,650	398,288	414,817
Services	55,290	60,281	63,550
Total cost of sales	449,940	458,569	478,367

GROSS MARGIN	198,169	209,808	215,649

OPERATING EXPENSES
Selling, general and administrative	206,656	204,613	205,270
Pension settlements, curtailments, and postretirement plan termination	(19,719)	370	20,412
Environmental remediation	203	(803)	2,513
Asset impairments	-	-	1,176
Restructuring and other exit costs	5,198	1,733	11,513
Total operating expenses	192,338	205,913	240,884

INCOME (LOSS) FROM OPERATIONS	5,831	3,895	(25,235)

OTHER INCOME (EXPENSE)
Interest expense	(2,466)	(2,189)	(1,197)
Investment and other income (expense)	632	(333)	390
Total other expense	(1,834)	(2,522)	(807)
INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES	3,997	1,373	(26,042)
INCOME TAX EXPENSE (BENEFIT)	91,695	1,005	(10,678)
NET (LOSS) INCOME	$(87,698)	$368	$(15,364)

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(3.02)	$0.01	$(0.53)

NET (LOSS) INCOME	$(87,698)	$368	$(15,364)
Net actuarial (losses) gains, net of $49, ($4,467), and $6,267
deferred income tax expense (benefit)	(80,426)	(6,781)	9,514
Actuarial loss reclassification, net of $1,636, $7,645, and $10,875
deferred income tax expense	26,995	11,606	16,512
Prior service credit, net of $2,015 and $979 deferred income tax expense	3,059	1,486	-
Prior service credit reclassification, net of ($10,998), ($1,590), and ($1,591)
deferred income tax benefit	(16,697)	(2,415)	(2,415)
Cumulative translation adjustment	(204)	(28)	140

COMPREHENSIVE (LOSS) INCOME	$(154,971)	$4,236	$8,387

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(87,698)	$368	$(15,364)
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	21,809	23,255	25,044
Restructuring charges	5,198	1,733	11,513
Pension and postretirement (benefit) expense	(215)	14,454	32,320
Deferred tax expense (benefit)	91,330	62	(9,862)
Other	2,053	4,483	6,613
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts and notes receivable	8,607	(14,504)	3,715
Inventories	5,239	8,253	10,014
Restructuring spending	(1,227)	(5,409)	(9,872)
Accounts payable and accrued expenses	(6,670)	5,912	(6,006)
Pension and postretirement contributions and payments	(28,734)	(27,801)	(28,181)
Deferred compensation payments	(606)	(2,415)	(2,374)
Other assets and liabilities	4,169	3,397	1,614
Net cash provided by operating activities	13,255	11,788	19,174
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(14,186)	(8,403)	(8,844)
Proceeds from sale of equipment	1,845	359	634
Acquisitions, net of cash received	(4,905)	(2,464)	-
Net cash used in investing activities	(17,246)	(10,508)	(8,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	12,661	4,019	2,010
Principal payments on long-tem debt	(1,721)	(1,477)	(159)
Proceeds from issuance of common stock	163	187	239
Dividends paid	(5,836)	(5,807)	(11,026)
Purchase of treasury stock	(58)	(34)	(38)
Net cash provided by (used in) financing activities	5,209	(3,112)	(8,974)
Effect of exchange rate changes on cash	(180)	(41)	132
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,038	(1,873)	2,122
Cash and cash equivalents at beginning of year	531	2,404	282
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,569	$531	$2,404

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$2,461	$2,132	$1,250
Income taxes paid (refunded)	184	(1,010)	567

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Capital leases	$7,287	$4,384	$-
Acquisition financing	1,276	-	-
Loan payable recorded for professional services	-	1,598	-
Note receivable recorded in connection with sale of plant and equipment	-	-	950

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(Dollars in thousands)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1,	January 2,	January 3,
	2012	2011	2010
COMMON STOCK
Beginning balance	$26,227	$26,130	$26,044
Dividend reinvestment plan	55	50	52
Issuance of vested shares	107	47	34
Ending balance	$26,389	$26,227	$26,130

CLASS A STOCK	$4,725	$4,725	$4,725

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$63,401	$62,888	$61,304
Stock option compensation expense	1,160	1,017	973
Compensation expense for nonvested shares	745	874	458
Dividend reinvestment plan	108	137	187
Dividends declared, $.05 per share	-	(1,468)	-
Issuance of vested shares	(107)	(47)	(34)
Ending balance	$65,307	$63,401	$62,888

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$(142,900)	$(146,768)	$(170,519)
Cumulative translation adjustment	(204)	(28)	140
Change in net actuarial losses	(53,431)	4,825	26,026
Change in net prior service credit	(13,638)	(929)	(2,415)
Ending balance	$(210,173)	$(142,900)	$(146,768)

RETAINED EARNINGS
Beginning balance	$158,518	$162,543	$183,708
Net (loss) income	(87,698)	368	(15,364)
Dividends declared, $.20 per share in 2011, $.15 per share
in 2010, and $.20 per share in 2009	(5,896)	(4,393)	(5,801)
Ending balance	$64,924	$158,518	$162,543

TREASURY STOCK AT COST
Beginning balance	$(50,167)	$(50,133)	$(50,095)
Treasury stock acquired	(58)	(34)	(38)
Ending balance	$(50,225)	$(50,167)	$(50,133)

Total shareholders' (deficit) equity	$(99,053)	$59,804	$59,385

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Standard Register Company is a recognized leader in the healthcare, financial services, commercial, and industrial markets.  Our principle products include print, labels, and software.  Service revenue primarily includes warehousing and custom-delivery services (distribution services), professional services and other consulting, design services, and software postcontract support.

The accounting policies that affect the more significant elements of our financial statements are summarized below.

Principles of Consolidation

Our consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.

Fiscal Year

Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2011, 2010, and 2009, ended on January 1, 2012, January 2, 2011, and January 3, 2010.  Fiscal years 2011 and 2010 each included 52 weeks and fiscal year 2009 included 53 weeks.

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

Bad debt expense was $1,248, $1,351, and $1,343 in 2011, 2010, and 2009.

Inventories

Our inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

In the fourth quarter of 2011, we changed our method of accounting for inventory from using a combination of the last-in, last-out (LIFO) method and the FIFO method to using the FIFO method for all of our inventories.   We believe the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories, is used by key users of our financial statements including our lenders which use FIFO to value the collateral and to calculate our borrowing capacity and compliance with debt covenants, enhances comparability with our peers, and provides consistency across all of our operations regarding the method of accounting used for financial reporting.

In accordance with Accounting Standards Codification (ASC) 250 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting.  As a result of the change in accounting principle, beginning retained earnings as of January 3, 2010 increased by $20,198 which represents the cumulative effect of the change on periods prior to fiscal 2009.  For a summary of the retrospective adjustments, see Note 7 to the financial statements.

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

Depreciation

For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $21,178, $23,155, and $24,498 in 2011, 2010, and 2009 and includes amortization of assets recorded under capital lease arrangements.  Estimated useful lives range from 15-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized.  Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.  Intangible assets with determinable lives are primarily amortized on a straight-line basis over the estimated useful life.

Software Development Costs

Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years.  Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $11,644 at January 1, 2012 and $12,767 at January 2, 2011.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.

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

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 – Unobservable inputs that reflect our own assumptions that are not corroborated by market data.

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists

●	Delivery has occurred or services have been performed

●	The fee is fixed or determinable, and

●	Collectability is reasonably assured.

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

Determination of selling prices

Selling prices are determined based on the following hierarchy: vendor-specific objective evidence of fair value (VSOE), third-party evidence of selling price (TPE), or best estimate of selling price (BESP).  For each deliverable, we review historical sales data to determine if we have sufficient stand-alone sales that are within an acceptable range to establish VSOE.  VSOE is considered established if 80% of stand-alone sales are within +/-15% of the median sales price.  Available third-party evidence is evaluated to determine if TPE can be established for items where VSOE does not exist.  In absence of VSOE and TPE, BESP is used.  Determining BESP requires significant judgment due to the nature of factors that must be considered and the subjectivity involved in determining the impact each of these factors should have on BESP.

Custom-printed products

Due to the variances in pricing for available stand-alone sales and custom nature of our products, VSOE or TPE cannot be established.  To develop BESP, we consider numerous internal and external factors including: internal cost experience for materials, labor, manufacturing and administrative costs; external pricing for similar products; level of  market competition and potential for market share gain; stage in the product life cycle; industry served; profit margins; current market conditions; length of typical agreements; and anticipated volume.

Warehousing services

VSOE cannot be established for warehousing services, as we generally do not sell these services separately.  Although some third-party evidence is readily available for certain aspects of our warehousing services, an adequate amount of data for services similar to our offering is not available to establish TPE.  BESP is developed by utilizing a pricing process which considers the following internal and external factors: cost driver activity such as full versus partial carton shipments, storage space utilized, type of product stored, and shipping frequency; internal cost experience; profit margins; volume-related discounts; current market conditions; and to a lesser degree, pricing from third-party providers when available.

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

Changes in revenue recognition as a result of adopting ASU 2009-13

For arrangements entered into or materially modified in 2011, we continue to recognize custom-printed products, warehousing services, and custom-delivery services as separate units of accounting for arrangements where warehousing and delivery services are delivered last.  For arrangements where custom-printed products are delivered last, we previously accounted for these arrangements as one unit of accounting and recognized the arrangement consideration as product revenue.  Due to the establishment of BESP for the custom-printed products, we now recognize the products, warehousing services, and custom-delivery services as separate units of accounting.  This change resulted in an increase in reported services revenue in the accompanying Consolidated Statements of Income.

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

Software  Arrangements

 We generate revenue from licensing the rights to software products to end users.  These licenses are generally sold as perpetual licenses.  We generally license our software in combination with professional services and post-contract customer support (PCS) which includes telephone assistance and software problem corrections.  Under these multiple deliverable arrangements, revenue is allocated to the separate elements based on VSOE of the fair value of each undelivered element in the arrangement.  Fair value for ongoing PCS is based upon established renewal rates and the related service revenue is deferred and subsequently recognized ratably over the term of the support agreement.  Fair value for professional services associated with licensing the software, such as training, software installation, building simple interfaces, and consulting services such as implementation support, forms design and system configuration is based upon rates charged to customers when these services are sold in separate transactions.  Revenue for these professional services is recognized either on the completed contract method or when specific milestones are reached.  Our software is generally not sold on a stand-alone basis and therefore we cannot establish VSOE.  The amount of revenue allocated to the software is determined using the residual method and recognized when the software is delivered.  Under this method, the software revenue equals the total amount of consideration received for the arrangement less the revenue allocated to PCS and professional services.

When we are unable to establish VSOE for the professional services, we use the combined services approach.  The entire arrangement is accounted for as one unit of accounting, and revenue is deferred and recognized on a straight-line basis over the longer of the PCS period or the period the professional services are expected to be performed.  When the professional services are complete, the software has been delivered, and the only remaining undelivered element is the PCS, the deferred revenue is adjusted to reflect only the remaining post-contract support amount.

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

Research and Development

Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,530, $4,867, and $5,200 in 2011, 2010, and 2009.

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

Accumulated Other Comprehensive Losses

Other comprehensive losses include any revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated other comprehensive losses, net of deferred taxes, include the following:

	2011	2010	2009
Net actuarial loss	$(209,843)	$(156,412)	$(161,237)
Net prior service credit	-	13,638	14,567
Foreign currency translation	(330)	(126)	(98)
Total	$(210,173)	$(142,900)	$(146,768)

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

NOTE 2 – ACQUISITIONS

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

Identifiable intangibles included: acquired software technology of $2,650, customer relationships of $2,610, and a trademark of $129.  The acquired software technology and trademark are being amortized on a straight-line basis over an estimated useful life of seven years.  Customer relationships are being amortized on an accelerated basis over eight years.  Goodwill, which was allocated to our Healthcare segment, primarily represents the value of the assembled workforce and expected synergies and other benefits that we believe will result from the acquisition.

In June 2010, we purchased the assets of Fusion Graphics, Inc. for approximately $2,500 in cash.  The assets acquired primarily consist of intellectual property related to the Grafilm In-Mold Labeling System that will be utilized by our Industrial segment for our in-mold label product line.  The purchase price was allocated based on the estimated fair value of the assets acquired; $2,262 was assigned to several patents, $100 was assigned to a non-compete agreement, and the balance was assigned to working capital accounts.  The patents are being amortized on a straight-line basis over 15 years and the non-compete agreement is being amortized on a straight-line basis over the term of the agreement which is five years.

Pro forma financial information and other disclosures have not been presented because the acquisitions are not considered material to our consolidated financial position or results of operations.

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

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS

All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.  Components include the following:

	2011	2010	2009

2011 Plans
Involuntary termination costs	$5,480	$-	$-
Total 2012	5,480	-	-
2009 Plans
Involuntary termination costs	(521)	(213)	3,615
Contract exit and termination costs	154	1,025	361
Other associated exit costs	86	848	7,223
Total 2009	(281)	1,660	11,199

2008 Plans
Involuntary termination costs	-	-	(453)
Contract exit and termination costs	-	35	229
Other associated exit costs	(1)	38	538
Total 2008	(1)	73	314
Total	$5,198	$1,733	$11,513

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

2011 Plans

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring program is designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy operations.  The restructuring program is expected to result in an estimated $45,000 in annual savings and the elimination of 12% to 15% of our workforce over the next six to nine months.  Total costs of the restructuring program are expected to be approximately $7,000, of which $5,480 is for severance related to the workforce reduction and $1,520 is for contract termination and other associated costs, primarily for fees to a third party to assist with the program implementation and costs for the relocation of equipment and inventory.

Components of 2011 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	2011	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$5,480	$5,480	$5,480
Contract termination costs	370	-	-
Other associated exit costs	1,150	-	-
Total	$7,000	$5,480	$5,480

A summary of the 2011 accrual activity is as follows:

	Accrued	Incurred	Balance
	in 2011	in 2011	2011

Involuntary termination costs	$5,480	$-	$5,480
Total	$5,480	$-	$5,480

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

Restructuring costs primarily included:  severance related to workforce reductions; contract termination and other exit costs from the  strategic closure of production and distribution facilities and the subsequent relocation of equipment and inventory; and fees to the third-party that assisted with the development and implementation of the plan.

All of our plans were completed by the end of 2011.  In 2011 and 2010, we reversed $567 and $492 of previously accrued severance and contract termination costs due to lower than expected costs.

Components of 2009 restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	2011	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$2,881	$(521)	$2,881
Contract termination costs	1,700	154	1,540
Other associated exit costs	8,200	86	8,157
Total	$12,781	$(281)	$12,578

A summary of the 2009 accrual activity is as follows:

	Balance	Accrued	Incurred	Reversed	Balance	Accrued	Incurred	Reversed	Balance
	2009	in 2010	in 2010	in 2010	2010	in 2011	in 2011	in 2011	2011

Involuntary termination costs	$3,412	$63	$(2,212)	$(385)	$878	$-	$(358)	$(520)	$-
Contract termination costs	361	1,079	(522)	(107)	811	124	(708)	(47)	180
Other associated exit costs	1,300	-	(1,300)	-	-	-	-	-	-
Total	$5,073	$1,142	$(4,034)	$(492)	$1,689	$124	$(1,066)	$(567)	$180

2008 Plans

Restructuring and other exit costs included in 2011, 2010 and 2009 primarily relate to contract termination costs that are required to be expensed as incurred and, in 2009, include a reversal of $583 for lower than expected involuntary termination costs.  We do not expect any additional costs related to this restructuring plan.

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

●
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

●	Discount rate: We used a weighted-average cost of capital that assumed a mix of debt and equity consistent with our current financing structure and investor and lender expectations.

As a result of the 2009 restructuring plan, we conducted an extensive review of our property, plant, and equipment to determine if any assets were impaired.  We recorded impairment charges of $326, the majority of which was related to costs for internal-use software in development that was determined to have no future benefit.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

	January 1,	January 2,
	2012	2011
Current:
Trade receivables	$111,398	$117,300
Less allowance for doubtful accounts	(3,230)	(2,816)
Net trade receivables	108,168	114,484
Other receivables	5,235	7,824
Total current receivables	$113,403	$122,308

Long-term:
Notes receivable	$1,041	$1,309
Less allowance for uncollectible receivables	(477)	(745)
Total long-term notes receivable	$564	$564

NOTE 7 – INVENTORIES

Inventories consist of the following:

	January 1,	January 2,
	2012	2011

Materials and supplies	$6,468	$6,007
Jobs in process	1,787	1,433
Finished products	40,567	46,621
Total	$48,822	$54,061

In the fourth quarter of 2011, we changed our method of accounting for inventory from a combination of the LIFO method and the FIFO method to the FIFO method for all inventories.  As a result of the retrospective application of this change in accounting principle, certain amounts in our consolidated statements of income for 2010 and 2009 were adjusted as follows:

	52 Weeks Ended		53 Weeks Ended
	January 2, 2011		January 3, 2010
	As Originally		As Originally
	Reported	As Adjusted	Reported	As Adjusted

Cost of sales	$454,796	$458,569	$473,446	$478,367
Gross margin	213,581	209,808	220,570	215,649
Income (loss) from operations	7,668	3,895	(20,314)	(25,235)
Income tax expense (benefit)	2,503	1,005	(8,724)	(10,678)
Net income (loss)	2,643	368	(12,397)	(15,364)
Basic and diluted income (loss) per share	$0.09	$0.01	$(0.43)	$(0.53)

Our consolidated statement of financial position for 2010 was adjusted as follows:

	January 2, 2011
	As Originally
	Reported	As Adjusted

Inventories	$29,253	$54,061
Deferred income taxes	11,991	2,139
Retained earnings	143,562	158,518

Our consolidated statements of cash flows for 2010 and 2009 were adjusted as follows:

	52 Weeks Ended		53 Weeks Ended
	January 2, 2011		January 3, 2010
	As Originally		As Originally
	Reported	As Adjusted	Reported	As Adjusted

Net income (loss)	$2,643	$368	$(12,397)	$(15,364)
Deferred tax expense (benefit)	1,560	62	(8,724)	(10,678)
Inventories	4,480	8,253	5,093	10,014

Our consolidated statements of income for the interim quarters of 2011 were adjusted as follows:

	13 Weeks Ended		13 Weeks Ended		13 Weeks Ended
	April 3, 2011		July 3, 2011		October 2, 2011
	As Originally		As Originally		As Originally
	Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted

Cost of sales	$111,257	$111,435	$113,381	$113,524	$111,284	$111,392
Gross margin	53,632	53,454	50,904	50,761	46,259	46,151
Income (loss) from operations	1,255	1,077	(1,328)	(1,471)	15,246	15,138
Income tax expense (benefit)	153	82	(497)	(554)	6,257	6,214
Net income (loss)	535	428	(910)	(996)	8,419	8,354
Basic and diluted income (loss) per share	$0.02	$0.01	$(0.03)	$(0.03)	$0.29	$0.29

Our segment results are reported on the FIFO basis; therefore, segment information for prior periods was not impacted by the change in accounting principle.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In the second quarter of 2011 and 2010, we performed the annual impairment test for goodwill which did not result in any impairment.  In conjunction with performing the goodwill impairment test in 2010, we re-evaluated our identified reporting units and revised our goodwill allocation.

Goodwill consists of the following:

	Healthcare	Financial Services	Commercial	Industrial	Unallocated	Total
Goodwill at January 3, 2010	$-	$-	$-	$-	$6,557	$6,557
Reallocation of goodwill	2,385	1,743	1,296	1,133	(6,557)	-
Goodwill at January 2, 2011	2,385	1,743	1,296	1,133	-	6,557
Acquisitions	899	-	-	-	-	899
Goodwill at January 1, 2012	$3,284	$1,743	$1,296	$1,133	$-	$7,456

Identifiable intangible assets consist of the following:

	January 1, 2012		January 2, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets with Determinable Lives
Patents	$2,916	$(891)	$2,916	$(739)
Customer relationships	2,610	(261)	-	-
Software technology	2,650	(189)	-	-
Trademark	129	(9)	-	-
Non-compete agreement	100	(32)	100	(12)
Total	$8,405	$(1,382)	$3,016	$(751)

Amortization expense for intangible assets was $631, $101, and $66 for 2011, 2010, and 2009.  Estimated amortization expense for the next five years is as follows: $1,090 in 2012, $960 in 2013, $829 in 2014, $817 in 2015, and $809 in 2016.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	January 1,	January 2,
	2012	2011

Non-income taxes	$4,440	$5,430
Current portion of pension and postretirement obligations	2,148	3,065
Other current liabilities	15,215	15,721
Total	$21,803	$24,216

NOTE 10 – LONG-TERM DEBT

Long-term debt consists of the following:

	January 1,	January 2,
	2012	2011

Revolving credit facility	$52,389	$39,728
Capital lease obligations	9,945	3,727
Loan payable	285	938
Total	62,619	44,393
Less current portion	2,470	1,467
Long-term portion	$60,149	$42,926

We have a $100,000 four-year senior secured revolving credit facility (Credit Facility) with five banks that matures in 2014.  The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11,250, whichever is greater.

The Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  The weighted average interest rate, including the spread, was 3.73% at January 1, 2012 and 4.04% at January 2, 2011.  We are also required to pay a fee on the unused portion of the Credit Facility payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.  As of January 1, 2012, such fee is payable at an annual rate of 50.0 basis points.

We have three five-year capital leases for printing equipment.  The capital leases have remaining aggregate payments, including interest, of approximately $11,340.  Payments under the leases, including interest, are as follows: 2012-$2,688; 2013-$2,688; 2014-$2,688; 2015-$1,814; and 2016-$1,462.  Amortization expense for all capital leases is included with depreciation expense on the Company’s consolidated statement of income.

We also have an unsecured loan payable, including interest at 6.5%, of $285 due in monthly installments of approximately $60, including interest, through April 2012.

NOTE 11 – INCOME TAXES

The income tax expense (benefit) consists of the following:

	2011	2010	2009
Current:
Federal	$-	$192	$(700)
Foreign	629	111	-
State and local	(264)	640	(116)
	-	-	-
	365	943	(816)
Deferred:
Federal	$75,068	$51	$(8,012)
Foreign	(104)	-	-
State and local	16,366	11	(1,850)
	91,330	62	(9,862)
Total	$91,695	$1,005	$(10,678)

Consolidated pretax income (loss) is comprised of the following sources:

	2011	2010	2009

U.S. pretax income (loss)	$2,197	$263	$(25,797)
Non-U.S. pretax income (loss)	1,800	1,110	(245)
Total	$3,997	$1,373	$(26,042)

The significant components of the deferred tax expense (benefit) consist of the following:

	2011	2010	2009

Depreciation	$(1,859)	$(2,271)	$(2,332)
Goodwill and intangible assets	1,276	1,608	1,486
Restructuring	(1,562)	1,459	(652)
Pension	(5,080)	6,867	182
Net operating loss carryforward	1,166	(7,220)	(8,118)
Retiree healthcare benefits	9,622	1,870	1,983
Capital loss carryforward	461	177	(962)
Inventory	(2,468)	(982)	(2,194)
Valuation allowance	89,478	(445)	-
Other	296	(1,001)	745
Total	$91,330	$62	$(9,862)

The Worker, Homeownership, and Business Assistance Act of 2009 allowed the carry back of certain federal net operating losses for up to five years.  Under this Act, in 2010 we recovered $625 of alternative minimum tax paid in 2007 and 2008.  There are no other recoverable taxes within the five year carryback period.

The components of the current net deferred tax (liability) asset and long-term net deferred tax asset consist of the following:

	January 1,	January 2,
	2012	2011
Deferred tax (liability) asset:
Allowance for doubtful accounts	$1,162	$1,038
Inventories	(6,620)	(9,094)
Compensation and benefits	5,824	5,863
Other	4,909	4,332
Total current tax asset	5,275	2,139
Less: valuation allowance	(8,162)	-
Net current (liability) asset	$(2,887)	$2,139

Deferred tax asset:
Depreciation	$(4,268)	$(6,127)
Goodwill and intangible assets	2,475	3,484
Pension	91,177	56,566
Retiree healthcare benefits	-	9,622
Capital loss carryforwards	14,536	14,997
Net operating loss carryforward	29,875	31,042
Federal tax credit	1,600	1,584
Other	6,184	5,862

Total long-term tax asset	141,579	117,030
Less: valuation allowance	(117,583)	(14,034)
Net long-term asset	$23,996	$102,996
Net deferred tax asset	$21,109	$105,135

At January 1, 2012, the Company has unused U.S. federal and state net operating loss carryforwards of $77,679 and $61,070, generally expiring from 2012 through 2030.  In addition, we have a U.S. capital loss carryforward of $1,272 that expires in 2014.

We review the potential future tax benefits of all deferred tax assets on an ongoing basis.  The Company concluded after evaluating all positive and negative evidence regarding the potential realization of the Company’s deferred tax assets, a valuation allowance is necessary primarily based on cumulative losses in recent years, (defined as the current and two preceding years) and current year actuarial pension losses.  A valuation allowance is being recorded against the entire U.S. net deferred tax asset except for $21,000 related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized  without the need for future taxable income.  Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.

We also have a Canadian capital loss carryforward of $80,194 that has an indefinite carryforward period.  A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2011	2010	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.7	15.3	4.7
Change in cash surrender value	5.0	(12.5)	2.2
Meals and entertainment	4.9	12.3	(0.7)
Change in unrecognized tax benefits	(9.8)	14.0	-
Adjustment to prior year tax accruals	1.4	20.8	(0.3)
Foreign statutory rate differential	(2.3)	(0.4)	(0.4)
Rate adjustment to deferred taxes	17.5	-	-
Deficiencies on equity awards	3.6	6.9	(0.7)
Valuation allowance	2,238.6	(19.8)	-
Permanent and other items	(1.6)	1.6	1.2
Effective tax rate	2,294.0%	73.2%	41.0%

State tax expense reflects state tax liabilities derived from a tax base other than net income.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and Mexican jurisdictions.  With few exceptions, based on expiration of statutes of limitation, the Company is no longer subject to federal income tax examinations by tax authorities for years before 2008 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2007.  However, federal and state net operating and capital loss carryforwards generated from 2001 through 2010 are subject to review by taxing authorities in the year utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at January 2, 2011	$1,912	$1,755	$1,755
Adjustments for tax positions of prior years	-	157	-
Reductions from lapse of applicable statute of limitations	(486)	-	-
Settlements	(51)	-	-
Balance at January 1, 2012	$1,375	$1,912	$1,755

These unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate of a future period or periods unless the benefits are in deferred taxes and reserved with a valuation allowance.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months.

Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2011, 2010, and 2009 was not material.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries as the Company considers such earnings to be permanently reinvested outside of the United States.  The additional U.S. taxable income and tax that would arise on repatriation of the remaining undistributed earnings could be wholly or partially offset by net operating loss carryforwards and foreign tax credits on repatriation.  However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

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

NOTE 13 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2011	2010	2009

Weighted-average shares outstanding - basic	29,049	28,917	28,836
Effect of potentially dilutive securities	-	27	-
Weighted-average shares outstanding - diluted	29,049	28,944	28,836

The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method.  Due to the net loss from continuing operations incurred in 2011 and 2009, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.  Outstanding options to purchase 2,830,645 were not included in the computation of diluted EPS for 2010 because the exercise price of the options was greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 14 – SHARE-BASED COMPENSATION

We have two plans under which share-based awards currently can be granted;  the 2011 Equity Incentive Plan (2011 Plan), which provides for the granting of a maximum of 5,780,000 shares, and the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of a maximum of 3,500,000 shares.  A committee of the Board of Directors (Committee) administers the plans and has the authority to determine to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.  Key employees, including any executive officer or employee-director, and non-employee directors are eligible to receive awards under the plans.

Both plans permit the grant of incentive or nonqualified stock options, restricted stock awards, performance share awards, and stock appreciation rights.  Under the 2011 Plan, awards in any form other than options or stock appreciation rights are counted as two shares for every one share actually issued.  The contractual term and exercise price for stock options granted under the plans are determined by the Committee.  However, the contractual term may not exceed ten years, and the exercise price may not be lower than the fair market value of a share on the date of grant.  Options vest over periods determined when granted, generally four years, and are exercisable until the contractual term expires.

Under both plans, shares subject to restricted stock award may be issued when the award is granted or at a later date.  The stock awards are subject to terms determined by the Committee, have voting rights, and may include specified performance objectives.  The sale or transfer of these shares is restricted during the vesting period.  Recipients of restricted stock awards prior to April 23, 2009 had the right to receive dividends during the vesting period.  Recipients of restricted stock awards after April 23, 2009 earn dividends during the vesting period that are paid only if the shares vest.

Total share-based compensation expense by type of award is as follows:

	2011	2010	2009

Stock awards, service-based	$497	$444	$458
Stock awards, performance-based	248	430	38
Stock options	1,160	1,017	973
Total share-based compensation expense	1,905	1,891	1,469
Tax effect on share-based compensation expense	757	751	583
Net share based compensation expense	$1,148	$1,140	$886

Stock Options

The weighted-average fair value of stock options granted in 2011, 2010, and 2009, was estimated at $1.63, $2.75, and $1.91 per share using the Black-Scholes option-pricing model based on the following assumptions:

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

The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2011	2010	2009

Risk-free interest rate	1.4%	1.9%	1.6%
Dividend yield	4.5%	3.7%	4.8%
Expected term	4 years	4 years	4 years
Expected volatility	79.9%	75.7%	66.9%

A summary of our stock option activity and related information for 2011 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 2, 2011	2,817,650	$9.54
Granted	1,526,924	3.37
Exercised	-	-
Forfeited/Canceled	(353,435)	10.25
Outstanding at January 1, 2012	3,991,139	$7.12	7 years	-
Fully vested or expected to vest at January 1, 2012	3,623,442	$7.43	7 years	-
Exercisable at January 1, 2012	1,606,949	$11.30	5 years	-

Expense is amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of options ultimately expected to vest and therefore has been reduced for estimated forfeitures.  As of January 1, 2012, there was a total of $2,640 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.4 years.

Service-Based Stock Awards

We have awarded nonvested stock to employees and directors that vest based on service requirements.  The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award.  Expense is amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures.  The weighted-average grant date fair value of service-based nonvested stock issued in 2011, 2010, and 2009 was $3.39, $4.34, and $5.22 per share.  The total fair value of stock that vested during 2011, 2010, and 2009 was $229, $253, and $169.  As of January 1, 2012, there was a total of $870 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.5 years.

A summary of our service-based stock award activity and related information for 2011 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 2, 2011	198,556	$5.66
Granted	153,400	3.39
Vested	(66,441)	6.56
Forfeited/Canceled	(499)	10.38
Nonvested at January 1, 2012	285,016	$4.22

Performance-Based Stock Awards

The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award.  Performance-based stock awards vest only upon the achievement of specific measurable performance criteria, and continued employment for two additional years.  These shares have voting rights and accrue dividends during the performance period which will be paid if the shares vest.

We recognize compensation expense for stock awards subject to performance criteria when it is probable that the performance goal will be achieved.  Compensation expense is recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on the actual level of achievement of the performance goal.  Expense for performance-based awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.

In 2011, the Company awarded 472,575 shares of performance-based restricted stock, of which 29,500 were canceled in 2011.  We did not recognize any expense for these awards because we did not believe the performance goal would be achieved.  Since the performance goal was not achieved, the remaining nonvested shares will be canceled in 2012.

Performance-based stock awards issued in 2010 allowed partial vesting if a minimum level of performance was attained in 2010.  Based on the level of performance achieved, 163,574 shares were earned, and the remaining shares were forfeited and cancelled in March 2011.  An additional 8,763 shares were cancelled in 2011 and the remaining nonvested shares earned vest as follows: 25% in March 2012 and 50% in March 2013.  The total fair value of stock that vested during 2011 was $134.

As of January 1, 2012, there was a total of $170 of share-based compensation related to performance-based nonvested stock that will be amortized to expense over a remaining service period of 1.2 years.

A summary of our performance-based stock award activity and related information for 2011 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 2, 2011	240,550	$5.82
Granted	472,575	3.39
Vested	(40,898)	5.82
Forfeited/Canceled	(115,242)	5.20
Nonvested at January 1, 2012	556,985	$3.89

NOTE 15 – PENSION PLANS

We have a qualified defined benefit plan covering certain of our U.S. employees that is no longer available to new participants.  We consider the funded status of the plan, required plan contributions, income tax deductibility, and cash flow in our funding decisions.

The benefit amount for certain participants (primarily those hired after December 31, 1999) is frozen and these participants no longer earn any additional benefit credits; however, their lump sum earns 4% interest annually until termination of employment with the Company.  We also modified the qualified defined benefit plan and the non-qualified supplementary benefit plan discussed below for participants that were still accruing benefits under the plans.  As a result, these participants also ceased accruing pension benefits and final pension benefit amounts will be based on pay and service through June, 2008.

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

The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our pension plans:

Change in Benefit Obligation	2011	2010

Benefit obligation at beginning of year	$452,205	$438,358
Interest cost	21,829	24,398
Settlement loss (gain)	290	(655)
Actuarial loss	52,891	16,874
Benefits paid	(32,272)	(26,770)
Benefit obligation at end of year	$494,943	$452,205

Change in Plan Assets

Fair value of plan assets at beginning of year	$264,887	$234,198
Actual return on plan assets	(4,178)	31,573
Employer contributions	28,152	26,819
Settlements	(1,257)	(933)
Benefits paid	(31,015)	(26,770)
Fair value of plan assets at end of year	$256,589	$264,887
Funded status at end of year	$(238,354)	$(187,318)

The actuarial loss in 2011 is primarily due to a decrease in the discount rate from 5.0% to 4.25%.

Amounts Recognized in Balance Sheet	2011	2010

Accrued pension liability - current	$(2,148)	$(2,144)
Accrued pension liability - long-term	(236,206)	(185,174)
Total	$(238,354)	$(187,318)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$311,965	$255,976

The amount of net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2012 is $23,176.

The projected benefit obligation equaled the accumulated benefit obligation of all our pension plans at the end of 2011 and 2010.  All of our pension plans have benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Periodic Benefit Cost	2011	2010	2009

Service cost of benefits earned	$-	$-	$126
Interest cost on projected benefit obligation	21,829	24,398	25,777
Expected return on plan assets	(23,431)	(25,853)	(25,568)
Amortization of prior service cost	-	593	593
Settlement loss	520	370	20,412
Amortization of net actuarial loss from prior years	24,281	18,672	14,598
Total net periodic pension cost	$23,199	$18,180	$35,938

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Losses Before Tax	2011	2010	2009

Net actuarial loss	$80,500	$11,153	$(15,897)
Net actuarial loss recognized	(24,511)	(18,764)	(26,893)
Prior service credit recognized	-	(593)	(592)
Total recognized in other comprehensive losses	55,989	(8,204)	(43,382)
Total recognized in net periodic benefit cost
and other comprehensive losses	$79,188	$9,976	$(7,444)

Weighted-average Assumptions

Projected benefit obligation	2011	2010	2009
Discount rate	4.25%	5.00%	5.80%

Net periodic benefit cost
Discount rate	5.00%	5.80%	5.75/7.0%	(1)
Expected long-term rate of return on plan assets	8.00%	8.75%	8.75%

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

The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2012	$39,218
2013	33,749
2014	33,750
2015	35,927
2016	35,260
2017-2021	187,070

Plan Assets

Our long-term investment policy objectives with respect to the qualified defined benefit plan assets have been to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation.  We have two basic long-term investment objectives.  First, to achieve an annualized return over a complete business cycle which exceeds that of a customized index weighted to our target allocation.  Second, for the annual internal rate of return to meet or exceed our targeted rate of 8%, recognizing that market performance varies and the target rate may not be meaningful during some periods.  The target asset allocation percentages for equity investments range from a minimum of 42% to a maximum total equity position of 78% with the target being 60%.  Total fixed income percentages range from a minimum of 17.5% to a maximum of 32.5% with a target percentage of 25%.  Equity real estate / infrastructure percentages range from a minimum of 10.5% to a maximum of 19.5% with a target of 15%.

It is our policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks. Each investment vehicle is expected to perform in the top 75% of its peer group over the most recent 12-month period and the top 50% of its peer group over five-to ten-year periods and the majority of the rolling three-year periods.   Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.

The Pension Protection Act of 2006 became effective in 2008 and increases the minimum funding requirements for our qualified pension plan.  We expect to contribute $27,000 to $30,000 in 2012.  The fair values of our qualified defined benefit pension plan assets by asset category at January 1, 2012, and January 2, 2011, are shown in the table below.

	January 1, 2012				January 2, 2011
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$178	$178	$-	$-	$1,221	$1,221	$-	$-
Equity securities
Commingled equity funds	107,303	76,150	4,677	26,476	50,647	-	50,647	-
Media and technology	9,628	9,628	-	-	31,520	31,520	-	-
Consumer products and services	10,336	10,336	-	-	22,194	22,194	-	-
Business products and services	7,526	7,526	-	-	18,169	18,169	-	-
Healthcare	5,856	5,856	-	-	14,112	14,112	-	-
Energy and utilities	6,644	6,644	-	-	19,974	19,974	-	-
Banking and financial services	3,851	3,851	-	-	16,848	16,848	-	-
Other	9,608	9,608	-	-	17,879	17,879	-	-
Fixed income securities
Commingled fixed income funds	34,103	12,403	-	21,700	25,047	-	-	25,047
Mortgage-back securitites	-	-	-	-	9,907	-	9,907	-
Corporate bonds	176	-	176	-	6,250	-	6,250	-
Municipal bonds	18	-	18	-	1,772	-	1,772	-
U.S. Treasury securities	-	-	-	-	2,375	2,375	-	-
Private placements	361	-	361	-	975	-	975	-
Other	135	-	135	-	2,632	-	2,632	-
Private equity funds	9,323	-	-	9,323	8,983	-	-	8,983
Hedge funds	34,865	-	-	34,865	-	-	-	-
Real estate	16,678	-	-	16,678	14,382	-	-	14,382
Total	$256,589	$142,180	$5,367	$109,042	$264,887	$144,292	$72,183	$48,412

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

Corporate Bonds, Municipal Bonds and Mortgage-backed securities

Individual fixed income securities are valued using a market approach based on observable market inputs.   Inputs used to value corporate and municipal bonds include dealer quotes, trading levels, bid prices and spreads, and benchmark curves.  Mortgage backed securities are valued based on the present value of expected future cash flows.  Directly observable market inputs include interest rates and yield curves at commonly-quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads.

Commingled equity and fixed income funds

Commingled funds are valued at the fair value of the ownership interests in the funds.  The Net Asset Value (NAV) is the primary input into the valuation.  The NAV per unit is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding.  The fair value of equity securities held by the funds is generally based on observable prices or inputs based on quotes in active markets.  Fixed income securities held by the funds may be valued based on an “evaluated bid” valuation method.  Inputs to the valuation include interest rates on coupons, maturities, ratings, and cash flow projections.  Additionally, bid-side quotations from independent pricing services or broker-dealers may also be used to determine the fair value of fixed income securities.

Private Equity, Hedge Funds and Real Estate

Our private equity, hedge funds and real estate funds are valued on a NAV per unit based on the underlying investments of the funds.  Our private equity funds typically include direct investments in infrastructure assets, partnership interests, or other interests in infrastructure-related assets.  The primary valuation methodology for the underlying assets is a discounted cash flow analysis based on unobservable inputs.  Key inputs include estimates of operating income and discount rates.  Additionally, discounted cash flow valuations are validated using appropriate transaction and trading multiples, where available.

Our hedge funds typically hold investments in secured and unsecured debt instruments issued by European corporations and business entities, as well as foreign currency derivatives.  The debt instruments are primarily valued through market quotations, or by reference to comparable investments for which market quotes are available.  Key inputs of the foreign currency derivatives include interest rates, currency rates, time value, default rates, and potentially unobservable inputs.

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

	Commingled Equity and Fixed Income Funds	Private Equity Funds	Hedge Funds	Real Estate	Total

Beginning balance at January 2, 2011	$25,047	$8,983	$-	$14,382	$48,412

Actual return on plan assets
Assets still held at January 1, 2012	1,382	(61)	(236)	2,296	3,381
Assets sold during the period	1,712	1	-	-	1,713
Purchases, sales, and settlements	20,035	400	35,101	-	55,536
Transfers in and/or out of level 3	-	-	-	-	-
Ending balance at January 1, 2012	$48,176	$9,323	$34,865	$16,678	$109,042

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended January 1, 2012.

Defined Contribution Plans

We sponsor a 401(k) savings plan in which substantially all of the employees are eligible to participate.  Late in 2009, we reduced the Company match for all employees from 75% to 50%.  Expense recorded for employer matching contributions under this plan totaled $3,615, $3,307, and $5,611 in 2011, 2010, and 2009.

We also have a supplemental executive retirement plan for officers designed to supplement benefits available under our 401(k) savings plan.  Participant accounts are credited annually with 15% of their annual compensation, which includes base salary and annual cash incentive awards, and with an investment return which currently is 6%.  Expense recorded for this plan totaled $423, $281, and $213 in 2011, 2010, and 2009.

NOTE 16 – POSTRETIREMENT HEALTHCARE BENEFITS

In addition to providing pension benefits, we provided certain healthcare benefits for eligible retired employees.  The plan’s cost-sharing provisions previously were amended to adjust retiree premiums and in 2010, the plan was subsequently amended to further reduce the monthly per person caps for 2010 and beyond which reduced our benefit obligation by $2,465.  Because our healthcare costs were effectively capped; healthcare cost trend assumptions were no longer applicable.

During 2011, we terminated our postretirement healthcare plan and no longer offer medical benefits to currently retired employees.  While we have no successor plan to replace coverage for the retired employees currently covered by the plan, we are facilitating their purchase of individual plans in the marketplace.   Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation by $5,074.

In addition, the plan amendment also resulted in the immediate recognition of previously unrecognized prior service credits and actuarial losses, which was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

The following table sets forth the reconciliation of the benefit obligation and the funded status for this plan.

Change in Benefit Obligation	2011	2010
Benefit obligation at beginning of year	$5,852	$8,819
Interest cost	161	385
Amendments	(5,074)	(2,465)
Actuarial (gain) loss	(122)	95
Net benefits paid	(817)	(982)
Benefit obligation at end of year	$-	$5,852
Plan Assets	-	-

Funded status	$-	$(5,852)

Amounts Recognized in Balance Sheet

Accrued postretirement liability - current	$-	$(921)
Accrued postretirement liability - long-term	-	(4,931)
Total amount recognized	$-	$(5,852)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Prior service credit	$-	$(22,621)
Net actuarial loss	-	4,242
Total	$-	$(18,379)

Components of Net Periodic Benefit Cost and Other
Amounts Recognized in Other Comprehensive Losses

Net Postretirement Benefit Cost	2011	2010	2009

Interest cost	$161	$385	$485
Amortization of prior service credits	(27,695)	(4,598)	(4,598)
Amortization of net actuarial losses	4,120	487	494
Total postretirement benefit cost	$(23,414)	$(3,726)	$(3,619)

Other Changes in Benefit Obligation Recognized in Other Comprehensive Losses Before Tax

Net actuarial (gain) loss	$(122)	$95
Prior service credit	(5,074)	(2,465)
Prior service credit recognized	27,695	4,598
Net actuarial loss recognized	(4,120)	(487)
Total recognized in other comprehensive losses	$18,379	$1,741
Total recognized in net postretirement benefit cost
and other comprehensive losses	$(5,035)	$1,741

Weighted-average Assumptions

Benefit obligation	2011	2010	2009
Discount rate	-	4.00%	4.75%

Net periodic benefit cost
Discount rate	4.00%	4.75%	5.50%

The accumulated benefit obligation at the end of 2010 was determined using the unit credit method and discount rates that are based on management’s evaluation of available information about rates implicit in current prices of annuity contracts, as well as rates of return on high-quality fixed-income investments that could be used to affect settlement of the obligations.

NOTE 17 – SEGMENT REPORTING

We operate the following four business units, which are organized based upon their customer base and the primary markets they serve:  Healthcare, Financial Services, Commercial Markets, and Industrial.  Each of these business units represents an operating segment and a reportable segment.

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

●
Each business unit has its own sales regions.  Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit.  We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

●	Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit’s budgeted revenue as a percentage of actual consolidated revenue.
●	General and administrative expense of our remaining shared services is allocated based on a percentage of actual revenue.

In 2011, we reclassified certain customers between our segments to better align them with the core markets served.  Segment information for prior years has been revised from previously reported information to reflect the current presentation.  In addition, we changed the allocation methodology for our finance, technology, and other corporate general and administrative expenses.  Previously, these expenses were allocated based on the business unit’s actual revenue as a percentage of actual consolidated revenue.  Beginning in 2011, these expenses are now allocated based on the business unit’s budgeted revenue as a percentage of budgeted consolidated revenue.

As a result of our shared-services model, our segments do not have separately identified assets and depreciation expense is part of the allocations.  Asset information is not provided as part of the business unit’s discrete financial information.  The accounting policies of the segments are the same as those described in Note 1.  No single customer provided more than 10% of the Company’s consolidated revenue in any of the years presented.

A description of our reportable segments is provided below:

Healthcare -- The Healthcare segment serves hospitals and other providers of healthcare and related services.  Revenues are derived primarily from administrative and clinical forms, critical communications, global marketing solutions, wristbands and labels, secure prescriptions, and patient information solutions.

Financial Services – The Financial Services segment serves the needs of the financial services market, which consists of  retail banks, insurance carriers, credit agencies, security dealers, insurance agents or brokers, and holding companies.  Revenues are derived primarily from traditional documents, global marketing solutions, critical communications, and software and professional services.

Commercial Markets -- The Commercial Markets segment serves the business-to-business or commercial market, focusing primarily on large diverse retailers, state governments, overnight delivery carriers, business service providers, and wholesale companies.  Revenues are derived primarily from traditional documents, global  marketing solutions, labels, critical communications, and professional services.

Industrial – The Industrial segment primarily provides printed production parts to the industrial manufacturing market.  Printed production parts are all of the labels and technical literature which go on a manufactured product or are shipped with a product.  Revenues are derived primarily from functional and decorative labels, in-mold labeling and decorating and printed technical literature and other documents.

Information about our operations by reportable segment is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external	2011	$236,772	$174,170	$159,392	$77,775	$648,109
customers	2010	250,963	175,677	170,636	71,101	668,377
	2009	265,850	193,203	175,404	59,559	694,016
Operating income (loss)	2011	$14,475	$7,329	$(3,959)	$113	$17,958
from continuing	2010	19,575	7,361	(3,323)	(449)	23,164
operations	2009	22,553	7,914	(2,610)	(2,675)	25,182
Depreciation and	2011	$8,011	$5,534	$5,475	$2,789	$21,809
amortization	2010	8,390	5,980	6,063	2,822	23,255
	2009	9,121	7,169	6,429	2,325	25,044

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2011	2010	2009
Total consolidated revenue	$648,109	$668,377	$694,016

Segment operating income	$17,958	$23,164	$25,182
Restructuring and other exit costs	(5,198)	(1,733)	(11,513)
Asset impairments	-	-	(1,176)
Amortization of net pension actuarial losses	(24,281)	(18,672)	(14,598)
Pension settlements	(520)	(370)	(20,412)
Other unallocated pension	1,602	1,455	(209)
Unallocated portion of postretirement credit	15,164	-	-
Environmental remediation	(203)	803	(2,513)
Other unallocated	1,309	(752)	4
Total other expense	(1,834)	(2,522)	(807)
Income (loss) before income taxes	$3,997	$1,373	$(26,042)

Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Revenue by the products and services we provide is as follows:

	2011	2010	2009

Print	$388,176	$407,473	$430,193
Labels	108,640	104,511	102,129
Software	9,980	10,371	8,614
Services	89,445	95,124	99,929
Other	51,868	50,898	53,151
Total consolidated revenue	$648,109	$668,377	$694,016

NOTE 18 – COMMITMENTS AND CONTINGENCIES

We do not have any significant purchase agreements with suppliers extending beyond normal quantity requirements or significant purchase commitments for capital improvements at January 1, 2012.

The majority of our purchase commitments relate to annual software license fees and outsourced information technology and telecommunication services. At January 1, 2012, we have multiple years remaining on purchase commitments of $4,750.  Certain supply contracts contain penalty provisions for early termination.  At January 1, 2012, the early termination penalties total approximately $6,023.

We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $12,579 in 2011, $13,778 in 2010, and $14,672 in 2009.  Future minimum payments under existing noncancelable leases at January 1, 2012 are as follows:

2012	$9,368
2013	7,497
2014	4,338
2015	3,067
2016	810
Later years	186
Total	$25,266

Contingencies

We have outstanding letters of credit as of January 1, 2012 totaling $3,596, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.

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

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that participation by certain other PRPs would increase for costs expected to be incurred after 2010.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,213 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.   We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.   In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,343 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

In addition, we have undiscounted reserves totaling $197 for environmental remediation at one previously owned facility.  Our remediation costs for this facility is partially covered by our insurance provider, and we have recorded a receivable of $60 for the portion of these costs we expect to recover.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A – CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of January 1, 2012.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based on that evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that material information relating to The Standard Register Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control

During the fourth quarter of fiscal 2011, there have been no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION

None.

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2012.

Item 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to that part of the information under “Executive Compensation” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2012.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Owners of More than 5% of the Common and Class A Stock of Standard Register” and “Security Ownership of Directors and Executive Officers” of our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2012.

The following table summarizes information as of January 1, 2012 regarding equity securities that have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	3,991,139	$7.12	3,836,724

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2012

Item 14 – FEES AND SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 26, 2012.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements

The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – January 1, 2012 and January 2, 2011

Consolidated Statements of Income and Comprehensive Income – Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Consolidated Statements of Shareholders’ (Deficit) Equity – Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Consolidated Statement of Cash Flows – Years ended January 1, 2012, January 2, 2011, and January 3, 2010.

Notes to Consolidated Financial Statements

2.	No other financial statement schedules are included because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.	Exhibits

The exhibits as listed on the accompanying index to exhibits are filed as part of this
Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

THE STANDARD REGISTER COMPANY

By: /S/ JOSEPH P. MORGAN, JR.
Joseph P. Morgan, Jr
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on February 23, 2012:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 23, 2012, as attorney-in-fact for the following directors of the Registrant:

D. P. Bailis R. W. Begley, Jr
J. D. Klapstein M. E. Kohlsdorf R. E. McCarthey J. P. Morgan, Jr. J. J. Schiff, Jr. J. Q. Sherman, II

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

10.12	Asset Purchase Agreement between Exped LLC and The Standard Register Company, dated April 21, 2007, incorporated by reference from Form 8-K filed April 26, 2007.

10.13	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.
10.14	The Standard Register Company 2011 Equity Incentive Plan incorporated by reference from Form 10Q for the period ended July 3, 2011.
10.15	The Third Amendment to The Standard Register Company Management Incentive Compensation Plan incorporated by reference from Form 10Q for the period ended July 3, 2011.
COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003. LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE
18	Preferability letter from Independent Registered Public Accounting Firm
SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of David P. Bailis, R. W. Begley, Jr., Julie D. Klapstein, Michael E. Kohlsdorf, R. Eric McCarthey, J. J. Schiff, Jr., and J. Q. Sherman, II.
CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL RELATED DOCUMENTS

101
The following financial information from The Standard Register Company Annual Report on Form 10-K for the period ended January 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, and Notes to Consolidated Financial Statements