Form 10-Q
period 2012-04-01
STANDARD REGISTER CO
filed 2012-05-07
CIK 93456

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 1, 2012
Common stock, $1.00 par value	26,300,301 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY
FORM 10-Q
For the Quarter Ended April 1, 2012

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended
	April 1,	April 3,
	2012	2011
REVENUE
Products	$138,901	$141,961
Services	18,748	22,928
Total revenue	157,649	164,889
COST OF SALES
Products	98,104	98,332
Services	11,344	13,103
Total cost of sales	109,448	111,435
GROSS MARGIN	48,201	53,454
OPERATING EXPENSES
Selling, general and administrative	50,215	52,303
Pension settlement	983	-
Restructuring and other exit costs	1,122	74
Total operating expenses	52,320	52,377
(LOSS) INCOME FROM OPERATIONS	(4,119)	1,077
OTHER INCOME (EXPENSE)
Interest expense	(704)	(572)
Other income	16	5
Total other expense	(688)	(567)
(LOSS) INCOME BEFORE INCOME TAXES	(4,807)	510
INCOME TAX EXPENSE	305	82
NET (LOSS) INCOME	$(5,112)	$428

BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.18)	$0.01

Dividends per share declared for the period	$0.05	$0.05

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	13 Weeks Ended
	April 1,	April 3,
	2012	2011
NET (LOSS) INCOME	$(5,112)	$428
Actuarial loss reclassification, net of $2,457 deferred
income tax expense in 2011	6,395	3,730
Prior service credit reclassification, net of $487 deferred
income tax benefit in 2011	-	(739)
Actuarial loss	(392)	-
Cumulative translation adjustment	(183)	21

COMPREHENSIVE INCOME	$708	$3,440

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 1,	January 1,
A S S E T S	2012	2012

CURRENT ASSETS
Cash and cash equivalents	$1,534	$1,569
Accounts receivable, less allowance for doubtful
accounts of $3,388 and $3,230	107,532	113,403
Inventories	51,196	48,822
Prepaid expense	10,075	9,058
Total current assets	170,337	172,852

PLANT AND EQUIPMENT
Land	1,900	1,919
Buildings and improvements	65,209	65,111
Machinery and equipment	185,696	186,547
Office equipment	165,046	165,017
Construction in progress	1,349	1,758
Total	419,200	420,352
Less accumulated depreciation	350,132	346,402
Total plant and equipment, net	69,068	73,950

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	6,750	7,023
Deferred tax asset	23,991	23,996
Other	8,800	8,584

Total assets	$286,402	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	April 1,	January 1,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2012	2012

CURRENT LIABILITIES
Current portion of long-term debt	$2,332	$2,470
Accounts payable	38,921	32,259
Accrued compensation	14,717	13,019
Accrued restructuring and other exit costs	5,129	5,660
Deferred revenue	4,779	5,345
Deferred income taxes	2,887	2,887
Other current liabilities	20,136	21,803
Total current liabilities	88,901	83,443

LONG-TERM LIABILITIES
Long-term debt	56,174	60,149
Pension benefit obligation	227,377	236,206
Deferred compensation	4,240	5,777
Environmental liabilities	3,688	3,753
Other long-term liabilities	3,670	3,586
Total long-term liabilities	295,149	309,471

COMMITMENTS AND CONTINGENCIES - see Note 9

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,435,705 and 26,389,523 shares	26,436	26,389
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	65,968	65,307
Accumulated other comprehensive losses	(204,353)	(210,173)
Retained earnings	59,812	64,924
Treasury stock at cost:
2,021,047 and 2,014,320 shares	(50,236)	(50,225)

Total shareholders' deficit	(97,648)	(99,053)

Total liabilities and shareholders' deficit	$286,402	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	13 Weeks Ended
	April 1,	April 3,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,112)	$428
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	5,822	5,350
Restructuring charges	1,122	74
Pension and postretirement expense	6,184	4,621
Other	1,043	889
Changes in operating assets and liabilities:
Accounts receivable	5,722	11,361
Inventories	(2,374)	(24)
Restructuring spending	(1,653)	(683)
Accounts payable and accrued expenses	7,829	(2,497)
Pension and postretirement contributions and payments	(9,010)	(9,908)
Deferred compensation payments	(1,915)	(430)
Other assets and liabilities	(1,206)	270
Net cash provided by operating activities	6,452	9,451

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(713)	(1,879)
Proceeds from sale of plant and equipment	8	-
Net cash used in investing activities	(705)	(1,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(3,389)	(5,728)
Principal payments on long-term debt	(724)	(357)
Proceeds from issuance of common stock	6	43
Dividends paid	(1,470)	(1,459)
Purchase of treasury stock	(11)	(58)
Net cash used in financing activities	(5,588)	(7,559)

Effect of exchange rate changes on cash	(194)	13

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35)	26

Cash and cash equivalents at beginning of period	1,569	531

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,534	$557

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.  The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 1, 2012 (Annual Report).

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders equity.  We also adopted ASU 2011-12 which defers the requirement to disclose the effect of items that are reclassified out of accumulated comprehensive income separately in the statement of income.

In 2012, we adopted ASU 2011-08 which amended the guidance for goodwill impairment to provide an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  The implementation of the amended guidance will be effective for our annual goodwill impairment tests to be performed in the second quarter of 2012.

NOTE 3 – RESTRUCTURING CHARGES

The 2011 and 2009 restructuring plans and other exit activities are described in Note 4 to the Consolidated Financial Statements included in our Annual Report.  All related costs are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2011 Plans

Restructuring and other exit costs of $1,081 in 2012 relate to fees to a third party to assist with the program implementation.  Components of restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	Q1 2012	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$5,480	$-	$5,480
Contract termination costs	470	-	-
Other associated exit costs	3,250	1,081	1,081

Total	$9,200	$1,081	$6,561

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012

Involuntary termination costs	$5,480	$-	$(898)	$4,582
Other associated exit costs	-	465	-	465

Total	$5,480	$465	$(898)	$5,047

2009 Plans

Restructuring and other exit costs of $41 in 2012 and $74 in 2011 relate to costs required to be expensed as incurred.  Components of restructuring and other exit costs consist of the following:

	Total	Total	Cumulative
	Expected	Q1 2012	To-Date
	Costs	Expense	Expense

Involuntary termination costs	$2,881	$-	$2,881
Contract termination costs	1,700	6	1,546
Other associated exit costs	8,200	35	8,192

Total	$12,781	$41	$12,619

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012

Contract termination costs	$180	$6	$(104)	$82

Total	$180	$6	$(104)	$82

NOTE 4 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
	April 1,	April 3,
(Shares in thousands)	2012	2011

Weighted average shares outstanding - basic	29,117	28,976
Effect of potentially dilutive securities	-	21

Weighted average shares outstanding - diluted	29,117	28,997

Due to the net loss for the 13-week period ended April 1, 2012, no outstanding options or unvested shares were included in the diluted EPS calculation because they would automatically result in anti-dilution.  No outstanding options were included in the computation of diluted EPS for the 13-week period ending April 3, 2011 because the exercise price of the options was greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 5 – SHARE BASED COMPENSATION

Total share-based compensation expense by type of award is as follows:

	13 Weeks Ended
	April 1,	April 3,
	2012	2011

Nonvested stock awards, service based	$60	$112
Nonvested stock awards, performance based	138	99
Stock options	505	255

Total share-based compensation expense	$703	$466

Stock Options

The weighted-average fair value of stock options granted in 2012 was estimated at $0.91 per share, using the Black-Scholes option-pricing model.  Expense will be amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of the options are as follows:

Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected term	4 years
Expected volatility	79.3%

A summary of our stock option activity and related information for 2012 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at January 1, 2012	3,991,139	$7.12
Granted	234,000	1.57
Exercised	-	-
Forfeited/Canceled	(131,685)	13.53

Outstanding at April 1, 2012	4,093,454	$6.59

Performance-Based Stock Awards

During the first quarter of 2012, the Company awarded performance-based restricted stock that will be earned based on the financial performance of the Company.  Fifty percent of the shares will be earned upon achievement of a one-year performance goal for 2012 of which half will vest upon the achievement of the goal and half will vest one year after achievement of the goal.  The remaining fifty percent of the shares will be earned upon achievement of a two-year cumulative performance goal for 2012-2013 which will vest one year after they are earned.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of the performance goals is not attained, the applicable portion of the stock award will be forfeited and canceled, and all expense recognized to that date will be reversed.  In certain circumstances, additional shares will be granted upon performance above the target level.

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

A summary of our performance-based stock award activity and related information for 2012 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	556,985	$3.89
Granted	1,062,632	1.57
Vested	(37,977)	5.82
Forfeited/Canceled	(449,075)	3.37

Nonvested at April 1, 2012	1,132,565	$1.85

Service-Based Stock Awards

The fair value of the service-based stock awards granted in 2012 was based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 3 years.  A summary of our service-based stock award activity and related information for 2012 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 2, 2012	285,016	$4.22
Granted	474,421	1.57
Vested	(6,084)	9.48
Forfeited/Canceled	(275)	9.48

Nonvested at April 1, 2012	753,078	$2.51

NOTE 6 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended
	April 1,	April 3,
	2012	2011

Interest cost	$5,042	$5,464
Expected return on plan assets	(5,626)	(5,858)
Amortization of net actuarial losses from prior periods	5,785	6,073
Settlement loss	983	-

Total	$6,184	$5,679

As a result of associates retiring in 2012 and electing a lump-sum payment of their pension benefits under our non-qualified retirement plan, we recognized a non-cash settlement loss during the first quarter of 2012.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.  As part of the settlement, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.

NOTE 7 – POSTRETIREMENT BENEFIT PLANS

We terminated our postretirement healthcare plan in the third quarter of 2011 and no longer offer medical benefits to retired employees.  Net postretirement benefit cost for 2011includes the following components:

13 Weeks Ended
April 3, 2011

Interest cost	$54
Amortization of prior service credits	(1,226)
Amortization of net actuarial losses from prior periods	114

Total	$(1,058)

NOTE 8 – SEGMENT REPORTING

Information about our operations by reportable segment for the 13-week periods ended April 1, 2012 and April 3, 2011 is as follows:

		Healthcare	Financial Services	Commercial Markets	Industrial	Total
Revenue from external customers	2012	$57,050	$43,471	$37,608	$19,520	$157,649
	2011	60,672	43,306	40,331	20,580	164,889
Operating income (loss)	2012	$2,568	$1,571	$(1,107)	$208	$3,240
	2011	4,683	1,691	(293)	789	6,870

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	April 1,	April 3,
	2012	2011
Segment operating income	$3,240	$6,870
Restructuring and other exit costs	(1,122)	(74)
Net periodic pension cost	(6,184)	(5,679)
Other unallocated	(53)	(40)
Total other expense	(688)	(567)

(Loss) income before income taxes	$(4,807)	$510

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,336 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

NOTE 11 – INCOME TAXES

Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit.  Tax expense for 2012 reflects state tax liabilities derived from a tax base other than net income and foreign taxes in Mexico.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in millions, except per share amounts)

FORWARD-LOOKING INFORMATION

This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events.  Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:
●	decline in legacy products
●	expansion in core solutions
●	future pension funding requirements and amortization of actuarial gains and losses
●	expanding market share in core markets and globally
●	investing in our employees
●	2012 priorities
●	future financial condition, revenue trends, and cash flows
●	projected costs or cost savings related to our 2011 restructuring plan
●	ability to realize deferred tax assets
●	2012 capital expenditures
●	business strategy

Because forward-looking statements deal with future events, actual results for fiscal year 2012 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to
●	our access to capital for expanding in core solutions
●	the pace at which digital technologies erode the demand for certain legacy products
●	the success of our plans to deal with the threats and opportunities brought by digital technology
●	results of cost-containment strategies
●	our ability to attract and retain key personnel
●	variation in demand and acceptance of the Company's products and services
●	frequency, magnitude, and timing of paper and other raw material price changes
●	timing of the completion and integration of acquisitions
●	general business and economic conditions beyond our control
●	consequences of competitive factors in the marketplace including the ability to attract and retain customers

These forward-looking statements are based on current expectations and estimates.  We cannot assure that such expectations will prove to be correct.  The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.  You should read this Management’s Discussion and Analysis in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included on Form 10-K for the year ended January 1, 2012 (Annual Report).  Unless otherwise noted, references to 2012 and 2011 refer to the 13-week periods ended April 1, 2012 and April 3, 2011.

This Management’s Discussion and Analysis includes the following sections:

●	Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

●	Executive Summary—An overall discussion of changes in our business in the first quarter of 2012.

●	Results of Operations—An analysis of consolidated results of operations and segment results for the first quarter of 2012 and 2011.

●	Liquidity and Capital Resources—An analysis of cash flows and discussion of financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report.  Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates.  For a detailed discussion of these critical accounting estimates, see the Management’s Discussion and Analysis included in our Annual Report.  The following is a discussion of changes to those estimates during 2012.

We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

Share-Based Compensation and Incentive Compensation

During the first quarter of 2012, the Company awarded approximately 1.1 million shares of performance-based restricted stock, portions of which will vest over the next three years if certain performance goals are reached.  In addition, we have a management incentive plan that provides for payment of cash awards based upon the achievement of certain performance goals in 2012.

The amount of related compensation expense recognized for interim periods is dependent on management’s estimate of the Company’s annual financial performance for 2012 and 2013, which may vary from actual results.  This requires us to evaluate the probability of achieving the performance goals and assess the level of goal achievement each quarter.  We are currently accruing expense based upon achieving performance sufficient to earn 100 percent of the performance-based shares and 2012 annual cash incentive.  Total expected expense in 2012 related to these plans is $5.0 million, of which $1.2 million has been accrued.  The actual amount of compensation expense recorded in future quarters could increase or decrease based on changes in our expectations and the actual level of achievement of the performance goals.

EXECUTIVE SUMMARY

To meet our financial objectives for 2012 and beyond, we continue to actively execute the strategic migration of revenue to a higher-value, core-solutions focused portfolio.  Core solutions represent innovative solutions designed to address current and evolving needs of targeted markets and are the future of the Company.  Revenue from core solutions increased 3 percent in 2012 compared with the same period of 2011 and accounted for approximately 42 percent of total revenue, as compared with 39 percent for 2011.

We continued to encounter challenges with our legacy products due to the impact from the rapid development of digital technologies.  Revenue from legacy products decreased 9 percent in 2012 compared with 2011 and we expect this decline to continue.  However, we are taking actions to minimize the negative impacts by expanding our market share, helping our customers to convert to our core solutions, and reducing costs.  The restructuring plan we announced in early 2012 is part of our strategic plan that was designed to realign our resources to effectively serve our growing core solutions and increase the productivity of our legacy products.  We are on schedule with implementing the plan which is expected to result in annual savings of $45 million once the plan is fully executed, 75 percent of which we expect to realize in 2012.

As a company with a century of history, we are dedicated to delivering innovative solutions that could best integrate our competitive advantages and our existing products and solutions, and to providing our customers more comprehensive solution packages that could help them to advance their reputation.  The two marketing solutions we introduced in 2012, Digital Direct Marketing and Local Marketing, are outcomes of our efforts in this area.

In 2012, we expect to continue to grow our business in core solutions while experiencing a more rapid revenue decrease in legacy products.  Our focus in 2012 continues to be:

●	Acquiring new customers

●	Defending and expanding current business

●	Optimizing cost structure.

RESULTS OF OPERATIONS

The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations, supplemented by a discussion of segment results where appropriate.

In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, restructuring charges, and deferred tax valuation allowances.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making.  This presentation is similar to the manner in which our Board of Directors internally evaluates performance.

Consolidated Operating Results

	2012	% Change	2011
Revenue	$157.6	-4%	$164.9
Cost of sales	109.4	-2%	111.4
Gross margin	48.2	-10%	53.5
Gross margin % of sales	30.6%		32.4%

SG&A expense	50.2	-4%	52.3
Pension settlements	1.0		-
Restructuring	1.1		0.1
Other expense, net	0.7		0.6
(Loss) income before income taxes	(4.8)		0.5
Income tax expense	0.3		0.1

Net (loss) income	$(5.1)		$0.4

Non-GAAP net income:
Net (loss) income	$(5.1)		$0.4
Adjustments:
Pension loss amortization	5.8		6.1
Pension settlements	1.0		-
Restructuring charges	1.1		0.1
Income tax effect of adjustments (at statutory tax rates)	(3.1)		(2.5)
Deferred tax valuation allowance	2.2		-

Non-GAAP net income	$1.9		$4.1

The following table details the estimated changes in revenue and cost of sales due to units, acquisition, price, and mix for the first quarter of 2012.

	Percentage Change
	Revenue	Cost of sales

Units	-4%	-4%
Acquisition	1%	1%
Price	-	1%
Mix	-1%	-
	-4%	-2%

Revenue

Revenue declined during the quarter primarily due to a net unit decrease.  Unit growth from core solutions was outpaced by the unit declines in legacy products.  Core solutions revenue increased $1.8 million or 3 percent compared with 2011. Although units increased for most of our core solutions, the rate of increase was lower than expected due to the weak spending by our major customers.  We continued to experience rapid decline in demand for our legacy products, especially business forms, transactional documents and related services, resulting in a decrease of approximately $9.0 million or 9 percent for the quarter.

The following table summarizes the changes in revenue by major categories.

	2012	% Chg	2011

Print	$97.8	-2%	$99.5
Labels	27.0	-4%	28.0
Services	18.7	-18%	22.9
Software	2.1	11%	1.9
Other	12.0	-5%	12.6
	$157.6	-4%	$164.9
Core	42%		39%
Legacy	58%		61%

Cost of Sales and Gross Margin

The net unit decrease is also the primary reason for the cost of sales decline during the quarter.  Gross margin as a percentage of revenue decreased in 2012, due to pricing pressures, particularly in legacy transactional forms and labels, declines in unit volume, material cost increases, and high initiation costs associated with newly acquired customers.  The high costs were partially offset by savings from our implemented cost saving initiatives and ongoing restructuring plans.

SG&A expense

SG&A expense for 2012 was $2.1 million or 4 percent lower compared with 2011.  We continued to realize benefits from previously implemented restructuring and cost reduction initiatives, primarily in selling compensation and related expenses, communication service costs, and facility costs.  We also started to realize savings from our current restructuring program.  However, due to the termination of our postretirement healthcare plan, the $1.1 million credit from amortization of prior service credits we recorded in 2011 no longer benefits 2012.

Restructuring and other exit costs

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring program is designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy operations.  When fully implemented, the restructuring program is expected to result in an estimated $45 million of savings annually, of which we expect to realize 75 percent in 2012.  Approximately 25 percent of the savings is expected to be realized in cost of sales, with the remainder realized in SG&A expenses.  Based on our progress in the first quarter, we believe we are currently on track to realize all of the savings on an annualized basis.  The total costs of the restructuring program are expected to be approximately $9.2 million, of which $5.5 million is for involuntary termination costs and $3.7 million is for contract termination and other associated costs, including costs for the relocation of equipment and inventory and fees to a third party to assist with the program implementation.

Taxes

Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit.  Tax expense for 2012 reflects state tax liabilities derived from a tax base other than net income and foreign taxes in Mexico.

Net income (loss)

We had a net loss of $5.1 million in the current quarter, compared with net income of $0.4 million in the same period of 2011.  The net loss was driven primarily by the decline in gross margin, with the savings from SG&A offset by the pension settlement and restructuring costs.  Excluding pension loss amortization, pension settlements, restructuring and deferred tax valuation allowance, non-GAAP net income was $1.9 million or $2.2 million lower compared with 2011.

Segment Operating Results

The following table presents Revenue, Gross Margin, and Operating Income (Loss) for each of our reportable segments.

	2012	% Chg	2011
Revenue
Healthcare	$57.0	-6%	$60.7
Financial Services	43.5	0%	43.3
Commercial Markets	37.6	-7%	40.3
Industrial	19.5	-5%	20.6

Consolidated Revenue	$157.6	-4%	$164.9

		% Rev		% Rev
Gross Margin
Healthcare	$19.4	33.9%	$22.6	37.2%
Financial Services	12.9	29.6%	13.1	30.3%
Commercial Markets	9.8	26.1%	11.2	27.7%
Industrial	6.1	31.5%	6.6	31.8%

Consolidated Gross Margin	$48.2	30.6%	$53.5	32.4%

Operating Income (Loss)
Healthcare	$2.6	4.5%	$4.7	7.7%
Financial Services	1.6	3.6%	1.7	3.9%
Commercial Markets	(1.1)	-2.9%	(0.3)	-0.7%
Industrial	0.2	1.1%	0.8	3.8%

Total Segments (1)	$3.3	2.1%	$6.9	4.2%
(1) A reconciliation of segment operating income to consolidated income from operations is provided in Note 8-Segment Reporting of the Notes to Financial Statements.

Healthcare

The following table details the estimated changes in revenue and cost of sales due to units, acquisition, mix, and price for the first quarter of 2012.

	Percentage Change
	Revenue	Cost of sales

Units	-4%	-4%
Acquisition	2%	2%
Mix	-2%	-1%
Price	-2%	2%
	-6%	-1%

Revenue

Healthcare revenue declined $3.7 million in 2012 primarily due to the net unit decrease, with the growth in our core solutions offset by the decline in our legacy products.  Our core solutions revenue increased $1.1 million or 5 percent compared with 2011.  Healthcare Solutions, our technology-oriented core solutions portfolio which primarily includes patient information, marketing and communication, and wristband solutions, grew $2.0 million or 15 percent in 2012 compared with 2011.  We leveraged our resources heavily in core Healthcare Solutions and expect to see continuous growth in 2012.  Revenue from legacy products decreased $4.8 million or 12 percent compared with 2011.  As more hospitals progressed into stages three and four of EMR adoption, we continued to see revenue decline in related legacy products.  Revenue from clinical documents and administration forms, including related freight and storage services, decreased $5.7 million or 18 percent in 2012 compared with 2011.

Our acquisition of Dialog Medical accounted for $1.4 million of the revenue increase, primarily services and software.  However, this increase was offset by an unfavorable product mix and the negative impact from pricing pressure.

The following table summarizes the changes in revenue by major categories.

	2012	% Chg	2011

Print	$38.6	-3%	$39.6
Labels	7.4	-8%	8.0
Services	5.8	-22%	7.5
Software	1.4	49%	1.0
Other	3.8	-18%	4.6
	$57.0	-6%	$60.7
Core	38%		34%
Legacy	62%		66%

Cost of Sales

The decrease in cost of sales was driven primarily by the net decline in units as well.  However, this decrease was largely offset by additional costs related to the inclusion of Dialog Medical, which is in line with the revenue increase.  Higher material costs and initiation costs associated with newly acquired customers offset the savings from ongoing restructuring plans and other cost initiatives.

Financial Services

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2012.

	Percentage Change
	Revenue	Cost of sales

Units	-1%	-2%
Price	1%	3%
	-	1%

Revenue

Financial Services revenue for 2012 increased slightly compared with 2011 primarily due to favorable pricing, offset by the net unit decline which reflects the combined effect of the prolonged weakness of macroeconomic conditions, technology erosion and our expansion in core solutions.  We continued to focus on promoting our core solutions, primarily marketing solutions and critical communications.  Core solutions revenue increased $1.4 million or 10 percent compared with 2011, led by increased revenue from our critical communications solutions.  Legacy products revenue decreased $1.2 million or 4 percent in 2012 compared with 2011, primarily from specialized print products and related services.

As previously disclosed in our Annual Report, we anticipate lower revenue of approximately $18-$20 million in 2012 from one of our significant customers due to their major restructuring announced at the end of 2011.  However, the impact to the current quarter was lower than expected.  The total revenue decrease from this customer was $1.4 million for the quarter, impacting both our core and legacy products.  We expect to see a more rapid decline starting next quarter.

The following table summarizes the changes in revenue by major categories.

	2012	% Chg	2011

Print	$32.4	3%	$31.3
Labels	0.5	-	0.5
Services	6.7	-15%	7.9
Software	0.4	-39%	0.7
Other	3.5	22%	2.9
	$43.5	-	$43.3
Core	34%		31%
Legacy	66%		69%

Cost of Sales

Cost of sales increased primarily driven by material price increases and initial costs associated with newly acquired customers.  This increase was partially offset by the net unit decline and the savings from previously implemented cost reduction initiatives and our ongoing restructuring plan.

Commercial Markets

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2012.

	Percentage Change
	Revenue	Cost of sales

Units	-8%	-7%
Price	1%	2%
	-7%	-5%

Revenue

Commercial Markets revenue decreased in 2012 primarily due to the net unit decline.  The expansion in core solutions was outpaced by the decrease in sales of legacy products, which represent a disproportionate amount of sales in this segment.  Core solutions revenue increased only 1 percent compared with 2011; however, momentum in marketing solutions is expected to grow during the remainder of 2012.  Legacy products revenue decreased $2.9 million or 10 percent compared with 2011, driven by lower revenue from specialized print and related services, primarily traditional business forms.

The following table summarizes the changes in revenue by major categories.

	2012	% Chg	2011

Print	$22.0	-6%	$23.5
Labels	6.9	2%	6.8
Services	4.6	-16%	5.5
Software	0.2	-	0.2
Other	3.9	-9%	4.3
	$37.6	-7%	$40.3
Core	32%		29%
Legacy	68%		71%

Cost of Sales

Cost of sales declined primarily driven by the net unit decrease, partially offset by higher material costs.  Production costs increased due to high initial costs associated with newly acquired large accounts and unabsorbed fixed costs due to low utilization.  However, majority of this unfavorable increase was offset by cost savings realized from our previously implemented cost initiatives and ongoing restructuring plan.

Industrial

The following table details the estimated changes in revenue and cost of sales due to units and price for the first quarter of 2012.

	Percentage Change
	Revenue	Cost of sales

Units	-1%	-1%
Price	-4%	-4%
	-5%	-5%

Revenue

Industrial revenue decreased primarily due to the price decrease, driven by price pressure from new customers.  Net units decrease added another 1 percent to the revenue decrease.  Core solutions revenue decreased $0.9 million or 5 percent compared with 2011.  In-mold label solutions, one of our key core solutions, decreased $0.6 million or 49 percent in the current quarter compared with the same period of 2011 and attributed to 60 percent of revenue decrease of the segment due to our primary customers being negatively impacted by slower than expected economic recovery.  Revenue increased slightly in our core manufacturing parts solutions for the quarter, with the revenue increase from new customers significantly offset by the revenue decline due to weak demands from HVAC customers.  We continue to see the revenue decrease in our legacy products, primarily traditional business forms.  Legacy products revenue decreased $0.2 million or 8 percent compared with 2011.  The revenue decrease from specialized print and related services was $0.1 million or 6 percent in the current quarter compared with the same period of 2011.

The following table summarizes the changes in revenue by major categories.

	2012	% Chg	2011

Print	$4.9	-2%	$5.1
Labels	12.3	-3%	12.7
Services	1.6	-22%	2.1
Software	-	-	-
Other	0.7	-	0.7
	$19.5	-5%	$20.6
Core	88%		88%
Legacy	12%		12%

Cost of Sales

Cost of sales decreased primarily due to production costs decrease driven by inventory adjustments and cost savings realized from our previously implemented cost initiatives and ongoing restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity also presents a financial measure that is considered non-GAAP.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we measure cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow as the change in net debt (credit facility less cash and cash equivalents).

Cash Flows

The major elements of the Statements of Cash Flows are summarized below:

	13 Weeks Ended
	April 1,	April 3,
CASH INFLOW (OUTFLOW)	2012	2011
Net income plus non-cash items	$9.1	$11.4
Working capital	11.2	8.8
Restructuring payments	(1.7)	(0.7)
Contributions to qualified pension plan	(7.0)	(8.0)
Other	(5.1)	(2.0)
Net cash provided by operating activities	6.5	9.5

Capital expenditures	(0.7)	(1.9)
Net cash used in investing activities	(0.7)	(1.9)

Net change in borrowings under credit facility	(3.4)	(5.7)
Principal payments on long-term debt	(0.7)	(0.4)
Dividends paid	(1.5)	(1.5)
Net cash used in financing activities	(5.6)	(7.6)
Net effect of exchange rate changes	(0.2)	-

Net change in cash	$-	$-

Memo:
Add back credit facility borrowed	3.4	5.7

Cash flow on a net debt basis	$3.4	$5.7

Operating activities

Restructuring payments in 2012 represent cash payments for severance related to workforce reductions and fees to a third party to assist with the restructuring program implementation.  Total costs of the restructuring program are expected to be approximately $9.2 million, the majority of which will be incurred in 2012.

We expect to make contributions to the Company’s qualified pension plan of approximately $27 million in 2012, $7 million of which was made in the current quarter.

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2012 compared with 2011 primarily due to employees retiring and electing lump sum payments of their benefits.  The total payments made in 2012 for deferred compensation were $1.9 million and that for supplementary pension benefits were $2.0 million.

Investing activities

While capital expenditures were only $0.7 million for the current quarter, we still expect capital expenditures to be in the range of $9 million to $11 million for 2012.

With the acquisition of Dialog Medical in 2011, we signed a note payable for $0.6 million.  The first installment of $0.3 million will be paid in the third quarter of this year.  In addition, we have accrued approximately $0.6 million as of quarter end for two additional liabilities that are contingent upon the achievement of certain revenue targets by Dialog Medical.  The first annual payment will also be made in the third quarter of this year.

Financing activities

Dividend payments to shareholders in the current quarter were consistent with 2011 and will be the only payment made in the current year.  In January 2012, we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation’s statutory surplus.  Because of the 2011 decline in shareholder’s equity related to actuarial losses in our pension plan and the valuation allowance established against deferred tax assets, there is not currently a statutory surplus.

At quarter end, we had $32 million available under the Credit Facility.  We believe that the combination of internally-generated funds, available cash, and our Credit Facility will be sufficient to fund our operations, including capital expenditures and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of investing in our growth initiatives aimed at transforming our product portfolio and our pension funding.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.

ITEM 3 – Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of April 1, 2012.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the first quarter of fiscal 2012, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 1A.

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession
3	Articles of incorporation and bylaws	Not applicable
4	Instruments defining the rights of security holders,	Not applicable
including indentures
10.1	Second Amendment to The Standard Register Company Supplemental	Included
Executive Retirement Plan, incorporated by reference from Form 8-K filed on February 24, 2012
10.2	Form of Severance Agreement, incorporated by reference from Form	Included
8-K filed on March 6, 2012
11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
22	Published reports regarding matters submitted	Not applicable
to vote of security holders
23.1	Consent of Independent Registered Public Accounting Firm	Included
24	Power of attorney	Not applicable
31.1	Certification of Chief Executive Officer pursuant to	Included
Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to	Included
Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C Section 1350, as adopted	Included
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of Independent Registered Public Accounting Firm	Included
101	The following financial information from The Standard Register	Included
Company Quarterly Report on Form 10-Q for the quarter ended
April 1, 2012, formatted in XBRL (eXtensible Business Reporting Language):
Consolidated Statements of Income, Consolidated Statements of
Comprehensive Income, Consolidated Balance Sheets, Consolidated
Statements of Cash Flows, and Notes to Consolidated Financial
Statements

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and
Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)