Form 10-Q
period 2012-07-01
STANDARD REGISTER CO
filed 2012-08-08
CIK 93456

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 and 26 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 and 26 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 26 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 1, 2012
Common stock, $1.00 par value	26,165,656 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY
FORM 10-Q
For the Quarter Ended July 1, 2012

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
REVENUE
Products	$135,376	$141,884	$274,232	$283,845
Services	19,691	22,401	38,484	45,329
Total revenue	155,067	164,285	312,716	329,174
COST OF SALES
Products	97,221	98,992	195,299	197,324
Services	11,252	14,532	22,622	27,635
Total cost of sales	108,473	113,524	217,921	224,959
GROSS MARGIN	46,594	50,761	94,795	104,215
OPERATING EXPENSES
Selling, general and administrative	45,380	52,030	95,595	104,333
Pension settlements	-	453	983	453
Restructuring and other exit costs	1,490	(251)	2,612	(177)
Total operating expenses	46,870	52,232	99,190	104,609
INCOME (LOSS) FROM OPERATIONS	(276)	(1,471)	(4,395)	(394)
OTHER INCOME (EXPENSE)
Interest expense	(685)	(572)	(1,389)	(1,144)
Other income (expense)	23	493	39	498
Total other income (expense)	(662)	(79)	(1,350)	(646)
INCOME (LOSS) BEFORE INCOME TAXES	(938)	(1,550)	(5,745)	(1,040)
INCOME TAX EXPENSE (BENEFIT)	197	(554)	502	(472)
NET INCOME (LOSS)	$(1,135)	$(996)	$(6,247)	$(568)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.04)	$(0.03)	$(0.21)	$(0.02)
Dividends per share declared for the period	$-	$0.05	$0.05	$0.10

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
NET INCOME (LOSS)	$(1,135)	$(996)	$(6,247)	$(568)
Actuarial loss reclassification, net of $2,495 and $4,952
deferred income tax expense in 2011	5,773	3,788	12,168	7,518
Prior service credit reclassification, net of $487 and $974
deferred income tax benefit in 2011	-	(740)	-	(1,479)
Net actuarial gain (loss)	-	-	(392)	-
Cumulative translation adjustment	250	(22)	67	(1)
COMPREHENSIVE INCOME	$4,888	$2,030	$5,596	$5,470

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 1,	January 1,
A S S E T S	2012	2012

CURRENT ASSETS
Cash and cash equivalents	$756	$1,569
Accounts receivable, less allowance for doubtful
accounts of $3,063 and $3,230	108,893	113,403
Inventories	49,464	48,822
Prepaid expense	10,947	9,058
Total current assets	170,060	172,852

PLANT AND EQUIPMENT
Land	1,900	1,919
Buildings and improvements	65,128	65,111
Machinery and equipment	183,094	186,547
Office equipment	158,021	165,017
Construction in progress	587	1,758
Total	408,730	420,352
Less accumulated depreciation	345,157	346,402
Total plant and equipment, net	63,573	73,950

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	6,478	7,023
Deferred tax asset	23,991	23,996
Other	5,840	8,584
Total assets	$277,398	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 1,	January 1,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2012	2012

CURRENT LIABILITIES
Current portion of long-term debt	$2,249	$2,470
Accounts payable	33,729	32,259
Other current liabilities	45,008	48,714
Total current liabilities	80,986	83,443

LONG-TERM LIABILITIES
Long-term debt	58,963	60,149
Pension benefit obligation	219,050	236,206
Deferred compensation	3,463	5,777
Environmental liabilities	3,643	3,753
Other long-term liabilities	3,454	3,586
Total long-term liabilities	288,573	309,471

COMMITMENTS AND CONTINGENCIES - see Note 11

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,527,974 and 26,389,523 shares	26,528	26,389
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	66,466	65,307
Accumulated other comprehensive losses	(198,330)	(210,173)
Retained earnings	58,686	64,924
Treasury stock at cost:
2,021,047 and 2,014,320 shares	(50,236)	(50,225)
Total shareholders' deficit	(92,161)	(99,053)
Total liabilities and shareholders' deficit	$277,398	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	26 Weeks Ended
	July 1,	July 3,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,247)	$(568)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	11,970	10,620
Restructuring and other exit costs	2,612	(177)
Pension and postretirement expense	11,360	9,682
Other	1,595	928
Changes in operating assets and liabilities:
Accounts receivable	4,470	11,478
Inventories	(642)	(1,615)
Restructuring payments	(3,646)	(961)
Accounts payable and accrued expenses	1,155	(750)
Pension and postretirement contributions and payments	(16,740)	(15,420)
Deferred compensation payments	(2,554)	(430)
Other assets and liabilities	(125)	(1,276)
Net cash provided by operating activities	3,208	11,511
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(1,239)	(6,555)
Proceeds from sale of plant and equipment	64	19
Net cash used in investing activities	(1,175)	(6,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(55)	(1,328)
Principal payments on long-term debt	(1,352)	(721)
Proceeds from issuance of common stock	6	92
Dividends paid	(1,500)	(2,925)
Purchase of treasury stock	(11)	(58)
Net cash used in financing activities	(2,912)	(4,940)
Effect of exchange rate changes on cash	66	(12)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(813)	23
Cash and cash equivalents at beginning of period	1,569	531
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$756	$554

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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by ASC Update No. 2011-12.  This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders equity.  We also adopted ASU 2011-12 which defers the requirement to disclose the effect of items that are reclassified out of accumulated comprehensive income separately in the statement of income.

In 2012, we adopted ASU 2011-08 which amended the guidance for goodwill impairment to provide an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  The implementation of the amended guidance was effective for our annual goodwill impairment test performed in the second quarter of 2012 and did not have a material impact on our consolidated results of operation, financial position, or cash flows.

NOTE 3 – GOODWILL

Since the January 2012 restructuring announcement, we spent significant time analyzing our operations, organizational structure, and portfolio of products and services.  As a result, in the second quarter of 2012, we combined the Commercial Markets, Financial Services and Industrial business units into one consolidated business unit, Business Solutions.

We determined that our two reportable segments after reorganization, Healthcare and Business Solutions, are also our two reporting units for purposes of goodwill impairment testing.  The following table summarizes the revised allocation of goodwill.

	Healthcare	Business Solutions	Financial Services	Commercial Markets	Industrial	Total
Goodwill at January 1, 2012	$3,284	$-	$1,743	$1,296	$1,133	$7,456
Reallocation of goodwill	-	4,172	(1,743)	(1,296)	(1,133)	-
Goodwill at July 1, 2012	$3,284	$4,172	$-	$-	$-	$7,456

We performed our annual impairment test of goodwill for all our reporting units in the second quarter of 2012.  In performing our impairment test, we first considered the option of the qualitative approach provided by ASC 2011-08 and determined that it was not appropriate for the current year due to continuing changes in our business, current restructuring activities, and recent changes to our reporting units.  The goodwill test did not result in any impairment.

NOTE 4 – RESTRUCTURING CHARGES

All costs related to the restructuring plans below are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2011 Plans

At the end of 2011, approximately 60 percent of our revenues came from legacy products, which are generally transactional documents, labels, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry.  Our growth comes from core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs.  In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring is a two-year program designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue from our legacy products.

We increased our original estimate of the total costs of the restructuring program due to planned infrastructure changes, information technology initiatives, and additional third-party assistance with developing the restructuring program, all of which have been approved.   Certain restructuring activities are not yet identified and the associated costs are not included in our estimate at this time.  The actual costs are expected to be incurred through 2013 and could change as details of the program are identified and approved.

Other associated exit costs primarily include our estimate of fees to a third party to assist with the program implementation, costs for the relocation of equipment and inventory, and certain costs related to implementation of an ERP system that will replace select software applications.

Components of restructuring and other exit costs consist of the following:

	Total	2012	Cumulative
	Expected	Year-To-Date	To-Date
	Costs	Expense	Expense
Employee separation costs	$5,500	$-	$5,480
Contract termination costs	2,000	73	73
Other associated exit costs	4,000	2,500	2,500
Total	$11,500	$2,573	$8,053

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012
Employee separation costs	$5,480	$-	$(2,228)	$3,252
Other associated exit costs	-	1,665	(291)	1,374
Total	$5,480	$1,665	$(2,519)	$4,626

2009 Plans

Restructuring and other exit costs incurred in 2012 and 2011 relate to certain contract termination and equipment removal costs that are required to be expensed as incurred and, in 2011, include a reversal of $325 for lower than expected  employee separation costs.

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012
Contract termination costs	$180	$6	$(186)	$-
Total	$180	$6	$(186)	$-

NOTE 5 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	July 1,	January 1,
	2012	2012

Accrued compensation	$12,884	$13,019
Accrued restructuring and other exit costs	4,626	5,660
Deferred revenue	4,530	5,345
Accrued non-income taxes	4,404	4,440
Deferred income taxes	2,887	2,887
Other current liabilities	15,677	17,363
Total	$45,008	$48,714

NOTE 6 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
(Shares in thousands)	2012	2011	2012	2011
Weighted average shares outstanding - basic	29,198	29,048	29,157	29,012
Effect of potentially dilutive securities	-	-	-	-
Weighted average shares outstanding - diluted	29,198	29,048	29,157	29,012

Due to the net loss from continuing operations for the 13 and 26-week periods ended July 1, 2012 and July 3, 2011, no outstanding options or unvested shares were included in the diluted EPS calculation because they would automatically result in anti-dilution.

NOTE 7 – SHARE-BASED COMPENSATION

Total compensation expense by type of award is as follows:
	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Nonvested stock awards, service based	$ 178	$ 137	$ 238	$ 249
Nonvested stock awards, performance based	224	143	362	242
Stock options	188	415	692	670
Total compensation expense	$ 590	$ 695	$ 1,292	$ 1,161

Stock Options

The weighted-average fair value of stock options granted in 2012 was estimated at $0.91 per share, using the Black-Scholes option-pricing model.   Expense is being amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of the options are as follows:

Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected term	4 years
Expected volatility	79.3%

A summary of our stock option activity and related information for 2012 is as follows:

	Number	Weighted-
	of	Average
	Shares	Exercise Price
Outstanding at January 1, 2012	3,991,139	$7.12
Granted	244,000	1.57
Exercised	-	-
Forfeited/Canceled	(326,247)	9.48
Outstanding at July 1, 2012	3,908,892	$6.57

Performance-Based Stock Awards

In 2012, the Company awarded shares of performance-based restricted stock that will be earned based on the financial performance of the Company.  Shares will be earned upon achievement of either a one-year performance goal or a two-year cumulative performance goal; a portion of which are then subject to an additional holding period.

The performance goals allow partial vesting if a minimum level of performance is attained.  If the minimum level of the performance goals is not attained, the applicable portion of the stock award will be forfeited and canceled, and all expense recognized to that date will be reversed.  In certain circumstances, additional shares will be granted upon performance above the target level.

A summary of our performance-based stock award activity and related information for 2012 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	556,985	$3.89
Granted	1,062,632	1.57
Vested	(37,977)	5.82
Forfeited/Canceled	(530,020)	3.13
Nonvested at July 1, 2012	1,051,620	$1.86

Service-Based Stock Awards

The fair value of the service-based stock awards for 2012 is based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 3 years.  A summary of our service-based stock award activity and related information for 2012 is as follows:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 2, 2012	285,016	$4.22
Granted	474,421	1.57
Vested	(98,353)	4.92
Forfeited/Canceled	(53,975)	2.69
Nonvested at July 1, 2012	607,109	$2.17

NOTE 8 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$5,028	$5,455	$10,070	$10,919
Expected return on plan assets	(5,625)	(5,857)	(11,251)	(11,715)
Amortization of net actuarial losses	5,773	6,069	11,558	12,142
Settlement loss	-	453	983	453
Total	$5,176	$6,120	$11,360	$11,799

As a result of associates retiring and electing a lump-sum payment of their pension benefits under our non-qualified retirement plan, we recognized non-cash settlement losses.  A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year.  As part of the settlements, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive losses equal to the percentage reduction in the pension benefit obligation.

NOTE 9 – POSTRETIREMENT HEALTHCARE BENEFIT PLAN

We terminated our postretirement healthcare plan in the third quarter of 2011 and no longer offer medical benefits to retired employees.  Net periodic benefit cost for 2011includes the following components:

	13 Weeks Ended	26 Weeks Ended
	July 3, 2011	July 3, 2011
Interest cost	$54	$108
Amortization of prior service credits	(1,227)	(2,453)
Amortization of net actuarial losses	114	228
Total	$(1,059)	$(2,117)

NOTE 10 – SEGMENT REPORTING

Since the January 2012 restructuring announcement, we spent significant time analyzing our operations, organizational structure, and portfolio of products and services.  As a result, in the second quarter of 2012, we combined the Commercial Markets, Financial Services, and Industrial business units into one consolidated business unit, Business Solutions.

We re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocate resources.  As a result, we determined that the Company now manages and reports its businesses in the following two reportable segments:

Healthcare – The Healthcare segment serves hospitals and other providers of healthcare and related services.  The solutions portfolio is categorized under marketing communication solutions, patient information solutions, and patient identification & safety solutions.  Legacy products are dominated by clinical documents and administrative forms.

Business Solutions – The Business Solutions segment serves customers in the financial services, commercial, and industrial markets.  The solutions portfolio is categorized under customer communications, marketing communications, on-demand publishing, and product marking & labeling.  Legacy products are dominated by traditional business documents and transactional labels.

We have revised our segment information for prior periods to conform to the current period presentation.

Information about our operations by reportable segment for the 13-week periods ended July 1, 2012 and July 3, 2011 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$54,763	$100,304	$155,067
	2011	59,051	105,234	164,285
Operating income (loss)	2012	$3,774	$2,613	$6,387
	2011	3,824	628	4,452

Information about our operations by reportable segment for the 26-week periods ended July 1, 2012 and July 3, 2011 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$111,813	$200,903	$312,716
	2011	119,723	209,451	329,174
Operating income (loss)	2012	$6,342	$3,285	$9,627
	2011	8,507	2,815	11,322

In addition, we are presenting revised information about our operations by reportable segment for the 13-week periods ended April 1, 2012 and April 3, 2011 as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$57,050	$100,599	$157,649
	2011	60,672	104,217	164,889
Operating income (loss)	2012	$2,568	$672	$3,240
	2011	4,683	2,187	6,870

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Segment operating income (loss)	$6,387	$4,452	$9,627	$11,322
Restructuring and other exit costs	(1,490)	251	(2,612)	177
Net pension periodic benefit cost	(5,176)	(6,120)	(11,360)	(11,799)
Other unallocated	3	(54)	(50)	(94)
Total other income (expense)	(662)	(79)	(1,350)	(646)
Income (loss) before income taxes	$(938)	$(1,550)	$(5,745)	$(1,040)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that the level of participation by certain other PRPs would increase for costs expected to be incurred after 2010.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted liability of $1,213 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  During 2010, we obtained an updated estimate of costs for possible final remedies.  At this early stage, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,324 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

NOTE 13 – INCOME TAXES

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

This Management’s Discussion and Analysis includes the following sections:

●	Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

●	Results of Operations—An analysis of consolidated results of operations and segment results for the second quarter and first half of 2012 as compared with the same periods of 2011.

●	Liquidity and Capital Resources—An analysis of cash flows and discussion of our financial condition.

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

The amount of related compensation expense recognized for interim periods is dependent on management’s estimate of the Company’s annual financial performance for 2012 and 2013, which may vary from actual results.  This requires us to evaluate the probability of achieving the performance goals and assess the level of goal achievement each quarter.  Total expense in 2012 related to these plans would be approximately $5.0 million, if 100 percent of the goal is achieved.  While the assumptions used to calculate compensation expense recognized for these awards represent our best estimate, these estimates involve inherent uncertainties and the application of judgment.   The actual amount of compensation expense recorded in 2012 could vary based on changes in our expectations and the actual level of achievement of the performance goals.

Goodwill

We perform our annual impairment test of goodwill for all our reporting units in the second quarter or more frequently if events or circumstances indicate a potential impairment.  The annual impairment test is a two-step process.  In performing our most recent impairment test, we first considered the option of the qualitative approach provided by ASC 2011-08 and determined that it was not appropriate for the current year due to continuing changes in our business, current restructuring activities, and recent changes to our reporting units.  Therefore, the test was performed using the two-step approach described below.

The first step in the impairment test requires us to compare the fair value of the reporting units to the carrying value of the assets assigned to those reporting units, including goodwill.  If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed.  If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss.

To determine fair value for each reporting unit, we follow an income approach utilizing a discounted cash flow methodology.  This approach requires us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions.  In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.  Though we believe our assumptions are reasonable, actual results could be different from those assumed in our forecasts.  Key assumptions used in our fair value calculations include:

●
Revenue and cost assumptions:  We use our internal forecasts to estimate future cash flows which are based on both historical information and our most recent view of the long-term outlook for each reporting unit derived from the Company’s current strategic plan.  We calculate multiple outcomes which are weighted to arrive at an overall projected cash flow.

●	Discount rate determination: We use an industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.

The results of our impairment test indicate that the fair values of our reporting units are greater than their carrying value and no goodwill impairment is indicated.   In addition to calculating a range of possible outcomes, sensitivity analysis is performed to understand the relative impact of the key assumptions used in our calculations.  If our estimate of expected future cash flows had been 5% lower, or there was a 1% variation in the discount rate, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

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

Consolidated Operating Results

	13 weeks Ended			26 weeks Ended
	July1,	July 3,	%	July1,	July 3,	%
	2012	2011	Change	2012	2011	Change
Revenue	$155.1	$164.3	-6%	$312.7	$329.2	-5%
Cost of sales	108.5	113.5	-4%	217.9	225.0	-3%
Gross margin	46.6	50.8	-8%	94.8	104.2	-9%
Gross margin % of sales	30.0%	30.9%		30.3%	31.7%
SG&A expense	45.4	52.0	-13%	95.6	104.3	-8%
Pension settlements	-	0.5		1.0	0.5
Restructuring	1.5	(0.2)		2.6	(0.2)
Net interest expense and other income	0.6	0.1		1.3	0.7
Loss before income taxes	(0.9)	(1.6)		(5.7)	(1.1)
Income tax expense (benefit)	0.2	(0.6)		0.5	(0.5)
Net loss	$(1.1)	$(1.0)		$(6.2)	$(0.6)

Non-GAAP net income:
Net loss	$(1.1)	$(1.0)		$(6.2)	$(0.6)
Adjustments:
Pension loss amortization	5.7	6.0		11.5	12.1
Pension settlements	-	0.5		1.0	0.5
Restructuring charges	1.5	(0.2)		2.6	(0.2)
Income tax effect of adjustments (at statutory tax rates)	(2.9)	(2.5)		(6.0)	(4.9)
Deferred tax valuation allowance	0.6	-		2.8	-

Non-GAAP net income	$3.8	$2.8		$5.7	$6.9

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:
	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Consolidated	-5%	1%	-2%	-6%	-5%	1%	-1%	-5%

At the end of 2011, approximately 60 percent of our revenues came from legacy products, which are generally transactional documents, labels, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry.  Together with the related service revenue, primarily warehousing and custom-delivery services which are often bundled with the printed products, we experienced a 10.4  percent decline in legacy products in the first half of 2012; a trend we expect to continue in the second half of the year. As of the end of the second quarter of 2012, approximately 57 percent of our revenues came from legacy products.

Our growth comes from our core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs.  Revenue from core solutions increased 3.1 percent in the first half of 2012.

The revenue decline during the quarter and first half of 2012 is primarily due to a net unit decrease in both periods.  Unit growth from core solutions was outpaced by the unit declines in legacy products in both business units.  We continued to experience rapid decline in demand for our legacy products, especially business forms, transactional documents and related services.                               .

The following table quantifies the changes in consolidated revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$93.8	-3.9%	$97.6	$191.6	-2.7%	$197.0
Labels	27.8	-2.1%	28.4	54.8	-2.8%	56.4
Services	19.7	-12.1%	22.4	38.4	-15.2%	45.3
Software	2.1	-12.5%	2.4	4.2	-4.5%	4.4
Other	11.7	-13.3%	13.5	23.7	-9.2%	26.1
	$155.1	-5.6%	$164.3	$312.7	-5.0%	$329.2

Core	$69.1	3.4%	$66.8	$135.2	3.1%	$131.1
Legacy	86.0	-11.8%	97.5	177.5	-10.4%	198.1
	$155.1	-5.6%	$164.3	$312.7	-5.0%	$329.2

Cost of Sales and Gross Margin

Cost of sales decreased primarily due to lower unit sales volume in both the second quarter and first half of 2012.   Gross margin as a percentage of revenue decreased in 2012, reflecting the impact of pricing pressures, particularly in legacy transactional forms and labels, declines in legacy product unit volume which typically had higher margins, and material cost increases.  The higher costs were partially offset by savings from implemented cost saving initiatives and ongoing restructuring activities. We are managing to the lower volume and executing on the restructuring program to reduce our cost structure.

SG&A expense

SG&A expense for 2012 was $6.6 million or 13 percent lower in the second quarter and $8.7 million or 8 percent lower on a year-to-date basis.  We are realizing significant savings from our current restructuring and cost reduction initiatives discussed below, primarily in compensation and employee-related expenses, various fees and services, travel and entertainment, and facility costs.  The savings are being offset slightly by higher incentive compensation expense in the first half of 2012.  SG&A expense for the first half of 2011 includes a $2.1 million credit from amortization of prior service credits that does not occur in 2012 due to the termination of our postretirement healthcare plan.  Except for costs associated with our pension plans, the majority of SG&A expense is allocated to our segments.  The reduction in expense is reflected in the improved operating income of our Healthcare and Business Solutions segments.

Restructuring and other exit costs

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring is a two-year program designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy products.  We have expanded our program and timeline into 2013 and also increased our anticipated savings.  When fully implemented at the end of 2013, the restructuring program is expected to result in an estimated $60 million of savings annually; approximately 80 percent in SG&A expense and the remainder in cost of sales.   Based on our progress in the first half of 2012, we expect to realize approximately $34 million of the cost savings in 2012.

We are increasing our original estimate of the total costs of the restructuring program due to planned infrastructure changes, information technology initiatives, and additional third-party assistance with developing the restructuring program .  Our current estimate of total costs is approximately $11.5 million.  Employee separation costs associated with workforce reductions total $5.5 million, all of which was recorded to restructuring expense in 2011.  Contract termination and other associated exit costs total $6.0 million, of which $2.6 million was recorded to restructuring expense in the first half of 2012.  The majority of these costs will result in cash expenditures.  Other associated exit costs include fees to a third party to assist with the program implementation, costs for the relocation of equipment and inventory, and certain costs related to implementation of an ERP system that will replace select software applications.

Certain restructuring activities are not yet identified and the associated costs are not included in our estimate at this time.  The actual costs are expected to be incurred through 2013 and may change as details of the program are identified and approved.

Taxes

Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit.  Tax expense for 2012 reflects state tax liabilities derived from a tax base other than net income and foreign taxes in Mexico.

Segment Operating Results

Since the January restructuring announcement, we spent significant time analyzing our operations, organizational structure, and portfolio of products and services.  As a result, in the second quarter of 2012, we combined the Commercial Markets, Financial Services, and Industrial business units into one consolidated business unit, Business Solutions.

We also re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocate resources.  As a result, we determined that the Company now manages and reports its businesses in the following two reportable segments:

Healthcare – The Healthcare segment serves hospitals and other providers of healthcare and related services.  The solutions portfolio is categorized under marketing communication solutions, patient information solutions, and patient identification & safety solutions.  Legacy products are dominated by clinical documents and administrative forms.

Business Solutions – The Business Solutions segment serves customers in the financial services, commercial, and  industrial markets.  The solutions portfolio is categorized under customer communication solutions, marketing communication solutions, on-demand publishing solutions, and product marking & labeling solutions.  Legacy products are dominated by traditional business documents and transactional labels.

We have revised our segment information for prior periods to conform to the current period presentation.

The following table presents Revenue and Operating Income for each of our reportable segments.  Our business units incur a portion of SG&A directly.  Each business unit also receives an allocation of SG&A expense as described in our Annual Report.  Variability in the segment’s actual revenue or the level of selling or corporate general and administrative expense to allocate can have a significant impact on segment profitability.

	13 Weeks Ended				26 Weeks Ended
	July 1,		July 3,		July 1,		July 3,
	2012	% Chg	2011		2012	% Chg	2011
Revenue
Healthcare	$54.8	-7%	$59.0		$111.8	-7%	$119.7
Business Solutions	100.3	-5%	105.3		200.9	-4%	209.5
Consolidated Revenue	$155.1	-6%	$164.3		$312.7	-5%	$329.2

		% Rev		% Rev		% Rev		% Rev
Operating Income
Healthcare	$3.7	6.8%	$3.8	6.4%	$6.3	5.6%	$8.5	7.1%
Business Solutions	2.6	2.6%	0.6	0.6%	3.3	1.6%	2.8	1.3%
Total Segments (1)	$6.3	4.1%	$4.4	2.7%	$9.6	3.1%	$11.3	3.4%

 (1) A reconciliation of segment operating income to consolidated income from operations is provided in Note 10-Segment Reporting of the Notes to the Consolidated Financial Statements.

Healthcare

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Healthcare	-7%	2%	-2%	-7%	-6%	2%	-3%	-7%

Healthcare revenue declined $7.9 million in the first half of 2012 primarily due to a net unit decrease, with the growth in core solutions offset by the decline in legacy products both for the quarter and on a year-to-date basis.   Healthcare Solutions, the segment’s technology-oriented core solutions portfolio which includes patient information, marketing and communication, and wristband solutions, grew $3.8 million or 14 percent in the first half of 2012.  This performance was driven by a 98 percent growth in our patient information solutions,  primarily from the Dialog Medical acquisition and new technology sales.  New programs implemented in our marketing and communication solutions also contributed to the growth.  We expect to see continuous growth in our Healthcare Solutions portfolio in 2012.

Revenue from legacy products decreased $10.0 million or 12.8 percent overall compared with 2011.  As more hospitals progress into stages three and four of EMR adoption, we continue to see revenue decline in our legacy products.  Revenue from clinical documents and administration forms, including related freight and storage services, decreased $6.2 million or 22 percent in the second quarter of 2012 and $11.8 million or 20 percent on a year-to-date basis.

The following table quantifies the changes in our Healthcare segment’s revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$36.0	-5.5%	$38.1	$74.6	-4.0%	$77.7
Labels	7.1	-12.3%	8.1	14.5	-9.9%	16.1
Services	6.3	-14.9%	7.4	12.2	-18.1%	14.9
Software	1.4	27.3%	1.1	2.7	28.6%	2.1
Other	4.0	-7.0%	4.3	7.8	-12.4%	8.9
	$54.8	-7.1%	$59.0	$111.8	-6.6%	$119.7

Core	$22.0	5.3%	$20.9	$43.8	5.0%	$41.7
Legacy	32.8	-13.9%	38.1	68.0	-12.8%	78.0
	$54.8	-7.1%	$59.0	$111.8	-6.6%	$119.7

Operating Income

Despite a decline in revenue, operating income of $3.7 million for the second quarter of 2012 was comparable to $3.8 million for the same period of 2011. The improved performance helped to boost the first half results to $6.3 million for 2012 as compared with $8.5 million for 2011.  While operating income is being affected by the unit decline in legacy product revenue, growth in our higher-margin technology solutions and savings from the restructuring program and other cost savings initiatives are having a positive impact on operating income.

Business Solutions

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Business Solutions	-5%	-	-	-5%	-4%	-	-	-4%

Business Solutions revenue declined $8.6 million in the first half of 2012 primarily due to a net unit decrease, with the growth in core solutions offset by the decline in legacy products both for the quarter and on a year-to-date basis.   As previously disclosed in our Annual Report, we anticipate lower revenue of approximately $18-$20 million in 2012 from one of our significant financial customers due to its major restructuring announced at the end of 2011.  However, the decline in revenue from this customer in the first half of 2012 was lower than expected with total revenue decreasing $3.2 million for the second quarter and $5.7 million for the first half of 2012.  We expect to see a more rapid decline in the last half of the year.

Revenue from core solutions increased by 2.6 percent in the second quarter and 2.2 percent on a year-to-date basis.  Customer communications and on-demand publishing increased a combined 23% in the first half of 2012, primarily due to organic growth with existing customers.  However, this growth was offset by a decline in marketing communication solutions and, in the second quarter, lower technology revenue due to a one-time sale in 2011.

We continue to see a revenue decrease in our legacy products, which for this segment primarily includes specialized print such as traditional business forms and secure documents, transactional labels such as shipping and distribution labels, and the related freight, storage, and other services.  The overall decrease in revenue from legacy products was $6.2 for the quarter and $10.6 million for the first half of 2012.  The decline in specialized print and related services primarily drove the decline as revenue decreased $4.2 million or 12 percent in the second quarter of 2012 and $8.6 million or 12 percent on a year-to-date basis.

The following table quantifies the changes in revenue in our Business Solutions segment’s revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$57.8	-2.9%	$59.5	$117.0	-1.9%	$119.3
Labels	20.7	2.0%	20.3	40.3	0.0%	40.3
Services	13.4	-10.7%	15.0	26.2	-13.8%	30.4
Software	0.7	-46.2%	1.3	1.5	-34.8%	2.3
Other	7.7	-16.3%	9.2	15.9	-7.6%	17.2
	$100.3	-4.7%	$105.3	$200.9	-4.1%	$209.5
Core	$47.1	2.6%	$45.9	$91.4	2.2%	$89.4
Legacy	53.2	-10.4%	59.4	109.5	-8.8%	120.1
	$100.3	-4.7%	$105.3	$200.9	-4.1%	$209.5

Operating Income

Despite a decline in revenue, operating income of $2.6 million for the second quarter of 2012 increased substantially over the $0.6 million for the same period of 2011. The improved performance helped to increase the first half results by 18 percent to $3.3 million for 2012 as compared with $2.8 million for 2011.  Savings from the restructuring program and other cost savings initiatives are having a positive impact on operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our discussion of liquidity also presents a financial measure that is considered non-GAAP.  Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $100 million (subject to limitations related to receivables, inventories, and letters of credit), we measure cash flow performance prior to borrowing or repayment of the credit facility.  In effect, we evaluate cash flow as the change in net debt (credit facility debt less cash and cash equivalents).

Cash Flows

Summarized Statements of Cash Flows are presented below:

	26 Weeks Ended
	July 1,	July 3,
	2012	2011

Net cash provided by operating activities	$3.2	$11.5
Net cash used in investing activities	(1.1)	(6.5)
Net cash used in financing activities	(2.9)	(5.0)
Net change in cash	$(0.8)	$-

Memo:
Add back credit facility repaid (borrowed)	0.1	1.3
Cash flow on a net debt basis	$(0.7)	$1.3

Operating activities

Net cash provided by operating activities decreased in 2012 due to higher restructuring spending and distributions from supplemental pension and deferred compensation plans.  The higher amounts resulted from retirements and workforce reductions in conjunction with our restructuring program.

Restructuring payments in 2012 totaled $3.6 million and represent cash payments for severance related to workforce reductions and fees to a third party to assist with the restructuring program implementation.  Total costs of the restructuring program are expected to be approximately $11.5 million, of which approximately 75 percent will result in cash expenditures in 2012.

We originally expected to make contributions to the Company’s qualified pension plan of approximately $27 million in 2012, and in the first half of the year have contributed $13.5 million.  Based on provisions of the highway reauthorization legislation signed into law in July, we have updated our pension funding expectations for 2012 through 2014.  We had previously expected pension contributions for 2012 through 2014 to total $112 million. With relief provided by the Moving Ahead for Progress in the 21st Century Act (MAP-21), commonly referred to as the highway bill, we expect to reduce the total by approximately $17 million, to $95 million.  Currently, we expect our contributions to total $23 million in 2012, $30 million in 2013, and $42 million in 2014.

MAP-21 provides pension plan sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans. The new legislation allows the use of a 25-year average corporate bond rate adjusted to the applicable corridor rather than a 2-year average rate as required under the prior law to calculate funding requirements. The savings expectations are preliminary estimates. The Internal Revenue Service (IRS) will determine the 25-year average rates on an annual basis and may prescribe equivalent rates for any years in the 25-year period for which segment rates determined under the regular rules are not available. MAP-21 also includes an increase in future Pension Benefit Guarantee Corporation (PBGC) premiums. We intend to provide updates to these preliminary estimates when details of the legislation are finalized.

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2012 primarily due to employees retiring and electing lump sum payments of their benefits.  Total payments made in 2012 were $2.6 million related to deferred compensation distributions and $3.2 million related to supplementary pension benefits.

Investing activities

Net cash used in investing activities consists of capital expenditures.  While capital expenditures were only $1.2 million for the first half of 2012, we still expect capital expenditures to be in the range of $9 million to $11 million for the year.     With the acquisition of Dialog Medical in 2011, we signed a note payable for $0.6 million.  The first installment of $0.3 million will be paid in the third quarter of this year.  In addition, we expect to pay an additional $0.5 million that is contingent upon the achievement of certain revenue targets by Dialog Medical over a two-year period.  The first annual payment will also be made in the third quarter of this year.

Financing activities

Net cash used by financing activities declined in 2012, primarily from the reduction in dividends paid.  Dividends of $1.5 million paid in the first quarter of 2012 will be the only payment made in the current year.  In January 2012, we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation’s statutory surplus.  Because of the 2011 decline in shareholder’s equity related to actuarial losses in our pension plan and the valuation allowance established against deferred tax assets, there is not currently a statutory surplus.

At July 1, 2012, we had $32.7 million available under our Credit Facility.  We believe that the combination of internally-generated funds, available cash, and available funds under our Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of investing in our growth initiatives aimed at transforming our product portfolio and our pension funding.  While we have taken steps to enable us to adequately fund these items and expect to end 2012 with positive net cash flow, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.

ITEM 3 – NOT APPLICABLE

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of July 1, 2012.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the second quarter of fiscal 2012, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

ITEM 1A.  Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement,
	liquidation or succession	Not applicable
3	Articles of incorporation and bylaws	Not applicable
4	Instruments defining the rights of security holders,
	including indentures	Not applicable
10	Material Contracts	Not applicable
11	Statement re: computation of per share earnings	Not applicable
15	Letter re: unaudited interim financial information	Not applicable
18	Letter re: change in accounting principles	Not applicable
19	Report furnished to security holders	Not applicable
22	Published reports regarding matters submitted
	to vote of security holders	Not applicable
23.1	Consent of Independent Registered Public Accounting Firm	Included
24	Power of attorney	Not applicable
31.1	Certification of Chief Executive Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
31.2	Certification of Chief Financial Officer pursuant to
	Section 302 of the Sarbanes-Oxley Act of 2002	Included
32	Certifications pursuant to 18 U.S.C Section 13 and 2650, as adopted
	Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Report of Independent Registered Public Accounting Firm	Included
101	The following financial information from The Standard Register
Company Quarterly Report on Form 10-Q for the quarter ended
July 1, 2012, formatted in XBRL (eXtensible Business Reporting Language):
Consolidated Statements of Income, Consolidated Statements of
Comprehensive Income, Consolidated Balance Sheets, Consolidated
	Statements of Cash Flows, and Notes to Consolidated Financial	Included
Statements

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)