Form 10-Q
period 2012-09-30
STANDARD REGISTER CO
filed 2012-11-05
CIK 93456

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 and 26 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2012
Common stock, $1.00 par value	26,156,656 shares
Class A stock, $1.00 par value	4,725,000 shares

THE STANDARD REGISTER COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
REVENUE
Products	$127,989	$135,924	$402,221	$419,769
Services	17,733	21,619	56,217	66,948
Total revenue	145,722	157,543	458,438	486,717
COST OF SALES
Products	92,840	97,363	288,139	294,687
Services	10,850	14,029	33,472	41,664
Total cost of sales	103,690	111,392	321,611	336,351
GROSS MARGIN	42,032	46,151	136,827	150,366
OPERATING EXPENSES
Selling, general and administrative	43,053	51,140	138,648	155,473
Pension settlements and postretirement plan amendment	-	(20,239)	983	(19,786)
Restructuring and other exit costs	733	112	3,345	(65)
Total operating expenses	43,786	31,013	142,976	135,622
INCOME (LOSS) FROM OPERATIONS	(1,754)	15,138	(6,149)	14,744
OTHER INCOME (EXPENSE)
Interest expense	(670)	(630)	(2,059)	(1,774)
Other income (expense)	10	60	49	558
Total other income (expense)	(660)	(570)	(2,010)	(1,216)
INCOME (LOSS) BEFORE INCOME TAXES	(2,414)	14,568	(8,159)	13,528
INCOME TAX EXPENSE (BENEFIT)	202	6,214	704	5,742
NET INCOME (LOSS)	$(2,616)	$8,354	$(8,863)	$7,786
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.09)	$0.29	$(0.30)	$0.27
Dividends per share declared for the period	$-	$0.05	$0.05	$0.15

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
NET INCOME (LOSS)	$(2,616)	$8,354	$(8,863)	$7,786
Net actuarial loss reclassification, net of $3,956 and
$8,945 deferred income tax expense in 2011	5,773	6,006	17,941	13,581
Net prior service credit reclassification, net of $10,024
and $10,998 deferred income tax benefit in 2011	-	(15,218)	-	(16,697)
Prior service credit, net of $2,015 deferred income tax
expense in 2011	-	3,059	-	3,059
Net actuarial gain (loss), net of $48 and $11 deferred
income tax expense in 2011	-	74	(392)	17
Cumulative translation adjustment	135	(136)	201	(137)
COMPREHENSIVE INCOME	$3,292	$2,139	$8,887	$7,609

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	January 1,
A S S E T S	2012	2012

CURRENT ASSETS
Cash and cash equivalents	$1,175	$1,569
Accounts receivable, less allowance for doubtful
accounts of $2,791 and $3,230	106,519	113,403
Inventories	46,752	48,822
Prepaid expense	10,051	9,058
Total current assets	164,497	172,852

PLANT AND EQUIPMENT
Land	1,900	1,919
Buildings and improvements	65,167	65,111
Machinery and equipment	183,023	186,547
Office equipment	157,766	165,017
Construction in progress	1,354	1,758
Total	409,210	420,352
Less accumulated depreciation	348,933	346,402
Total plant and equipment, net	60,277	73,950

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	6,206	7,023
Deferred tax asset	23,991	23,996
Other	5,982	8,584
Total assets	$268,409	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	January 1,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2012	2012

CURRENT LIABILITIES
Current portion of long-term debt	$2,327	$2,470
Accounts payable	31,405	32,259
Other current liabilities	45,588	48,714
Total current liabilities	79,320	83,443

LONG-TERM LIABILITIES
Long-term debt	54,158	60,149
Pension benefit obligation	212,530	236,206
Deferred compensation	3,567	5,777
Environmental liabilities	4,164	3,753
Other long-term liabilities	2,828	3,586
Total long-term liabilities	277,247	309,471

COMMITMENTS AND CONTINGENCIES - see Note 12

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000,000 shares
Issued 26,527,974 and 26,389,523 shares	26,528	26,389
Class A stock, $1.00 par value:
Authorized 9,450,000 shares
Issued - 4,725,000	4,725	4,725
Capital in excess of par value	67,178	65,307
Accumulated other comprehensive losses	(192,423)	(210,173)
Retained earnings	56,070	64,924
Treasury stock at cost:
2,021,047 and 2,014,320 shares	(50,236)	(50,225)
Total shareholders' deficit	(88,158)	(99,053)
Total liabilities and shareholders' deficit	$268,409	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	39 Weeks Ended
	September 30,	October 2,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,863)	$7,786
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	16,866	15,884
Restructuring and other exit costs	3,345	(65)
Pension and postretirement expense	16,536	(5,948)
Other	2,707	7,815
Changes in operating assets and liabilities:
Accounts receivable	7,051	12,561
Inventories	2,070	(132)
Restructuring payments	(7,550)	(1,103)
Accounts payable and accrued expenses	1,420	(57)
Pension and postretirement contributions and payments	(22,663)	(23,207)
Deferred compensation payments	(2,670)	(438)
Other assets and liabilities	1,903	3,514
Net cash provided by operating activities	10,152	16,610
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(2,441)	(12,022)
Acquisition, net of cash received	-	(4,905)
Proceeds from sale of plant and equipment	104	40
Net cash used in investing activities	(2,337)	(16,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(4,364)	5,772
Principal payments on long-term debt	(1,914)	(1,091)
Dividends paid	(1,500)	(4,380)
Other	(613)	78
Net cash (used in) provided by financing activities	(8,391)	379
Effect of exchange rate changes on cash	182	(119)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(394)	(17)
Cash and cash equivalents at beginning of period	1,569	531
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,175	$514

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease recorded for equipment	$144	$-

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

NOTE 3 – ACQUISITIONS

On July 6, 2011, we acquired 100% of the ownership interest in iMedConsent, LLC (dba Dialog Medical).  The total purchase price was $6,217 which included $626 of contingent consideration that was based upon achievement of certain revenue targets by Dialog Medical through July 6, 2013.   During 2012, we adjusted our estimate of the contingent consideration to $453, of which $299 was paid in 2012.

Pro forma financial information and other disclosures have not been presented because the acquisition is not considered material to our consolidated financial position or results of operations.

NOTE 4 – GOODWILL

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

	Healthcare	Business Solutions	Financial Services	Commercial Markets	Industrial	Total
Goodwill at January 1, 2012	$3,284	$-	$1,743	$1,296	$1,133	$7,456
Reallocation of goodwill	-	4,172	(1,743)	(1,296)	(1,133)	-
Goodwill at September 30, 2012	$3,284	$4,172	$-	$-	$-	$7,456

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

NOTE 5 – RESTRUCTURING CHARGES

All costs related to the restructuring plans below are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income.

2011 Plans

At the end of 2011, approximately 60 percent of our revenues came from legacy products, which are generally transactional documents, labels, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry.  Our growth comes from core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs.  Our Healthcare segment’s portfolio of solutions includes marketing communications, patient information, and patient identification and safety solutions. Our Business Solutions segment’s portfolio includes customer communications, marketing communications, on-demand publishing, and product marking and labeling.

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring is a two-year program designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue from our legacy products.

In 2012 we increased our original estimate of the total costs of the restructuring program due to planned infrastructure changes, information technology initiatives, and additional third-party assistance with developing the restructuring program, all of which have been approved.   Certain restructuring activities are not yet identified and the associated costs are not included in our estimate at this time.  The actual costs are expected to be incurred through 2013 and could change as details of the program are identified and approved.

Other associated exit costs primarily include our estimate of fees to a third party to assist with the program implementation, costs for the relocation of equipment and inventory, and certain costs related to implementation of an ERP system that will replace select software applications.

Components of restructuring and other exit costs consist of the following:

	Total	2012	Cumulative
	Expected	Year-To-Date	To-Date
	Costs	Expense	Expense
Employee separation costs	$5,500		$5,480
Contract termination costs	2,000	73	73
Other associated exit costs	4,000	3,231	3,231
Total	$11,500	$3,304	$8,784

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012
Employee separation costs	$5,480	$-	$(4,244)	$1,236
Other associated exit costs	-	2,074	(1,855)	219
Total	$5,480	$2,074	$(6,099)	$1,455

Completed Restructuring Plans

Restructuring and other exit costs from completed restructuring plans that are included in 2012 and 2011 primarily relate to costs that were required to be expensed as incurred and are not material.  Costs recorded in 2011 also include a reversal of previously recorded severance due to lower than expected costs.

A summary of the accrual activity is as follows:

	Balance	Accrued	Incurred	Balance
	2011	in 2012	in 2012	2012
Contract termination costs	$180	$6	$(186)	$-
Total	$180	$6	$(186)	$-

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	January 1,
	2012	2012

Accrued compensation	$15,696	$13,019
Accrued restructuring and other exit costs	1,455	5,660
Deferred revenue	6,205	5,345
Accrued non-income taxes	4,224	4,440
Deferred income taxes	2,881	2,887
Other current liabilities	15,127	17,363
Total	$45,588	$48,714

NOTE 7 – EARNINGS PER SHARE

The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
(Shares in thousands)	2012	2011	2012	2011
Weighted average shares outstanding - basic	29,232	29,080	29,182	29,035
Effect of potentially dilutive securities	-	124	-	164
Weighted average shares outstanding - diluted	29,232	29,204	29,182	29,199

Due to the net loss from continuing operations for the 13 and 39-week periods ended September 30, 2012, no outstanding options or unvested shares were included in the diluted EPS calculation because they would automatically result in anti-dilution.   No outstanding options were included in the computation of diluted EPS for the 13-week and 39-week periods ending October 2, 2011 because the exercise prices of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 8 – SHARE-BASED COMPENSATION

Total compensation expense by type of award is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011

Nonvested stock awards, service based	$138	$124	$376	$373
Nonvested stock awards, performance based	306	(9)	669	233
Stock options	268	371	960	1,041
Total compensation expense	$712	$486	$2,005	$1,647

Stock Options

The weighted-average fair value of stock options granted in 2012 was estimated at $0.91 per share, using the Black-Scholes option-pricing model.   Expense is being amortized on a straight-line basis over a 4-year vesting period.  The significant assumptions used to estimate the fair value of the options are as follows:

Risk-free interest rate	0.7%
Dividend yield	0.0%
Expected term	4 years
Expected volatility	79.3%

A summary of our stock option activity and related information for 2012 is as follows:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at January 1, 2012	3,991,139	$7.12
Granted	244,000	1.57
Exercised	-	-
Forfeited/Canceled	(601,361)	9.03

Outstanding at September 30, 2012	3,633,778	$6.44

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

A summary of our performance-based stock award activity and related information for 2012 is as follows:

	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2012	556,985	$3.89
Granted	1,062,632	1.57
Vested	(37,977)	5.82
Forfeited/Canceled	(539,020)	3.10

Nonvested at September 30, 2012	1,042,620	$1.86

Service-Based Stock Awards

The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of 3 years. A summary of our service-based stock award activity and related information for 2012 is as follows:

	Number	Weighted-Average
	of Shares	Fair Value

Nonvested at January 1, 2012	285,016	$4.22
Granted	474,421	1.57
Vested	(98,353)	4.92
Forfeited/Canceled	(53,975)	2.69

Nonvested at September 30, 2012	607,109	$2.17

NOTE 9 – PENSION PLANS

Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$5,028	$5,455	$15,098	$16,374
Expected return on plan assets	(5,625)	(5,858)	(16,876)	(17,573)
Amortization of net actuarial losses	5,773	6,070	17,331	18,212
Settlement loss	-	-	983	453
Total	$5,176	$5,667	$16,536	$17,466

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

NOTE 10 – POSTRETIREMENT HEALTHCARE BENEFITS

We terminated our postretirement healthcare plan in the third quarter of 2011 and no longer offer medical benefits to retired employees.  Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation.    In addition, the plan amendment resulted in the immediate recognition of previously unrecognized prior service credits and actuarial losses, which was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

Net periodic benefit cost for 2011includes the following components:

	13 Weeks Ended	39 Weeks Ended
	October 2, 2011	October 2, 2011
Interest cost on projected benefit obligation	$53	$161
Amortization of prior service credits	(25,242)	(27,695)
Amortization of net actuarial losses	3,892	4,120
Total	$(21,297)	$(23,414)

NOTE 11 – SEGMENT REPORTING

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

Healthcare – The Healthcare segment serves hospitals and other providers of healthcare and related services.  The solutions portfolio includes marketing communications, patient information, and patient identification & safety solutions.  Legacy products are dominated by clinical documents and administrative forms.

Business Solutions – The Business Solutions segment serves customers in the financial services, commercial, and industrial markets.  The solutions portfolio includes customer communications, marketing communications, on-demand publishing, and product marking & labeling.  Legacy products are dominated by traditional business documents and transactional labels.

We have revised our segment information for prior periods to conform to the current period presentation.

Information about our operations by reportable segment for the 13-week periods ended September 30, 2012 and    October 2, 2011 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$51,535	$94,187	$145,722
	2011	57,717	99,826	157,543
Operating income (loss)	2012	$2,222	$2,365	$4,587
	2011	3,858	1,993	5,851

Information about our operations by reportable segment for the 39-week periods ended September 30, 2012 and    October 2, 2011 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$163,348	$295,090	$458,438
	2011	177,440	309,277	486,717
Operating income (loss)	2012	$8,564	$5,650	$14,214
	2011	12,365	4,808	17,173

In addition, we are presenting revised information about our operations by reportable segment for the 13-week periods ended April 1, 2012 and April 3, 2011 as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$57,050	$100,599	$157,649
	2011	60,672	104,217	164,889
Operating income (loss)	2012	$2,568	$672	$3,240
	2011	4,683	2,187	6,870

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2012	2011	2012	2011
Segment operating income (loss)	$4,587	$5,851	$14,214	$17,173
Restructuring and other exit costs	(733)	(112)	(3,345)	65
Net pension periodic benefit cost	(5,176)	(5,667)	(16,536)	(17,466)
Unallocated portion of postretirement credit	-	15,164	-	15,164
Other unallocated	(432)	(98)	(482)	(192)
Total other income (expense)	(660)	(570)	(2,010)	(1,216)
Income (loss) before income taxes	$(2,414)	$14,568	$(8,159)	$13,528

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998.  The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”).  In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring.  In September 2010, the group entered into a new agreement creating the IWAG Group III.  The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation.  Based upon new investigations, it was also deemed probable that the level of participation by certain other PRPs would increase for costs expected to be incurred after 2010.  At this time, an agreement has not yet been reached on the final remediation approach.  We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1,213 that we currently believe is adequate to cover our portion of the total future potential costs of remediation.  We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the IWAG Group III, the length of monitoring required, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

From 1995 through 2003, the Company participated with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio.  The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”).  In 2003, General Motors Corporation (“GM”) stepped into the Company’s position under the Site Participation Agreement and in return for $270, agreed to indemnify the Company against certain future liability in connection with the Valleycrest Landfill Site.  Therefore, we did not previously record a liability for potential remediation costs.  In 2009, we were notified that in connection with GM’s bankruptcy filing, GM does not plan to continue contributions to the site, including its contractual obligation to indemnify the Company for future liability.  We believe that it is probable the Company will participate in remediation actions.  A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches.  At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach.  In addition, we have also determined that GM will likely not be required to fund their originally allocated portion of the environmental costs.  However, GM has entered into an agreement with the VLSG to fund a small portion of these costs through bankruptcy settlements.  We have an undiscounted long-term liability of $2,798 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years.  This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation.  Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

NOTE 14 – INCOME TAXES

Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit.  Tax expense for 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.

NOTE 15 – SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis includes the following sections:

●	Critical Accounting Policies and Estimates—An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

●	Results of Operations—An analysis of consolidated results of operations and segment results for the third quarter and first nine months of 2012 as compared with the same periods of 2011.

●	Liquidity and Capital Resources—An analysis of cash flows and discussion of our financial condition.

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

In addition, the following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, postretirement plan termination, restructuring charges, and deferred tax valuation allowances.  Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles.  The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.  We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making.  This presentation is similar to the manner in which our Board of Directors internally evaluates performance.

Consolidated Operating Results

	13 weeks Ended			39 weeks Ended
	September 30,	October 2,	%	September 30,	October 2,	%
	2012	2011	Change	2012	2011	Change
Revenue	$145.7	$157.5	-7%	$458.4	$486.7	-6%
Cost of sales	103.7	111.3	-7%	321.6	336.3	-4%
Gross margin	42.0	46.2	-9%	136.8	150.4	-9%
Gross margin % of sales	28.8%	29.3%		29.8%	30.9%
SG&A expense	43.0	51.2	-16%	138.6	155.5	-11%
Pension settlements and
postretirement plan amendment	-	(20.2)		1.0	(19.7)
Restructuring	0.7	0.1		3.3	(0.1)
Net interest expense and other income	0.8	0.5		2.1	1.2
Income (loss) before income taxes	(2.5)	14.6		(8.2)	13.5
Income tax expense (benefit)	0.2	6.2		0.7	5.7
Net income (loss)	$(2.7)	$8.4		$(8.9)	$7.8

Non-GAAP net income:
Net income (loss)	$(2.7)	$8.4		$(8.9)	$7.8
Adjustments:
Pension loss amortization	5.8	6.1		17.3	18.2
Pension settlements and
postretirement plan amendment	-	(20.2)		1.0	(19.7)
Restructuring	0.7	0.1		3.3	(0.1)
Income tax effect of adjustments (at statutory tax rates)	(2.5)	5.6		(8.5)	0.6
Deferred tax valuation allowance	1.2	-		4.0	-

Non-GAAP net income	$2.5	$-		$8.2	$6.8

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Consolidated	-6%	-	-1%	-7%	-5%	-	-1%	-6%

The 2012 revenue decline during the quarter and year-to-date is primarily due to a net unit decrease in both periods, driven by the decline in demand for our legacy products and related services.  As previously disclosed, we anticipate lower print and service related revenue in 2012 from a significant financial services customer due to its major restructuring announced at the end of 2011. We have revised our estimate and now expect the revenue decline to be approximately $24-$25 million, of which $8.0 million is in core solutions and the balance in legacy products.  The pace of the decline accelerated to $10.6 million in the third quarter, bringing the total decline to $16.6 million year-to-date.  Nearly all of the revenue decline for the third quarter and more than half of the year-to-date revenue decline was attributable to the loss of business from this customer.

At the end of 2011, approximately 60 percent of our revenues came from legacy products, which are generally transactional documents, labels, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry.  Together with the related service revenue, primarily warehousing and custom-delivery services which are often bundled with the printed products, we experienced a 12 percent decline in legacy products in the third quarter of 2012, 11 percent on a year-to-date basis. We expect this trend to continue for the remainder of the year.  As of the end of the third quarter of 2012, approximately 57 percent of our consolidated revenues came from legacy products.

Revenue growth comes from our core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs.  Revenue from core solutions decreased slightly in the third quarter, reducing the year-to-date growth to 2 percent.   The revenue growth in core solutions was offset by lower revenue of $3.7 million in the third quarter and $5.3 year-to-date from the significant customer discussed above.  Excluding this impact, core solutions revenue grew by 5 percent in the quarter and year-to-date.

The following table quantifies the changes in consolidated revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$85.9	-8.5%	$93.9	$277.5	-4.6%	$290.9
Labels	26.7	1.9%	26.2	$81.5	-1.3%	82.6
Services	17.8	-18.0%	21.7	$56.2	-16.1%	67.0
Software	2.4	-4.0%	2.5	$6.6	-4.3%	6.9
Other	12.9	-2.3%	13.2	$36.6	-6.9%	39.3
	$145.7	-7.5%	$157.5	$458.4	-5.8%	$486.7

Core	$63.5	-0.8%	$64.0	$198.7	1.8%	$195.1
Legacy	82.2	-12.1%	93.5	$259.7	-10.9%	291.6
	$145.7	-7.5%	$157.5	$458.4	-5.8%	$486.7

Cost of Sales and Gross Margin

Cost of sales decreased primarily due to lower unit sales volume in both the third quarter of 2012 and on a year-to-date basis.   Gross margin as a percentage of revenue decreased in 2012, reflecting the impact of pricing pressures, particularly in legacy clinical paper documents and transactional forms and labels, declines in legacy product unit volume which typically had higher margins, and material cost increases.  This impact is being partially offset by savings from implemented cost saving initiatives and ongoing restructuring activities. We are managing to the lower volume and executing on the restructuring program to reduce our cost structure.

SG&A expense

SG&A expense for 2012 was $8.2 million or 16 percent lower in the third quarter and $16.9 million or 11 percent lower on a year-to-date basis.  We are realizing significant savings from our current restructuring and cost reduction initiatives discussed below, primarily in compensation and employee-related expenses, benefits, various fees and services, travel and entertainment, and facility costs. SG&A expense for the first nine months of 2011 includes a $3.3 million credit from amortization of prior service credits that does not occur in 2012 due to the termination of our postretirement healthcare plan.  Except for costs associated with our pension plans and environmental liabilities, the majority of SG&A expense is allocated to our segments.  The reduction in expense is reflected in the operating income of our Healthcare and Business Solutions segments.

Pension settlement and postretirement plan amendment

As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $1.0 million in 2012 and $0.5 million in 2011 related to our non-qualified retirement plan.  A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year.  The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.

During the third quarter of 2011, we also terminated our postretirement healthcare plan and no longer offer medical benefits to currently retired employees. The elimination of these benefits triggered a one-time gain of $20.2 million, of which $5.1 million is included in the operating results of our segments.  Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment and eliminated the $5.1 million accumulated postretirement benefit obligation remaining on the balance sheet.  The plan amendment also resulted in a net credit of $15.1 to net postretirement benefit cost for the immediate recognition of previously unrecognized prior service credits and actuarial losses.  This credit was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

Restructuring and other exit costs

In late 2011, we developed a strategic restructuring program that was announced in January 2012.  The restructuring is a two-year program designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy products.  We expanded our program and timeline into 2013 and also increased our anticipated savings.  When fully implemented at the end of 2013, the restructuring program is expected to result in an estimated $60 million of savings annually; approximately 80 percent in SG&A expense and the remainder in cost of sales.   Based on our year-to-date progress, we expect to realize approximately $34 million of the total cost savings in 2012.

We increased our original estimate of the total costs of the restructuring program due to planned infrastructure changes, information technology initiatives, and additional third-party assistance with developing the restructuring program.  Our current estimate of total costs is approximately $11.5 million.  Employee separation costs associated with workforce reductions total $5.5 million, all of which was recorded to restructuring expense in 2011.  Contract termination and other associated exit costs total $6.0 million, of which $3.3 million was recorded to restructuring expense year-to-date in 2012.  The majority of these costs will result in cash expenditures.  Other associated exit costs include fees to a third party to assist with the program implementation, costs for the relocation of equipment and inventory, and certain costs related to implementation of an ERP system that will replace select software applications.

Certain restructuring activities are not yet identified and the associated costs are not included in our estimate at this time.  The actual costs are expected to be incurred through 2013 and may change as details of the program are identified and approved.

Taxes

Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit.  Tax expense for 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.

Segment Operating Results

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

Healthcare – The Healthcare segment serves hospitals and other providers of healthcare and related services.  The solutions portfolio includes marketing communications, patient information, and patient identification & safety solutions.  Legacy products are dominated by clinical documents and administrative forms.

Business Solutions – The Business Solutions segment serves customers in the financial services, commercial, and  industrial markets.  The solutions portfolio includes customer communication solutions, marketing communication solutions, on-demand publishing solutions, and product marking & labeling solutions.  Legacy products are dominated by traditional business documents and transactional labels.

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

	13 Weeks Ended				39 Weeks Ended
	September 30,		October 2,		September 30,		October 2,
	2012	% Chg	2011		2012	% Chg	2011
Revenue
Healthcare	$51.5	-11%	$57.7		$163.3	-8%	$177.4
Business Solutions	94.2	-6%	99.8		295.1	-5%	309.3
Consolidated Revenue	$145.7	-7%	$157.5		$458.4	-6%	$486.7

		% Rev		% Rev		% Rev		% Rev
Operating Income
Healthcare	$2.3	4.5%	$3.9	6.8%	$8.6	5.3%	$12.4	7.0%
Business Solutions	2.3	2.4%	2.0	2.0%	5.6	1.9%	4.8	1.6%
Total Segments (1)	$4.6	3.2%	$5.9	3.7%	$14.2	3.1%	$17.2	3.5%

(1) A reconciliation of segment operating income to consolidated income from operations is provided in Note 11-Segment Reporting of the Notes to the Consolidated Financial Statements.

Healthcare

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Healthcare	-8%	-	-3%	-11%	-6%	1%	-3%	-8%

Healthcare revenue declined $6.2 million in the third quarter of 2012 and $14.1 million on a year-to-date basis, primarily due to net unit decreases, with the growth in core solutions offset by the decline in legacy products both for the quarter and on a year-to-date basis.

Revenue from Healthcare Solutions, the segment’s technology-oriented core portfolio of products and services which includes patient information, marketing communications, and wristband solutions, was $15.9 million for the third quarter of 2012 and $47.0 million year-to-date.  Healthcare Solutions’ revenue increased $0.8 million or 5 percent in the third quarter of 2012 and $4.6 million or 11 percent year-to-date; the result of growth in patient information solutions offsetting declines in wristbands and marketing and communication solutions.  Patient information solutions increased $1.6 million, or 67 percent, in the quarter and $ 5.1 million, or 84 percent, year-to-date, driven by new technology sales and the acquisition of Dialog Medical.   We continue to expect  growth in our Healthcare Solutions portfolio for 2012.

Revenue from legacy products decreased $16.6 million or 15 percent year-to-date, with a higher rate of decline experienced in the third quarter.  As more hospitals progress into stages three and four of EMR adoption, we continue to see revenue decline in our legacy products.  Revenue from clinical paper documents and administration forms, including related freight and storage services, decreased $5.9 million, or 22 percent in the third quarter of 2012 and $17.8 million or 21% year-to-date.

The following table quantifies the changes in our Healthcare segment’s revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$32.6	-11.7%	$36.9	$107.2	-6.5%	$114.6
Labels	7.4	-5.1%	7.8	21.9	-8.4%	23.9
Services	5.6	-23.3%	7.3	17.8	-19.8%	22.2
Software	1.7	6.2%	1.6	4.4	18.9%	3.7
Other	4.2	2.4%	4.1	12.0	-7.7%	13.0
	$51.5	-10.7%	$57.7	$163.3	-7.9%	$177.4

Core	$22.4	1.8%	$22.0	$66.2	3.9%	$63.7
Legacy	29.1	-18.5%	35.7	97.1	-14.6%	113.7
	$51.5	-10.7%	$57.7	$163.3	-7.9%	$177.4

Operating Income

Operating income for the third quarter of 2012 and year-to-date was down compared with the same periods of 2011, primarily the result of lower units and pricing.  Operating income for both the third quarter and year-to-date periods of 2011 were favorably impacted by $1.9 million from an allocation of a portion of the gain from the termination of our postretirement healthcare plan.  Excluding the postretirement gain, operating income improved in the third quarter over the prior period.

While operating income is being affected by the unit decline in legacy product revenue, growth in our higher-margin technology solutions and savings from the restructuring program and other cost savings initiatives are having a positive impact on operating income.

Business Solutions

Revenue

The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

	Current Quarter Percent Change 2012 vs. 2011				Year-to-Date Percent Change 2012 vs. 2011
			Price &				Price &
	Units	Acquisitions	Product Mix	Total	Units	Acquisitions	Product Mix	Total

Business Solutions	-6%	-	-	-6%	-5%	-	-	-5%

Business Solutions revenue declined $5.6 million in the third quarter of 2012 and $14.2 million on a year-to-date basis, primarily due to net unit decreases from the loss of business from a significant customer. As previously disclosed, we anticipate lower print and service related revenue in 2012 from a significant financial services customer within this segment. We have revised our estimate and now expect the revenue decline to be approximately $24-$25 million, of which $8.0 million is in core solutions and the balance in legacy products.  The pace of the decline accelerated to $10.6 million in the third quarter, bringing the total decline to $16.6 million year-to-date.

Revenue from core solutions decreased by 2 percent in the third quarter, with a 1 percent increase year-to-date.  Revenue growth in core solutions was offset by lower revenue of $3.7 million in the third quarter and $5.3 year-to-date from the significant customer discussed above.  Excluding this impact, core solutions revenue grew by 7 percent in the quarter and  5 percent year-to-date.

We continue to see a revenue decrease in our legacy products, which for this segment primarily includes specialized print such as traditional business forms and secure documents, certain transactional labels such as shipping and distribution labels, and the related freight, storage, and other services.  While the overall decrease in revenue from legacy products was $4.8 million for the third quarter of 2012 and $15.4 million year-to-date, the biggest factor was lower revenue of $6.9 million in the quarter and $11.3 million year-to-date from the significant customer discussed above.

The following table quantifies the changes in revenue in our Business Solutions segment’s revenue by major categories and between core and legacy.

	Quarter			Year-to-Date
	2012	% Chg	2011	2012	% Chg	2011
Print	$53.3	-6.5%	$57.0	$170.3	-3.4%	$176.3
Labels	19.3	4.9%	18.4	59.6	1.5%	58.7
Services	12.2	-15.3%	14.4	38.4	-14.3%	44.8
Software	0.7	-22.2%	0.9	2.2	-31.3%	3.2
Other	8.7	-4.4%	9.1	24.6	-6.5%	26.3
	$94.2	-5.6%	$99.8	$295.1	-4.6%	$309.3
Core	$41.2	-1.9%	$42.0	$132.6	0.9%	$131.4
Legacy	53.0	-8.3%	57.8	162.5	-8.7%	177.9
	$94.2	-5.6%	$99.8	$295.1	-4.6%	$309.3

Operating Income

Operating income for the third quarter of 2012 and year-to-date increased compared with the same periods of 2011, despite the decline in revenue.  Operating income for both the third quarter and year-to-date periods of 2011 were favorably impacted by $3.2 million from an allocation of a portion of the gain from the termination of our postretirement healthcare plan.  Excluding the postretirement gain, operating income has improved significantly as savings from the restructuring program and other cost savings initiatives are having a positive impact.

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

Cash Flows

Overall, cash flow on a net debt basis was positive by $4.0 million in 2012.  Summarized Statements of Cash Flows are presented below:

	39 Weeks Ended
	September 30,	October 2,
	2012	2011

Net cash provided by operating activities	$10.2	$16.6
Net cash used in investing activities	(2.4)	(16.9)
Net cash (used in) provided by financing activities	(8.4)	0.4
Effect of exchange rate on changes in cash	0.2	(0.1)
Net change in cash	$(0.4)	$-

Memo:
Add back credit facility repaid (borrowed)	4.4	(5.8)
Cash flow on a net debt basis	$4.0	$(5.8)

Operating activities

Net cash provided by operating activities decreased in 2012 due to higher restructuring spending and distributions from supplemental pension and deferred compensation plans.  The higher amounts resulted from retirements and workforce reductions in conjunction with our restructuring program.

Restructuring payments in 2012 totaled $7.6 million and represent cash payments for severance related to workforce reductions and fees to a third party to assist with the restructuring program implementation.  Total costs of the restructuring program are expected to be approximately $11.5 million, of which approximately 75 percent will result in cash expenditures in 2012.

We originally expected to make contributions to the Company’s qualified pension plan of approximately $27 million in 2012, and year-to-date have contributed $18.7 million.  Based on provisions of the highway reauthorization legislation signed into law in July, we have updated our pension funding expectations for 2012 through 2014.  We had originally expected pension contributions for 2012 through 2014 to total $112 million. With relief provided by the Moving Ahead for Progress in the 21st Century Act (MAP-21), commonly referred to as the Highway Bill, we expect to reduce the total by approximately $22 million, to $90 million.  Currently, we expect our contributions to total $21 million in 2012, $27 million in 2013, and $42 million in 2014.

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

Deferred compensation balances paid to employees and payments of supplementary pension benefits were significantly higher in 2012 primarily due to employees retiring and electing lump sum payments of their benefits.  Total payments made in 2012 were $2.7 million related to deferred compensation distributions and $4.0 million related to supplementary pension benefits.

Investing activities

Net cash used in investing activities for 2012 consists of capital expenditures.  While capital expenditures were only $2.4 million for the first nine months of 2012, we still expect capital expenditures to be in the range of $7 million to $11 million for the year.

Financing activities

Net cash used by financing activities increased in 2012 as the Company made total payments of $6.3 million on the Credit Facility and capital leases.  Dividends of $1.5 million paid in the first quarter of 2012 will be the only payment made in the current year.  In January 2012, we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation’s statutory surplus.  Because of the 2011 decline in shareholder’s equity related to actuarial losses in our pension plan and the valuation allowance established against deferred tax assets, there is not currently a statutory surplus. With the acquisition of Dialog Medical in 2011, we signed a note payable for $0.6 million and expect to pay an additional $0.6 million that is contingent upon the achievement of certain revenue targets by Dialog Medical over a two-year period.  Payments of $0.5 million on these obligations were made in the third quarter of 2012.

At September 30, 2012, we had $31.3 million available under our Credit Facility.  We believe that the combination of internally-generated funds, available cash, and available funds under our Credit Facility will be sufficient to fund our operations, including pension contributions, restructuring payments, capital expenditures, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of investing in our growth initiatives aimed at transforming our product portfolio and our pension funding.  While we have taken steps to enable us to adequately fund these items and expect to end 2012 with positive net cash flow, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.

ITEM 3 – NOT APPLICABLE

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 30, 2012.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control

During the third quarter of fiscal 2012, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

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
101
The following financial information from The Standard Register Company
Quarterly Report on Form 10-Q for the quarter ended  September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language):
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

Date: November 5, 2012

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer and
Chief Financial Officer
(On behalf of the Registrant and as Chief Accounting Officer)