Form 10-K
period 2012-12-30
STANDARD REGISTER CO
filed 2013-03-08
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]  No[X]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes[  ]  No[X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No[  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No[  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.   See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
The aggregate market value of all stock held by non-affiliates of the Registrant at July 7, 2012 was approximately $7,803,407 based on a closing sales price of $0.60 per share on July 7, 2012.
At January 27, 2013, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	26,079,993 shares
Class A stock, $1.00 par value	4,725,000 shares
Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 25, 2013.

PART I
Item 1 – BUSINESS
COMPANY
The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly-traded company that began operations in 1912 in Dayton, Ohio. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR.
Standard Register is a recognized leader in the management and execution of mission-critical communications. Our mission is to be trusted by the world's leading organizations to build and protect their reputations. We use a century of industry expertise, leading technologies, and a compelling portfolio of solutions to help companies advance their reputations through expert management and flawless execution of critical communications. Many of our traditional printed documents and administrative forms are being replaced by digital technology advances. Our expertise in operational workflow and specific experience in key market segments where these products have been used, is increasingly enabling us to create new solutions and access new opportunities.
We serve our customers through a combination of field-based sales, telesales, strategic partners, and the web. Each approach is customized to meet the needs of the customer being served. Our products are distributed to end-users through the U.S. Postal Service, direct shipment to the customer, through a network of couriers, or electronically. Many of our custom-printed documents require warehousing for subsequent delivery to our customers in the quantity, time, and place of their choosing. We provide a network of distribution centers across the country that allows us to optimally service our customers. Increasingly, we are supporting the migration of print to a digital network that relies less on warehousing, but leverages the range of distribution options available. Leveraging our SMARTworks technology, customers can configure, procure, distribute, and manage both printed and electronic documents from their desktop. Warehousing and distribution services are part of the products and services offered by each segment.
SEGMENTS
We operate two business units, Healthcare and Business Solutions, which are organized based upon their customer base and the principle markets they serve. Our Business Solutions business unit was created in 2012 when we combined the Commercial Markets, Financial Services, and Industrial business units. You can read additional information related to revenues and operating profit for each reportable segment for years 2010 through 2012 in Note 16, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Healthcare
Our Healthcare segment accounted for 35.9%, 36.5%, and 37.6% of our consolidated revenues in 2012, 2011, and 2010. This segment's primary focus is on acute care providers but serves the needs of each of the following components of the healthcare market:

•	Acute Care Providers - Primarily hospitals and integrated delivery networks (IDNs) - defined as groups of healthcare providers

•	Ambulatory Care Providers - Other organizations providing healthcare such as physicians and outpatient surgery centers

•	Payors and Managed Care - Organizations that provide some portion of payment for healthcare services such as Anthem, Medicare, and HMO's - sometimes referred to as the insurance sector

•
Facilitators of Ancillary Services - Providers of ancillary healthcare services that are prescribed by providers or other non-clinical services that directly interact with patients such as laboratories and clinical staffing.

Products and Services - Our customers' success depends on delivering safe, quality patient care. Through on-going collaboration with our customers and extensive market expertise, we deliver solutions to help them accelerate performance, attract and educate patients, enhance safety, and improve quality of care. Our solutions help healthcare providers standardize documents, streamline workflow, reduce costs, improve regulatory compliance, and more effectively manage both paper and electronic health records (EHR).
Healthcare Solutions is this segment's technology-oriented portfolio of products and services which includes marketing communications, patient information, and wristbands, which is a subset of our patient identification and safety solutions.

•
Marketing communication solutions provide both print revenue and service revenue. These solutions provide cost-effective, targeted, personalized communications that enable our customers to attract patients and new professionals, communicate with physicians and benefactors, and educate patients and the community at large. Our web-based solutions allow our customers to combine static and variable text, as well as photos and graphics, to produce professional brochures, mailers, and other communications, tailored to an individual recipient.

•
Patient information solutions include software as well as the related software support and professional services. These software products help hospitals manage what is increasingly a hybrid environment of both paper and electronic health records. Included in this category is our iMedConsent solution, which assists physicians in educating and informing patients about conditions, diagnoses, and treatments.

•
Patient identification and safety solutions use labels to improve provider workflow while reducing patient harm through labels used on patient wristbands, pharmacy labels, laboratory labels, and others. Our technology gives hospitals the ability to generate labels, wristbands and documentation with barcodes, and patient photos and data, which help ensure the correct tests, treatments, and medications are matched with the correct patient. We offer laser and thermal wristbands and labels, as well as traditional patient ID and alert wristbands.

Clinical paper and administrative forms are traditional documents that include an array of forms and documents for managing patient admission, tests, treatments, and discharge. Together with related services, they account for approximately 41.0% of the Healthcare segment's revenues. As more hospitals progress into stages three and four of their adoption of EHR, demand for these products continues to decline. We have proactively organized our business structure around this change.
Market Trends and Competition - With the number of patients increasing due to population growth and aging, the focus on patient safety is intensifying. The Joint Commission redefined its patient safety goals in 2011 which include: improving patient identification, enhancing the effectiveness of communications among caregivers, and accurately and completely reconciling medications across the continuum of care. The Patient Protection and Affordable Care Act statute, passed in 2010, gives the Centers for Medicare and Medicaid Services the authority to penalize hospitals for excess readmission rates starting in federal fiscal year 2013 based on clinical outcome experience in 2012. In addition, there are “pay for performance” trends emerging within healthcare insurance whereby healthcare providers may be paid based on quality and efficiency measures instead of solely on the type of service provided. We anticipate these trends will create increased demand for our solutions.
The healthcare market continues to move to electronic health records, using fewer traditional paper documents for managing patient information and administrative functions. With enactment of the American Recovery and Reinvestment Act (ARRA), we estimate the use of paper documents will continue to decline at an annual rate of approximately 20%. The ARRA provides financial incentives through the Medicare program to encourage physicians and hospitals to adopt and use certified electronic health records in a meaningful way. Incentives for early adopters began in 2010 and extend to 2014, with a 1% penalty incurred by non-adopters beginning in 2015. The federal government has defined “meaningful use” milestones and identified investments that are eligible to receive incentive payments through 2015, with additional rules to be determined for 2016. As understanding of these complex rules builds, we anticipate hospitals will move forward with their EHR investment plans. We anticipate paper documents will remain into the foreseeable future, even at the highest stages of EHR adoption. Therefore, this trend may create additional opportunities for digital print solutions and patient information solutions that help hospitals manage both paper and electronic documentation and enhance patient engagement, which is a key component of meaningful use requirements.
Declining reimbursements, an increasing population of uninsured patients, and harsh economic conditions are placing financial pressures on hospitals and creating increased demand for solutions that reduce cost. At the same time, hospitals are in an increasingly competitive environment and are seeking to attract and retain both staff and patients, creating more opportunities for our marketing solutions.
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
Our principal competitors are primarily national companies that provide print products, including forms, patient communication, and marketing materials. Excess production capacity and price competition are prevalent with some print products. The service and technology we provide combined with our industry knowledge and breadth of product offerings enable us to compete effectively, even with forms where there is greater price sensitivity. We also face competition from companies who provide wristbands and labels. Wristbands and labels are primarily dominated by suppliers with limited offerings and no supporting technology, though technology will become increasingly important as hospitals move to electronic medical records. Competition also exists in the patient information sector. Service is an important component in competing in this sector.

While we increasingly see competition at the product level, we are moving toward more integrated solutions that include software, services, and print. Competition in this area will not come from our traditional competitors. We believe our extensive experience in healthcare and workflow solutions and the assistance we provide in organizing, managing, and migrating clinical and business forms differentiates us from our competitors.
Business Solutions
The Business Solutions segment accounted for 64.1%, 63.5%, and 62.4% of our consolidated revenues in 2012, 2011, and 2010. The Business Solutions segment primarily serves the needs of customers from the financial services, industrial, and commercial markets. These markets consist of a broad spectrum of companies which include retail banks, insurance carriers, retailers, overnight delivery carriers, business service providers, and manufacturers. Currently, one financial customer accounts for approximately 10% of this segment's revenue.
Products and Services - Our customers have needs such as customer retention, cost management, security, safety and compliance, operational efficiencies, and coordination between locations and facilities. We provide solutions that help companies ensure brand consistency, increase customer loyalty, enhance security, innovate processes, increase efficiencies, and decrease costs.
Specialized print and on-demand publishing provide both print and service revenue. Specialized print primarily includes traditional business forms and secure documents, certain transactional labels such as shipping and distribution labels, and the related services. Features offered in our print products include document security, utilizing specialized inks, unique constructions, and other proprietary security features to defeat attempts to create fraudulent copies or alterations. We also offer a national network of production locations and certified suppliers, which enables our customers to reduce inventory and distribution costs associated with pre-printed documents and to eliminate obsolete content.
Marketing communication solutions provide both print and service revenue. These solutions provide our customers with support in their messaging and sales efforts through management, production, sourcing, kitting, warehousing, and distribution of their brand materials. Our solutions create a framework for marketing leadership to drive marketing materials through their many sales and media channels while tracking and reporting on all activity and results through a variety of metrics.
Product marking and labeling solutions include functional, decorative, and in-mold labeling. We offer product marking and labeling that improves the durability of product information, brand images, and safety messages. Our color management capabilities with our decorative labels ensure a manufacturer's brand is presented consistently to consumers and can improve the appearance of products. We also offer in-mold labels that bond with the molded part and are permanent and non-removable, providing manufacturers with safety labeling, branding and decoration that lasts the life of the product.
Customer communication solutions include both print and service revenue. These solutions provide options for creating, producing, processing, printing, mailing, electronically transmitting, and fulfillment of any type of printed or electronic document. For most of our critical communications, we utilize digital technology to enable customers to vary the data printed on each page or create fully personalized kits of information. This allows our customers to provide targeted, effective messages to their customers while reducing their costs and ensuring information security.
Market Trends and Competition - The continued decline in demand for traditional printed documents and the excess capacity of many competitors in this area has led to pressure on price. Management expects that this trend will continue and is aligning our cost structure appropriately through the restructuring program announced in early 2012. For the printed document market that remains, the combination of improved digital printing devices and more sophisticated workflow software is transforming an industry once dominated by long-run offset production to one characterized by shorter, digitally-printed runs. These factors contribute to a highly competitive environment for most of our product offerings. As a result, investments in digital color management and production technologies are vital to maintaining a competitive product portfolio within the industry. Trends such as customer migration to fewer suppliers and formation of more strategic relationships create opportunities for providers who maintain an extensive portfolio of solutions. Major competitors for print products include national companies as well as regional printers and print distributors, who compete by offering shortened turnaround times.
With rapid technology changes and innovations in the areas of marketing solutions, companies are shifting away from traditional means of marketing. Organizations are managing many campaigns, across multiple channels and integrating their message. Marketers are also struggling with the amount of available resources (time, people, and money) at their disposal to execute all desired programs. The combination of these trends continues to create price pressures and reduced demand for traditional printed marketing documents and communications. However, as these providers continue to seek more customer-specific marketing materials, demand for global marketing solutions, as well as commercial and digital print, is expected to increase. We believe our strategic focus on our targeted markets and continued investment in digital technologies enables us to maintain and develop a competitive portfolio of innovative solutions. In addition, we believe our SMARTworks technology platform provides us a competitive advantage. Emerging competitors include marketing technology providers that offer solutions similar in nature to our SMARTworks platform and specialized marketing solutions providers.

In the area of labels and product marketing, the combined incentives of multiple compliance and legal requirements, a focus on consumer safety, and an increased interest in enhancing the marketing potential of industrial products are driving an increase in consumer and industrial end-use applications for labels. In addition, rising wages and regulatory costs in low-cost countries such as China are driving some U.S. manufacturers to, in some cases, move production back to North America. Based on these trends and an expected increase in the number of industrial products produced as the population grows, we expect the market for functional, decorative, and in-mold labels to exhibit steady growth in the long term. We compete by offering extensive expertise in industrial label applications and material sciences, a national footprint, and a complete printed production parts solution. However, the market is extremely competitive, and suppliers offering favorable pricing effectively compete with our offerings. Principal competitors for functional and decorative labels include both national and regional competitors.
Businesses continue to outsource non-core and communication-intensive processes. Companies are struggling to keep up with the large capital investments required in equipment, technology, and security to keep their internal communication execution engine running and up-to-date.  As a result, communication life cycle management is set to grow steadily in aggregate.  In addition, the decline of paper through multichannel media and mobile/tablet options is prevalent and companies are struggling to offset this decline with the capital investments required to meet their customer's communications expectations.  This positions Standard Register as a strategic option for both our direct customers and other partners that provide value-added communication-intensive business processes, software, and services. Our competition in this area consists of both print and technology providers on both the regional and national level.
RAW MATERIALS
We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the U.S. and Canada. Pressure-sensitive materials, carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors. Our principal suppliers are International Paper, XPEDX, Glatfelter, and Avery Dennison. We continuously ensure that we have adequate supplies to meet present and future sales objectives. We generally order from suppliers with whom we have long-standing relationships.
RESEARCH AND DEVELOPMENT
We spent $3.4 million and $4.5 million on research and development in 2012 and 2011.
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
The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998. The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”). In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring. In September 2010, the group entered into a new agreement creating the IWAG Group III. The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation. Based upon new investigations, it was also deemed probable that the level of participation by certain other PRPs would increase for costs expected to be incurred after 2010. At this time, an agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1.2 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation. We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the IWAG Group III, the length of monitoring required, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.
The Company participates with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio. The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”). A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches. At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach being considered by the U.S. Environmental Protection Agency. We have an undiscounted long-term liability of $2.6 million that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.
EMPLOYEES
At December 30, 2012, we had approximately 2,200 employees, nearly all of which were full-time employees.
AVAILABLE INFORMATION
Our internet website is www.standardregister.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports are available, without charge, on the website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission (“SEC”). You can also obtain these reports, free of charge, by contacting Investor Relations, Standard Register, Corporate Offices, P.O. Box 1167, Dayton, Ohio 45401, email: communications@standardregister.com. In addition, these reports and other information can be obtained, free of charge, at www.sec.gov. You may also read and copy materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 800-732-0330. We are not including the information contained in our website as part of, or incorporating it by reference to, this Annual Report on Form 10-K.
FORWARD-LOOKING INFORMATION
This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events. Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

•	decline in legacy products and services

•	adoption of electronic health records

•	expansion in core solutions

•	future pension funding requirements and amortization of actuarial gains and losses

•	investing in our employees

•	2013 priorities

•	future financial condition, revenue trends, and cash flows

•	projected costs or cost savings related to our 2011 restructuring plan

•	ability to realize deferred tax assets

•	2013 capital expenditures

•	business strategy
Because forward-looking statements deal with future events, actual results for fiscal year 2013 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to:

•	our access to capital for expanding in core solutions

•	the pace at which digital technologies and EHR adoption erode the demand for certain products and services

•	the success of our plans to deal with the threats and opportunities brought by digital technology and EHR adoption

•	results of cost-containment strategies and restructuring programs

•	our ability to attract and retain key personnel

•	variation in demand and acceptance of the Company's products and services

•	frequency, magnitude, and timing of paper and other raw material price changes

•	timing of the completion and integration of acquisitions

•	general business and economic conditions beyond our control

•	consequences of competitive factors in the marketplace including the ability to attract and retain customers.
These forward-looking statements are based on current expectations and estimates. We cannot assure that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.
Item 1A – RISK FACTORS
Not applicable

Item 1B – UNRESOLVED STAFF COMMENTS
Not applicable
Item 2 – PROPERTIES
Our corporate office is an owned facility located in Dayton, Ohio.  As of December 30, 2012, we lease or own 26 production facilities and operate 15 warehouses, the majority of which are combined with our production facilities.  All facilities are located in the U.S., with the exception of one production facility located in Mexico. More than half of our products are produced in our production facilities; other products are primarily sourced from one of the Company’s preferred suppliers.  Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.
Item 3 – LEGAL PROCEEDINGS
We have no material claims or litigation pending against us.
Item 4 – MINE SAFETY DISCLOSURES
Not applicable
PART II

Item 5 – MARKET FOR THE STANDARD REGISTER COMPANY'S COMMON STOCK, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES
Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2012
Quarter	Dividend	High	Low
1st	$0.05	$2.60	$1.14
2nd	$—	$1.38	$0.50
3rd	$—	$1.19	$0.59
4th	$—	$0.75	$0.50

2011
Quarter	Dividend	High	Low
1st	$0.05	$3.61	$2.92
2nd	$0.05	$3.58	$3.01
3rd	$0.05	$3.20	$2.46
4th	$0.05	$2.74	$2.26
Approximate Number of Holders of Common Stock - On January 27, 2013, there were 2,039 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 16 holders of Class A stock.
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
There were no repurchases of our common stock during the fourth quarter of 2012.  Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA (Dollars in thousands, except per share amounts)

	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Revenue	$601,988	$648,109	$668,377	$694,016	$791,076
Cost of sales	421,586	449,940	458,569	478,367	540,180
Gross margin	180,402	198,169	209,808	215,649	250,896
Operating expenses	186,290	192,338	205,913	240,884	234,131
Interest expense	2,689	2,466	2,189	1,197	2,220
Investment and other income (expense)	39	632	(333)	390	285
Income tax expense (benefit)	534	91,695	1,005	(10,678)	7,942
Net (loss) income	$(9,072)	$(87,698)	$368	$(15,364)	$6,888

DILUTED PER SHARE DATA
Net (loss) income	$(0.31)	$(3.02)	$0.01	$(0.53)	$0.24
Dividends paid	$0.05	$0.20	$0.20	$0.38	$0.92
Book value per share	$(4.34)	$(3.40)	$2.07	$2.06	$1.92

FINANCIAL POSITION
Current ratio	2.1 to 1	2.1 to 1	2.4 to 1	1.6 to 1	2.2 to 1
Working capital	$84,222	$89,409	$109,238	$73,071	$106,613
Plant and equipment	$58,923	$73,950	$74,149	$85,740	$102,071
Total assets	$259,904	$293,861	$384,787	$396,952	$433,575
Long-term debt (a)	$49,159	$60,149	$42,926	$—	$33,840
Shareholders' (deficit) equity	$(126,860)	$(99,053)	$59,804	$59,385	$55,167

OTHER DATA
Number of shares
outstanding at year-end	29,231,927	29,100,203	28,955,247	28,864,151	28,786,354
Number of employees	2,200	2,700	2,600	2,900	3,100
Capital expenditures	$5,972	$14,186	$8,403	$8,844	$17,330

(a) Reflects all debt as current in 2009.

Item 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)

This Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Forward-Looking Information” in Item 1 of this Annual Report on Form 10-K and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
This Management's Discussion and Analysis includes the following sections:

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

References to 2012, 2011, and 2010 refer to the 52-week periods ended December 30, 2012, January 1, 2012, and January 2, 2011.

OVERVIEW
The Company – We are trusted by the world's leading organizations to help build and advance their reputations through expert management and flawless execution of critical communications. We are building a portfolio of solutions to address the changing business landscape for our primary markets, as we help companies migrate from paper-based to digital processes through innovative tools to manage the entire lifecycle of their documents from concept to delivery.
The Company is now in its fourth year of its evolution from a product-focused company to a market-focused innovator. While performance improvement over the past three years had been evident, management entered 2012 knowing it needed to accelerate the turnaround. Therefore, in January of 2012, the Company announced a major restructuring and workforce reduction to accelerate the Company's transition, reduce costs, and align resources around core solutions. As a direct result of these measures, as well as the growing success of our technology-oriented solutions, we saw our financial performance improve during the year.
Our Business Challenges – Advances in on-demand technologies have accelerated the adoption of electronic distribution of documents and digital printing, therefore reducing the market for longer-run traditional business forms, a legacy product offering of the Company.  In addition, the downturn in the economy and turmoil in the credit markets in recent years have created highly competitive conditions in an already over-supplied, price-competitive industry.  Macro-trends are affecting our traditional printing business, but we have maintained strong customer relationships. We are taking substantial measures to transform our Company to be leaders in our primary markets and believe our success is dependent upon continuing to address the following challenges:
•Transformation of our portfolio of solutions
•Future pension funding requirements and amortization of actuarial gains and losses
•Generating positive cash flow

Transformation of our portfolio of solutions – Traditional business documents and information-driven processes are essential in order to conduct business. However, many printed documents and related services are being replaced or commoditized by advances in digital technologies, causing significant price pressures and steady declines in demand for a large portion of our legacy product line. The same digital advances also introduce new opportunities with significant growth potential for us, such as on-demand publishing and solutions that assist customers in their transition to digital business environments. These growth opportunities are particularly enhanced due to our extensive history and experience.
At the end of 2008, we began the process of evolving into a market-focused innovator, beginning the transformation from a product-driven company to one focused on providing and developing new solutions for growth and durability for the key markets we serve. Key to the transformation was our 2011 investment in new digital color equipment and technology. The investment supports our strategy for growth in core marketing solutions by helping our customers manage their brand through effective color execution and increased security and efficiency in their critical communications.
Optimization of our manufacturing footprint and implementation of new workflow and print technology in our Print On Demand Centers were important steps operationally. We transformed five of our regional print centers into "super centers," equipping each with high-speed, high-quality color printing, and in-line finishing and bindery capabilities. In addition, the regional centers and our three largest satellite facilities were upgraded with the latest high-speed, monochrome printing equipment as well as wide-format printers. Advances in production were complemented by new digital workflow technology, which was rolled out across our entire digital print network. The software allows web-based orders to move from customer desktops through the production process with minimal intervention. It automatically routes orders to the print center most convenient to the customer, which dramatically improves fulfillment times and reduces freight costs for the customer.
We also made strategic acquisitions. In 2010, we purchased the assets of Fusion Graphics, Inc., consisting of patented in-mold label products and intellectual property, including the Grafilm In-Mold Labeling System. The acquisition allows us to serve a much broader group of customers worldwide and continue to develop new products for our industrial customers. In 2011, we acquired Dialog Medical, a company that provides solutions for managing the patient informed consent process. The acquisition strengthens and broadens our leadership in the healthcare market, complements our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market.
As a result of these investments, we expect to be able to grow and develop innovative solutions, specifically in the areas of patient identification and safety solutions, secure document solutions, marketing and customer communication solutions, and in-mold labeling. These solutions address important business needs and better position us for future growth. We believe our extensive expertise within our markets combined with our continued focus on targeted solutions for those markets will differentiate us from our competitors and will continue to produce growth opportunities outside of our legacy solutions.
As demand for legacy transactional print products declines, the expansion of our market share in our core solutions will be a key factor to our success.
Future pension funding and loss amortization – During 2001, 2002, and most recently in 2008 and 2011, our qualified pension plan became underfunded due to weak stock market returns and historically low long-term interest rates. The amortization of these actuarial losses has resulted in significant pension loss amortization in recent years - $23.1 million in 2012, $24.3 million in 2011, and $18.7 million in 2010. We expect this trend to continue and that pension loss amortization will continue to materially impact our operating profit in future years. Based upon current estimates, we project pension loss amortization to be $27.6 million in 2013. Due to the high degree of variability and uncertainty regarding the assumptions used to determine these amounts, actual results could differ significantly from those expected.
The Pension Protection Act of 2006 became effective in 2008 and increased the minimum funding requirements for our qualified pension plan. In response to the weak economic conditions, the Pension Relief Act of 2010 (PRA) was passed in 2010. The PRA provided funding relief specifically for plan years 2008 - 2011 by allowing plan sponsors to stretch out funding over a longer period of time for two of those years. Funding relief was also provided by the Moving Ahead for Progress in the 21st Century Act (MAP-21), commonly referred to as the Highway Bill. MAP-21 provides pension plan sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans. The new legislation allows the use of a 25-year average corporate bond rate adjusted to the applicable corridor rather than a 2-year average rate as required under the prior law to calculate funding requirements. The Internal Revenue Service (IRS) will determine the 25-year average rates on an annual basis and may prescribe equivalent rates for any years in the 25-year period for which segment rates determined under the regular rules are not available.
Based upon the new requirements and current estimates, our minimum funding requirement will be $26.8 million in 2013 and $36.4 million in 2014. We made $2.0 million of excess contributions in 2012 that will be applied to meet our 2013 funding requirement. Our estimates of minimum funding requirements are also dependent upon investment return and interest rate assumptions that have a high degree of variability and uncertainty, as evidenced in the recent economic climate. Unexpected gains or losses in asset values or changes in factors affecting interest rates could materially impact the actual required contributions.

Although benefits under the majority of our pension plans have been frozen, settlement of our pension obligations will still present uncertainty and variability in our financial results in future years, with the ultimate outcome determined by actual asset performance in our qualified plan, interest rates, and the level of our pension contributions.
Generating positive cash flow – Transforming our product portfolio and funding our pension plan creates additional challenges related to generating and maintaining positive cash flow due to the significant cash investments required. Pricing pressures in our legacy product line as these products are further commoditized create additional pressures on cash. Our core solutions generally generate higher profit margins; therefore, our continued shift from legacy to core solutions will help offset these pressures. We continue to undertake aggressive actions to accelerate our transition, reduce costs, and align resources around our core solutions business. Significant restructuring actions have been implemented to improve our cost structure, most recently in 2012. The restructuring plan is expected to reduce costs by approximately $60 million annually, when fully implemented, and allow us to continue to maintain sufficient liquidity and capital resources to fund near-term operations and growth initiatives. Additionally, due to the lack of a statutory surplus required under Ohio law, we suspended our dividend, which results in the retention of approximately $6 million of capital annually.
Our Focus –  Building on our success in 2012, our 2013 priorities continue to center around our customers and operational and profit improvement. Our focus remains on acquiring new customers, defending and expanding current business, and optimizing our cost structure.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our financial statements and accounting for the underlying transactions, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements. Preparation of our financial statements requires us to make estimates and assumptions that could have a material effect on the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available, and actual results may differ significantly from those estimates.
We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management's judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions could be material to our financial condition or results of operations. The impact and any associated risks related to these estimates are described throughout this discussion and analysis where such estimates affect reported and expected financial results. The impact of changes in the estimates and assumptions discussed below for the pension plan, goodwill, and deferred taxes generally do not affect segment results.
For a detailed discussion of the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements. Management has discussed the development and selection of these critical accounting policies and the related disclosures with the Audit Committee of the Board of Directors.
Pension Benefit Plan Assumptions
Included in our financial statements are significant pension obligations and benefit costs which are measured using actuarial valuations. The use of actuarial models requires us to make certain assumptions concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate and the expected long-term rate of return on plan assets. In addition, the actuarial calculation includes subjective factors, such as withdrawal and mortality rates, to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences can have a significant impact on the amount of pension obligations and benefit expense recorded in future periods. We periodically review the assumptions used to account for our pension benefit plans.
Discount rate - One of the principal components of calculating the projected benefit obligation is the assumed discount rate, which is the assumed rate at which future pension benefits could be effectively settled. The discount rate established at year end for the benefit obligations is also used in the calculation of the interest component of benefit cost for the following year. Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due. At December 30, 2012, we used a 3.65 percent discount rate, which compares to 4.25 percent at the end of 2011.
A future increase in the discount rate would decrease the pension obligations, thus changing the funded status of our pension plans. To illustrate the sensitivity of pension liabilities to changes in the discount rate, holding all other assumptions constant, a one percent increase in the discount rate applied to our qualified pension plan would reduce the liability by approximately $43.9 million, and in turn improve the funding status of the plan. Conversely, a one percent decrease in the discount rate applied to our qualified pension plan would increase the liability by approximately $51.8 million, increasing the under-funded status of the plan.

Expected long-term rate of return on plan assets - One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets. The required use of an expected long-term rate of return on plan assets can result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term rate of return is designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees. Our qualified defined benefit pension plan's assets are invested in a broadly- diversified portfolio consisting primarily of publicly-traded common stocks, commingled debt and equity funds, and various hedge funds. We use long-term historical actual return experience and estimates of future long-term investment return, with consideration to the expected investment mix of the plan's assets, to develop our expected rate of return assumption used in the net periodic pension cost calculation. Differences between actual and expected returns are recognized in the pension cost calculation over five years using a five-year, market-related asset value method of amortization. The amortization of these differences has, and will continue to have, a significant effect on net periodic pension cost.
For 2012 and 2011, we used an 8.0 percent expected long-term rate of return, which is lower than the 8.75 percent used in 2010. A future decrease in the expected long-term rate of return would increase net periodic pension cost for the period and vice versa. To illustrate the sensitivity of pension expense to changes in the long-term rate of return, holding all other assumptions constant, a one percent decrease in the rate would increase pension expense by approximately $2.6 million.
Our non-qualified pension benefit plans are unfunded plans and have no plan assets. Therefore, the expected long-term rate of return on plan assets is not a factor in accounting for these benefit plans.
Mortality rates - One of the assumptions made in the calculation of the projected benefit obligation is an estimate of mortality rates for the population of pension participants. Our actuaries use mortality tables, which include death rates for each age, in estimating the amount of pension benefits that will become payable. We use the RP-2000 Mortality Table to determine benefit obligations and to determine pension benefit cost.
Goodwill
Goodwill resulting from a business combination is not subject to amortization. We perform an annual impairment test of goodwill for all our reporting units in the second quarter or more frequently if events or circumstances indicate a potential impairment. The annual impairment test is a two-step process.
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
To determine fair value for each reporting unit, we follow an income approach utilizing a discounted cash flow methodology. This approach requires us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Though we believe our assumptions are reasonable, actual results could be different from those assumed in our forecasts. Key assumptions used in our fair value calculations include:

•
Revenue and cost assumptions: We use our internal forecasts to estimate future cash flows which are based on both historical information and our most recent view of the long-term outlook for each reporting unit derived from the Company's current strategic plan. We calculate multiple outcomes which are weighted to arrive at an overall projected cash flow.

•	Discount rate determination: We use an industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.
As an alternative, we are permitted to first use a qualitative approach to test goodwill for impairment if certain conditions are met. However, we determined that it was not appropriate to use this approach for the current year due to continuing changes in our business, current restructuring activities, and recent changes to our reporting units. Therefore, the test was performed using the two-step approach described above.
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
We review the potential future tax benefits of all deferred tax assets on an ongoing basis. At December 30, 2012, we had net deferred tax assets of $163.7 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and to operating loss and tax credit carryforwards.
The Company evaluates all positive and negative evidence regarding the potential realization of the Company's deferred tax assets when determining whether a valuation allowance is necessary. Based on cumulative losses in recent years, (defined as the current and two preceding years) and recent actuarial pension losses, a valuation allowance is maintained against the entire U.S. net deferred tax asset except for $21.1 million related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized without the need for future taxable income. Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets. The amount of our deferred tax assets considered realizable; however, could change if our estimates of business results or future taxable income change.
We also have a Canadian capital loss carryforward that has an indefinite carryforward period. A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.
We base our estimate of deferred tax assets and liabilities on current tax laws and rates. Since the effect of a change in tax rates is recognized in earnings in the period when the changes are enacted, changes in existing tax laws or rates could affect actual tax results and the valuation of deferred tax assets over time. As the economic recovery continues to be sluggish and as issues of debt reduction, global competitiveness, and job creation dominate the national discussion, there is pressure for Congress to lower the corporate rate. If enacted, the effect of a change in corporate tax rates on our tax expense and deferred taxes would be dependent on the amount of our tax valuation allowance at that time.
Share-Based Compensation
The amount of share-based compensation expense recognized for our performance-based stock awards requires us, among other things, to evaluate the probability of achieving performance goals and assess the level of goal achievement each reporting period. While the assumptions used to calculate compensation expense recognized for these awards represent our best estimate at that time, these estimates involve inherent uncertainties and the application of judgment. If performance targets are not achieved, all, or a portion, of the shares awarded are forfeited and the related compensation expense is reversed.
The final amount of compensation expense recorded for these types of awards is currently dependent on management's estimate of the Company's financial performance over a period of time, which could vary from actual results achieved. Compensation expense could vary based on changes in our expectations and the actual level of achievement of the performance goals.
Environmental Remediation
We are currently involved in the remediation of two environmental sites that are more fully described in Note 17 to our Consolidated Financial Statements. In accordance with accounting standards for environmental liabilities, we have recorded an estimate of the total costs to remediate these sites. However, due to the lengthy nature in settling environmental obligations and the fact that final remedies have not been agreed upon, determining total costs requires the use of significant judgment and estimates. Areas requiring the most significant judgments and estimates include the extent and timing of final remediation actions and the estimation of our share of the final remedy. Due to the complexity of environmental issues, monitoring costs can extend for many years. We must also estimate all costs related to the final remedy, which frequently involves complex procedures that can vary significantly from original plans depending on actual conditions encountered on the site. Until final remediation approaches are approved and final agreements are reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimates; however, we are unable to determine the impact at this time.
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
We also enter into arrangements with customers that contain multiple elements or deliverables such as custom-printed products, warehousing services, and custom-delivery services. For these types of arrangements, we are required to use a hierarchy to allocate the total consideration to each element in the arrangement. The hierarchy requires the use of VSOE, third-party evidence of selling price (TPE), or best estimate of selling price (BESP). VSOE represents the price of the deliverable when sold on a stand-alone basis, while TPE represents the price that outside vendors charge on a stand-alone basis. BESP is management's best estimate of the selling price on a stand-alone basis using available internal and external data and should be used only when VSOE or TPE cannot be established.
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

Consolidated Results

The following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, postretirement plan termination, restructuring charges, and adjustments to the deferred tax valuation allowance. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making. This presentation is similar to the manner in which our Board of Directors internally evaluates performance.

The following table reconciles our net (loss) income to net income presented on a non-GAAP basis.

	2012	% Change	2011	% Change	2010
Revenue	$602.0	(7)%	$648.1	(3)%	$668.4
Cost of sales	421.6	(6)%	449.9	(2)%	458.6
Gross margin	180.4	(9)%	198.2	(6)%	209.8
Gross margin % of sales	30.0%		30.6%		31.4%
SG&A expense	180.7	(13)%	206.9	2%	203.8
Pension settlements and postretirement
plan termination	1.3		(19.7)		0.4
Restructuring	4.3		5.2		1.7
Other expense, net	2.7		1.8		2.5
(Loss) income before taxes	(8.6)		4.0		1.4
Income tax expense	0.5		91.7		1.0
% rate	(6.3)%		2,294.0%		73.2%
Net (loss) income	$(9.1)		$(87.7)		$0.4

Non-GAAP net income:
Net (loss) income	$(9.1)		$(87.7)		$0.4
Adjustments:
Deferred tax valuation	3.9		89.5		—
Pension loss amortization	23.1		24.3		18.7
Pension settlements and postretirement
plan termination	1.3		(19.7)		0.4
Restructuring and asset impairment (1)	4.3		5.2		2.3
Tax effect of adjustments (at statutory tax rates)	(11.3)		(3.9)		(8.6)
Non-GAAP net income	$12.2		$7.7		$13.2

(1) Includes impairment recorded in other income in 2010

Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

Percent Change 2012 vs. 2011				Percent Change 2011 vs. 2010
Units	Acquisitions	Price & Product Mix	Total	Units	Acquisitions	Price & Product Mix	Total
(6)%	—	(1)%	(7)%	(4)%	—	1%	(3)%

The 2012 revenue decline is primarily due to the net unit decrease, driven by the decline in demand for our legacy products and related services. As previously disclosed, we anticipated lower print and service related revenue in 2012 from a significant financial customer due to its major restructuring announced at the end of 2011. The pace of the decline accelerated in the last half of the year, bringing the total decline to $24.2 million for 2012, of which $17.6 million was in legacy products and services and the balance in core solutions. We anticipate lower revenue of approximately $18-20 million from this customer in 2013.
At the end of 2011, approximately 60 percent of our revenues came from legacy products, which are generally transactional documents and labels, clinical forms, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry. Together with the related service revenue, primarily warehousing and custom-delivery services which are often bundled with the printed products, we experienced a 12 percent revenue decline from legacy products in 2012. We expect this trend will continue in 2013.

Revenue growth comes from our core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs. However, the revenue growth in core solutions was also impacted by lower core revenue of $6.6 million from the significant customer discussed above. Excluding this impact, core solutions revenue grew by 2.3 percent in 2012.
In 2011, we focused on transforming our product portfolios and launching new solutions. As the recovery in the economy has been slow, customers continued to focus on cost containment, resulting in pressure on price. Additionally, cost reduction initiatives implemented by our customers and the continued proliferation of technology drove declines in the use of certain legacy print products, as technology was utilized to reduce or eliminate the need for printed products. These conditions led to accelerated rates of decline in our legacy products, particularly during the last half of 2011. As a result, overall declines in revenue in legacy print products offset progress made in our core solutions.  The acquisition of new customers, expansion of new business with existing customers, and an upward trend in order levels drove improvement in our unit sales during 2011.  However, due to continued pressures on legacy print products, overall units declined.

The following table quantifies the changes in consolidated revenue by major categories and between core and legacy.

	2012	% Chg	2011	% Chg	2010
Print	$366.1	(6.5)%	$391.5	(3.9)%	$407.5
Labels	105.7	(2.6)%	108.5	3.8%	104.5
Software	8.9	(6.3)%	9.5	(8.7)%	10.4
Services	73.2	(16.3)%	87.5	(8.0)%	95.1
Other	48.1	(5.9)%	51.1	0.4%	50.9
	$602.0	(7.1)%	$648.1	(3.0)%	$668.4
Core	$260.9	(0.2)%	$261.4	5.6%	$247.6
Legacy	341.1	(11.8)%	386.7	(8.1)%	420.8
	$602.0	(7.1)%	$648.1	(3.0)%	$668.4

Cost of Sales and Gross Margin
Cost of sales decreased in 2012, primarily due to lower unit sales volume. Gross margin as a percentage of revenue decreased in 2012, reflecting the impact of pricing pressures, particularly in legacy clinical paper documents and transactional forms and labels, declines in certain legacy product unit volume that had higher margins, and material cost increases. This impact is being partially offset by savings from implemented cost saving initiatives and ongoing restructuring activities. We are managing to the lower volume and executing on the restructuring program to reduce our cost structure.
In 2011, the decrease in cost of sales was also primarily due to lower unit sales volume. These decreases were offset partially by increases in price resulting from higher material costs, increased costs associated with newly-acquired customers, and unabsorbed costs due to lower sales volume. We realized savings from previously implemented cost reduction initiatives, which partially offset these increases. As a result, the gross margin percentage declined slightly as compared with 2010.
Selling, General and Administrative Expense
SG&A expense in 2012 declined significantly from 2011 and 2010 levels. SG&A expense for 2012 was $26.2 million, or 13 percent lower than 2011. We are realizing significant savings from our current restructuring and cost reduction initiatives discussed below, primarily in compensation and employee-related expenses, benefits, various fees and services, travel and entertainment, and facility costs. SG&A expense includes a credit of $3.3 million in 2011 and $4.6 million in 2010 from amortization of prior service credits that does not occur in 2012 due to the termination of our postretirement healthcare plan. Except for costs associated with our pension plans and environmental liabilities, the majority of SG&A expense is allocated to our segments. This reduction in expense is reflected in the operating income of our Healthcare and Business Solutions segments.
Amortization of pension actuarial losses increased to $23.1 million in 2012 and $24.3 million in 2011 over $18.7 million in 2010 due to significant actuarial losses recorded in recent years that are required to be amortized in future periods. Based upon current estimates of funding, asset performance, and interest rates, we project pension loss amortization to increase to $27.6 million in 2013.

We currently participate in the remediation of two environmental sites for which final remedies have not yet been determined. Total environmental costs included in SG&A expense were $0.4 million, $0.2 million, and ($0.8) million in 2012, 2011, and 2010. The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998. The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”), and as a result of arbitration, in September 2010, the group entered into a new agreement creating the IWAG Group III. The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our obligation.
Pension settlements and postretirement plan termination
As a result of associates retiring and electing a lump-sum payment of their pension benefit, we recorded non-cash settlement charges of $1.3 million, $0.5 million, and $0.4 million in 2012, 2011, and 2010 related to our non-qualified retirement plan. A pension settlement charge is recorded when the total lump sum payments for a year exceed total service and interest costs recognized for that year. The settlement charge recognizes a pro-rata portion of the unrecognized actuarial losses at the date of the settlement.
In 2011, we also terminated our postretirement healthcare plan and no longer offer medical benefits to currently retired employees. The elimination of these benefits triggered a one-time gain of $20.2 million, of which $5.1 million is included in the operating results of our segments. Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment and eliminated the $5.1 million accumulated postretirement benefit obligation remaining on the balance sheet. The plan amendment also resulted in a net credit of $15.1 million to net postretirement benefit cost for the immediate recognition of previously unrecognized prior service credits and actuarial losses. This credit was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.
Restructuring and Other Exit Costs
The Company has undertaken cost reduction initiatives and restructuring actions as part of ongoing efforts to improve efficiencies, reduce costs, and maintain a strong financial condition. We recorded $4.3 million, $5.2 million, and $1.7 million of restructuring and other exit costs in 2012, 2011, and 2010 related to these initiatives. We intend to continue to critically evaluate operations and costs and may initiate additional cost-reducing initiatives or restructurings in the future.
2011 Plans
In late 2011, we developed a strategic restructuring program that was announced in January 2012. The restructuring is a two-year program designed to better align our resources in support of our growing core solutions business and to reduce costs to offset the impact of declining revenue in our legacy products. We expanded our program into 2013 and also increased our anticipated savings from our projections at the end of 2011. When fully implemented at the end of 2013, the restructuring program is expected to result in an estimated $60 million of savings annually; of which $40 million was realized in 2012. Approximately 80 percent of the savings will be in SG&A expense and the remainder in cost of sales.
We also increased our original estimate of the total costs of the restructuring program due to planned infrastructure changes, information technology initiatives, and additional third-party assistance with developing the restructuring program. Our current estimate of total costs is approximately $10 million, the majority of which will result in cash expenditures. Employee separation costs associated with workforce reductions total $6.2 million. Contract termination and other associated exit costs total $3.8 million. Other associated exit costs include fees to a third party to assist with the program implementation, costs for the relocation of equipment and inventory, and certain costs related to implementation of an ERP system that will replace select software applications. All but $0.3 million of the costs have already been recorded to restructuring expense.
Completed Restructuring Plans
Restructuring and other exit costs also include costs from completed restructuring plans. In 2009, we launched a company-wide review of business practices and growth acceleration opportunities designed around the priorities of client satisfaction, cost reduction, and increased market coverage. As a result, we implemented a restructuring plan and numerous organizational improvements to simplify business, move closer to the customer, grow revenue, and improve overall efficiency of our business.
Restructuring costs included severance related to workforce reductions, contract termination and other exit costs from the strategic closure of production and distribution facilities and the subsequent relocation of equipment and inventory, and fees to the third-party that assisted with the development and implementation of the plan. We do not expect any additional costs related to these plans.

Income Taxes
A summarized reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	(34.1)	2,238.6	(19.8)
Other	(7.2)	20.4	58.0
Effective tax rate	(6.3)%	2,294.0%	73.2%
The effective tax rate for 2011 was significantly impacted by an adjustment to establish a valuation allowance against substantially all of our net deferred tax assets except for approximately $21 million related to the pension liability.  After evaluating all positive and negative evidence regarding the potential realization of our deferred tax assets, we concluded that a valuation allowance is necessary primarily based on cumulative losses in recent years and current year actuarial pension losses.  Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit in 2012. Tax expense for 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
Segment Operating Results
Management evaluates the results of its segments on the basis of operating income and excludes items listed in the reconciliation in Note 16 - Segment Reporting of the Notes to Financial Statements. This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. A complete description of our reportable segments is included in Item 1, “Business.”
Since the January 2012 restructuring announcement, we analyzed our operations, organizational structure, and portfolio of products and services and, as a result, we combined the Commercial Markets, Financial Services, and Industrial business units into one consolidated business unit, Business Solutions.
We re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources. As a result, we determined that the Company now manages and reports its businesses in the following two reportable segments:
Healthcare - The Healthcare segment serves hospitals and other providers of healthcare and related services. The solutions portfolio includes marketing services, patient information solutions, and patient identification & safety solutions. Legacy products are dominated by clinical documents and administrative forms.
Business Solutions - The Business Solutions segment serves customers in the financial services, commercial, and industrial markets. The solutions portfolio includes customer communications, marketing services, on-demand publishing, and product marking & labeling. Legacy products are dominated by traditional business documents and transactional labels.
We have revised our segment information for prior periods to conform to the current period presentation.
Components of Segment Operating Income
Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable business unit's cost of sales. Our business units incur a portion of selling, general and administrative expense directly. Each business unit also receives an allocation of SG&A expense as follows:

•
Each business unit has its own sales regions. Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit. We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

•	Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit's budgeted revenue as a percentage of actual consolidated revenue.

•	General and administrative expense of our remaining shared-services is allocated based on a percentage of actual revenue.
Variability in the segment's actual revenue or the level of selling or corporate SG&A expense to allocate can have a significant impact on segment profitability.

Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments.

	2012	% Chg	2011	% Chg	2010
Revenue
Healthcare	$215.9	(9)%	$236.8	(6)%	$251.0
Business Solutions	386.1	(6)%	411.3	(1)%	417.4
Consolidated Revenue	$602.0	(7)%	$648.1	(3)%	$668.4

		% Rev		% Rev		% Rev
Operating Income
Healthcare	$12.7	5.9%	$14.5	6.1%	$19.6	7.8%
Business Solutions	8.1	2.1%	3.5	0.9%	3.6	0.9%
Segment Operating Income (1)	$20.8	3.5%	$18.0	2.8%	$23.2	3.5%

(1) A reconciliation of segment operating income to consolidated income from operations is provided in Note 16-Segment Reporting of the Notes to Financial Statements.
Healthcare
Our Healthcare segment serves hospitals and other providers of healthcare and related services. This market is undergoing fundamental change as healthcare policy and advancing technologies are transforming how patient information is obtained and managed throughout the patient care process. These factors, combined with legislative actions in the U.S., are leading to a shift from preprinted patient forms and records to electronic health records (EHR), steadily reducing demand for our legacy print products while increasing demands for our digital document solutions and safety products. In 2012, the decline in revenue from our legacy print products accelerated as the year progressed, due to the accelerated adoption of EHR solutions in response to the incentives and penalties as proposed by the U.S. Government.
With our extensive expertise in healthcare, we are addressing the needs of our customers in this changing market by focusing on solutions that ease their transition to electronic medical records, enhance patient care and safety, and reduce their overall costs. In 2011, we acquired 100% of the ownership interest in Dialog Medical which provides solutions for managing the patient informed consent process. This acquisition strengthens and broadens our leadership in the healthcare market, complements our portfolio of solutions, and enhances our ability to continue to advance our core growth products in the healthcare market. We believe we have an advantage due to our many years of experience working with hospitals; however, we face challenges in growing our core solutions more quickly.

Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to an increase or decrease in revenue:

Percent Change 2012 vs. 2011				Percent Change 2011 vs. 2010
Units	Acquisitions	Price & Product Mix	Total	Units	Acquisitions	Price & Product Mix	Total
(8)%	—	(1)%	(9)%	(7)%	1%	—	(6)%

Healthcare revenue declined a total of $20.9 million in 2012 and $14.2 million in 2011, primarily due to a net unit decrease in both years. Revenue from legacy products drove the decline, decreasing $22.0 million or 14.7 percent in 2012, with a higher rate of decline experienced in the last half of the year. This compares to a $18.0 million or 10.7 percent decline in 2011. As more hospitals progress into stages three and four of EHR adoption, we experience revenue decline in our legacy products, particularly in clinical paper documents and administrative forms. Including the related freight and storage services associated with these printed forms, revenue decreased $22.8 million or 20 percent in 2012 and $15.8 million or 12 percent in 2011.
Revenue from Healthcare Solutions, the segment's technology-oriented core portfolio of products and services which includes patient information, marketing communications, and wristband solutions, continues to grow from $55.4 million in 2010 to $59.6 million in 2011 and $63.3 million in 2012. Revenue from our patient information solutions is increasing, driven by new technology sales and the acquisition of Dialog Medical. All of the revenue from software and software related services is part of this solution. Revenue from our wristband solutions (included with labels) showed a slight decline in 2012 following increased revenue in 2011, while revenue from our marketing communication solutions showed modest increases in both 2012 and 2011. With hospitals focusing on EHR initiatives, we believe they may be behind in their adoption of digital solutions to their marketing needs, which provides opportunities for us.
The following table provides further insight into the changes in revenue by major categories.

	2012	% Chg	2011	% Chg	2010
Print	$142.1	(8.3)%	$155.0	(6.4)%	$165.6
Labels	28.5	(8.9)%	31.3	(0.3)%	31.4
Software	5.9	15.7%	5.1	34.2%	3.8
Services	23.5	(17.5)%	28.5	(8.9)%	31.3
Other	15.9	(5.9)%	16.9	(10.6)%	18.9
	$215.9	(8.8)%	$236.8	(5.7)%	$251.0
Core	$88.2	1.3%	$87.1	4.6%	$83.3
Legacy	127.7	(14.7)%	149.7	(10.7)%	167.7
	$215.9	(8.8)%	$236.8	(5.7)%	$251.0

Operating income
Operating income for 2012 was down compared with 2011, primarily the result of lower units and pricing. Operating income for 2011 was favorably impacted by $1.9 million from an allocation of a portion of the gain from the termination of our postretirement healthcare plan. Excluding the postretirement gain, operating income in 2012 improved over the prior year. Operating income was down $5.1 million in 2011 compared with 2010 due to lower gross margin on lower sales volume.
While operating income is being affected by the unit decline in legacy product revenue, growth in certain of our higher-margin technology solutions and savings from the restructuring program and other cost savings initiatives in recent years are having a positive impact on operating income.

Business Solutions
Our Business Solutions segment primarily serves the needs of customers from the financial services, commercial, and industrial markets covering a broad spectrum of companies which include retail banks, insurance carriers, retailers, overnight delivery carriers, business service providers, and manufacturers. While intense price competition and technological erosion in our traditional print products remains prevalent in this segment, we continue to develop our portfolio of solutions to address the changing needs of the markets served by Business Solutions.
The financial services market is one where advancing technologies and changing regulatory requirements continue to transform the products and services desired by our customers.  Economic conditions in recent years particularly impacted financial services customers leading to consolidations within the industry, intense customer focus on cost reductions, and highly competitive conditions.  These factors also led to an increase in the adoption of digital technologies further impacting demand and prices for traditional print products.
The commercial market is also affected by digital advances.  Customer adoption of digital technologies has reduced demand in traditional print products creating excess capacity and increased price competition, while at the same time creating new opportunities for on-demand publishing and digital-based products.  A strong correlation exists between the demand for most of our products and the economic conditions within the commercial market.  A slow economic recovery and high unemployment rates can have a negative impact on our customers, resulting in consolidations and divestitures as a means for them to control costs and create efficiencies.
The primary customers we serve in the industrial market are manufacturers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry.  Although manufacturing continues to show signs of expansion in the U.S., some industrial segments that we focus on have continued to show slow growth or declines, especially HVAC, electrical distribution, and appliances.

Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change 2012 vs. 2011				Percent Change 2011 vs. 2010
Units	Acquisitions	Price & Product Mix	Total	Units	Acquisitions	Price & Product Mix	Total
(6)%	—	—	(6)%	(3)%	—	2%	(1)%
Business Solutions revenue declined a total of $25.2 million in 2012; however, this decline was primarily due to a unit decrease from a significant customer. As previously disclosed, we anticipated lower print and service related revenue in 2012 from a significant financial services customer due to its major restructuring announced at the end of 2011. The pace of the decline accelerated in the last half of the year, bringing the total decline to $24.2 million for 2012, of which approximately 75 percent was in legacy products and services and the balance in core solutions. We anticipate the decline to affect 2013, particularly in the first half of the year, with approximately $18-20 million in lower revenue from this customer in 2013.
Revenue from core solutions shows approximately a one percent decline in 2012, reflecting lower core revenue from the significant customer discussed above. Excluding this impact, core solutions revenue grew by 2.9 percent in 2012. We did experience a revenue decrease in our legacy products, which for this segment primarily includes specialized print such as traditional business forms and secure documents and certain transactional labels such as shipping and distribution labels. Including the related freight and storage services associated with these products, the overall decrease in revenue from legacy products was $23.6 million in 2012. The biggest factor was lower revenue of $17.6 million from the significant customer discussed above.
We saw positive effects from our go-to-market strategy in 2011;  however, we continued to see the effects of weak economic conditions and technology erosion which offset these gains and resulted in a net unit decline.  Non-repeat orders in marketing solutions, lost revenues from a few large customers, and reduced demand for legacy products drove the decline.  Expansion of sales to existing customers and acquisition of new customers contributed to increases in our core print solutions in 2011.  The upgrade of our digital print network was very evident in this segment as we posted solid growth for the year. Increases in revenue due to price resulted primarily from the pass-through of material cost increases.
The following table provides further insight into the changes in revenue by major categories.

	2012	% Chg	2011	% Chg	2010
Print	$224.0	(5.3)%	$236.5	(2.2)%	$241.9
Labels	77.2	—	77.2	5.6%	73.1
Software	3.0	(31.8)%	4.4	(33.3)%	6.6
Services	49.7	(15.8)%	59.0	(7.5)%	63.8
Other	32.2	(5.8)%	34.2	6.9%	32.0
	$386.1	(6.1)%	$411.3	(1.5)%	$417.4
Core	$172.7	(0.9)%	$174.3	6.1%	$164.3
Legacy	213.4	(10.0)%	237.0	(6.4)%	253.1
	$386.1	(6.1)%	$411.3	(1.5)%	$417.4

Operating income
Operating income for 2012 increased compared with 2011, despite the decline in revenue. Operating income for 2011 was favorably impacted by $3.2 million from an allocation of a portion of the gain from the termination of our postretirement healthcare plan. Excluding the postretirement gain, operating income has improved significantly as savings from the restructuring program and other cost savings initiatives are having a positive impact.
Operating income in 2011 was consistent with 2010; however, 2011 included the postretirement gain mentioned above.  Operating income for 2011 reflected higher costs as a result of material cost increases during the year, increased production costs related to newly acquired customers, and unabsorbed costs due to lower unit volume.  However, changes in product mix from some lower margin legacy products to higher margin core growth products and targeted cost reduction efforts combined to offset some of the higher costs.

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

Cash Flows
Overall, cash flow on a net debt basis was positive by $8.2 million in 2012, compared to a negative $11.6 million and $5.9 million in 2011 and 2010. Summarized Statements of Cash Flows are presented below:

	2012	2011	2010
Net cash provided by operating activities	$18.5	$13.3	$11.8
Net cash used in investing activities	(5.8)	(17.2)	(10.5)
Net cash (used in) provided by financing activities	(13.4)	5.1	(3.1)
Effect of exchange rate on changes in cash	0.1	(0.2)	(0.1)
Net change in cash	$(0.6)	$1.0	$(1.9)
Memo:
Add back credit facility repaid (borrowed)	8.8	(12.6)	(4.0)
Cash flow on a net debt basis	$8.2	$(11.6)	$(5.9)

Operating activities
Restructuring payments were much higher in 2012 than in 2011 and 2010 when previously initiated restructuring plans were winding down.  In January 2012, we announced a restructuring program that when fully implemented is expected to result in an estimated $60 million in annual savings.  Total costs of the restructuring program are expected to be approximately $10.0 million, of which $8.5 million resulted in cash expenditures in 2012.
Contributions to the Company’s qualified pension plan were $22.7 million in 2012, of which $2.0 million in excess contributions will be applied against the required amount for 2013 and lower our cash outlay. This compares with $25.0 million in 2011 and $24.0 million in 2010.  Based on provisions of the highway reauthorization legislation signed into law in July, we updated our pension funding expectations for 2012 through 2014. We had originally expected required pension contributions for 2012 through 2014 to total $112 million. With relief provided by the Moving Ahead for Progress in the 21st Century Act (MAP-21), commonly referred to as the Highway Bill, we were able to reduce the required contribution amount to $20.7 million for 2012 and expect to reduce the required amounts for 2013 and 2014 to $26.8 million and $36.4 million.
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
Contributions made to supplementary pension plans for benefit payments made to participants were $4.6 million, $3.7 million, and $3.8 million in 2012, 2011, and 2010.
Investing activities
Net cash used in investing activities was primarily driven by capital expenditures in 2012, 2011, and 2010.  In 2011 we made significant investments in our infrastructure and product portfolio, which included entering into several capital lease obligations for digital color equipment and technology.  The new investment supports our strategy for growth in core marketing solutions.  The capital lease obligations have remaining payments, including interest, of approximately $8.8 million over the next four years.   In 2013, we expect capital expenditures to be in the range of $15 million to $18 million.

We also invested in acquisitions totaling $4.9 million and $2.5 million in 2011 and 2010.  In 2011, we acquired 100% of the ownership interest in Dialog Medical as an addition to our Healthcare segment.  The total purchase price was $6.2 million, of which $4.9 million was paid in cash, the balance in the form of a note payable and contingent consideration based upon the achievement of certain revenue targets by the acquired business.
In 2010, we purchased selected assets, primarily patents, of Fusion Graphics, Inc. for approximately $2.5 million.  The purchase represents an important part of transforming our product portfolio specifically related to the in-mold product line of our Business Solutions segment.  We expect to continue considering other acquisition opportunities that further expand and improve our product portfolio.
Financing activities
Net cash used by financing activities increased in 2012 as the Company made total payments of $11.2 million on the Credit Facility and capital leases. Dividends of $1.5 million paid in the first quarter of 2012 were the only payment made in the current year. In January 2012, we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash dividends be paid only out of a corporation's statutory surplus. Because of the 2011 decline in shareholder's equity related to actuarial losses in our pension plan and the valuation allowance established against deferred tax assets, there is not currently a statutory surplus. With the acquisition of Dialog Medical in 2011, we signed a note payable for $0.6 million and expect to pay an additional $0.5 million that is contingent upon the achievement of certain revenue targets by Dialog Medical over a two-year period. Payments of $0.6 million on these obligations were made in 2012.
We have a $100 million four-year senior secured revolving credit facility (Credit Facility) with five banks that matures in 2014.  The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11.2 million, whichever is greater.
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
At year end, we had $36.2 million available under the Credit Facility.
We believe that the combination of our ability to generate cash and to borrow under our Credit Facility will be sufficient to fund our operations, including cash outlays for required pension contributions, capital expenditures, remaining restructuring payments, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of funding our pension plan and necessary investments aimed at transforming our product portfolio.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 8 – FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Standard Register Company
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of The Standard Register Company and subsidiaries as of December 30, 2012 and January 1, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' (deficit) equity for each of the three fiscal years in the period ended December 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 30, 2012. Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Register Company and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ BATTELLE & BATTELLE LLP

Dayton, Ohio
March 8, 2013

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 30,	January 1,
A S S E T S	2012	2012

CURRENT ASSETS
Cash and cash equivalents	$1,012	$1,569
Accounts receivable, net	104,513	113,403
Inventories, net	44,281	48,822
Prepaid expense	9,248	9,058
Total current assets	159,054	172,852

PLANT AND EQUIPMENT
Land	1,900	1,919
Buildings and improvements	65,259	65,111
Machinery and equipment	182,830	186,547
Office equipment	156,596	165,017
Construction in progress	2,886	1,758
Total	409,471	420,352
Less accumulated depreciation	350,548	346,402
Total plant and equipment, net	58,923	73,950

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	5,933	7,023
Deferred tax asset	22,765	23,996
Other	5,773	8,584
Total other assets	41,927	47,059
Total assets	$259,904	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 30,	January 1,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2012	2012

CURRENT LIABILITIES
Current portion of long-term debt	$2,361	$2,470
Accounts payable	29,237	32,259
Other current liabilities	43,234	48,714
Total current liabilities	74,832	83,443

LONG-TERM LIABILITIES
Long-term debt	49,159	60,149
Pension benefit liability	252,665	236,206
Deferred compensation	3,498	5,777
Environmental liabilities	3,986	3,753
Other long-term liabilities	2,624	3,586
Total long-term liabilities	311,932	309,471

COMMITMENTS AND CONTINGENCIES - See Note 17

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 26,528 and 26,389 shares	26,528	26,389
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 4,725 shares	4,725	4,725
Capital in excess of par value	67,880	65,307
Accumulated other comprehensive losses	(231,618)	(210,173)
Retained earnings	55,861	64,924
Treasury stock at cost: 2,021 and 2,014 shares	(50,236)	(50,225)
Total shareholders' deficit	(126,860)	(99,053)
Total liabilities and shareholders' deficit	$259,904	$293,861

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2012	2011	2010

REVENUE
Products	$528,811	$560,643	$573,253
Services	73,177	87,466	95,124
Total revenue	601,988	648,109	668,377

COST OF SALES
Products	378,782	396,080	398,288
Services	42,804	53,860	60,281
Total cost of sales	421,586	449,940	458,569
GROSS MARGIN	180,402	198,169	209,808

OPERATING EXPENSES
Selling, general and administrative	180,674	206,859	203,810
Pension settlements and postretirement plan termination	1,338	(19,719)	370
Restructuring and other exit costs	4,278	5,198	1,733
Total operating expenses	186,290	192,338	205,913
(LOSS) INCOME FROM OPERATIONS	(5,888)	5,831	3,895

OTHER INCOME (EXPENSE)
Interest expense	(2,689)	(2,466)	(2,189)
Investment and other income (expense)	39	632	(333)
Total other expense	(2,650)	(1,834)	(2,522)

(LOSS) INCOME BEFORE INCOME TAXES	(8,538)	3,997	1,373
INCOME TAX EXPENSE	534	91,695	1,005
NET (LOSS) INCOME	$(9,072)	$(87,698)	$368
BASIC AND DILUTED (LOSS) INCOME PER SHARE	$(0.31)	$(3.02)	$0.01

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	2012	2011	2010
NET (LOSS) INCOME	$(9,072)	$(87,698)	$368
Actuarial losses, net of $49 and ($4,467)
deferred income tax expense (benefit) in 2011 and 2010	(45,512)	(80,426)	(6,781)
Actuarial loss reclassification, net of $1,636 and $7,645
deferred income tax expense in 2011 and 2010	23,929	26,995	11,606
Prior service credit, net of $2,015 and $979
deferred income tax expense in 2011 and 2010	—	3,059	1,486
Prior service credit reclassification, net of $10,998 and
$1,590 deferred income tax benefit in 2011 and 2010	—	(16,697)	(2,415)
Cumulative translation adjustment	138	(204)	(28)
COMPREHENSIVE (LOSS) INCOME	$(30,517)	$(154,971)	$4,236

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,072)	$(87,698)	$368
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	22,007	21,809	23,255
Restructuring and other exit costs	4,278	5,198	1,733
Pension and postretirement benefit cost	22,067	(215)	14,454
Deferred tax expense	53	91,330	62
Other	3,361	2,053	4,483
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts and notes receivable	9,221	8,607	(14,504)
Inventories	4,541	5,239	8,253
Restructuring payments	(8,567)	(1,227)	(5,409)
Accounts payable and other current liabilities	(1,310)	(6,670)	5,912
Pension and postretirement contributions and payments	(27,280)	(28,734)	(27,801)
Deferred compensation payments	(2,838)	(606)	(2,415)
Other assets and liabilities	2,055	4,169	3,397
Net cash provided by operating activities	18,516	13,255	11,788

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(5,972)	(14,186)	(8,403)
Proceeds from sale of equipment	134	1,845	359
Acquisitions, net of cash received	—	(4,905)	(2,464)
Net cash used in investing activities	(5,838)	(17,246)	(10,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(8,760)	12,661	4,019
Principal payments on long-term debt	(2,483)	(1,721)	(1,477)
Dividends paid	(1,502)	(5,836)	(5,807)
Other	(613)	105	153
Net cash (used in) provided by financing activities	(13,358)	5,209	(3,112)

Effect of exchange rate changes on cash	123	(180)	(41)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(557)	1,038	(1,873)
Cash and cash equivalents at beginning of year	1,569	531	2,404

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,012	$1,569	$531

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid (received) during the year for:
Interest	$2,704	$2,461	$2,132
Income taxes	101	184	(1,010)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$144	$7,287	$4,384
Acquisition financing	—	1,276	—
Loan payable recorded for professional services	—	—	1,598

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except per share amounts)

	2012	2011	2010
COMMON STOCK
Beginning balance	$26,389	$26,227	$26,130
Dividend reinvestment plan	3	55	50
Issuance of vested shares	136	107	47
Ending balance	$26,528	$26,389	$26,227

CLASS A STOCK	$4,725	$4,725	$4,725

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$65,307	$63,401	$62,888
Share-based compensation expense	2,706	1,905	1,891
Dividend reinvestment plan	3	108	137
Dividends declared, $.05 per share in 2010	—	—	(1,468)
Issuance of vested shares	(136)	(107)	(47)
Ending balance	$67,880	$65,307	$63,401

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$(210,173)	$(142,900)	$(146,768)
Cumulative translation adjustment	138	(204)	(28)
Change in net actuarial losses	(21,583)	(53,431)	4,825
Change in net prior service credit	—	(13,638)	(929)
Ending balance	$(231,618)	$(210,173)	$(142,900)

RETAINED EARNINGS
Beginning balance	$64,924	$158,518	$162,543
Net (loss) income	(9,072)	(87,698)	368
Dividends declared, $.20 per share in 2011 and $.15 per share in 2010	—	(5,896)	(4,393)
Other	9	—	—
Ending balance	$55,861	$64,924	$158,518

TREASURY STOCK AT COST
Beginning balance	$(50,225)	$(50,167)	$(50,133)
Treasury stock acquired	(11)	(58)	(34)
Ending balance	$(50,236)	$(50,225)	$(50,167)

Total shareholders' (deficit) equity	$(126,860)	$(99,053)	$59,804

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Standard Register Company is a recognized leader in the management and execution of critical communications.  Our principle products include print, labels, and software.  Service revenue primarily includes warehousing and custom-delivery services (distribution services), professional services and other consulting, and postcontract support.
The accounting policies that affect the more significant elements of our financial statements are summarized below.
Principles of Consolidation
Our consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned domestic and foreign subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances.
Fiscal Year
Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2012, 2011, and 2010, ended on December 30, 2012, January 1, 2012, and January 2, 2011, and each included 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on our judgment include, but are not limited to:  pension benefit plan assumptions; fair value measurements; deferred taxes;  share-based compensation; environmental liabilities; and revenue recognition.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.
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
Accounts Receivable
Receivables are stated net of allowances for doubtful accounts. The provision for bad debts was $(103), $1,248, and $1,351 in 2012, 2011, and 2010.
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
Depreciation
For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets.  Depreciation expense was $20,917, $21,178, and $23,155 in 2012, 2011, and 2010 and includes amortization of assets recorded under capital lease arrangements.  Estimated useful lives range from 15-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The evaluation is performed through either an optional qualitative assessment, if appropriate based on current conditions, or a fair-value-based test that compares the fair value of the asset to its carrying value. Intangible assets with determinable lives are primarily amortized on a straight-line basis over the estimated useful life. The estimated useful life for acquired software technology and trademarks is seven years and for customer relationships the estimated life is eight years.
Software Development Costs
Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over a period of five years.  Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $9,462 at December 30, 2012 and $11,644 at January 1, 2012.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.
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
Certain customers earn rebates based on the volume of product purchased from the Company. These rebates are recorded as a reduction to revenue. The amount of the rebates earned is estimated based on the expected level of purchases to be made and periodically revised to reflect actual rebates earned.
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
For the majority of our contractual arrangements, at the customer’s request we print and store custom-printed products that remain in our inventory until the customer’s specified future delivery.  For these arrangements, title and risk of ownership for these products remains with us until the product is shipped to the customer.  Therefore, the product is considered to be delivered last, and the customer is invoiced when the product is delivered to the customer. For these arrangements, revenue allocated to the product is recognized when shipped from the warehouse to the customer and revenue allocated to the services is recognized as they are performed.
Under certain other contractual arrangements, at the customer’s request we print and store the custom-printed products for the customer’s specified future delivery.  Such products are stored in our warehouses and are not used to fill other customers’ orders.  For these products, manufacturing is complete, the finished product is not included in our inventory, and title and risk of loss have transferred to the customer.  In these transactions, the customer is invoiced under normal billing and credit terms when the product is placed in the warehouse for storage.  As such, the product is considered to be delivered first and warehousing and custom-delivery services are delivered last. For these arrangements, revenue allocated to the product is recognized when it is placed in the warehouse for storage and revenue allocated to the services is recognized as they are performed.
Determination of selling prices - Consideration received is allocated to each deliverable in the arrangement based on the relative selling prices of each deliverable. Selling prices are determined based on the following hierarchy: vendor-specific objective evidence of fair value (VSOE), third-party evidence of selling price (TPE), or best estimate of selling price (BESP).  For each deliverable, we review historical sales data to determine if we have sufficient stand-alone sales that are within an acceptable range to establish VSOE.  VSOE is considered established if 80% of stand-alone sales are within +/-15% of the median sales price.  Available third-party evidence is evaluated to determine if TPE can be established for items where VSOE does not exist.  In absence of VSOE and TPE, BESP is used.  Determining BESP requires significant judgment due to the nature of factors that must be considered and the subjectivity involved in determining the impact each of these factors should have on BESP.

•
Custom-printed products - Due to the variances in pricing for available stand-alone sales and custom nature of our products, VSOE or TPE cannot be established.  To develop BESP, we consider numerous internal and external factors including: internal cost experience for materials, labor, manufacturing and administrative costs; external pricing for similar products; level of  market competition and potential for market share gain; stage in the product life cycle; industry served; profit margins; current market conditions; length of typical agreements; and anticipated volume.

•
Warehousing services - VSOE cannot be established for warehousing services, as we generally do not sell these services separately.  Although some third-party evidence is readily available for certain aspects of our warehousing services, an adequate amount of data for services similar to our offering is not available to establish TPE.  BESP is developed by utilizing a pricing process which considers the following internal and external factors: cost driver activity such as full versus partial carton shipments, storage space utilized, type of product stored, and shipping frequency; internal cost experience; profit margins; volume-related discounts; current market conditions; and to a lesser degree, pricing from third-party providers when available.

•
Custom-delivery services - For custom-delivery services, no stand-alone sales are available as we do not sell these services separately; therefore, VSOE cannot be established.  TPE is developed by utilizing individual pricing templates for each customer.  The pricing templates consider profit margins, volume, and expected shipping addresses for the customer applied to a freight rate table that is developed from negotiated rates with our third-party logistics partners.

Arrangements entered into prior to 2011 continue to be accounted for in accordance with the revenue recognition standards effective prior to adoption of ASU 2009-13.  We determined that objective and reliable evidence of fair value exists for the warehousing and custom-delivery services but not for the products due to the custom nature of our printed products and lack of consistent pricing in stand-alone sales.  Accordingly, in customer arrangements where warehousing and delivery services are delivered last, we utilize the residual method to allocate arrangement consideration to the products based on the fair value of the warehousing and delivery services and recognize revenue for the product when placed in the warehouse.  Revenue allocated to warehousing and delivery services is recognized as the services are performed.

In arrangements where the products are delivered last, we are unable to allocate arrangement consideration to the deliverables due to the lack of objective evidence of fair value for the products.  Therefore, the arrangement is recognized as a single unit of accounting, and all revenue is recognized when the products are delivered to the customer.
Software Arrangements
We generate revenue from licensing the rights to software products to end users.  These licenses are generally sold as perpetual licenses and in combination with professional services and post-contract customer support (PCS) which includes telephone assistance and software problem corrections.  Fair value for ongoing PCS is based upon established renewal rates. Our software is generally not sold on a stand-alone basis and therefore we cannot establish VSOE.  Since we are unable to establish VSOE for the professional services, we use the combined services approach.  The entire arrangement is accounted for as one unit of accounting, and revenue is deferred and recognized on a straight-line basis over the longer of the PCS period or the period the professional services are expected to be performed.  When the professional services are complete, the software has been delivered, and the only remaining undelivered element is the PCS, the deferred revenue is adjusted to reflect only the remaining post-contract support amount.
We also enter into certain multiple deliverable arrangements to license software where VSOE cannot be established for any of the undelivered service elements.  These arrangements are accounted for as one unit of accounting, and revenue is deferred and recognized on a straight-line basis as the services are performed, which typically ranges from one to five years.
We also sell our software products on a subscription basis and revenue is recognized over the subscription period.
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
Research and Development
Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $3,356, $4,530, and $4,867 in 2012, 2011, and 2010.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement and tax bases of liabilities and assets, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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

Accumulated Other Comprehensive Losses
Other comprehensive losses include any revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ equity.  Components of accumulated other comprehensive losses, net of deferred taxes, include the following:

	2012	2011	2010

Net actuarial loss	$(231,426)	$(209,843)	$(156,412)
Net prior service credit	—	—	13,638
Foreign currency translation	(192)	(330)	(126)

Total	$(231,618)	$(210,173)	$(142,900)
Reclassifications
Certain prior-year amounts have been reclassified to conform to the current-year presentation.
Recently Adopted and Issued Accounting Pronouncements
In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements, with the exception of the presentation of reclassifications on the face of the financial statements, which was deferred by ASU 2011-12. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders equity. We elected to present a separate Statement of Comprehensive Income.
In February 2013, the Financial Accounting Standards Board issued ASU 2013-2, which amended the requirements of ASU 2011-05 to disclose the effect of items reclassified out of accumulated comprehensive income separately in the income statement. Beginning in the first quarter of fiscal 2013, we will be required to present additional disclosure for items reclassified out of accumulated other comprehensive losses. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In 2012, we adopted ASU 2011-08 which amended the guidance for goodwill impairment to provide an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met. The implementation of the amended guidance was effective for our annual goodwill impairment test performed in the second quarter of 2012 and did not have a material impact on our consolidated financial statements.

NOTE 2 – ACQUISITIONS
On July 6, 2011, we acquired 100% of the ownership interest in iMedConsent, LLC (dba Dialog Medical). The total purchase price was $6,217, which included $626 of contingent consideration that was based upon achievement of certain revenue targets by Dialog Medical through July 6, 2013. During 2012, we adjusted our estimate of the contingent consideration to $454, of which $299 was paid in 2012.
Pro forma financial information and other disclosures are not presented because the acquisition is not considered material to our consolidated financial position or results of operations.

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
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with high-credit quality financial institutions. Our credit risk, with respect to trade receivables, is limited in management's opinion due to industry and geographic diversification. We maintain an allowance for doubtful accounts to cover estimated credit losses.

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS
All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income. Under our current operating model, the majority of our manufacturing, warehousing, and distribution activities are managed under a shared-services model and are therefore not specific to a particular reportable segment. Additionally, we maintain certain other corporate functions that also are not attributable to a specific reportable segment. As a result, none of our restructuring or exit activities are reported under any segment, and are all attributable to corporate and other shared services.
2011 Plan
At the end of 2011, more than half of our revenues came from legacy products, which are generally transactional documents and forms, labels, and other printed materials that are in a state of transition to digital technologies or are being rapidly commoditized given the excess capacity in the printing industry. Our future growth will come from our core solutions, which are a suite of product and service solutions designed to assist our customers in meeting their strategic business needs.
In late 2011, we developed a strategic restructuring program that was announced in January 2012. The restructuring is a two-year program that includes workforce reductions, infrastructure changes, and technology initiatives which are designed to better align our resources with our growing core solutions business and to reduce costs to offset the impact of declining revenue from our legacy products.
Costs of the restructuring program include employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that include fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that will replace select software applications.
Components of restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2012 Expense	Cumulative To-Date Expense

Employee separation costs	$6,177	$697	$6,177
Contract exit and termination costs	557	247	247
Other associated exit costs	3,300	3,300	3,300

Total	$10,034	$4,244	$9,724
A summary of the accrual activity for the 2011 plan is as follows:

	Accrued in 2011	Balance 2011	Accrued in 2012	Incurred in 2012	Balance 2012

Employee separation costs	$5,480	$5,480	$697	$(4,827)	$1,350
Contract exit and termination costs	—	—	174	(153)	21
Other associated exit costs	—	—	1,980	(1,980)	—

Total	$5,480	$5,480	$2,851	$(6,960)	$1,371
Completed Restructuring Plans
Restructuring and other exit costs in 2012 and 2011 also included costs from completed restructuring plans that were required to be expensed as incurred and, in 2011, a reversal of previously recorded severance. These amounts were not material.
Restructuring and other exit costs for 2010 primarily relate to contract termination and other exit costs from the strategic closure of production and distribution facilities and the subsequent relocation of equipment and inventory plus fees to the third-party that assisted with the development and implementation of the plan.
We do not expect any additional costs related to these plans.

A summary of the accrual activity for completed restructuring plans is as follows:

	Balance 2010	Accrued in 2011	Incurred in 2011	Reversed in 2011	Balance 2011	Accrued in 2012	Incurred in 2012	Balance 2012

Employee separation costs	$878	$—	$(358)	$(520)	$—	$—	$—	$—
Contract termination costs	811	124	(708)	(47)	180	6	(186)	—

Total	$1,689	$124	$(1,066)	$(567)	$180	$6	$(186)	$—

NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	December 30, 2012	January 1, 2012
Current:
Trade receivables	$100,420	$111,398
Less allowance for doubtful accounts	(2,312)	(3,230)
Net trade receivables	98,108	108,168
Other receivables	6,405	5,235
Total current receivables	$104,513	$113,403

NOTE 6 – INVENTORIES
Inventories consist of the following:

	December 30, 2012	January 1, 2012

Materials and supplies	$5,554	$6,468
Jobs in process	1,812	1,787
Finished products	36,915	40,567

Total	$44,281	$48,822

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Since the January 2012 restructuring announcement, we spent significant time analyzing our operations, organizational structure, and portfolio of products and services. As a result, in 2012, we combined the Commercial, Financial Services, and Industrial business units into one consolidated business unit, Business Solutions.
We determined that our two reportable segments after reorganization, Healthcare and Business Solutions, are also our two reporting units for purposes of goodwill impairment testing. The following table summarizes the revised allocation of goodwill.

	Healthcare	Business Solutions	Financial Services	Commercial	Industrial	Total
Goodwill at January 2, 2011	$2,385	$—	$1,743	$1,296	$1,133	$6,557
Acquisitions	899	—	—	—	—	899
Goodwill at January 1, 2012	3,284	—	1,743	1,296	1,133	7,456
Reallocation of goodwill	—	4,172	(1,743)	(1,296)	(1,133)	—
Goodwill at December 30, 2012	$3,284	$4,172	$—	$—	$—	$7,456
We performed the annual impairment test of goodwill for all our reporting units in the second quarter of 2012 and 2011, following a quantitative approach. In performing our 2012 impairment test, we first considered the option of the qualitative approach and determined that it was not appropriate for the current year due to continuing changes in our business, current restructuring activities, and recent changes to our reporting units. The goodwill tests did not result in any impairment.

Identifiable intangible assets consist of the following:

	December 30, 2012		January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible Assets with Determinable Lives
Patents	$2,916	$(1,042)	$2,916	$(891)
Customer relationships	2,610	(783)	2,610	(261)
Software technology	2,650	(568)	2,650	(189)
Trademark	129	(28)	129	(9)
Non-compete agreement	100	(51)	100	(32)

Total	$8,405	$(2,472)	$8,405	$(1,382)

Amortization expense for intangible assets was $1,090, $631, and $101 for 2012, 2011, and 2010.  Estimated amortization expense for the next five years is as follows: $960 in 2013, $829 in 2014, $817 in 2015, $809 in 2016, and $809 in 2017.

NOTE 8 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 30, 2012	January 1, 2012

Accrued compensation	$13,996	$13,019
Accrued restructuring and other exit costs	1,371	5,660
Deferred revenue	6,020	5,345
Accrued non-income taxes	3,885	4,512
Current portion of pension	2,058	2,148
Accrued customer rebates	4,814	2,541
Other current liabilities	11,090	15,489

Total	$43,234	$48,714

NOTE 9 – LONG-TERM DEBT
Long-term debt consists of the following:

	December 30, 2012	January 1, 2012

Revolving credit facility	$43,629	$52,389
Capital lease obligations	7,891	9,945
Loan payable	—	285

Total	51,520	62,619
Less current portion	2,361	2,470

Long-term portion	$49,159	$60,149

We have a $100,000 four-year senior secured revolving credit facility (Credit Facility) with five banks that matures in 2014.  The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets.  The Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 15% of aggregate commitments or $11,250 whichever is greater.
The Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans.  Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 3.00% to 3.50% based on our level of liquidity.  Payment of interest on base rate loans is based on the prime rate plus 2.00% to 2.50% based upon our level of liquidity.  The weighted average interest rate, including the spread, was 3.53% at December 30, 2012 and 3.73% at January 1, 2012.  We are also required to pay a fee on the unused portion of the Credit Facility payable at an annual rate of 50.0 basis points if the unused portion is equal to or less than 50% of the aggregate commitment or 75.0 basis points if the unused portion is greater than 50% of the aggregate commitment.  As of December 30, 2012, such fee is payable at an annual rate of 50.0 basis points.
We have several capital leases for printing equipment.  The capital leases have remaining aggregate payments, including interest, of approximately $8,824.  Payments under the leases, including interest, are as follows: 2013-$2,739; 2014-$2,744; 2015-$1,840; and 2016-$1,501.  Amortization expense for all capital leases is included with depreciation expense in the Company’s Consolidated Statements of Income.

NOTE 10 – INCOME TAXES
Income tax expense consists of the following:

	2012	2011	2010
Current:
Federal	$—	$—	$192
Foreign	413	629	111
State and local	68	(264)	640
	$481	$365	$943

Deferred:
Federal	$—	$75,068	$51
Foreign	53	(104)	—
State and local	—	16,366	11
	$53	$91,330	$62
Total	$534	$91,695	$1,005
Consolidated pretax (loss) income is comprised of the following sources:

	2012	2011	2010

U.S. pretax (loss) income	$(9,922)	$2,197	$263
Non-U.S. pretax income	1,384	1,800	1,110

Total	$(8,538)	$3,997	$1,373
The Worker, Homeownership, and Business Assistance Act of 2009 allowed the carry back of certain federal net operating losses for up to five years.  Under this Act, in 2010 we recovered $625 of alternative minimum tax paid in 2007 and 2008.  There are no other recoverable taxes within the five year carryback period.

The components of the net current deferred tax liability and net long-term deferred tax asset consist of the following:

	December 30, 2012	January 1, 2012
Current deferred tax:
Allowance for doubtful accounts	$886	$1,162
Inventories	(4,031)	(6,620)
Compensation and benefits	4,375	5,824
Other	3,404	4,909

Total current tax asset	4,634	5,275
Less: valuation allowance	(6,343)	(8,162)

Net current deferred tax liability	$(1,709)	$(2,887)

Long-term deferred tax:
Depreciation	$(1,524)	$(4,268)
Goodwill and intangible assets	550	2,475
Pension	97,755	91,177
Capital loss carryforwards	20,575	14,536
Net operating loss carryforward	33,859	29,875
Federal tax credit	1,600	1,600
Other	6,238	6,184

Total long-term tax asset	159,053	141,579
Less: valuation allowance	(136,288)	(117,583)

Net long-term deferred tax asset	$22,765	$23,996

Net deferred tax asset	$21,056	$21,109
At December 30, 2012, the Company has unused U.S. federal and state net operating loss carryforwards of $87,819 and $70,890, generally expiring from 2013 through 2030. In addition, we have a U.S. capital loss carryforward of $2,425 that expires in 2014.
We review the potential realization of future tax benefits of all deferred tax assets. The Company concluded after evaluating all positive and negative evidence regarding the potential realization of the Company's deferred tax assets, a valuation allowance is necessary primarily based on cumulative losses in recent years, (defined as the current and two preceding years) and recent actuarial pension losses. A valuation allowance is recorded against the entire U.S. net deferred tax asset except for $21,000 related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized without the need for future taxable income. Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.
We also have a Canadian capital loss carryforward of $126,579 that has an indefinite carryforward period. A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.

The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	(1.8)	1.7	15.3
Change in cash surrender value	1.2	5.0	(12.5)
Meals and entertainment	(1.2)	4.9	12.3
Change in unrecognized tax benefits	2.0	(9.8)	14.0
Adjustment to prior year tax accruals	0.4	1.4	20.8
Foreign statutory rate differential	0.8	(2.3)	(0.4)
Rate adjustment to deferred taxes	—	17.5	—
Deficiencies on equity awards	(7.9)	3.6	6.9
Valuation allowance	(34.1)	2,238.6	(19.8)
Permanent and other items	(0.7)	(1.6)	1.6

Effective tax rate	(6.3)%	2,294.0%	73.2%
State tax expense reflects state tax liabilities derived primarily from a tax base other than net income.
The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and Mexican jurisdictions.  With few exceptions, based on expiration of statutes of limitation, the Company is no longer subject to federal income tax examinations by tax authorities for years before 2009 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2008.  However, federal and state net operating and capital loss carryforwards generated from 2001 through 2011 are subject to review by taxing authorities in the year utilized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010

Balance at beginning of year	$1,375	$1,912	$1,755
Adjustments for tax positions of current year	490	—	—
Adjustments for tax positions of prior years	—	—	157
Reductions from lapse of applicable statute of limitations	(236)	(486)	—
Settlements	—	(51)	—

Balance at end of year	$1,629	$1,375	$1,912
These unrecognized tax benefits, if recognized, would favorably affect the effective income tax rate of a future period or periods unless the benefits are in deferred taxes and reserved with a valuation allowance.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months.
Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.  The amount of interest and penalty expense recorded in 2012, 2011, and 2010 was not material.
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

NOTE 12 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2012	2011	2010

Weighted-average shares outstanding - basic	29,194	29,049	28,917
Effect of potentially dilutive securities	—	—	27

Weighted-average shares outstanding - diluted	29,194	29,049	28,944
The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Due to the net loss incurred in 2012 and 2011, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution. Outstanding options to purchase 2,830,645 shares were not included in the computation of diluted EPS for 2010 because the exercise price of the options was greater than the average market price of the shares at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 13 – SHARE-BASED COMPENSATION
We have two plans under which share-based awards currently can be granted: the 2011 Equity Incentive Plan (2011 Plan), which provides for the granting of a maximum of 5,780,000 shares, and the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of a maximum of 3,500,000 shares. A committee of the Board of Directors (Committee) administers the plans and has the authority to determine to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Key employees, including any executive officer, employee-director, and non-employee director, are eligible to receive awards under the plans.
Both plans permit the granting of incentive or nonqualified stock options, restricted stock awards, performance share awards, and stock appreciation rights. Under the 2011 Plan, awards in any form other than options or stock appreciation rights are counted as two shares for every one share actually issued. The contractual term and exercise price for stock options granted under the plans are determined by the Committee. However, the contractual term may not exceed ten years, and the exercise price may not be lower than the fair market value of a share on the date of grant. Options vest over periods determined when granted, generally four years, and are exercisable until the contractual term expires.
Under both plans, shares subject to restricted stock award may be issued when the award is granted or at a later date. The stock awards are subject to terms determined by the Committee, have voting rights, and may include specified performance objectives. The sale or transfer of these shares is restricted during the vesting period. Recipients of restricted stock awards earn any dividends declared during the vesting period that are paid only if the shares vest.
Total share-based compensation expense was $2,706, $1,905, and $1,891 in 2012, 2011, and 2010.
Stock Options
The weighted-average fair value of stock options granted in 2012, 2011, and 2010, was estimated at $0.91, $1.63, and $2.75 per share using the Black-Scholes option-pricing model based on the following assumptions:
Risk-Free Interest Rate: We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.
Dividend Yield: We calculate the expected dividend yield based on our projection of future stock prices and dividends expected to be paid. The range of expected dividends used in 2011 and 2010 was $0.05 to $0.10 per share.
Expected Term: The expected term represents the period of time that our stock options are expected to be outstanding and is based on our historic exercise behavior.
Expected Volatility: We calculate the expected volatility factor based on the Company's historical stock prices for a period of time equal to the expected term of the award.
The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2012	2011	2010

Risk-free interest rate	0.7%	1.4%	1.9%
Dividend yield	—	4.5%	3.7%
Expected term	4 years	4 years	4 years
Expected volatility	79.3%	79.9%	75.7%

A summary of our stock option activity and related information for 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	3,991,139	$7.12
Granted	244,000	1.57
Exercised	—	—
Expired	(390,849)	12.21
Forfeited	(300,899)	3.77

Outstanding at December 30, 2012	3,543,391	$6.46	6 years	—

Fully vested or expected to vest at December 30, 2012	3,479,691	$6.52	6 years	—

Exercisable at December 30, 2012	1,985,550	$8.56	5 years	—
Expense is amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of options ultimately expected to vest and therefore has been reduced for estimated forfeitures.  As of December 30, 2012, there was a total of $1,901 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.1 years.
Service-Based Stock Awards
We have awarded nonvested stock to employees and directors that vests based on service requirements. The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award. Expense is amortized on a straight-line basis over the vesting period, generally four years or less, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. The weighted-average grant date fair value of service-based nonvested stock issued in 2012, 2011, and 2010 was $1.57, $3.39, and $4.34 per share.  The total fair value of stock that vested during 2012, 2011, and 2010 was $84, $229, and $253.  As of December 30, 2012, there was a total of $929 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.9 years.
A summary of our service-based stock award activity and related information for 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2012	285,016	$4.22
Granted	474,421	1.57
Vested	(98,353)	4.92
Forfeited	(82,693)	2.30

Nonvested at December 30, 2012	578,391	$2.20

Performance-Based Stock Awards
The fair value of performance-based stock awards is based on the closing market price of our common stock on the date of award. Performance-based stock awards vest only upon the achievement of specific measurable performance criteria and are subject to additional holding periods.
We recognize compensation expense for stock awards subject to performance criteria when it is probable that the performance goal will be achieved. Compensation expense is recognized for the total amount of performance-based shares expected to vest and is subject to adjustment based on the actual level of achievement of the performance goal. Expense for performance-based awards with graded vesting is recognized under the accelerated recognition method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If the minimum level of the performance goals is not attained, the applicable portion of the stock award will be forfeited and canceled, and all expense recognized to that date is reversed.
In 2012, the Company awarded shares of performance-based restricted stock that will be earned based on the financial performance of the Company. Shares will be earned upon achievement of either a one-year performance goal or a two-year cumulative performance goal; a portion of which are then subject to additional holding periods. The performance goals allow partial vesting if a minimum level of performance is attained. In certain circumstances, additional shares will be issued upon performance above the target level.
Shares issued in 2011were forfeited in 2012 since performance goals were not achieved. The total fair value of performance-based stock issued and earned in 2010 that vested during 2012 and 2011 was $62 and $134.
As of December 30, 2012, there was a total of $809 of share-based compensation related to performance-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 1.2 years.

A summary of our performance-based stock award activity and related information for 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2012	556,985	$3.89
Granted	1,062,632	1.57
Vested	(37,977)	5.82
Forfeited	(586,965)	3.01

Nonvested at December 30, 2012	994,675	$1.85

NOTE 14 – PENSION PLANS
We have a qualified defined benefit plan covering certain U.S. employees that is no longer available to new participants. The benefit amount for a portion of the participants was frozen in 2004 and those participants no longer earn any additional benefit credits. However, their lump sum earns 4% interest annually until termination of employment with the Company. The benefit amount for all remaining active participants was subsequently frozen in 2008 and those participants also ceased accruing additional pension credits. Their final pension benefit amounts will be based on pay and service through June 2008. We consider the funded status of the plan, required plan contributions, income tax deductibility, and cash flow in our funding decisions for this plan.
We also have a non-qualified benefit plan that provides supplemental pension payments in excess of qualified plan payments including payments in excess of limits imposed by federal tax law. We have an additional supplemental non-qualified retirement plan for executive officers which provides retirement benefits based on years of credited service as an executive officer in excess of five years. The plans are no longer available to new participants and benefits have been frozen. We also have separate supplemental retirement agreements that provide retirement benefits to two former officers. Our funding policy is to contribute amounts to these plans equal to the benefit payments required for each year.

The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our defined benefit pension plans:

Change in Benefit Obligation	2012	2011

Benefit obligation at beginning of year	$494,943	$452,205
Interest cost	20,127	21,829
Settlements	513	290
Actuarial losses	43,155	52,891
Benefits paid	(42,204)	(32,272)

Benefit obligation at end of year	$516,534	$494,943

Change in Plan Assets

Fair value of plan assets at beginning of year	$256,589	$264,887
Actual return on plan assets	20,146	(4,178)
Employer contributions	27,280	28,152
Settlements	(2,639)	(1,257)
Benefits paid	(39,565)	(31,015)

Fair value of plan assets at end of year	$261,811	$256,589

Funded status at end of year	$(254,723)	$(238,354)

Amounts Recognized in Balance Sheet

Accrued pension liability - current	$(2,058)	$(2,148)
Accrued pension liability - long-term	(252,665)	(236,206)

Total	$(254,723)	$(238,354)

Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax

Net actuarial loss	$333,548	$311,965

The amount of net actuarial loss that will be amortized from accumulated other comprehensive losses into net periodic benefit cost during 2013 is $27,593.
The projected benefit obligation equaled the accumulated benefit obligation of all our pension plans at the end of 2012 and 2011.  All of our pension plans have benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Losses

Net Periodic Benefit Cost	2012	2011	2010

Interest cost	$20,127	$21,829	$24,398
Expected return on plan assets	(22,502)	(23,431)	(25,853)
Amortization of prior service cost	—	—	593
Settlement loss	1,338	520	370
Amortization of net actuarial losses	23,104	24,281	18,672

Total net periodic cost	$22,067	$23,199	$18,180

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Losses Before Tax	2012	2011	2010

Net actuarial loss	$45,512	$80,500	$11,153
Net actuarial loss recognized	(23,929)	(24,511)	(18,764)
Prior service credit recognized	—	—	(593)

Total recognized in other comprehensive losses	21,583	55,989	(8,204)

Total recognized in net periodic benefit cost and other comprehensive losses	$43,650	$79,188	$9,976

Weighted-average Assumptions

Projected benefit obligation	2012	2011	2010
Discount rate	3.65%	4.25%	5.00%

Net periodic benefit cost
Discount rate	4.25%	5.00%	5.80%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.75%
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
The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2013	$36,340
2014	31,497
2015	32,758
2016	32,181
2017	34,019
2018-2022	180,877

Plan Assets
Our long-term investment policy objectives with respect to the qualified defined benefit plan assets have been to achieve funding of the plan at a level consistent with the Plan’s accumulated benefit obligation.  We have two basic long-term investment objectives.  First, to achieve an annualized return over a complete business cycle which exceeds that of a customized index weighted to our target allocation.  Second, for the annual internal rate of return to meet or exceed our targeted rate of 8%, recognizing that market performance varies and the target rate may not be meaningful during some periods.  The target asset allocation percentages for equity investments range from a minimum of 39% to a maximum total equity position of 73% with the target being 56%.  Total fixed income percentages range from a minimum of 13% to a maximum of 29% with a target percentage of 18%.  Private equity and hedge fund percentages range from a minimum of 18% to a maximum of 34% with a target of 26%.
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
The minimum funding requirement is approximately $26,800 for the qualified defined benefit plan in 2013, of which $2,000 was contributed in 2012.
The fair values of our qualified defined benefit pension plan assets by asset category at December 30, 2012, and January 1, 2012, are shown in the table below.

	December 30, 2012				January 1, 2012
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$12,738	$12,738	$—	$—	$178	$178	$—	$—
Equity securities	47,485	47,485	—	—	53,449	53,449	—	—
Commingled equity funds	111,126	70,271	15,312	25,543	107,303	76,150	4,677	26,476
Fixed income securities	693	—	693	—	690	—	690	—
Commingled fixed income funds	28,606	17,554	—	11,052	23,473	12,403	—	11,070
Private equity funds	3,876	—	—	3,876	9,323	—	—	9,323
Hedge funds	57,287	—	—	57,287	45,495	—	—	45,495
Real estate	—	—	—	—	16,678	—	—	16,678

Total	$261,811	$148,048	$16,005	$97,758	$256,589	$142,180	$5,367	$109,042
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  Inputs and valuation methodologies used for material categories of pension plan assets are as follows:
Equity securities
This investment category primarily consists of common and preferred stock issued by both domestic and international companies. The securities are traded in open markets where quoted prices are determinable and available. The investments are valued by independent pricing vendors using a market approach based on prices obtained from the primary exchange on which they are traded.
Fixed Income Securities
These investments are made up of U.S. Treasury securities, corporate bonds, municipal bonds, and mortgage-backed securities. Securities classified as Level 2 have no quoted prices available. Level 2 fixed income securities are valued using directly observable market inputs including interest rates and yield curves at commonly-quoted intervals, volatilities, prepayment speeds, default rates, and credit spreads.

Commingled equity and fixed income funds
Commingled funds are valued at the fair value of the ownership interests in the funds. The Net Asset Value (NAV) is the primary input into the valuation. The NAV per unit is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of shares outstanding. The fair value of equity securities held by the funds is generally based on observable prices or inputs based on quotes in active markets. Fixed income securities held by the funds may be valued based on an “evaluated bid” valuation method. Inputs to the valuation include interest rates on coupons, maturities, ratings, and cash flow projections. Additionally, market quotations or references to comparable investments for which market quotations are available may also be used to determine the fair value of fixed income securities.
Private Equity, Hedge Funds and Real Estate
Our private equity, hedge funds, and real estate funds are valued on a NAV per unit based on the underlying investments of the funds and are not readily tradeable. Our private equity funds currently include bonds and loans of domestic energy companies. Key inputs of these debt instruments include a risk free rate and a credit spread, which can be for the company, comparable companies, or estimated using a model-based approach. In the prior year, our holdings primarily included investments in infrastructure assets. The primary valuation methodology for those underlying assets was a discounted cash flow analysis based on unobservable inputs such as operating income and discount rates.
Our hedge funds typically hold investments in municipal securities, business entities, foreign currency derivatives, U.S. Treasury securities, and corporate bonds. Key inputs of the foreign currency derivatives include interest rates, currency rates, time value, default rates, and potentially unobservable inputs. Municipal securities are valued using recently executed transactions, market price quotations, and pricing models, which factor in interest rates and bond or default risk spreads. U.S. Treasuries and corporate bonds are valued through quoted market prices.
Underlying assets of our real estate funds primarily consisted of investment properties valued by independent appraisals as there are no observable markets for these investments. Key inputs included revenue and expense growth rates, terminal capitalization rates, and discount rates.
The following table summarizes the changes in plan assets measured at fair value using Level 3 inputs. Realized and unrealized gains and losses in plan assets are reported in other comprehensive income.

	Commingled Equity and Fixed Income	Private Equity Funds	Hedge Funds	Real Estate	Total

Beginning balance at January 1, 2012	$37,546	$9,323	$45,495	$16,678	$109,042
Actual return on plan assets
Assets still held at December 30, 2012	391	—	542	—	933
Assets sold during the period	46	604	—	721	1,371
Purchases, sales, and settlements	(3,104)	(6,051)	11,250	(17,399)	(15,304)
Transfers in and/or out of level 3	1,716	—	—	—	1,716

Ending balance at December 30, 2012	$36,595	$3,876	$57,287	$—	$97,758
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 30, 2012.
Defined Contribution Plans
We sponsor a 401(k) savings plan in which substantially all of the employees are eligible to participate.  Expense recorded for employer matching contributions under this plan totaled $3,615, and $3,307 in 2011 and 2010. There was no Company match in 2012.
We also have a supplemental executive retirement plan for officers designed to supplement benefits available under our 401(k) savings plan. Contributions are discretionary and are based on a percentage of participants' annual compensation, which includes base salary and annual cash incentive awards. Accounts are also credited with an investment return. There was no contribution made in 2012; however, expense was reversed due to the departure of one nonvested participant. Expense recorded for this plan totaled $(245), $423, and $281 in 2012, 2011, and 2010.

NOTE 15 – POSTRETIREMENT HEALTHCARE BENEFITS
In addition to providing pension benefits, we previously provided certain healthcare benefits for eligible retired employees. In 2011, we terminated our postretirement healthcare plan and no longer offer medical benefits to currently retired employees. Because the elimination of these benefits reduced benefits previously earned, this action was treated as a negative plan amendment that reduced the accumulated postretirement benefit obligation.
In addition, the plan amendment also resulted in the immediate recognition of previously unrecognized prior service credits and actuarial losses, which was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

Change in Benefit Obligation	2011

Benefit obligation at beginning of year	$5,852
Interest cost	161
Amendment	(5,074)
Actuarial gain	(122)
Net benefits paid	(817)

Benefit obligation at end of year	$—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Losses
Net Postretirement Benefit Cost	2011	2010

Interest cost	$161	$385
Amortization of prior service credits	(27,695)	(4,598)
Amortization of net actuarial losses	4,120	487

Total net periodic benefit cost	$(23,414)	$(3,726)

Other Changes in Benefit Obligation Recognized in Other Comprehensive Losses Before Tax
Net actuarial (gain) loss	$(122)	$95
Prior service credit	(5,074)	(2,465)
Prior service credit recognized	27,695	4,598
Net actuarial loss recognized	(4,120)	(487)

Total recognized in other comprehensive losses	$18,379	$1,741

Total recognized in net periodic benefit cost and other comprehensive losses	$(5,035)	$(1,985)
The weighted-average discount rate used for net periodic benefit cost in 2011 and 2010 was 4.00% and 4.75%.

NOTE 16 – SEGMENT REPORTING
Since the January 2012 restructuring announcement, we analyzed our operations, organizational structure, and portfolio of products and services and, as a result, we combined the Commercial Markets, Financial Services, and Industrial business units into one consolidated business unit, Business Solutions.
We re-evaluated our reportable segments based upon the new management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources. As a result, we determined that the Company now manages and reports its businesses in the following two reportable segments:
Healthcare - The Healthcare segment serves hospitals and other providers of healthcare and related services. The solutions portfolio includes marketing communications, patient information, and patient identification & safety solutions. Legacy products are dominated by clinical documents and administrative forms.
Business Solutions - The Business Solutions segment serves customers in the financial services, commercial, and industrial markets. The solutions portfolio includes customer communications, marketing communications, on-demand publishing, and product marking & labeling solutions. Legacy products are dominated by traditional business forms and transactional labels.
We have revised our segment information for prior periods to conform to the current period presentation.

Under our current operating model, the majority of our manufacturing, printing, warehousing, and distribution functions are managed under a shared-services model and are therefore not specific to a particular reportable segment. Each business unit is supported by our shared services group comprised of manufacturing, supply chain, and client satisfaction, as well as finance, technology, and other corporate functions. The profitability measure we use to assess segment performance is segment operating income and excludes items listed in the following reconciliation that are not allocated to segment operating income.
Production costs for our manufacturing and supply chain shared services functions are accumulated on a customer basis and reported in the applicable business unit's cost of sales. Our business units incur a portion of SG&A directly. Each business unit also receives an allocation of SG&A expense as follows:

•
Each business unit has its own sales regions. Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit. We use an activity-based method to allocate expense associated with our client satisfaction function to business units.

•	Finance, technology, and other corporate general and administrative expenses are allocated based on the business unit's budgeted revenue as a percentage of actual consolidated revenue.

•	General and administrative expense of our remaining shared services is allocated based on a percentage of actual revenue.
As a result of our shared-services model, our segments do not have separately identified assets and depreciation expense is part of the allocations. Asset information is not provided as part of the business unit's discrete financial information. The accounting policies of the segments are the same as those described in Note 1. No single customer provided more than 10% of the Company's consolidated revenue in any of the years presented. Currently, one financial customer accounts for approximately 10% of the Business Solution segment's revenue.
Information about our operations by reportable segment is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2012	$215,883	$386,105	$601,988
	2011	236,772	411,337	648,109
	2010	250,963	417,414	668,377
Operating income	2012	$12,704	$8,077	$20,781
	2011	14,475	3,483	17,958
	2010	19,575	3,589	23,164
Depreciation and amortization	2012	$8,285	$13,722	$22,007
	2011	8,011	13,798	21,809
	2010	8,390	14,865	23,255
Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2012	2011	2010

Segment operating income	$20,781	$17,958	$23,164
Restructuring and other exit costs	(4,278)	(5,198)	(1,733)
Net pension periodic benefit cost	(22,067)	(23,199)	(17,587)
Unallocated portion of postretirement credit	—	15,164	—
Other unallocated	(324)	1,106	51
Total other expense	(2,650)	(1,834)	(2,522)
(Loss) income before income taxes	$(8,538)	$3,997	$1,373

Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Revenue by the products and services we provide is as follows:

	2012	2011	2010
Print	$366,127	$391,486	$407,473
Labels	105,680	108,547	104,511
Software	8,924	9,487	10,371
Services	73,177	87,466	95,124
Other	48,080	51,123	50,898

Total consolidated revenue	$601,988	$648,109	$668,377

NOTE 17 – COMMITMENTS AND CONTINGENCIES

We do not have any significant purchase agreements with suppliers extending beyond normal quantity requirements or significant purchase commitments for capital improvements at December 30, 2012.

The majority of our purchase commitments relate to annual software license fees and outsourced information technology and telecommunication services. At December 30, 2012, we have multiple years remaining on purchase commitments of $6,437.  Certain supply contracts contain penalty provisions for early termination.  At December 30, 2012, the early termination penalties total approximately $3,555.

We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $11,301 in 2012, $12,579 in 2011, and $13,778 in 2010.  Future minimum payments under existing noncancelable leases at December 30, 2012 are as follows:

2013	$7,870
2014	4,499
2015	3,553
2016	1,297
2017	609
Later years	—
Total	$17,828
Contingencies
We have outstanding letters of credit as of December 30, 2012 totaling $3,996, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.
In the opinion of management, no litigation or claims are pending against the Company that will have a material effect on its financial condition, results of operations, or cash flows. The Company is subject to laws and regulations relating to the protection of the environment and is party to environmental actions that have arisen in the ordinary course of business. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Total environmental costs included in SG&A expense was $393, $203, and ($803) in 2012, 2011, and 2010. The amount of liability recorded is based on an evaluation of currently available facts and is reviewed periodically. Actual expenses incurred in future periods may vary from current estimates, given the inherent uncertainties in estimating the extent of necessary remediation efforts.
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
The Company participates with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio. The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”). A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches. At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach being considered by the U.S. Environmental Protection Agency. We have an undiscounted long-term liability of $2,640 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

NOTE 18 – SUBSEQUENT EVENTS
The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A – CONTROLS AND PROCEDURES
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of December 30, 2012.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 30, 2012.
Changes in Internal Control
During the fourth quarter of fiscal 2012, there have been no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION
None

PART III

Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2013.

Item 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2013.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2013.
The following table summarizes information as of December 30, 2012 regarding equity securities that have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	3,543,391	$6.46	2,393,189

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2013.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 25, 2013.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements
The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets - December 30, 2012 and January 1, 2012.
Consolidated Statements of Income- Years ended December 30, 2012, January 1, 2012, and January 2, 2011.
Consolidated Statements of Comprehensive Income - Years ended December 30, 2012, January 1, 2012, and January 2, 2011.
Consolidated Statements of Shareholders' (Deficit) Equity - Years ended December 30, 2012, January 1, 2012, and January 2, 2011.

Consolidated Statements of Cash Flows - Years ended December 30, 2012, January 1, 2012, and January 2, 2011.
Notes to Consolidated Financial Statements.

2.	No other financial statement schedules are included because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.	Exhibits
The exhibits as listed on the accompanying index to exhibits are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

THE STANDARD REGISTER COMPANY

By: /S/ JOSEPH P. MORGAN, JR.
Joseph P. Morgan, Jr
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on February 21, 2013:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on February 21, 2013, as attorney-in-fact for the following directors of the Registrant:

D. P. Bailis R. W. Begley, Jr
J. D. Klapstein R. E. McCarthey J. P. Morgan, Jr. J. J. Schiff, Jr. J. Q. Sherman, II

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

10.6	The Second Amendment to The Standard Register Company Supplemental Executive Retirement Plan Plan, incorporated by reference from Form 8-K filed on February 24, 2012.

10.7	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.8	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

10.9
First Amendment to The Standard Register Company Management Incentive Compensation Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.10	The Third Amendment to The Standard Register Company Management Incentive Compensation Plan, incorporated by reference from Form 10-Q for the period ended July 3, 2011.

10.11	The Standard Register Company 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2002.

10.12
The Standard Register Company Amended and Restated 2002 Equity Incentive Plan incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 23, 2009.

10.13	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.

10.14	The Standard Register Company 2011 Equity Incentive Plan incorporated by reference from Form 10Q for the period ended July 3, 2011.

10.15	Form of Severance Agreement, incorporated by reference from Form 8-K filed on March 6, 2012.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of David P. Bailis, R. W. Begley, Jr., Julie D. Klapstein, R. Eric McCarthey, J. J. Schiff, Jr., and J. Q. Sherman, II.

CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL RELATED DOCUMENTS

101
The following financial information from The Standard Register Company Annual Report on Form 10-K for the period ended December 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Equity, and Notes to Consolidated Financial Statements