Form 10-Q
period 2013-03-31
STANDARD REGISTER CO
filed 2013-05-03
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At March 31, 2013, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	26,173,540 shares
Class A stock, $1.00 par value	4,725,000 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
REVENUE
Products	$125,260	$138,901
Services	16,360	18,748
Total revenue	141,620	157,649
COST OF SALES
Products	90,441	98,104
Services	9,259	11,344
Total cost of sales	99,700	109,448
GROSS MARGIN	41,920	48,201
OPERATING EXPENSES
Selling, general and administrative	42,592	50,215
Pension settlement	—	983
Restructuring and other exit costs	626	1,122
Total operating expenses	43,218	52,320
LOSS FROM OPERATIONS	(1,298)	(4,119)
OTHER INCOME (EXPENSE)
Interest expense	(624)	(704)
Other income (expense)	(1)	16
Total other expense	(625)	(688)
LOSS BEFORE INCOME TAXES	(1,923)	(4,807)
INCOME TAX EXPENSE	127	305
NET LOSS	$(2,050)	$(5,112)
BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.18)
Dividends per share declared for the period	$—	$0.05

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
NET LOSS	$(2,050)	$(5,112)
Other comprehensive income, net of tax:
Actuarial loss	—	(392)
Actuarial loss reclassification	6,898	6,395
Cumulative translation adjustment	246	(183)
Total other comprehensive income, net of tax	$7,144	$5,820
COMPREHENSIVE INCOME	$5,094	$708

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	March 31, 2013	December 30, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,063	$1,012
Accounts receivable, net of allowance of $2,227 and $2,312	99,768	104,513
Inventories, net	44,718	44,281
Prepaid expense	10,244	9,248
Total current assets	155,793	159,054

PLANT AND EQUIPMENT
Land	1,900	1,900
Buildings and improvements	65,370	65,259
Machinery and equipment	182,090	182,830
Office equipment	157,779	156,596
Construction in progress	5,465	2,886
Total	412,604	409,471
Less accumulated depreciation	353,931	350,548
Total plant and equipment, net	58,673	58,923

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	5,660	5,933
Deferred tax asset	22,765	22,765
Other	5,424	5,773
Total assets	$255,771	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' DEFICIT	March 31, 2013	December 30, 2012
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$45,957	$2,361
Accounts payable	29,108	29,237
Other current liabilities	42,025	43,234
Total current liabilities	117,090	74,832

LONG-TERM LIABILITIES
Long-term debt	4,980	49,159
Pension benefit liability	245,349	252,665
Deferred compensation	3,345	3,498
Environmental liabilities	3,697	3,986
Other long-term liabilities	2,608	2,624
Total long-term liabilities	259,979	311,932

COMMITMENTS AND CONTINGENCIES - See Note 11

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 26,876 and 26,528 shares	26,876	26,528
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 4,725 shares	4,725	4,725
Capital in excess of par value	68,000	67,880
Accumulated other comprehensive loss	(224,474)	(231,618)
Retained earnings	53,811	55,861
Treasury stock at cost: 2,021 shares	(50,236)	(50,236)
Total shareholders' deficit	(121,298)	(126,860)
Total liabilities and shareholders' deficit	$255,771	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,050)	$(5,112)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	5,066	5,822
Restructuring and other exit costs	626	1,122
Pension benefit cost	6,242	6,184
Other	285	1,043
Changes in operating assets and liabilities:
Accounts and notes receivable	4,688	5,722
Inventories	(437)	(2,374)
Restructuring payments	(565)	(1,653)
Accounts payable and other current liabilities	(780)	7,829
Pension contributions	(6,660)	(9,010)
Other assets and liabilities	(1,542)	(3,121)
Net cash provided by operating activities	4,873	6,452
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(4,389)	(713)
Proceeds from sale of equipment	77	8
Net cash used in investing activities	(4,312)	(705)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(629)	(3,389)
Additions to short-term notes payable	500	—
Principal payments on long-term debt	(592)	(724)
Dividends paid	—	(1,470)
Other	—	(5)
Net cash used in financing activities	(721)	(5,588)
Effect of exchange rate changes on cash	211	(194)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51	(35)
Cash and cash equivalents at beginning of period	1,012	1,569
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,063	$1,534
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$138	$—

See accompanying notes.

THE STANDARD REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (collectively, the Company) after elimination of intercompany transactions, profits, and balances. The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 30, 2012 (Annual Report). In our opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – REVERSE STOCK SPLIT
On April 25, 2013, our shareholders approved a 1-for-5 reverse stock split of our outstanding shares of Common and Class A Stock that will be effective May 10, 2013. This will result in a reduction of our Common Stock issued and outstanding from 26,876 shares to approximately 5,375 shares, and a reduction in our Class A Stock issued and outstanding from 4,725 shares to approximately 945 shares. The reverse stock split will affect all shareholders of the Company's stock uniformly, but should not materially affect any shareholder’s percentage of ownership interest. The par value of our Common Stock and Class A Stock will remain unchanged at $1.00 per share and the number of authorized shares will remain the same after the reverse stock split.
As the par value per share of the Company's stock will remain unchanged at $1.00 per share, approximately $25,281 will be reclassified to capital in excess of par value. In connection with this reverse stock split, the number of shares of Common Stock underlying outstanding share-based awards will also be proportionately reduced while the exercise prices of stock options will be proportionately increased.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2013, we adopted Accounting Standards Update (ASU) 2013-2, which requires additional disclosure of information related to changes in our accumulated other comprehensive loss by component and significant items reclassified out of our accumulated other comprehensive loss.
Changes in accumulated other comprehensive loss, net of deferred taxes, for the period ended March 31, 2013 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(192)	$(231,426)	$(231,618)
Other comprehensive income before reclassifications	246	—	246
Amounts reclassified from accumulated other comprehensive loss	—	6,898	6,898
Net current-period other comprehensive income	246	6,898	7,144
Balance end of period	$54	$(224,528)	$(224,474)
During 2013, 6,898 of net actuarial loss was amortized from accumulated other comprehensive loss into net periodic benefit cost (see Note 8 Pension Plans). Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit related to amounts recorded to or reclassified out of accumulated other comprehensive loss.

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS
In late 2011, we developed a strategic restructuring program that was announced in January 2012. Costs of the two-year program include employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that include fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that will replace select software applications.
Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$6,177	$—	$6,177
Contract exit and termination costs	557	—	247
Other associated exit costs	3,300	25	3,325
Total	$10,034	$25	$9,749
In March of 2013 we announced plans for a new digital print, kitting, and distribution center which is expected to be operational by the third quarter of 2013. To take full advantage of the enhanced capabilities and to support customer requirements, some operations from existing facilities will be transferred to the new center. While certain facilities will close at the end of their current lease term, the company will maintain local presence in the current manufacturing and distribution network to meet customer needs, but in a smaller footprint. Costs of the initiative include employee separation costs for severance and relocation expense as we move a portion of our operations to the new facility and other associated exit costs, primarily for equipment and inventory relocation.
Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$875	$601	$601
Other associated exit costs	1,725	—	—
Total	$2,600	$601	$601
Restructuring and other exit costs in 2012 also included costs from a completed restructuring plan that were required to be expensed as incurred. These amounts were not material.
Restructuring Liability
A summary of activity in the restructuring liability is as follows:

	Balance 2012	Accrued in 2013	Incurred in 2013	Balance 2013
Employee separation costs	$1,350	$601	$(524)	$1,427
Contract exit and termination costs	21	—	(16)	5
Total	$1,371	$601	$(540)	$1,432

NOTE 5 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	March 31, 2013	December 30, 2012
Accrued compensation	$13,309	$13,996
Deferred revenue	5,198	6,020
Accrued non-income taxes	3,714	3,885
Current portion of pension	2,058	2,058
Accrued customer rebates	4,876	4,814
Other current liabilities	12,870	12,461
Total	$42,025	$43,234

NOTE 6 – LONG TERM DEBT
Our existing credit facility expires in March 2014; therefore, the $43,000 of debt currently outstanding on this facility is classified as a current liability in the accompanying consolidated balance sheet. We are currently renegotiating with our banking partners and anticipate completing a new credit agreement later in 2013 or early 2014.

NOTE 7 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
(Shares in thousands)	March 31, 2013	April 1, 2012
Weighted-average shares outstanding - basic and diluted	29,358	29,117
Due to the net loss incurred for the 13-week periods ending on March 31, 2013, and April 1, 2012, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 8 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $469 and $703 for the periods ended March 31, 2013, and April 1, 2012.

NOTE 9 – PENSION PLANS
Net periodic benefit cost includes the following components:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Interest cost	$4,552	$5,042
Expected return on plan assets	(5,208)	(5,626)
Amortization of net actuarial losses	6,898	5,785
Settlement loss	—	983
Total	$6,242	$6,184
As a result of associates retiring in 2012 and electing a lump-sum payment of their pension benefits under our non-qualified retirement plan, we recognized a non-cash settlement loss during the first quarter of 2012. A pension settlement is recorded when the total lump sum payments for a year exceed total service and interest costs to be recognized for that year. As part of the settlement, we recognized a pro-rata portion of the unrecognized net losses included in accumulated other comprehensive loss equal to the percentage reduction in the pension benefit obligation.

NOTE 10 – SEGMENT REPORTING
Information about our operations by reportable segment for the 13-week periods ended March 31, 2013 and April 1, 2012 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$49,495	$92,125	$141,620
	2012	57,050	100,599	157,649
Operating income	2013	$2,136	$2,934	$5,070
	2012	2,568	672	3,240
Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Segment operating income	$5,070	$3,240
Restructuring and other exit costs	(626)	(1,122)
Net pension periodic benefit cost	(6,242)	(6,184)
Other unallocated	500	(53)
Total other expense	(625)	(688)
Loss before income taxes	$(1,923)	$(4,807)

NOTE 11 – COMMITMENTS AND CONTINGENCIES
In March 2013, we entered into an operating lease for a new digital print, kitting, and distribution center. The term of the lease is seven years but includes an exit right after five years with payment of an exit fee. Payments under the lease are approximately $1,400 per year and will begin April 1, 2013.
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
The Company participates with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio. The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”). A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches. At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach being considered by the U.S. Environmental Protection Agency. We have an undiscounted long-term liability of $2,382 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

NOTE 13 – INCOME TAXES
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit. Tax expense for 2013 and 2012 reflects state tax liabilities derived from a tax base other than net income and foreign taxes in Mexico.

NOTE 14 – SUBSEQUENT EVENTS
The Company has evaluated for disclosure all subsequent events through the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts)

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events. Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

•	decline in traditional print and related services

•	adoption of electronic health records (EHR)

•	expansion in our solutions

•	future pension funding requirements and amortization of actuarial gains and losses

•	investing in our employees

•	2013 priorities

•	future financial condition, revenue trends, and cash flows

•	projected costs or cost savings related to our restructuring plans

•	ability to realize deferred tax assets

•	2013 capital expenditures

•	business strategy.
Because forward-looking statements deal with future events, actual results for fiscal year 2013 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to:

•	our access to capital for expanding our solutions

•	the pace at which digital technologies and EHR adoption erode the demand for certain products and services

•	the success of our plans to deal with the threats and opportunities brought by digital technology and EHR adoption

•	results of cost-containment strategies and restructuring programs

•	our ability to attract and retain key personnel

•	variation in demand and acceptance of the Company's products and services

•	frequency, magnitude, and timing of paper and other raw material price changes

•	timing of the completion and integration of acquisitions

•	general business and economic conditions beyond our control

•	consequences of competitive factors in the marketplace including the ability to attract and retain customers.
These forward-looking statements are based on current expectations and estimates. We cannot assure that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely. You should read this Management's Discussion and Analysis in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included on Form 10-K for the year ended December 30, 2012 (Annual Report).

This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the first quarter of 2013 as compared with the same period of 2012.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report. Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates. For a detailed discussion of these critical accounting estimates, see the Management's Discussion and Analysis included in our Annual Report. There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report. We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS
The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations, supplemented by a discussion of segment results where appropriate.  We are providing detail of revenue for each of our solutions which we believe is relevant to an understanding of our results of operations. Further discussion of our solutions is contained under the caption "Business" in Item 1 of our 2012 Annual Report.
Consolidated Results
The following table presents “Non-GAAP net income,” which is a non-GAAP financial measure and represents net income excluding pension loss amortization, pension settlements, restructuring charges, and certain adjustments to the deferred tax valuation allowance. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making. This presentation is similar to the manner in which our Board of Directors internally evaluates performance.

The following table reconciles our consolidated net loss to net income presented on a non-GAAP basis.

	2013	% Change	2012
Revenue	$141.6	(10.2)%	$157.6
Cost of sales	99.7	(8.9)%	109.4
Gross margin	41.9	(13.1)%	48.2
Gross margin % of sales	29.6%		30.6%
SG&A expense	42.6	(15.1)%	50.2
Pension settlements	—		1.0
Restructuring	0.6		1.1
Other expense, net	0.6		0.7
Loss before taxes	(1.9)		(4.8)
Income tax expense	0.1		0.3
Net loss	$(2.0)		$(5.1)

Non-GAAP net income:
Net loss	$(2.0)		$(5.1)
Adjustments:
Deferred tax valuation allowance	0.8		2.2
Pension loss amortization	6.9		5.8
Pension settlements	—		1.0
Restructuring	0.6		1.1
Tax effect of adjustments (at statutory tax rates)	(3.0)		(3.1)
Non-GAAP net income	$3.3		$1.9
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

Percent Change Q1 2013 vs. Q1 2012
Units	Price & Product Mix	Total
(9)%	(1)%	(10)%
The decline in first quarter 2013 revenue over the same period in 2012 is primarily due to the net unit decrease. This is occurring most prominently within marketing solutions and document management. Our transactional documents and clinical forms along with the related services, which are primarily included within document management, continue to see decline in demand. In addition, a previously discussed financial customer is significantly impacting marketing communications and document management through a decrease in order volume of $5.4 million when compared to the first quarter of 2012. Revenue from marketing communications was impacted by a decline in same customer sales, including decreases due to one-time sales in the first quarter of 2012.
We expect the decline in revenue to slow during the rest of 2013.
The following table quantifies the changes in consolidated revenue for each of our solutions:

	2013	% Chg	2012
Marketing Communications	$36.6	(17.0)%	$44.1
Customer Communications	7.7	(4.9)%	8.1
Product Marking and Labeling	22.1	1.8%	21.7
Patient Identification and Safety	8.0	(7.0)%	8.6
Patient Information Solutions	4.2	27.3%	3.3
Document Management	63.0	(12.3)%	71.8
	$141.6	(10.2)%	$157.6

Cost of Sales and Gross Margin
Cost of sales decreased in the first quarter of 2013 when compared with the same period of 2012, primarily due to lower unit sales volume. Gross margin as a percent of revenue decreased during the quarter due to lower unit volume reducing the absorption of fixed costs, pricing pressures, and increased costs associated with newly-acquired customers. This impact is being partially offset by savings from our restructuring activities as well ongoing cost saving initiatives, which have allowed us to more closely match our cost structure to our reduced volume.
Selling, General and Administrative Expense
SG&A expense for the first quarter of 2013 was $7.6 million or approximately 15 percent lower when compared with the first quarter of 2012. This decrease reflects the savings from our 2011 restructuring plan as well as additional cost saving initiatives. We are seeing savings primarily in the areas of compensation and employee-related expenses, benefits, various fees and services, and facility costs. A portion of these savings was offset by an increase in amortization of pension actuarial losses of $1.1 million over the first quarter of 2012.
Restructuring and Other Exit Costs
In late 2011, we developed a strategic restructuring program that was announced in January 2012. When fully implemented at the end of 2013, the restructuring program is expected to result in an estimated $60 million of savings annually. Our current estimate of total costs is approximately $10 million, all but $0.3 million of which has already been recorded to restructuring expense to date.
In March of 2013 we initiated plans for a new digital print, kitting, and distribution center which is expected to be operational by the third quarter of 2013. To take full advantage of the enhanced capabilities and support customer requirements, some operations from existing facilities will be transferred to the new center. While certain facilities will close at the end of their current lease term, the company will maintain a local presence in the current manufacturing and distribution network to meet customer needs. The total cost of the plan is expected to be $2.6 million, and the costs will be incurred from 2013 through 2015. Costs of the initiative include employee separation costs for severance and relocation expense as we move a portion of our operations to the new facility and other associated exit costs, primarily for equipment and inventory relocation. To date, $0.6 million of expense has been recorded related to employee severance costs.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit. Tax expense for 2013 and 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments:

	2013	% Chg	2012
Revenue
Healthcare	$49.5	(13.2)%	$57.0
Business Solutions	92.1	(8.4)%	100.6
Consolidated Revenue	$141.6	(10.2)%	$157.6

		% Rev		% Rev
Operating Income
Healthcare	$2.1	4.2%	$2.6	4.6%
Business Solutions	2.9	3.1%	0.7	0.7%
Segment Operating Income (1)	$5.0	3.5%	$3.3	2.1%

(1) A reconciliation of segment operating income to consolidated loss from operations is provided in Note 9- Segment Reporting of the Notes to Financial Statements.

Healthcare
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to an increase or decrease in revenue:

Percent Change Q1 2013 vs. Q1 2012
Units	Price & Product Mix	Total
(12)%	(1)%	(13)%

Healthcare revenue for the first quarter of 2013 declined a total of $7.5 million when compared with the first quarter of 2012, primarily due to a net unit decrease. Revenue from document management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, drove the decline, decreasing $6.1 million or approximately 21 percent. As more hospitals progress in their adoption of electronic health records, we will continue to see decline in document management. Marketing communications also contributed to the unit decline in 2013 due to a combination of one-time sales in 2012 and a decline in existing customer order volume. A portion of these declines was offset by an increase in revenue from our patient information solutions due to additional sales of iMedConsent as well as other new technology sales.
The following table quantifies the changes in revenue for each of this segment's solutions:

	2013	% Chg	2012
Marketing Communications	$13.9	(10.9)%	$15.6
Patient Identification & Safety	8.0	(7.0)%	8.6
Patient Information Solutions	4.2	27.3%	3.3
Document Management	23.4	(20.7)%	29.5
	$49.5	(13.2)%	$57.0
Operating income
Despite the decline in revenue, operating profit only declined slightly by $0.5 million. Savings from the restructuring program and other cost savings initiatives in recent years offset a portion of this decline.

Business Solutions
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change Q1 2013 vs. Q1 2012
Units	Price & Product Mix	Total
(7)%	(1)%	(8)%
Business Solutions revenue declined $8.5 million or approximately 8 percent in the first quarter of 2013 when compared with the first quarter of 2012; however, the largest portion of this decline is a unit decrease from a previously discussed significant financial customer. In the first quarter of 2013 this decline totaled $5.4 million, with $3.0 million impacting document management, which primarily includes transactional printed documents and related services, and $2.4 million affecting marketing solutions. The remaining reduction in marketing solutions is largely the result of declines in order volume with existing customers.

The following table quantifies the changes in revenue for each of this segment's solutions:

	2013	% Chg	2012
Marketing Communications	$22.7	(20.4)%	$28.5
Customer Communications	7.7	(4.9)%	8.1
Product Marking and Labeling	22.1	1.8%	21.7
Document Management	39.6	(6.4)%	42.3
	$92.1	(8.4)%	$100.6
Operating income
Operating income increased from $0.7 million in the first quarter of 2012 to $2.9 million in the first quarter of 2013, despite the decline in revenue. Operating income has improved significantly as savings from the restructuring program and other cost savings initiatives are having a positive impact.

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
Cash Flows
Overall, cash flow on a net debt basis was positive by $0.7 million for the first quarter of 2013. Summarized Statements of Cash Flows are presented below:

	13 Weeks Ended
	March 31, 2013	April 1, 2012
Net cash provided by operating activities	$4.9	$6.5
Net cash used in investing activities	(4.3)	(0.7)
Net cash used in financing activities	(0.7)	(5.6)
Effect of exchange rate on changes in cash	0.2	(0.2)
Net change in cash	$0.1	$—
Memo:
Add back credit facility repaid	0.6	3.4
Cash flow on a net debt basis	$0.7	$3.4
Operating activities
Net cash provided by operating activities was $4.9 million for the first quarter of 2013 as we continue to manage working capital requirements. While payments for restructuring have slowed as our 2011 plan winds down, we expect spending to increase during the year due to our restructuring plan initiated in March of 2013.
Contributions to the Company’s qualified pension plan were $5.8 million in the first quarter of 2013 compared to $7.0 million in the same quarter for 2012. The minimum funding requirement for 2013 is $26.8 million, of which $2.0 million was contributed in 2012, allowing us to lower our cash outlay in the first quarter of 2013.
Investing activities
Net cash used in investing activities was primarily driven by capital expenditures. Capital expenditures in 2013 are primarily related to planned upgrades and changes to our IT infrastructure necessary to grow and support our solutions.
Financing activities
Net cash used by financing activities was minimal in the first quarter of 2013, with the primary use of cash being payments toward capital leases and the Credit Facility.

As of March 31, 2013, we had $32.8 million available under the Credit Facility. We believe that the combination of our ability to generate cash and to borrow under our Credit Facility will be sufficient to fund our operations, including cash outlays for required pension contributions, capital expenditures, restructuring payments, and investments in growth initiatives over the next year.  We believe our major long-term cash requirements consist of funding our pension plan and necessary investments aimed at transforming and supporting our product portfolio.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.
Our existing credit facility expires in March 2014; therefore, the $43.0 million of debt is classified as a current liability in the accompanying consolidated balance sheet. We are currently renegotiating with our banking partners and anticipate completing a new credit agreement later in 2013 or early 2014.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of March 31, 2013.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the first quarter of fiscal 2013, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A – RISK FACTORS
Not applicable

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 – MINE SAFETY DISCLOSURES
Not applicable

Item 5 – OTHER INFORMATION
None.

Item 6 – EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3	Articles of incorporation and bylaws	Not applicable

4	Instruments defining the rights of security holders, including indentures	Not applicable

10.1	Lease agreement between River Ridge Crossdock 700, LLC, and The Standard Register Company, dated March 20, 2013.	Included

11	Statement re: computation of per share earnings	Not applicable

15	Letter re: unaudited interim financial information	Not applicable

18	Letter re: change in accounting principles	Not applicable

19	Report furnished to security holders	Not applicable

22	Published reports regarding matters submitted to vote of security holders	Not applicable

23	Consent of Independent Registered Public Accounting Firm	Included

24	Power of attorney	Not applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Report of Independent Registered Public Accounting Firm	Included

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements
Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2013

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)