Form 10-Q
period 2013-06-30
STANDARD REGISTER CO
filed 2013-08-09
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At June 30, 2013, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	5,229,793 shares
Class A stock, $1.00 par value	944,996 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
REVENUE
Products	$120,431	$135,376	$245,691	$274,232
Services	16,386	19,691	32,746	38,484
Total revenue	136,817	155,067	278,437	312,716
COST OF SALES
Products	88,233	97,221	178,674	195,299
Services	9,529	11,252	18,788	22,622
Total cost of sales	97,762	108,473	197,462	217,921
GROSS MARGIN	39,055	46,594	80,975	94,795
OPERATING EXPENSES
Selling, general and administrative	42,794	45,380	85,386	95,595
Pension settlement	—	—	—	983
Restructuring and other exit costs	193	1,490	819	2,612
Total operating expenses	42,987	46,870	86,205	99,190
LOSS FROM OPERATIONS	(3,932)	(276)	(5,230)	(4,395)
OTHER INCOME (EXPENSE)
Interest expense	(530)	(685)	(1,154)	(1,389)
Other income	59	23	58	39
Total other expense	(471)	(662)	(1,096)	(1,350)
LOSS BEFORE INCOME TAXES	(4,403)	(938)	(6,326)	(5,745)
INCOME TAX EXPENSE	307	197	434	502
NET LOSS	$(4,710)	$(1,135)	$(6,760)	$(6,247)
BASIC AND DILUTED LOSS PER SHARE	$(0.80)	$(0.19)	$(1.15)	$(1.07)
Dividends per share declared for the period	$—	$—	$—	$0.25

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
NET LOSS	$(4,710)	$(1,135)	$(6,760)	$(6,247)
Other comprehensive income, net of tax:
Actuarial loss	—	—	—	(392)
Actuarial loss reclassification	6,898	5,773	13,796	12,168
Cumulative translation adjustment	(262)	250	(16)	67
Total other comprehensive income, net of tax	$6,636	$6,023	$13,780	$11,843
COMPREHENSIVE INCOME	$1,926	$4,888	$7,020	$5,596

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	June 30, 2013	December 30, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$481	$1,012
Accounts receivable, net of allowance of $2,270 and $2,312	99,423	104,513
Inventories, net	41,930	44,281
Prepaid expense	10,398	9,248
Total current assets	152,232	159,054

PLANT AND EQUIPMENT
Land	1,900	1,900
Buildings and improvements	64,791	65,259
Machinery and equipment	181,188	182,830
Office equipment	157,905	156,596
Construction in progress	7,403	2,886
Total	413,187	409,471
Less accumulated depreciation	356,877	350,548
Total plant and equipment, net	56,310	58,923

OTHER ASSETS
Goodwill	7,456	7,456
Intangible assets, net	5,453	5,933
Deferred tax asset	22,765	22,765
Other	5,384	5,773
Total assets	$249,600	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' DEFICIT	June 30, 2013	December 30, 2012
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$2,792	$2,361
Accounts payable	31,790	29,237
Other current liabilities	38,419	43,234
Total current liabilities	73,001	74,832

LONG-TERM LIABILITIES
Long-term debt	46,244	49,159
Pension benefit liability	239,410	252,665
Deferred compensation	2,907	3,498
Environmental liabilities	3,892	3,986
Other long-term liabilities	3,009	2,624
Total long-term liabilities	295,462	311,932

COMMITMENTS AND CONTINGENCIES - See Note 11

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 7,006 and 6,922 shares	7,006	6,922
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	92,159	91,266
Accumulated other comprehensive loss	(217,838)	(231,618)
Retained earnings	49,101	55,861
Treasury stock at cost: 2,021 shares	(50,236)	(50,236)
Total shareholders' deficit	(118,863)	(126,860)
Total liabilities and shareholders' deficit	$249,600	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	June 30, 2013	July 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,760)	$(6,247)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	10,004	11,970
Restructuring and other exit costs	819	2,612
Pension benefit cost	12,484	11,360
Other	1,214	1,595
Changes in operating assets and liabilities:
Accounts and notes receivable	4,847	4,470
Inventories	2,351	(642)
Restructuring payments	(1,329)	(3,646)
Accounts payable and other current liabilities	(1,682)	340
Pension contributions	(11,943)	(16,740)
Other assets and liabilities	(1,186)	(1,864)
Net cash provided by operating activities	8,819	3,208
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(6,301)	(1,239)
Proceeds from sale of equipment	88	64
Net cash used in investing activities	(6,213)	(1,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	(1,729)	(55)
Principal payments on long-term debt	(1,193)	(1,352)
Dividends paid	—	(1,500)
Other	(200)	(5)
Net cash used in financing activities	(3,122)	(2,912)
Effect of exchange rate changes on cash	(15)	66
NET DECREASE IN CASH AND CASH EQUIVALENTS	(531)	(813)
Cash and cash equivalents at beginning of period	1,012	1,569
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$481	$756
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases and additions to short term notes payable	$638	$—

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

NOTE 2 – REVERSE STOCK SPLIT
On April 25, 2013, our shareholders approved a 1-for-5 reverse stock split of our outstanding shares of Common and Class A Stock that became effective May 9, 2013. This resulted in a reduction of our Common Stock issued from 26,947,892 shares to 7,006,413 shares, and a reduction in our Class A Stock issued from 4,725,000 shares to 944,996 shares on that date. The reverse stock split affected all shareholders of the Company's stock uniformly, but did not materially affect any shareholder’s percentage of ownership interest. The par value of our Common Stock and Class A Stock remains unchanged at $1.00 per share and the number of authorized shares and treasury shares remains the same after the reverse stock split.
As the par value per share of the Company's stock remained unchanged at $1.00 per share, $23,721 was reclassified to capital in excess of par value. In connection with this reverse stock split, the number of shares of Common Stock underlying outstanding share-based awards was also proportionately reduced while the exercise prices of stock options were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2013, we adopted Accounting Standards Update (ASU) 2013-2, which requires additional disclosure of information related to changes in our accumulated other comprehensive loss by component and significant items reclassified out of our accumulated other comprehensive loss.
Changes in accumulated other comprehensive loss, net of deferred taxes, for the year-to-date period ended June 30, 2013 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(192)	$(231,426)	$(231,618)
Other comprehensive income before reclassifications	(16)	—	(16)
Amounts reclassified from accumulated other comprehensive loss	—	13,796	13,796
Net current-period other comprehensive income	(16)	13,796	13,780
Balance end of period	$(208)	$(217,630)	$(217,838)
During the 13 and 26-week periods ended June 30, 2013, $6,898 and $13,796 of net actuarial loss was amortized from accumulated other comprehensive loss into net periodic benefit cost (see Note 9 Pension Plans). Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit related to amounts recorded to or reclassified out of accumulated other comprehensive loss.

NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS
In late 2011, we developed a strategic restructuring program that was announced in January 2012. Costs of the two-year program include employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that include fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that will replace select software applications. In 2013, we reversed a portion of previously accrued severance due to lower than expected costs.
Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$6,046	$(131)	$6,046
Contract exit and termination costs	557	24	271
Other associated exit costs	3,500	146	3,471
Total	$10,103	$39	$9,788
In 2013 we opened a new digital print and distribution center. To take full advantage of the enhanced capabilities and to support customer requirements, some operations from existing facilities will be transferred to the new center. While certain facilities will close at the end of their current lease term, the company will maintain local presence in the current manufacturing and distribution network to meet customer needs, but in a smaller footprint. Costs of the initiative include employee separation costs for severance and relocation expense as we move a portion of our operations to the new facility and other associated exit costs, primarily for equipment and inventory relocation.
Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$875	$608	$608
Other associated exit costs	1,725	172	172
Total	$2,600	$780	$780
Restructuring and other exit costs in 2012 also included costs from a completed restructuring plan that were required to be expensed as incurred. These amounts were not material.
Restructuring Liability
A summary of activity in the restructuring liability is as follows:

	Balance 2012	Accrued in 2013	Incurred in 2013	Reversed in 2013	Balance 2013
Employee separation costs	$1,350	$608	$(966)	$(131)	$861
Contract exit and termination costs	21	—	(21)	—	—
Total	$1,371	$608	$(987)	$(131)	$861

NOTE 5 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	June 30, 2013	December 30, 2012
Accrued compensation	$12,364	$13,996
Deferred revenue	4,820	6,020
Accrued non-income taxes	3,779	3,885
Current portion of pension	2,058	2,058
Accrued customer rebates	4,184	4,814
Other current liabilities	11,214	12,461
Total	$38,419	$43,234

NOTE 6 – LONG TERM DEBT
On August 1, 2013, the Company entered into an amended and restated loan and security agreement (Revolving Credit Facility) which amended the terms of the Company’s existing $100,000 senior secured revolving credit facility that would have matured in March 2014. The Revolving Credit Facility provides for borrowings up to $125,000 through August 1, 2018. At the time of amendment of the Company’s existing revolving credit facility, $47,118 was outstanding. This amount was immediately transferred to the Revolving Credit Facility.
The Revolving Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets. The Revolving Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 12.5% of aggregate commitments or $12,500, whichever is greater.
The Revolving Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans. Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 1.75% to 2.25% based on our level of liquidity. Payment of interest on base rate loans is based on the prime rate plus .75% to 1.25% based upon our level of liquidity. We are also required to pay a fee on the unused portion of the Revolving Credit Facility payable at an annual rate of .25% if the unused portion is less than 50% of the aggregate commitment or .375% if the unused portion is greater than or equal to 50% of the aggregate commitment.

NOTE 7 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
(Shares in thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Weighted-average shares outstanding - basic and diluted	5,925	5,840	5,898	5,831
Due to the net loss incurred for the 13 and 26-week periods ending on June 30, 2013, and July 1, 2012, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 8 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $507 and $590 for the 13-week periods ended June 30, 2013, and July 1, 2012. Total share-based compensation expense was $976 and $1,292 for the 26-week periods ended June 30, 2013 and July 1, 2012.
On August 7, 2013, the Company awarded 217,807 shares of performance-based restricted stock and 112,243 shares of service-based restricted stock.

NOTE 9 – PENSION PLANS
Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest cost	$4,552	$5,028	$9,104	$10,070
Expected return on plan assets	(5,208)	(5,625)	(10,416)	(11,251)
Amortization of net actuarial losses	6,898	5,773	13,796	11,558
Settlement loss	—	—	—	983
Total	$6,242	$5,176	$12,484	$11,360
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

NOTE 10 – SEGMENT REPORTING
Information about our operations by reportable segment for the 13-week periods ended June 30, 2013 and July 1, 2012 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$48,176	$88,641	$136,817
	2012	54,763	100,304	155,067
Operating income	2013	$1,769	$894	$2,663
	2012	3,774	2,613	6,387
Information about our operations by reportable segment for the 26-week periods ended June 30, 2013 and July 1, 2012 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$97,671	$180,766	$278,437
	2012	111,813	200,903	312,716
Operating income	2013	$3,905	$3,828	$7,733
	2012	6,342	3,285	9,627
Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Segment operating income	$2,663	$6,387	$7,733	$9,627
Restructuring and other exit costs	(193)	(1,490)	(819)	(2,612)
Net pension periodic benefit cost	(6,242)	(5,176)	(12,484)	(11,360)
Other unallocated	(160)	3	340	(50)
Total other expense	(471)	(662)	(1,096)	(1,350)
Loss before income taxes	$(4,403)	$(938)	$(6,326)	$(5,745)

NOTE 11 – COMMITMENTS AND CONTINGENCIES
In March 2013, we entered into an operating lease for a new digital print and distribution center. The term of the lease is seven years but includes an exit right after five years with payment of an exit fee. Payments under the lease are approximately $1,400 per year and began April 1, 2013.
Contingencies
The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998. The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”). In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring. In September 2010, the group entered into a new agreement creating the IWAG Group III. The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation. Based upon new investigations, it was also deemed probable that the level of participation by certain other PRPs would increase for costs expected to be incurred after 2010. At this time, an agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1,185 that we currently believe is adequate to cover our portion of the total future potential costs of remediation. We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the IWAG Group III, the length of monitoring required, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.
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

NOTE 14 – SUBSEQUENT EVENTS
On August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne) for an aggregate purchase price of one dollar. In connection with the acquisition, the Company also assumed $210,000 of WorkflowOne's existing debt under two secured credit facilities, as described below, and issued warrants that will be convertible into 2,654,952 shares of the Company's Common Stock, subject to shareholder approval. The warrants are exercisable beginning on the first business day after the date of obtaining shareholder approval and ending three months after the date of obtaining such approval. The per share exercise price of each warrant is $0.00001.
WorkflowOne provides printing, document management, distribution and marketing services to a large customer base and will initially operate as a subsidiary of Standard Register. The acquisition advances the Company's revenue position, enhances its product and solutions portfolio, broadens its customer base, improves its cost structure, and provides greater financial flexibility and stability. We expect to achieve approximately $40,000 in annual savings when the integration of the two companies is complete. We also expect to incur future material restructuring charges in conjunction with the integration; however our plan has not yet been finalized.
Debt assumed under the First Lien Credit Facility was approximately $124,000 and is secured by substantially all of the assets of the combined companies. Quarterly payments of $2,500 are due beginning September 2014 with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt will bear interest at an adjusted LIBOR plus 7.00%.
Debt assumed under the Second Lien Credit Facility was approximately $86,000 and is secured by substantially all of the assets of the combined companies. Upon the termination of the First Lien Credit Facility, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt will bear interest at an adjusted LIBOR plus 8.65%.
In addition, the Company issued $10,000 of non-interest bearing “Tranche B Second Lien Term Loans.” The final working capital amount will be calculated within 40 business days of August 1, 2013 and will determine whether this debt will be cancelled for no consideration, funded with cash placed in escrow by the seller, or a combination of the two options.
Due to the timing of the acquisition, the initial accounting for the acquisition is not yet complete and as a result, certain required disclosures cannot yet be made.

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
This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update on the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the second quarter and first half of 2013 as compared with the same period of 2012.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report. Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates. For a detailed discussion of these critical accounting estimates, see the Management's Discussion and Analysis included in our Annual Report. The following is a discussion of changes to those estimates in 2013. We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.
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
Quoted stock market prices are not available for our reporting units. Therefore, we follow an income approach utilizing a discounted cash flow methodology in order to determine the fair value of our reporting units. This approach requires us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Though we believe our assumptions are reasonable, actual results could be different from those assumed in our forecasts. Key assumptions used in our fair value calculations include:

•
Revenue and cost assumptions: We use our internal forecasts to estimate future cash flows which are based on both historical information and our most recent view of the long-term outlook for each reporting unit derived from the Company's current strategic plan. We calculate multiple outcomes which are weighted to arrive at an overall projected cash flow. Across all outcomes we assume a terminal growth rate of 0%.

•	Discount rate determination: We use an industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.
The results of our impairment test indicate that the fair values of our reporting units are greater than their carrying value and no goodwill impairment is indicated. In addition to calculating a range of possible outcomes, sensitivity analysis is performed to understand the relative impact of the key assumptions used in our calculations. If our estimate of expected cash flows had been 10% lower, or if we increased the discount rate 1%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

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
The following table reconciles our consolidated net loss to net income presented on a non-GAAP basis.

	13 Weeks Ended			26 Weeks Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Revenue	$136.8	$155.1	(11.8)%	$278.4	$312.7	(11.0)%
Cost of sales	97.8	108.5	(9.9)%	197.5	217.9	(9.4)%
Gross margin	39.0	46.6	(16.3)%	80.9	94.8	(14.7)%
Gross margin % of sales	28.5%	30.0%		29.1%	30.3%
SG&A expense	42.8	45.4	(5.7)%	85.4	95.6	(10.7)%
Pension settlements	—	—		—	1.0
Restructuring	0.2	1.5		0.8	2.6
Other expense, net	0.5	0.6		1.1	1.3
Loss before taxes	(4.5)	(0.9)		(6.4)	(5.7)
Income tax expense	0.3	0.2		0.4	0.5
Net loss	$(4.8)	$(1.1)		$(6.8)	$(6.2)

Non-GAAP net income:
Net loss	$(4.8)	$(1.1)		$(6.8)	$(6.2)
Adjustments:
Deferred tax valuation allowance	1.9	0.6		2.7	2.8
Pension loss amortization	6.9	5.7		13.8	11.5
Pension settlements	—	—		—	1.0
Restructuring	0.2	1.5		0.8	2.6
Tax effect of adjustments (at statutory tax rates)	(2.7)	(2.9)		(5.7)	(6.0)
Non-GAAP net income	$1.5	$3.8		$4.8	$5.7

Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

Percent Change Q2 2013 vs. Q2 2012			Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Total	Units	Price & Product Mix	Total
(11)%	(1)%	(12)%	(10)%	(1)%	(11)%
The decline in revenue for the first half of 2013 over the same period in 2012 is primarily due to the net unit decrease. This is occurring most prominently within marketing solutions and document management. Our transactional documents and clinical forms along with the related freight and storage services, which are primarily included within document management, continue to see decline in demand. In addition, a previously discussed financial customer is significantly impacting marketing communications and document management through a decrease in order volume of $11.4 million when compared to the first half of 2012. Revenue from marketing communications was impacted by a decline in same customer sales, including decreases due to one-time sales in the first half of 2012.
We expect the decline in revenue to slow during the rest of 2013.
The following table quantifies the changes in consolidated revenue for each of our solutions:

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$37.8	(15.2)%	$44.6	$74.4	(16.2)%	$88.8
Customer Communications	7.2	(10.0)%	8.0	14.9	(7.5)%	16.1
Product Marking and Labeling	21.7	(6.5)%	23.2	43.8	(2.4)%	44.9
Patient Identification and Safety	7.9	(10.2)%	8.8	15.9	(8.1)%	17.3
Patient Information Solutions	4.1	5.1%	3.9	8.3	15.3%	7.2
Document Management	58.1	(12.8)%	66.6	121.1	(12.5)%	138.4
	$136.8	(11.8)%	$155.1	$278.4	(11.0)%	$312.7
Cost of Sales and Gross Margin
Cost of sales decreased in the first half of 2013 when compared with the same period of 2012, primarily due to lower unit sales volume. Gross margin as a percent of revenue decreased during the quarter and year-to-date due to lower unit volume reducing the absorption of fixed costs, pricing pressures, and increased costs associated with newly-acquired customers. This impact is being partially offset by savings from our restructuring activities as well ongoing cost saving initiatives, which have allowed us to more closely match our cost structure to our reduced volume.
Selling, General and Administrative Expense
SG&A expense for the first half of 2013 was lower by $10.2 million or approximately 10.7 percent when compared with the first half of 2012. This decrease reflects the savings from our 2011 restructuring plan as well as additional cost saving initiatives. We are seeing savings primarily in the areas of compensation and employee-related expenses, benefits, and facility costs. A portion of these savings was offset by an increase in amortization of pension actuarial losses of $2.2 million over the first half of 2012.
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

In 2013 we opened a new digital print and distribution center. To take full advantage of the enhanced capabilities and to support customer requirements, some operations from existing facilities will be transferred to the new center. While certain facilities will close at the end of their current lease term, the company will maintain local presence in the current manufacturing and distribution network to meet customer needs, but in a smaller footprint. The total cost of the plan is expected to be $2.6 million, and the costs will be incurred from 2013 through 2015. Costs of the initiative include employee separation costs for severance and relocation expense as we move a portion of our operations to the new facility and other associated exit costs, primarily for equipment and inventory relocation. To date, $0.8 million of expense has been recorded related to employee severance and other associated exit costs.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit. Tax expense for 2013 and 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments:

	13 Weeks Ended				26 Weeks Ended
	June 30, 2013	% Chg	July 1, 2012		June 30, 2013	% Chg	July 1, 2012
Revenue
Healthcare	$48.2	(12.0)%	$54.8		$97.7	(12.6)%	$111.8
Business Solutions	88.6	(11.7)%	100.3		180.7	(10.1)%	200.9
Consolidated Revenue	$136.8	(11.8)%	$155.1		$278.4	(11.0)%	$312.7

		% Rev		% Rev		% Rev		% Rev
Operating Income
Healthcare	$1.8	3.7%	$3.7	6.8%	$3.9	4.0%	$6.3	5.6%
Business Solutions	0.9	1.0%	2.6	2.6%	3.8	2.1%	3.3	1.6%
Segment Operating Income (1)	$2.7	2.0%	$6.3	4.1%	$7.7	2.8%	$9.6	3.1%

(1) A reconciliation of segment operating income to consolidated loss before income taxes is provided in Note 10 - Segment Reporting of the Notes to Financial Statements.
Healthcare
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to an increase or decrease in revenue:

Percent Change Q2 2013 vs. Q2 2012			Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Total	Units	Price & Product Mix	Total
(11)%	(1)%	(12)%	(11)%	(2)%	(13)%

Healthcare revenue for the first half of 2013 declined a total of $14.1 million when compared with the first half of 2012 primarily due to a net unit decrease. Revenue from document management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, drove the decline, decreasing $5.5 million in the second quarter and $11.7 million for the first half of the year over the same periods in 2012. As more hospitals progress in their adoption of electronic health records, we will continue to see decline in document management as well as in portions of patient identification and safety that are form-related. Marketing communications also contributed to the unit decline in 2013 due to a combination of one-time sales in the first and second quarters of 2012 and a decline in existing customer order volume.
A portion of these declines was offset by an increase in revenue from our patient information solutions due to the continued growth of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology sales.

The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$14.7	(2.6)%	$15.1	$28.6	(6.8)%	$30.7
Patient Identification and Safety	7.9	(10.2)%	8.8	15.9	(8.1)%	17.3
Patient Information Solutions	4.1	5.1%	3.9	8.3	15.3%	7.2
Document Management	21.5	(20.4)%	27.0	44.9	(20.7)%	56.6
	$48.2	(12.0)%	$54.8	$97.7	(12.6)%	$111.8
Operating income
Despite the decline in revenue, operating profit only declined by $2.4 million in the first half of 2013 when compared to the first half of 2012. Savings from the restructuring program and other cost savings initiatives have allowed us to more closely match our cost structure to the expected changes in revenue, which has helped offset these declines.

Business Solutions
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change Q2 2013 vs. Q2 2012			Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Total	Units	Price & Product Mix	Total
(11)%	(1)%	(12)%	(9)%	(1)%	(10)%
Business Solutions revenue declined $20.1 million or approximately 10 percent in the first half of 2013 when compared with the same period of 2012; however, a large portion of this decline is a unit decrease from a previously discussed significant financial customer. In our 2012 10-K we estimated the 2013 decline for this financial customer to be $18-20 million, and in the first half of 2013 the decline totaled $11.4 million. Of this decline, $3.4 million impacted document management, which primarily includes transactional printed documents and related services, $7.6 million affected marketing communications, and the remaining decline was in customer communications. Outside of this significant customer the remaining decline in marketing communications is the result of a decrease in same customer sales in both the second quarter and first half of 2013. Despite decreasing demand for transactional forms in the market, the decline in document management outside of our significant financial customer was only 2.7 percent for the first half of 2013.
The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$23.1	(21.7)%	$29.5	$45.8	(21.2)%	$58.1
Customer Communications	7.2	(10.0)%	8.0	14.9	(7.5)%	16.1
Product Marking and Labeling	21.7	(6.5)%	23.2	43.8	(2.2)%	44.8
Document Management	36.6	(7.6)%	39.6	76.2	(6.8)%	81.8
	$88.6	(11.7)%	$100.3	$180.7	(10.0)%	$200.8

Operating income
Operating income increased from $3.3 million in the first half of 2012 to $3.8 million in the first half of 2013, despite the decline in revenue. Operating income has improved significantly as savings from the restructuring program and other cost savings initiatives are having a positive impact.

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
Cash Flows
Overall, cash flow on a net debt basis was positive by $1.2 million for the first half of 2013. Summarized Statements of Cash Flows are presented below:

	26 Weeks Ended
	June 30, 2013	July 1, 2012
Net cash provided by operating activities	$8.8	$3.2
Net cash used in investing activities	(6.2)	(1.2)
Net cash used in financing activities	(3.1)	(2.9)
Effect of exchange rate on changes in cash	—	0.1
Net change in cash	$(0.5)	$(0.8)
Memo:
Add back credit facility repaid	1.7	0.1
Cash flow on a net debt basis	$1.2	$(0.7)
Operating activities
Net cash provided by operating activities was higher in the first half of 2013 due to timing of pension funding as well as reduced restructuring payments. While payments for restructuring have slowed as our 2011 plan nears completion, we expect spending to increase during the year due to our restructuring plan initiated in March of 2013.
Contributions to the Company’s qualified pension plan were $10.5 million in the first half of 2013 compared to $13.5 million in the first half of 2012. The minimum funding requirement for 2013 is $26.8 million, of which $2.0 million was contributed in 2012, allowing us to lower our cash outlay in the first half of 2013.
Investing activities
Net cash used in investing activities was primarily driven by capital expenditures. Capital expenditures in 2013 are primarily related to new marketing logistics center and planned upgrades and changes to our IT infrastructure necessary to grow and support our solutions.
Financing activities
Net cash used in financing activities was slightly higher in 2013 due to higher payments on our existing credit facility. Nearly all cash used in financing activities was payments toward the credit facility and capital leases.
On August 1, 2013, the Company entered into an amended and restated loan and security agreement (Revolving Credit Facility) which amended the terms of the Company’s existing $100 million senior secured revolving credit facility that would have matured in March 2014. The Revolving Credit Facility provides for borrowings up to $125 million through August 1, 2018. At the time of amendment of the Company’s existing revolving credit facility, $47.1 million was outstanding. This amount was immediately transferred to the Revolving Credit Facility.
The Revolving Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets. The Revolving Credit Facility contains a fixed charge coverage covenant test that becomes applicable if the sum of available unborrowed credit plus certain cash balances falls below 12.5% of aggregate commitments or $12.5 million, whichever is greater.
The Revolving Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans. Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 1.75% to 2.25% based on our level of liquidity. Payment of interest on base rate loans is based on the prime rate plus .75% to 1.25% based upon our level of liquidity. We are also required to pay a fee on the unused portion of the Revolving Credit Facility payable at an annual rate of .25% if the unused portion is less than 50% of the aggregate commitment or .375% if the unused portion is greater than or equal to 50% of the aggregate commitment.

We believe that the combination of internally-generated funds, available cash, and available funds under our Revolving Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year. We believe our major long-term cash requirements consist of funding our pension plan, mandatory debt payments, and necessary investments aimed at transforming our combined product portfolio.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed.
Subsequent Events
On August 1, 2013, The Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne) for an aggregate purchase price of one dollar. In connection with the acquisition, the Company also assumed $210 million of WorkflowOne's existing debt under two secured credit facilities, as described below, and issued warrants that will be convertible into 2.6 million shares of the Company's Common Stock, subject to shareholder approval. The warrants are exercisable beginning on first business day after the date of obtaining shareholder approval and ending three months after the date of obtaining such approval. The per share exercise price of each warrant is $0.00001.
WorkflowOne provides printing, document management, distribution and marketing services to a large customer base and will initially operate as a subsidiary of Standard Register. The acquisition advances the Company's revenue position, enhances its product and solutions portfolio, broadens its customer base, improves its cost structure, and provides greater financial flexibility and stability. We expect to achieve approximately $40 million in annual savings when the integration of the two companies is complete. We also expect to incur future material restructuring charges in conjunction with the integration; however our plan has not yet been finalized.
Debt assumed under the First Lien Credit Facility was approximately $124 million and is secured by substantially all of the assets of the combined companies. Quarterly payments of $2.5 million are due beginning September 2014 with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt will bear interest at an adjusted LIBOR plus 7.00%.
Debt assumed under the Second Lien Credit Facility was approximately $86 million and is secured by substantially all of the assets of the combined companies. Upon the termination of the First Lien Credit Facility, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt will bear interest at an adjusted LIBOR plus 8.65%.
In addition, the Company issued $10 million of non-interest bearing “Tranche B Second Lien Term Loans.” The final working capital amount will be calculated within P40D business days of August 1, 2013 and will determine whether this debt will be canceled for no consideration, funded with cash placed in escrow by the seller, or a combination of the two options.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of June 30, 2013.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the second quarter of fiscal 2013, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls.

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A – RISK FACTORS
Not applicable

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 – MINE SAFETY DISCLOSURES
Not applicable

Item 5 – OTHER INFORMATION
None.

Item 6 – EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.1	Amended Articles of Incorporation of the Company and Code of Regulations.	Included

4	Instruments defining the rights of security holders, including indentures	Not applicable

10.2	First Amendment to The Standard Register Company 2011 Equity Incentive Plan	Included

11	Statement re: computation of per share earnings	Not applicable

15	Letter re: unaudited interim financial information	Not applicable

18	Letter re: change in accounting principles	Not applicable

19	Report furnished to security holders	Not applicable

22	Published reports regarding matters submitted to vote of security holders	Not applicable

23	Consent of Independent Registered Public Accounting Firm	Included

24	Power of attorney	Not applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.1	Report of Independent Registered Public Accounting Firm	Included

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements
Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)