Form 10-Q
period 2013-09-29
STANDARD REGISTER CO
filed 2013-11-12
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At October 27, 2013, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	8,188,406 shares
Class A stock, $1.00 par value	944,996 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended September 29, 2013

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
REVENUE
Products	$173,404	$127,989	$419,095	$402,221
Services	25,935	17,733	58,681	56,217
Total revenue	199,339	145,722	477,776	458,438
COST OF SALES
Products	125,852	92,840	304,526	288,139
Services	19,835	10,850	38,623	33,472
Total cost of sales	145,687	103,690	343,149	321,611
GROSS MARGIN	53,652	42,032	134,627	136,827
OPERATING EXPENSES
Selling, general and administrative	54,384	37,683	124,486	123,377
Acquisition and integration costs	6,216	254	8,002	608
Asset impairments	1,262	—	1,262	—
Restructuring and other exit costs	11,055	733	11,874	3,345
Total operating expenses	72,917	38,670	145,624	127,330
(LOSS) INCOME FROM OPERATIONS	(19,265)	3,362	(10,997)	9,497
OTHER INCOME (EXPENSE)
Interest expense	(3,713)	(670)	(4,867)	(2,059)
Other income	7	10	65	49
Total other expense	(3,706)	(660)	(4,802)	(2,010)
(LOSS) INCOME BEFORE INCOME TAXES	(22,971)	2,702	(15,799)	7,487
INCOME TAX EXPENSE	252	202	686	704
NET (LOSS) INCOME	$(23,223)	$2,500	$(16,485)	$6,783
BASIC (LOSS) INCOME PER SHARE	$(3.92)	$0.43	$(2.79)	$1.16
DILUTED (LOSS) INCOME PER SHARE	$(3.92)	$0.43	$(2.79)	$1.16
Dividends per share declared for the period	$—	$—	$—	$0.25

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
NET (LOSS) INCOME	$(23,223)	$2,500	$(16,485)	$6,783
Other comprehensive (loss) income, net of tax:
Change in unrecognized pension benefit costs	—	—	—	126
Cumulative translation adjustment	(11)	135	(27)	201
Total other comprehensive (loss) income, net of tax	$(11)	$135	$(27)	$327
COMPREHENSIVE (LOSS) INCOME	$(23,234)	$2,635	$(16,512)	$7,110

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	September 29, 2013	December 30, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,804	$1,012
Accounts receivable, net of allowance of $2,925 and $2,312	155,019	104,513
Inventories, net	65,995	44,281
Prepaid expense	16,940	9,248
Total current assets	240,758	159,054

PLANT AND EQUIPMENT
Land	3,980	1,900
Buildings and improvements	77,559	65,259
Machinery and equipment	194,472	182,830
Office equipment	170,958	156,596
Construction in progress	5,569	2,886
Total	452,538	409,471
Less accumulated depreciation	357,773	350,548
Total plant and equipment, net	94,765	58,923

OTHER ASSETS
Goodwill	83,192	7,456
Intangible assets, net	57,469	5,933
Deferred tax asset	22,765	22,765
Other	8,718	5,773
Total assets	$507,667	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' DEFICIT	September 29, 2013	December 30, 2012
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$2,913	$2,361
Accounts payable	56,771	29,237
Other current liabilities	76,268	43,234
Total current liabilities	135,952	74,832

LONG-TERM LIABILITIES
Long-term debt	266,048	49,159
Pension benefit liability	230,575	252,665
Deferred compensation	3,068	3,498
Environmental liabilities	3,923	3,986
Other long-term liabilities	3,333	2,624
Total long-term liabilities	506,947	311,932

COMMITMENTS AND CONTINGENCIES - See Note 13

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 7,007 and 6,922 shares	7,007	6,922
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	99,321	91,266
Accumulated other comprehensive losses	(39,481)	(39,454)
Accumulated deficit	(152,788)	(136,303)
Treasury stock at cost: 2,021 shares	(50,236)	(50,236)
Total shareholders' deficit	(135,232)	(126,860)
Total liabilities and shareholders' deficit	$507,667	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,485)	$6,783
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	17,852	16,866
Asset impairments	1,262	—
Restructuring and other exit costs	11,874	3,345
Pension (benefit) cost	(1,519)	890
Other	2,930	2,707
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable	2,107	7,051
Inventories	2,993	2,070
Restructuring payments	(3,982)	(7,550)
Accounts payable and other current liabilities	10,327	1,420
Pension contributions and payments	(20,571)	(22,663)
Other assets and liabilities	(1,518)	(767)
Net cash provided by operating activities	5,270	10,152
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, cash received	1,665	—
Additions to plant and equipment	(9,065)	(2,441)
Proceeds from sale of equipment	171	104
Net cash used in investing activities	(7,229)	(2,337)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	8,371	(4,364)
Debt issuance costs	(2,357)	—
Principal payments on long-term debt	(1,840)	(1,914)
Dividends paid	—	(1,500)
Other	(398)	(613)
Net cash provided by (used in) financing activities	3,776	(8,391)
Effect of exchange rate changes on cash	(25)	182
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,792	(394)
Cash and cash equivalents at beginning of period	1,012	1,569
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,804	$1,175
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$138	$144
Additions to short term notes payable	500	—
Warrants issued in conjunction with acquisition	6,509	—

See accompanying notes.

THE STANDARD REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (referenced in this report as the "Company," "we," "our," or “Standard Register,”) after elimination of intercompany transactions, profits, and balances. As described in Note 4, the accompanying consolidated financial statements include the results of operations and cash flows for WorkflowOne, LLC (WorkflowOne) from August 1, 2013 through September 30, 2013, the end of their calendar quarter. Our fiscal quarter ends on September 29, 2013. We do not believe the difference in fiscal period-end dates has a material impact on our consolidated financial statements.
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

NOTE 2 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In 2013, we adopted Accounting Standards Update (ASU) 2013-2, which requires additional disclosure of information related to changes in accumulated other comprehensive loss by component and any significant items reclassified out of accumulated other comprehensive loss.
Changes in accumulated other comprehensive loss, net of deferred taxes, for the year-to-date period ended September 29, 2013 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(192)	$(39,262)	$(39,454)
Net current-period other comprehensive loss	(27)	—	(27)
Balance end of period	$(219)	$(39,262)	$(39,481)
Because of the valuation allowance against our deferred tax assets, there were no federal or state income-based tax expenses or benefits related to amounts recorded to other comprehensive loss.

NOTE 3 – CHANGE IN PENSION ACCOUNTING METHOD
In the third quarter of 2013, we elected to change our method of accounting for recognizing expense for our defined benefit pension plans. Previously, we recognized pension actuarial gains and losses in Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. The net actuarial gains and losses in excess of 10% of the greater of a calculated market-related value of plan assets or the plan's projected benefit obligations (the "corridor") were then amortized to expense each quarter in our Statements of Income using the average remaining service period of active plan participants. The market-related value of plan assets smoothed asset gains and losses over a five-year period and was previously used to calculate the expected return on assets component of pension expense.
Under the new method of accounting, referred to as mark-to-market (MTM), we will recognize gains and losses in excess of the corridor annually, in the fourth quarter of each fiscal year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan change will be recognized as an MTM adjustment in the period in which it occurs. The remaining components of pension expense, interest cost and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense.
While our previous method of recognizing pension expense is considered acceptable under Generally Accepted Accounting Principles in the United States (U.S. GAAP), we believe that the new method is preferable as it accelerates the recognition of changes in the fair value of plan assets and actuarial gains and losses outside the corridor.
The change in accounting method has been reported through retrospective application of the new method to all periods presented. The cumulative effect of the change in accounting method was an increase to Accumulated Deficit as of December 30, 2012 (the most recent measurement date prior to the change) of $192,164 and a corresponding decrease in Accumulated Other Comprehensive Losses.
The impact of this change in accounting method on our consolidated financial statements is summarized below:
Consolidated Statements of Income

	13 Weeks Ended March 31, 2013		13 Weeks Ended June 30, 2013		13 Weeks Ended September 29, 2013
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	Previous Accounting Method	As Adjusted
Selling, general and administrative *	42,592	35,843	42,794	36,045	67,349	60,600
(Loss) income from operations	(1,298)	5,451	(3,932)	2,817	(26,014)	(19,265)
Income tax expense	127	127	307	307	252	252
Net (loss) income	$(2,050)	$4,699	$(4,710)	$2,039	$(29,972)	$(23,223)
Basic (loss) income per share	$(0.35)	$0.80	$(0.80)	$0.34	$(5.05)	$(3.92)
Diluted (loss) income per share	$(0.35)	$0.80	$(0.80)	$0.34	$(5.05)	$(3.92)

	13 Weeks Ended April 1, 2012		13 Weeks Ended July 1, 2012		13 Weeks Ended September 30, 2012
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Selling, general and administrative *	51,198	45,784	45,380	40,264	43,053	37,937
(Loss) income from operations	(4,119)	1,295	(276)	4,840	(1,754)	3,362
Income tax expense	305	305	197	197	202	202
Net (loss) income	$(5,112)	$302	$(1,135)	$3,981	$(2,616)	$2,500
Basic (loss) income per share	$(0.88)	$0.05	$(0.19)	$0.68	$(0.45)	$0.43
Diluted (loss) income per share	$(0.88)	$0.05	$(0.19)	$0.68	$(0.45)	$0.43
*Before reclassification of acquisition and integration costs

Consolidated Balance Sheets

	March 31, 2013		June 30, 2013		December 30, 2012
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Pension benefit liability	245,349	245,498	239,410	239,708	252,665	252,665
Retained earnings (accumulated deficit)	53,811	(131,604)	49,101	(129,565)	55,861	(136,303)
Accumulated other comprehensive losses	(224,474)	(39,208)	(217,838)	(39,470)	(231,618)	(39,454)
Consolidated Statements of Cash Flows

	13 Weeks Ended March 31, 2013		26 Weeks Ended June 30, 2013		39 Weeks Ended September 29, 2013
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	Previous Accounting Method	As Adjusted
Net (loss) income	(2,050)	4,699	(6,760)	6,738	(36,732)	(16,485)
Pension cost (benefit)	6,242	(507)	12,484	(1,014)	18,728	(1,519)

	13 Weeks Ended April 1, 2012		26 Weeks Ended July 1, 2012		39 Weeks Ended September 30, 2012
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Net (loss) income	(5,112)	302	(6,247)	4,283	(8,863)	6,783
Pension cost	6,184	770	11,360	830	16,536	890

NOTE 4 – ACQUISITION
On August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne for a total purchase price of one dollar (the "Acquisition"). In connection with the Acquisition, the Company also assumed $210,000 of WorkflowOne's existing debt under two secured credit facilities (the "First Lien Term Loan" and "Second Lien Term Loan") and issued warrants with an estimated fair value of $6,509 that were subsequently converted into 2,645,945 shares of the Company's Common Stock in October 2013. The exercise price of each warrant was $0.00001 per share. The estimated fair value of the warrants issued was calculated based on the closing market price of the Company's stock on July 31, 2013, with an estimated discount for lack of marketability due to certain restrictions.
In addition, the Company issued $10,000 of non-interest bearing “Tranche B Second Lien Term Loans" that were subsequently cancelled for no consideration as part of the final working capital settlement. The working capital adjustment also resulted in (i) the conversion of $3,678 of the Tranche B Second Lien Term Loans into the Second Lien Term Debt, (ii) the reduction of $3,678 in the First Lien Term Debt, and (iii) the receipt of an additional $1,322 in cash from the Acquisition in October 2013.
WorkflowOne provides printing, document management, distribution, and marketing services to a large customer base. We believe the Acquisition will advance the Company's revenue position, enhance its product and solutions portfolio, broaden its customer base, improve its cost structure, and provide greater financial flexibility and stability.
Results of operations for WorkflowOne are included in the Company's consolidated financial statements from the date of acquisition. The Acquisition was integrated into our Healthcare and Business Solutions segments, and we are in the process of determining the allocation of goodwill to these segments. Total revenue of $68,276 and a net loss of $610 attributable to WorkflowOne are included in the Company’s unaudited consolidated statement of operations for both the 13 and 39-week periods ended September 29, 2013.

Purchase Price Allocation
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The following summarizes a preliminary estimate of the assets acquired and the liabilities assumed by Standard Register in the Acquisition:

August 1, 2013
Assets
Cash and cash equivalents	$1,665
Accounts receivable	53,651
Inventories	24,707
Plant and equipment	43,132
Goodwill	75,736
Identified intangibles	53,740
Other assets	7,194
Liabilities
Long-term debt and capital leases, including current portion	(210,672)
Other liabilities assumed	(42,644)
Net assets acquired	6,509
The allocation of the purchase price is preliminary and is subject to change. The assets acquired and liabilities assumed from WorkflowOne have been measured at their estimated fair values at the date of acquisition. Differences between these estimates of fair value and the final acquisition accounting will occur, and those differences could also have an impact on the unaudited pro forma financial information presented below.
The final allocation is dependent upon valuation and other studies that have not yet been completed. We will finalize the purchase price allocation as soon as practicable within the measurement period prescribed by Financial Accounting Standards Board Accounting Standards Codification (ASC) 805, Business Combinations, and currently expect to finalize the amounts prior to December 29, 2013, the end of our fiscal year. We are in the process of gathering and assessing the information necessary to determine the required fair value measures including the following significant items:

•	the fair value of warrants issued and debt assumed

•	the fair value of trade account and other receivables as of August 1, 2013 that are not expected to be collected

•	the amounts recorded for each major class of assets acquired and liabilities assumed, including valuations of inventory, identified acquired intangible assets and property and equipment

•	the nature, amounts recognized, and measurement basis of assets and liabilities arising from any contingencies recognized, and

•	qualitative and quantitative information related to any goodwill recorded, including the allocation of goodwill to reporting units, as appropriate.
The estimated fair value and useful lives for significant intangible assets acquired are as follows:

	Fair Value	Useful life (in years)
Customer relationships	$45,100	6 years
Trademarks	8,500	2-10 years
Expenses Related to the Acquisition
The Company is expected to incur substantial transaction and integration expenses in connection with the Acquisition, including the necessary costs associated with integrating the operations of the two companies. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. All such costs are included in acquisition and integration costs in the accompanying Consolidated Statements of Income. Except for an immaterial amount of integration costs in the three-month period ended September 29, 2013, the balances consist of acquisition transaction costs that primarily include advisory, legal, accounting, valuation, and other professional fees.

We expect to incur approximately $8,500 over the next two years for technology and facility integration costs that do not qualify as restructuring and other exit costs under U.S. GAAP. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate.
Pro forma impact of the acquisition
The following table summarizes pro forma financial information for the nine-month periods ended September 29, 2013 and September 30, 2012 as if the Acquisition had occurred at the beginning of fiscal 2012. The pro forma financial information primarily includes estimated adjustments to interest expense for the long-term debt assumed and amendment to our Revolving Credit Facility, amortization associated with the acquired intangible assets, and cost of sales and depreciation expense for fair value adjustments to inventory and plant and equipment. Adjustments were also made to reduce selling, general, and administrative expense to eliminate acquisition-related transaction costs incurred by Standard Register and WorkflowOne.
The pro forma financial information does not reflect any cost savings that may be realized as a result of the Acquisition and is not necessarily indicative of what our consolidated results would have been had the Acquisition been completed on January 2, 2012.

(Unaudited)	39 Weeks Ended
	September 29, 2013	September 30, 2012
Revenue	$733,249	$803,130
Operating income (loss)	3,508	(3,783)
Net loss	(12,495)	(3,909)

Loss per share	(2.11)	(0.67)
NOTE 5 – REVERSE STOCK SPLIT
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
NOTE 6 – RESTRUCTURING AND ASSET IMPAIRMENTS
All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income. Certain costs that are required to be expensed as incurred are not included in the restructuring liability. Restructuring and other exit costs in 2012 also included costs from prior restructuring plans. These amounts were not material.
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the recent acquisition of WorkflowOne and the integration of the two companies.  The restructuring program is expected to continue through the end of 2015, and includes costs associated with workforce reductions, contract termination costs primarily from exiting leased facilities, and other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory.

As a result of the plan, restructuring actions not yet initiated from previous restructuring plans are now integrated into our current plan. Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 YTD Expense	Cumulative To-Date Expense
Employee separation costs	$9,600	$9,582	$9,582
Contract exit and termination costs	7,000	83	83
Other associated exit costs	13,200	2,290	2,290
Total	$29,800	$11,955	$11,955
A summary of activity in the restructuring liability is as follows:

	Accrued in 2013	Incurred in 2013 YTD	Balance 2013
Employee separation costs	$9,503	$(203)	$9,300
Contract exit and termination costs	43	—	43
Other associated exit costs	—	—	—
Total	$9,546	$(203)	$9,343
In late 2011, we developed a strategic restructuring program that was announced in January 2012. Costs of the two-year program include employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that include fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that would replace select software applications. In 2013, we reversed a portion of previously accrued severance due to lower than expected costs.
Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2013 YTD Expense	Cumulative To-Date Expense
Employee separation costs	$5,919	$(258)	$5,919
Contract exit and termination costs	300	49	296
Other associated exit costs	3,500	155	3,455
Total	$9,719	$(54)	$9,670
A summary of activity in the restructuring liability is as follows:

	Balance 2012	Incurred in 2013 YTD	Reversed in 2013 YTD	Balance 2013
Employee separation costs	$1,350	$(1,079)	$(258)	$13
Contract exit and termination costs	21	(15)	—	6
Total	$1,371	$(1,094)	$(258)	$19
We also have a restructuring liability related to employee severance and the consolidation of facilities which was assumed in the acquisition of WorkflowOne. Restructuring and other exit costs in 2013 include a small credit to expense that was not part of the liability.

A summary of activity in the restructuring liability is as follows:

	Balance Acquired at Acquisition	Incurred in 2013 YTD	Balance 2013
Employee separation costs	$98	$(83)	$15
Contract exit and termination costs	218	(16)	202
Total	$316	$(99)	$217
Asset Impairments
During the third quarter we recorded a $1,262 asset impairment charge related to technology assets. The impairment is due to changes made to our future technology plans as a result of alternatives available to us from the acquisition.

NOTE 7 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	September 29, 2013	December 30, 2012
Accrued compensation	$21,895	$13,996
Accrued restructuring and other exit costs	9,579	1,371
Deferred revenue	7,304	6,020
Accrued non-income taxes	6,625	3,885
Current portion of pension	2,058	2,058
Accrued customer rebates	8,996	4,814
Other current liabilities	19,811	11,090
Total	$76,268	$43,234

NOTE 8 – LONG TERM DEBT
Long-term debt consists of the following:

	September 29, 2013	December 30, 2012
Revolving credit facility	$52,000	$43,629
First lien term loan	123,753	—
Second lien term loan	86,247	—
Capital lease obligations	6,741	7,891
Loans payable	220	—
Total	268,961	51,520
Less current portion	2,913	2,361
Long-term portion	$266,048	$49,159
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
The Revolving Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans. Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 1.75% to 2.25% based on our level of liquidity. Payment of interest on base rate loans is based on the prime rate plus .75% to 1.25% based upon our level of liquidity. The weighted average interest rate, including the spread, was 2.25% at September 29, 2013. We are also required to pay a fee on the unused portion of the Revolving Credit Facility payable at an annual rate of .25% if the unused portion is less than 50% of the aggregate commitment or .375% if the unused portion is greater than or equal to 50% of the aggregate commitment.
Debt assumed under the First Lien Term Loan was $123,753 and is secured by accounts receivable, inventories, fixed assets, and certain other assets of the Company. Quarterly payments of $2,500 are due beginning September 2014 with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt will bear interest at an adjusted LIBOR plus 7.00%. At September 29, 2013, the interest rate, including the spread, was 7.5%.
Debt assumed under the Second Lien Term Loan was $86,247 and is secured by accounts receivable, inventories, fixed assets, and certain other assets of the Company. Upon the termination of the First Lien Term Loan, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt will bear interest at an adjusted LIBOR plus 8.65%. At September 29, 2013, the interest rate, including the spread, was 9.15%.
The First and Second Lien Term Loans require the Company to be in compliance with specified quarterly financial covenants, the levels of which will change periodically. The covenants include a required minimum earnings level, a total leverage ratio, and a fixed charge coverage ratio that becomes effective in September 2014.
In conjunction with the amendment of the Revolving Credit Facility and the assumption of the First and Second Lien Term Loans, the Company incurred $2,357 of debt issuance costs which have been deferred and will be amortized over the lives of the respective facilities.

NOTE 9 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Weighted-average shares outstanding - basic	5,931	5,846	5,909	5,836
Effect of potentially dilutive securities	—	—	—	18
Weighted-average shares outstanding - diluted	5,931	5,846	5,909	5,854
Due to the net loss incurred for the 13 and 39-week periods ending on September 29, 2013, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution. Outstanding options to purchase 779,802 shares were excluded in the computation of diluted EPS for the 13 and 39-week periods ending September 30, 2012 because the exercise prices of the options were greater than the average market price at the end of the period; therefore, the effect would be anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $652 and $712 for the 13-week periods ended September 29, 2013, and September 30, 2012. Total share-based compensation expense was $1,628 and $2,005 for the 39-week periods ended September 29, 2013 and September 30, 2012.

Service-Based Stock Awards
The fair value of the service-based stock awards granted in 2013 is based on the closing market price of our common stock on the date of award and is being amortized to expense on a straight-line basis over a vesting period of three or four years. A summary of our service-based stock award activity and related information for 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	115,678	$11.01
Granted	112,243	14.15
Vested	(14,365)	20.45
Forfeited	(8,410)	11.16
Nonvested at September 29, 2013	205,146	$12.06
On October 31, 2013, the Company awarded 42,840 shares of service-based stock awards which are not included in the table of activity above.
Performance-Based Stock Awards
In 2013, the Company awarded shares of performance-based restricted stock that will be earned based on the achievement of specific measurable performance criteria and are subject to additional holding periods. Shares will be earned each quarter based on achievement of quarterly financial goals, but will not vest until October of 2016. If a minimum target is not achieved in any quarter, all unvested shares will be forfeited. Achievement of a superior target four quarters in a row allows all earned shares to vest immediately. A summary of our performance-based stock award activity and related information for 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	198,935	$9.26
Granted	238,916	13.59
Vested	(69,618)	11.89
Forfeited	(14,712)	7.85
Nonvested at September 29, 2013	353,521	$11.73

NOTE 11 – PENSION PLANS
As discussed in Note 3, in the third quarter of 2013, we elected to change our method of accounting for recognizing expense for our defined benefit pension plans. This accounting change was applied retrospectively to all periods presented. Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest cost	$4,551	$5,028	$13,655	$15,098
Expected return on plan assets	(5,058)	(4,968)	(15,174)	(14,905)
Actuarial losses	—	—	—	517
Settlement loss	—	—	—	180
Total	$(507)	$60	$(1,519)	$890

NOTE 12 – SEGMENT REPORTING
Information about our operations by reportable segment for the 13-week periods ended September 29, 2013 and September 30, 2012 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$62,908	$136,431	$199,339
	2012	51,535	94,187	145,722
Operating income (loss)	2013	$2,063	$(1,452)	$611
	2012	2,222	2,365	4,587
Information about our operations by reportable segment for the 39-week periods ended September 29, 2013 and September 30, 2012 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$160,579	$317,197	$477,776
	2012	163,348	295,090	458,438
Operating income	2013	$5,968	$2,376	$8,344
	2012	8,564	5,650	14,214
Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Segment operating income	$611	$4,587	$8,344	$14,214
Restructuring and other exit costs	(11,055)	(733)	(11,874)	(3,345)
Net pension periodic benefit (cost)	507	(60)	1,519	(890)
Acquisition and integration costs	(6,216)	—	(8,002)	—
Asset impairments	(1,262)	—	(1,262)	—
Other unallocated	(1,850)	(432)	278	(482)
Total other expense	(3,706)	(660)	(4,802)	(2,010)
(Loss) income before income taxes	$(22,971)	$2,702	$(15,799)	$7,487

NOTE 13 – COMMITMENTS AND CONTINGENCIES
In March 2013, we entered into an operating lease for a new digital print and distribution center. The term of the lease is seven years but includes an exit right after five years with payment of an exit fee. Payments under the lease are approximately $1,400 per year and began April 1, 2013.
Contingencies
The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998. The Company is a member of a PRP Group known as the Industrial Waste Area Generators Group III (the “IWAG Group”). The IWAG Group and several other PRP groups have entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring. At this time, an agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1,272 that we currently believe is adequate to cover our portion of the total future potential costs of remediation. We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the IWAG Group III, the length of monitoring required, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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
Commitments Related to the WorkflowOne Acquisition
As a result of the Acquisition, additional commitments were assumed that were not previously disclosed. WorkflowOne leases various types of warehouse and office facilities, equipment, and furniture and fixtures under non-cancelable lease agreements that expire through 2020. Future minimum lease payments under operating leases, as disclosed in the WorkflowOne 2012 audited financial statements included as an exhibit to the 8/K-A for Standard Register filed on October 15, 2013, are as follows:

2013	$16,136
2014	13,406
2015	10,067
2016	4,442
2017	1,602
Later years	3,317
Total	$48,970

NOTE 14 – FAIR VALUE MEASUREMENTS
We have financial assets and liabilities that are not recorded at fair value but which require disclosure of their fair value. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments and is not material. The carrying value of outstanding amounts under our Revolving Credit Facility, First and Second Lien Credit Facilities, and capital lease obligation approximate fair value based on currently available market rates.

NOTE 15 – INCOME TAXES
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

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events. Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

•	decline in traditional print and related services

•	adoption of electronic health records (EHR)

•	expansion in our solutions

•	future pension funding requirements and recognition of actuarial gains and losses

•	investing in our employees

•	2013 priorities

•	future financial condition, revenue trends, and cash flows

•	projected costs or cost savings related to our restructuring plans

•	ability to realize deferred tax assets

•	2013 capital expenditures

•	business strategy
Because forward-looking statements deal with future events, actual results for fiscal year 2013 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to:

•	our access to capital for expanding our solutions

•	the pace at which digital technologies and EHR adoption erode the demand for certain products and services

•	the success of our plans to deal with the threats and opportunities brought by digital technology and EHR adoption

•	results of cost-containment strategies and restructuring programs

•	our ability to attract and retain key personnel

•	variation in demand and acceptance of the Company's products and services

•	frequency, magnitude, and timing of paper and other raw material price changes

•	timing of the completion and integration of acquisitions

•	general business and economic conditions beyond our control

•	consequences of competitive factors in the marketplace including the ability to attract and retain customers

•	our ability to meet debt covenants.
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

This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update to the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the third quarter and first nine months of 2013 as compared with the same period of 2012.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

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
Change in method of accounting for pension costs
In the third quarter of 2013, we elected to change our method of accounting for recognizing expense for our defined benefit pension plans to a more preferable method permitted under U.S. GAAP. Under the new method of accounting, referred to as mark-to-market (MTM), we will recognize gains and losses in excess of the corridor annually, in the fourth quarter of each fiscal year rather than amortizing them over future periods. Any interim remeasurements triggered by a curtailment, settlement, or significant plan change will be recognized as an MTM adjustment in the period in which it occurs. The remaining components of pension expense, interest cost and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense.
The change in accounting method has been reported through retrospective application of the new method to all periods presented. For additional information, see Note 3, "Change in Pension Accounting Method" to the unaudited consolidated financial statements in this Quarterly Report.
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
Two factors that significantly affect the comparability of results of operations are the acquisition of WorkflowOne and the related acquisition, integration, restructuring, and impairment charges recorded in the third quarter of 2013.
WorkflowOne Acquisition
On August 1, 2013, we acquired all of the outstanding membership interests of WorkflowOne, LLC for a total purchase price of one dollar. In connection with the Acquisition, the Company assumed $210 million of WorkflowOne's existing debt under two secured credit facilities and issued warrants that were subsequently converted into 2.6 million shares of the Company's Common Stock in October 2013 through a cashless exercise. In conjunction with the Acquisition, we recorded approximately $75.7 million of goodwill and $53.7 million of intangible assets. The purchase price allocation is preliminary and is subject to change. We are in the process of gathering and assessing the information necessary to determine the required fair value measures.
We expect to incur substantial transaction and integration expenses in connection with the Acquisition, including the necessary costs associated with integrating the operations of the two companies. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate. All such costs are included in acquisition and integration costs in the accompanying Consolidated Statements of Income. Except for an immaterial amount of integration costs in the three-month period ended September 29, 2013, the balances in the table below consist of acquisition transaction costs that primarily include advisory, legal, accounting, valuation, and other professional fees. We expect to incur approximately $8,500 over the next two years for technology and facility integration costs that do not qualify as restructuring and other exit costs under U.S. GAAP.
WorkflowOne provides printing, document management, distribution and marketing services to a large customer base. The acquisition advances the Company's revenue position, enhances its product and solutions portfolio, broadens its customer base, improves its cost structure, and provides greater financial flexibility and stability. Results of operations for WorkflowOne are included in our consolidated financial statements from the date of acquisition and were integrated into our Healthcare and Business Solutions segments. Throughout this section we will include discussion of the impact of the acquisition to our results. These amounts represent revenue and costs incurred by WorkflowOne with no additional costs allocated from the consolidated company. The results of the acquisition shown on a pro forma basis can be found in Note 4 to the consolidated financial statements.
Consolidated Results
The following table presents “Adjusted EBITDA,” which is a non-GAAP financial measure and represents net income excluding income taxes, interest expense, depreciation and amortization, restructuring and impairment charges, acquisition and integration costs, pension (benefit) cost, certain acquisition-related fair value adjustments, share-based compensation, and other costs. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making. This presentation is similar to the manner in which our Board of Directors internally evaluates performance. The Company's debt covenants under the First and Second Lien Term Debt are also based on the Adjusted EBITDA calculation.

The following table reconciles our consolidated net (loss) income to net income presented on a non-GAAP basis (dollars in millions):

	13 Weeks Ended			39 Weeks Ended
	September 29, 2013	September 30, 2012 (1)	% Change	September 29, 2013	September 30, 2012 (1)	% Change
Revenue	$199.4	$145.7	36.9%	$477.8	$458.4	4.2%
Cost of sales	145.7	103.7	40.5%	343.2	321.6	6.7%
Gross margin	53.7	42.0	27.9%	134.6	136.8	(1.6)%
Gross margin % of sales	26.9%	28.8%		28.2%	29.8%
SG&A expense	54.4	37.7	44.3%	124.5	123.4	0.9%
Acquisition and integration	6.2	0.3		8.0	0.6
Restructuring	11.1	0.7		11.9	3.3
Asset impairments	1.3	—		1.3	—
Other expense, net	3.7	0.6		4.7	2.0
(Loss) income before taxes	(23.0)	2.7		(15.8)	7.5
Income tax expense	0.2	0.2		0.7	0.7
Net (loss) income	$(23.2)	$2.5		$(16.5)	$6.8

Adjusted EBITDA
Net (loss) income	$(23.2)	$2.5		$(16.5)	$6.8
Adjustments:
Income taxes	0.3	0.2		0.7	0.7
Interest	3.7	0.7		4.9	2.1
Depreciation and amortization	7.8	4.9		17.8	16.8
EBITDA	(11.4)	8.3		6.9	26.4
Adjustments:
Restructuring and asset impairment	12.3	0.7		13.1	3.3
Acquisition and integration costs	6.2	0.3		8.0	0.6
Pension (benefit) cost	(0.5)	—		(1.5)	0.9
Fair value adjustments	1.4	—		1.4	—
Share-based compensation	0.7	0.7		1.6	2.0
Other	(0.1)	0.1		0.3	0.3
Adjusted EBITDA	8.6	10.1		29.8	33.5
(1) Adjusted for accounting method change for pension benefit plans. See Note 3 of the Notes to the Consolidated Financial Statements
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

Percent Change Q3 2013 vs. Q3 2012				Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Acquisition	Total	Units	Price & Product Mix	Acquisition	Total
(8)%	(2)%	47%	37%	(9)%	(2)%	15%	4%
Revenue for WorkflowOne was $68.3 million for both the third quarter and year-to-date 2013, which led to an overall increase in revenue for the Company. Excluding the impact of the acquisition, revenue declined $14.6 million and $48.9 million for the the quarter and year-to date, respectively.

The decline in revenue during the quarter and year-to-date is primarily due to the net unit decrease. This is occurring most prominently within marketing solutions and document management. Our transactional documents and clinical forms along with the related freight and storage services, which are generally included within document management, continue to see decline in demand. In addition, a previously discussed financial customer is significantly impacting marketing communications and document management through a decrease in order volume of $5.4 million in the third quarter $16.8 million year-to-date when compared to the same periods in 2012. In our 2012 10-K we estimated the 2013 decline for this financial customer to be $18-20 million for the entire year. Revenue from marketing communications was impacted by a decline in same customer sales year-to-date, including decreases due to one-time sales in the first two quarters of 2012.
The company is experiencing continued growth from our patient information solutions due to additional sales of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology sales.
The following table quantifies the changes in consolidated revenue for each of our solutions (dollars in millions):

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$49.8	29.0%	$38.6	$124.2	(2.5)%	$127.4
Customer Communications	13.3	66.3%	8.0	28.2	17.0%	24.1
Product Marking and Labeling	26.8	25.2%	21.4	70.6	6.5%	66.3
Patient Identification and Safety	9.2	5.7%	8.7	25.1	(3.5)%	26.0
Patient Information Solutions	4.3	7.5%	4.0	12.6	12.5%	11.2
Document Management	96.0	47.7%	65.0	217.1	6.7%	203.4
	$199.4	36.9%	$145.7	$477.8	4.2%	$458.4
Cost of Sales and Gross Margin
Cost of sales for both the third quarter and year-to-date includes $50.0 million from acquired operations. Excluding this amount, cost of sales decreased both in the third quarter and year-to-date 2013 when compared with the same periods of 2012, primarily due to lower unit sales volume. Gross margin as a percent of revenue decreased during the quarter and year-to-date due to lower unit volume reducing the absorption of fixed costs, pricing pressures, product mix, and temporarily higher costs associated with fair value adjustments to WorkflowOne's finished goods inventory. The fair value adjustment resulted in approximately $1.4 million being charged to cost of sales in the third quarter, with an additional $0.6 million expected in the fourth quarter. We are also experiencing some increased costs in the current quarter and year-to-date in our new Jeffersonville digital print and distribution facility as we ramp-up operations. These impacts are being partially offset by savings from our restructuring activities as well ongoing cost saving initiatives, which have allowed us to more closely match our cost structure to our reduced volume.
Selling, General and Administrative Expense
SG&A expense for the third quarter of 2013 and year-to-date includes $18.9 million of expense incurred by WorkflowOne. Excluding the effect of the acquisition, SG&A for the current quarter declined $2.2 million and $17.8 million year-to-date over the same periods in 2012. This decrease in the current quarter reflects the savings from our 2011 restructuring plan as well as additional cost saving initiatives. We are seeing savings primarily in the areas of compensation and employee-related expenses, benefits, and facility costs. The rate of savings in the current quarter has slowed as the Company approaches completion of this plan and is only in the beginning stages of the integration restructuring. As our restructuring plan for the integration of WorkflowOne accelerates, the Company will see additional savings in SG&A.
Restructuring and Other Exit Costs and Asset Impairment
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the recent acquisition of WorkflowOne and the integration of the two companies.  Total costs of the restructuring program, which is expected to continue through the end of 2015, are expected to be approximately $29.8 million. Included in this amount is $9.6 million of involuntary termination costs for employee-related severance; $7.0 million of contract termination costs, primarily from exiting leased facilities; and $13.2 million of other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory. Except for approximately $0.5 million of inventory write-offs,which will be recorded to cost of sales, the balance of the restructuring charges will result in cash expenditures. The Company expects to achieve approximately $40.0 million in annual savings when the integration of the two companies is complete. As a result of the plan, restructuring actions not yet initiated from previous restructuring plans are now integrated into our current plan. In the current period we recognized $12.0 million of expense related to this plan, $9.6 million of which was employee-related costs.

In late 2011, we developed a strategic restructuring program that was announced in January 2012. Costs of the two-year program included employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that included fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that would replace select software applications. In 2013, we reversed a portion of previously accrued severance due to lower than expected costs.
During the third quarter we recorded a $1.3 million asset impairment charge related to technology assets. The impairment is due to changes made to our future technology plans as a result of alternatives available to us from the acquisition.
Acquisition and Integration Costs
We recorded $6.2 million of acquisition and integration costs in the third quarter of 2013 and $8.0 million year-to-date. Of this amount, $7.8 million was acquisition costs, primarily for advisory, legal, accounting, valuation, and other professional fees. In previous quarters these amounts were categorized as selling, general, and administrative expense. We expect to incur a total of approximately $8.5 million of integration-related costs over the next two years in connection with the acquisition, of which $0.2 was recorded in the current quarter.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit. Tax expense for 2013 and 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	September 29, 2013	% Chg	September 30, 2012		September 29, 2013	% Chg	September 30, 2012
Revenue
Healthcare	$62.9	22.1%	$51.5		$160.6	(1.7)%	$163.3
Business Solutions	136.5	44.9%	94.2		317.2	7.5%	295.1
Consolidated Revenue	$199.4	36.9%	$145.7		$477.8	4.2%	$458.4

		% Rev		% Rev		% Rev		% Rev
Operating Income (Loss)
Healthcare	$2.1	3.3%	$2.3	4.5%	$6.0	3.7%	$8.6	5.3%
Business Solutions	(1.5)	(1.1)%	2.3	2.4%	2.3	0.7%	5.6	1.9%
Segment Operating Income (1)	$0.6	0.3%	$4.6	3.2%	$8.3	1.7%	$14.2	3.1%

(1) A reconciliation of segment operating income to consolidated (loss) income before income taxes is provided in Note 12 - Segment Reporting of the Notes to Financial Statements.
Healthcare
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change Q3 2013 vs. Q3 2012				Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Acquisition	Total	Units	Price & Product Mix	Acquisition	Total
(9)%	1%	30%	22%	(10)%	(1)%	9%	(2)%

The most significant impact to the Healthcare segment during the quarter and year-to-date is the acquisition of WorkflowOne. Total revenue for Healthcare increased by $15.3 million for both the quarter and year-to-date as a result of the acquisition. Excluding this impact, Healthcare revenue for the quarter declined a total of $4.0 million when compared with the same quarter in 2012 and $18.1 million year-to-date primarily due to a net unit decrease. Revenue from document management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, drove the unit decline. Excluding the impact of WorkflowOne's revenue, document management decreased 13.5% in the third quarter and 18.4% for the year over the same periods in 2012. Similarly, patient identification and safety declined $1.3 million during the quarter and $2.7 million year-to-date over the same periods in 2012 excluding the impact from the Acquisition. As more hospitals progress in their adoption of electronic health records, we will continue to see decline in document management as well as in portions of patient identification and safety that are form-related.
Excluding the impact of revenue from the acquisition, marketing communications offset a portion of our year-to-date decline with an increase of 2.4% for the third quarter when compared to the same period in 2012. This is an improvement over previous quarters due primarily to one-time sales in the first and second quarters of 2012. Additionally, we continue to see increases in revenue from our patient information solutions due to the continued growth of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology sales. The increase does not reflect any impact from the Acquisition as patient information solutions are not in WorkflowOne's product offerings.
The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$18.9	35.0%	$14.0	$47.5	6.3%	$44.7
Patient Identification and Safety	9.2	5.7%	8.7	25.1	(3.5)%	26.0
Patient Information Solutions	4.3	7.5%	4.0	12.6	12.5%	11.2
Document Management	30.5	23.0%	24.8	75.4	(7.4)%	81.4
	$62.9	22.1%	$51.5	$160.6	(1.7)%	$163.3
Operating income
Operating income declined by $0.2 million in the third quarter and $2.6 million year-to-date when compared to the same periods in 2012. The impact of the acquisition to these amounts was not significant. Savings from the restructuring program and other cost savings initiatives have allowed us to more closely match our cost structure to the expected changes in revenue, which has helped offset the declines we have experienced in revenue outside of the acquisition.

Business Solutions
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change Q3 2013 vs. Q3 2012				Percent Change YTD 2013 vs. YTD 2012
Units	Price & Product Mix	Acquisition	Total	Units	Price & Product Mix	Acquisition	Total
(8)%	(3)%	56%	45%	(8)%	(2)%	18%	8%
As a result of the Acquisition of WorkflowOne, an additional $52.9 million of revenue was recorded for both the third quarter and year-to-date 2013 when compared with the same periods in 2012. This amount includes $5.7 million of promotional product sales. Excluding the impact of the Acquisition, Business Solutions revenue declined $10.8 million during the quarter and $30.8 million year-to-date when compared with the same period of 2012.
A large portion of this decline is a unit decrease from a previously discussed significant financial customer. In our 2012 10-K we estimated the 2013 decline for this financial customer to be $18-20 million, and year-to-date the decline totaled $16.8 million and $5.4 million for the quarter when compared with the same periods in 2012. The decline almost exclusively impacts in marketing communications and document management.
Outside of this significant customer, the largest decline in units came from marketing communications and document management excluding the impact from acquisition revenue. In both the third quarter and year-to-date, this decline is primarily the result of decreases in same-customer sales. Document management and product marking and labeling continue to be impacted by a decline in demand for transactional documents as well as the related form labels.

The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter			Year-to-Date
	2013	% Chg	2012	2013	% Chg	2012
Marketing Communications	$30.9	25.6%	$24.6	$76.7	(7.3)%	$82.7
Customer Communications	13.3	66.3%	8.0	28.2	17.0%	24.1
Product Marking and Labeling	26.8	25.2%	21.4	70.6	6.5%	66.3
Document Management	65.5	62.9%	40.2	141.7	16.1%	122.0
	$136.5	44.9%	$94.2	$317.2	7.5%	$295.1

Operating income
The impact of the acquisition to operating income for both the quarter and year-to-date was a loss of $0.7 million. Outside of this impact, operating income declined $3.1 million in the third quarter and $4.0 million for the year when compared with the same periods in 2012. Much of this decline is due to the decline in volume when compared with 2012, which results in lower fixed cost absorption. Additionally, the Company has made planned investments in our Jeffersonville facility which are impacting third quarter costs.

LIQUIDITY AND CAPITAL RESOURCES
Our discussion of liquidity also presents a financial measure that is considered non-GAAP. Because our credit facility is borrowed under a revolving credit agreement which currently permits us to borrow and repay at will up to a balance of $125 million (subject to limitations related to receivables, inventories, and letters of credit), we measure cash flow performance prior to borrowing or repayment of the credit facility. In effect, we evaluate cash flow as the change in net debt (credit facility less cash and cash equivalents).
Cash Flows
Overall, cash flow on a net debt basis was negative by $6.6 million for the first nine months of 2013. Summarized Statements of Cash Flows are presented below:

	39 Weeks Ended
	September 29, 2013	September 30, 2012
Net cash provided by operating activities	$5.3	$10.2
Net cash used in investing activities	(7.2)	(2.3)
Net cash provided by (used in) financing activities	3.7	(8.4)
Effect of exchange rate on changes in cash	—	0.2
Net change in cash	$1.8	$(0.4)
Memo:
Add back credit facility (borrowed) repaid	(8.4)	4.4
Cash flow on a net debt basis	$(6.6)	$4.0
Operating activities
Net cash provided by operating activities was lower in the first nine months of 2013 due to reduced operating profit as well as increased working capital requirements. While payments for restructuring have slowed, we expect spending to increase going forward due to our restructuring plan related to the acquisition.
Contributions to the Company’s qualified pension plan were $18.8 million in the first nine months of 2013 compared to $18.7 million in the same period of 2012. The minimum funding requirement for 2013 is $26.8 million, of which $2.0 million was contributed in 2012, allowing us to lower our cash outlay in 2013.
Investing activities
Net cash used in investing activities was primarily driven by $9.1 million of capital expenditures. Capital expenditures in 2013 are chiefly related to a new marketing logistics center and planned upgrades and changes to our IT infrastructure necessary to grow and support our solutions.

Offsetting this was cash acquired in the Acquisition of $1.7 million.
Financing activities
Net cash provided by financing activities was higher in 2013 due to additional draws on our credit facility to meet the needs of the combined company, including deal costs incurred due to the Acquisition. This was offset by payments toward the credit facility and capital leases, as well incurring $2.4 million of debt issuance costs related to the credit facility amendment described below and the term loans assumed through the Acquisition.
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
The Revolving Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans. Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 1.75% to 2.25% based on our level of liquidity. Payment of interest on base rate loans is based on the prime rate plus .75% to 1.25% based upon our level of liquidity. The weighted average interest rate, including the spread, was 2.25% at September 29, 2013. We are also required to pay a fee on the unused portion of the Revolving Credit Facility payable at an annual rate of .25% if the unused portion is less than 50% of the aggregate commitment or .375% if the unused portion is greater than or equal to 50% of the aggregate commitment.
As part of the acquisition, the Company assumed debt of $210 million previously held by WorkflowOne. Debt assumed under the First Lien Term Loan was approximately $124 million and is secured by accounts receivable, inventories, fixed assets, and certain other assets. Quarterly payments of $2.5 million are due beginning September 2014 with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt will bear interest at an adjusted LIBOR plus 7.00%. At September 29, 2013, the interest rate, including the spread, was 7.5%.
Debt assumed under the Second Lien Term Loan was approximately $86 million and is secured by accounts receivable, inventories, fixed assets, and certain other assets. Upon the termination of the First Lien Term Loan, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt will bear interest at an adjusted LIBOR plus 8.65%. At September 29, 2013, the interest rate, including the spread, was 9.15%.
The First and Second Lien Term Loans require the Company to be in compliance with specified financial covenants, the levels of which will change periodically. The covenants include a required minimum earnings level, a total leverage ratio, and a fixed charge coverage ratio that becomes effective in September 2014.
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 29, 2013.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the third quarter of fiscal 2013, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls except those described below.
On August 1, 2013, the Company completed the acquisition of WorkflowOne. The Company is currently integrating policies, processes, people, technology, and operations for the combined Company. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.

Item 1A – RISK FACTORS
Not applicable

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

Item 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 – MINE SAFETY DISCLOSURES
Not applicable

Item 5 – OTHER INFORMATION
None.

Item 6 – EXHIBITS

Exhibit #	Description

2.1
Membership Interest Purchase Agreement, dated as of August 1, 2013, by and among The Standard Register Company, Workflow Holdings, LLC and WorkflowOne, LLC incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

4.1	Form of Warrant, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.1
Amendment and Restatement Agreement, dated as of August 1, 2013, by and among The Standard Register Company, Workflow Holdings, LLC, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Capital, L.P, Silver Point Finance, LLC and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.2
First Lien Credit Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Finance, LLC, as administrative agent, and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.3
Second Lien Credit Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Finance, LLC, as administrative agent, and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.4
Amended and Restated Loan and Security Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.5
Shareholders Agreement, dated as of August 1, 2013, by and among The Standard Register Company, the shareholders named therein and Silver Point Finance, L.P., incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.6
Registration Rights Agreement, dated as of August 1, 2013, by and among The Standard Register Company, the shareholders named therein and Silver Point Finance, L.P., incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.7	Form of Voting Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.8	Form of Amended and Restated Executive Severance Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.9	Form of Performance Restricted Stock Grant Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

18	Preferability letter from Independent Registered Public Accounting Firm

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)