Form 10-K
period 2013-12-29
STANDARD REGISTER CO
filed 2014-03-03
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
The aggregate market value of all stock held by non-affiliates of the Registrant at June 30, 2013 was approximately $7,577,761 based on a closing sales price of $2.88 per share on June 28, 2013.
At February 2, 2014, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	10,250,492 shares
Class A stock, $1.00 par value	944,996 shares
Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 24, 2014.

PART I
Item 1 – BUSINESS
COMPANY
The Standard Register Company (referred to in this report as the “Company,” “we,” “us,” “our,” or “Standard Register”) is a publicly traded company that began operations in 1912 in Dayton, Ohio. Corporate headquarters are at 600 Albany Street, Dayton, Ohio 45417. Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol SR. We serve a diverse customer base operating in nearly every industry. We particularly focus on enterprise and middle market customers in healthcare, financial services, manufacturing, retail, and transportation industries. We operate 62 production and warehouse facilities in North America, primarily in the United States (U.S.).
Business and Strategy
Standard Register’s business is helping its customers manage and execute their critical communications by utilizing traditional printing and both Internet-based and electronic communications. We integrate communications workflow and content through printed, digital, and electronic media, and develop and apply analytics to measure success. Our mission is to be trusted by the world's leading organizations to build and protect their reputations. We accomplish this by helping our customers maximize the effectiveness of their audience engagement, increase the efficiency and return on investment of their communications programs and processes, build and promote a consistent brand, reduce costs, and drive top line growth.
Our strategy is to leverage our expertise in operational workflow and specific experience in key market segments to provide our customers with complete solutions that utilize multiple communication channels. This strategy has been a progression from our heritage as a traditional printer to providing value-added services over time as we developed expertise in particular markets. We generate revenue from: designing, preparing, and printing operational, transactional, training, marketing, labels, and patient engagement materials; licensing use of our technology-enhanced solutions; internet-based communications programs; software sales; kitting, storage, and distribution; sales of promotional items; and consulting services related to our extensive experience in document management, communication workflow and marketing processes. Many of our traditional printed documents and administrative forms are being replaced by digital technology advances. To offset this decline from traditional printing, we have introduced more solutions and services to support customers in their communications efforts.
We operationalize our strategy through Centers of Excellence. As we continue to develop the portfolio of solutions for our business, our focus is on excellence in execution. We have adopted a Center of Excellence approach to improve performance levels in key operational and service areas. In 2013, we introduced two Centers of Excellence: the new distribution center in Jeffersonville, Indiana, where we implement best practices in printing, kitting and distribution; and the Healthcare Center of Excellence in Atlanta, Georgia, where we are developing communications solutions and services for the healthcare industry. We intend to introduce additional Centers of Excellence for innovation and execution.
We engage with our customers through a combination of field-based sales, telesales, strategic partners, and the web through a customized approach to meet their specific needs. Our products are distributed to end-users through the U.S. Postal Service, direct shipment to the customer, through a network of couriers, or electronically. Many of our custom-printed documents require warehousing for subsequent delivery to our customers in the quantity, time, and place of their choosing. We utilize a network of distribution centers across the country to service our customers. Warehousing and distribution services are part of the products and services offered by each of our two business segments: Healthcare and Business Solutions.
Increasingly, we are supporting the migration to print-on-demand that relies less on warehousing, but leverages the range of distribution options available. Leveraging our SMARTworks® workflow platform, customers can, in a secure environment, configure, procure, distribute, and manage both printed and electronic documents from their desktop.
Recent Developments
In 2013, we opened a new digital print, kitting, and distribution center in Jeffersonville, Indiana. The center is our flagship facility that enhances the quality of our output, leverages our operational excellence and security management, enables broader fulfillment of critical communications for our customers, and streamlines our distribution supply chain logistics. To take full advantage of the enhanced capabilities and support customer requirements, some operations from existing facilities were transferred to the new center.
On August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne). WorkflowOne provides printing, document management, distribution, and marketing services to a large customer base, and brings to Standard Register a complementary business and market position that is expected to provide cross-selling opportunities. The acquisition enhanced the Company’s product and solutions portfolio, broadened our customer base and diversification, improved our cost structure and provided greater financial flexibility and stability. Both companies were headquartered in Dayton, Ohio, with traditional and digital printing and distribution facilities throughout the U.S. and in Mexico. All operations are being integrated into the Company’s two business units (Healthcare and Business Solutions). The Company has identified many opportunities for synergies, including consolidation of facilities and systems, and for savings due to the complementary nature of the two organizations.

SEGMENTS
We operate two business units: Healthcare and Business Solutions, which are organized based upon their customer base and the markets they serve. You can read additional information related to revenues and operating profit for each reportable segment for years 2011 through 2013 in Note 17, “Segment Reporting” in the Notes to Consolidated Financial Statements.
Healthcare
Our Healthcare segment accounted for 32.0%, 35.9%, and 36.5% of our consolidated revenues in 2013, 2012, and 2011. No customer accounts for more than 10% of this segment’s revenue. This segment's primary focus is on acute care providers but serves the needs of each of the following components of the healthcare market:

•	Acute Care Providers - Primarily hospitals, integrated delivery networks (IDNs), and accountable care organizations (ACOs) - defined as groups of healthcare providers

•	Ambulatory Care Providers - Other organizations providing healthcare such as physicians and outpatient surgery centers

•	Payors and Managed Care - Organizations that provide some portion of payment for healthcare services such as Anthem, Medicare, and HMO's

•
Facilitators of Ancillary Services - Providers of ancillary healthcare services that are prescribed by providers or other non-clinical services that directly interact with patients such as laboratories and clinical staffing.

Products and Services - Our customers' success depends on delivering affordable, quality patient care and actively engaging consumers in managing their health and well-being. Through our extensive market and workflow expertise and diverse communication capability, we help our customers standardize and manage communications within their communities and across the continuum of care, enabling them to engage the right person with the right information so our customers can influence behavior and achieve their desired patient, operational and financial outcomes.

•
Marketing communication solutions generate both product and service revenue with targeted, personalized communications that enable our healthcare customers to attract patients and new professionals, communicate with physicians and benefactors, enhance the patient experience, and educate patients and consumers in managing their health. Examples include printed marketing and educational materials, direct marketing consulting services, admission kits, patient communication boards and overnight stay hospitality kits, promotional items to support wellness programs, in addition to brand management and conversion services for hospitals and healthcare organizations that are growing through acquisition.

•
Patient information management (PIM) solutions include software and related professional services and support. These software solutions help hospitals more effectively manage clinical workflows and content in the "hybrid" environment where both paper and electronic medical records are in use. Our software streamlines workflows, standardizes communication across the enterprise, and better supports the documentation process. SMARTworks® Clinical Enterprise platform includes software modules for patient identity authentication and registration, documentation management, capturing medication history, and managing documentation during system and network downtime.

Also included in this category is our iMedConsent solution, which provides procedure-specific information to enable patients to make informed decisions about their care; the software also provides discharge instructions and educational materials when patients leave the hospital to enhance recovery, and their experience.

•
Patient identification and safety solutions lay the foundation for safer patient care. They include patient wristbands, laboratory and pharmacy labels, as well as our consulting services to help customers standardize wristbands and labels, which improves safety and reduces costs. Using our PIM technology, healthcare providers can generate labels, wristbands and documentation with barcodes, patient photos and data to help assure right tests, treatment, and medications are matched with the right patient.

•
Document Management includes our traditional printing and warehousing business. It includes clinical documents, operational forms, secure prescriptions and supplies. Although the use of printed operational and transactional documents is declining, it is still a significant portion of the Company’s revenue.

Clinical paper and administrative forms are traditional printed documents for managing patient admission, tests, treatments, and discharge. Together with related services, they account for approximately 45.3% of the Healthcare segment's revenues. As more hospitals progress into stages three and four of their electronic health records (EHR) adoption, demand for these products continues to decline. We have proactively organized our product and service offerings around this change. One such offering is our new Document Collection and Inventory Analysis service that provides organizations with a holistic view of healthcare documentation and content management across all hospitals, facilities, service lines and physician practices. The service enables them to identify opportunities for standardization, process improvement and cost reduction.  The goal is to provide an actionable plan for reducing variability and facilitating consistent delivery of care throughout the health system.
The acquisition of WorkflowOne in 2013 has been complementary to our healthcare business, expanding the customer base and adding promotional and branded products, document management and kitting services to our Healthcare solutions. Although both companies serve the healthcare industry, in many cases, each sold different products and services to different departments within the same customer, which provides opportunities for the combined company to extend its business relationship with these customers.
Market Trends and Competition - As hospitals and other healthcare providers are seeing the number of patients increase due to population growth and aging, the focus on patient care and safety is intensifying. The Joint Commission, an independent, not-for-profit organization that accredits and certifies healthcare organizations and programs, redefined its patient safety goals in 2011 to include: improving patient identification, enhancing the effectiveness of communications among caregivers, and accurately and completely reconciling medications across the continuum of care. The Patient Protection and Affordable Care Act statute gives the Centers for Medicare and Medicaid Services the authority to penalize hospitals for excess readmission rates starting in federal fiscal year 2013 based on clinical outcome experience in 2012. In addition, there are “pay for performance” trends emerging within healthcare insurance whereby healthcare providers may be paid based on quality and efficiency measures instead of solely on the type of service provided. We anticipate these trends will create increased demand for our solutions and services and we are uniquely qualified based on our knowledge and experience in the industry.
The healthcare market continues to move to EHR, using fewer traditional paper documents for managing patient information and administrative functions. With enactment of the American Recovery and Reinvestment Act (ARRA), we estimate the use of paper documents will continue to decline. The ARRA provides financial incentives through the Medicare program to encourage physicians and hospitals to adopt and use certified electronic health records in a meaningful way. Incentives for early adopters began in 2010 and extend to 2014, with a 1% penalty incurred by non-adopters beginning in 2015. The federal government has defined “meaningful use” milestones and identified investments that are eligible to receive incentive payments through 2015, with additional rules to be determined for 2016. As understanding of these complex rules builds, we anticipate hospitals will move forward with their EHR investment and implementation plans. We anticipate that some usage of paper documents will remain into the foreseeable future, even at the highest stages of EHR adoption. Therefore, this trend may create additional opportunities for digital print solutions and patient information management solutions that help hospitals manage both paper and electronic documentation and enhance patient engagement, which is a key component of meaningful use requirements. We believe we are well positioned to help our customers comply with regulations, manage expenses and attract and retain both healthcare staff and patients.
We have contractual agreements with the five largest Group Purchasing Organizations (GPOs). GPOs are large influential service companies that help healthcare providers realize savings and efficiencies by aggregating purchasing volume and using that leverage to negotiate discounts with manufacturers, distributors and other vendors. The combination of our long history of healthcare experience in workflow improvement and contractual agreements with the GPOs provide us a competitive advantage with the majority of hospitals and IDNs.
Our principal competitors are primarily regional and national companies that provide printed products, including forms, patient communication, and marketing materials. Excess production capacity and price competition are prevalent with some print products. The service and technology we provide combined with our industry knowledge and breadth of product offerings enable us to compete effectively, even with printed forms where there is greater price sensitivity. We also face competition from companies that provide wristbands and labels. Wristbands and labels are primarily dominated by suppliers with limited offerings and no supporting technology, although technology will become increasingly important as hospitals move to EHR and the focus on patient safety intensifies. Competition also exists in the patient information sector. Service is an important component in competing in this sector.

While we increasingly see competition at the product level, we are moving toward more integrated solutions. Competition in this area will likely not come from our traditional competitors. We believe our extensive experience in healthcare and communication workflow solutions, and the assistance we provide in standardizing, managing and migrating clinical documentation and administrative forms differentiates us from our competitors.
Business Solutions
The Business Solutions segment accounted for 68.0%, 64.1%, and 63.5% of our consolidated revenues in 2013, 2012, and 2011. Business Solutions primarily serves customers in the financial services, manufacturing, retail, business services, and transportation markets, however the segment has customers in almost every industry. No customer accounts for more than 10% of this segment’s revenue.
Products and Services - Our customers all face challenges like customer attraction and retention, cost management, security, safety and compliance, operational efficiencies, and coordination between locations and facilities. We provide communication solutions that help companies get to market faster, ensure brand consistency, increase customer loyalty, improve organizational effectiveness, enhance security, innovate processes, increase efficiencies, and decrease costs. Over the past few years, we developed new capabilities to help solve the business problems of our customers by expanding beyond printed documents to include online communications and analytics. We add value through our deep experience in helping our customer develop, design and execute their online and offline communications workflows and marketing campaigns. We advance the reputations of our customers by helping them ensure regulatory compliance, brand consistency and quality.

•
Marketing communication solutions generates both print and service revenue by supporting our customers in their new customer acquisition initiatives, improving their messaging and sales efforts through management, production, sourcing, kitting, warehousing, and distribution of their complete range of branded materials. We help them drive marketing materials through their many sales and media channels while tracking and reporting on all activity and results through a variety of metrics.

•
Customer communications solutions also generates both print and service revenue from printed and digitally delivered communications that our customers use to communicate with their existing customers. Examples include customer onboarding, regulatory notices, letters, sales and transactional communications that require secure, accurate and efficient handling and delivery. Our solutions provide customers with options for creating, producing, processing, printing, mailing, electronically transmitting, and assuring fulfillment of any type of printed or electronic document. For most of our critical communications, we utilize digital technology to enable customers to vary the data printed on each page or create fully personalized kits of information. This process allows our customers to provide targeted, effective messages to their customers while reducing their costs and ensuring information security.

•
Product marking and labeling solutions include functional, decorative, and in-mold labeling. We offer product marking and labeling that improves the durability of product information, the appearance and breadth of brand images, and permanency of safety messages. The color management capabilities of our decorative labels ensure a manufacturer's brand is presented consistently to consumers and prominently improves the appearance of products. We also offer in-mold labels that when bonded with molded parts are permanent and non-removable, providing manufacturers with safety labeling, branding and decoration that lasts the life of the product.

•
Document management provides both print and service revenue. Specialized print primarily includes traditional business forms and secure documents, certain transactional labels such as shipping and distribution labels, and the related services. Features offered in our printed products include document security, utilizing specialized inks, unique constructions, and other proprietary security features to defeat attempts to create fraudulent copies or alterations. We also offer a national network of production locations and certified suppliers, which enables our customers to reduce inventory and distribution costs associated with pre-printed documents and to eliminate obsolete content.

The acquisition of WorkflowOne in 2013 has been complementary to our Business Solutions segment in all the markets we serve. It has broadened our customer base to include the retail sector and deepened our position in our existing markets, added branded merchandise and promotional products to our portfolio, and generated opportunities to cross-sell products and services.
Market Trends and Competition - The nature of business communications is changing rapidly and print is now just one of many options to deliver critical information to employees, current and prospective customers, and shareholders. With rapid technology changes and innovations in communications mediums, companies are shifting away from traditional marketing methods. Organizations are executing many campaigns, across multiple channels and integrating their messages through printed and internet-based communications vehicles.

We work with customers who are experiencing technology proliferation, content and data fragmentation, scarce resources and shrinking budgets, to help them integrate and simplify their communications efforts while delivering consistent messaging. As companies and organizations continue to seek more customer-specific marketing materials, demand for global marketing solutions, as well as commercial and digital print, is expected to increase. We believe our strategic focus on targeted markets, expertise in communications program execution and continued investment in digital technologies enables us to develop and deliver a competitive portfolio of innovative solutions.
The decline in demand for traditional printed documents and the excess capacity of many competitors in this area has led to pricing pressure. We expect this trend of reduced demand and price pressure to continue and are aligning our production capacity and cost structure appropriately. For the printed document market that remains, the combination of improved digital printing devices and more sophisticated workflow software is transforming an industry once dominated by long-run offset production to one characterized by shorter, digitally printed runs. As a result, investments in digital color management and production technologies are vital to maintaining a competitive product portfolio within the industry. During 2013, we invested in both areas: purchasing high volume ink jet printers and opening our new digital printing and distribution center in Jeffersonville, Indiana. Major competitors for print products include national companies as well as regional printers and print distributors, who compete by offering shortened turnaround times.
Customer Relationship Management (CRM) companies are acquiring smaller, value-adding technologies as the market matures, creating integrated “ecosystems” of communication technologies that are designed to provide enterprise platforms for managing content and customer data. We believe we have a competitive advantage in our SMARTworks® technology platform that provides customers with distributed marketing, online and offline, and print-on-demand and customization capabilities is a competitive advantage. Emerging competitors include marketing technology providers that offer solutions similar in nature to our SMARTworks® platform, marketing services agencies and specialized marketing solutions providers.
Multiple compliance and legal requirements, a focus on consumer safety, and an increased interest in enhancing the marketing potential of industrial products are driving an increase in consumer and industrial end-use applications for labels. In addition, rising wages and regulatory costs in low-cost countries, the current political environment and the difficulties of managing foreign operations are driving some U.S. manufacturers to, in some cases, move production back to the western hemisphere into Mexico, where we have invested in expanding our capacity. Based on these trends and an expected increase in the number of industrial products produced as the population grows, we expect the market for functional, decorative, and in-mold labels to exhibit steady growth in the long term. We compete by offering extensive expertise in industrial label applications and material sciences, a national footprint, and a complete printed production parts solution. Principal competitors are primarily regional firms.
Businesses continue to integrate electronic distribution of documents and data and to increase content through multiple media. Outsourcing of communication-intensive processes continues to be an attractive option to increase efficiency and reduce investment and resource expenses.  Standard Register is well positioned as a strategic option for both our direct customers and other partners that provide value-added communication-intensive business processes, software, and services. Our competition in this area consists of both print and technology providers on both the regional and national level.

RAW MATERIALS
We purchase raw paper in a wide variety of weights, grades, and colors from various paper mills in the U.S. and Canada. Pressure-sensitive materials, carbonless paper, inks, and printing supplies are available nationally and are purchased from leading vendors. Our principal suppliers are International Paper, XPEDX, and Georgia-Pacific. We continuously ensure that we have adequate supplies to meet present and future sales objectives. We generally order from suppliers with whom we have long-standing relationships.

RESEARCH AND DEVELOPMENT
We spent $4.1 million and $3.4 million on research and development in 2013 and 2012.

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
In addition, we have undiscounted reserves totaling $0.2 million for environmental remediation at one previously owned facility.

EMPLOYEES
At December 29, 2013, we had approximately 3,700 employees, nearly all of which were full-time employees.

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

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events. Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

•	decline in traditional print and related services

•	adoption of electronic health records (EHR)

•	expansion in our solutions

•	future pension funding requirements and recognition of actuarial gains and losses

•	investing in our employees

•	2014 priorities

•	future financial condition, revenue trends, and cash flows

•	projected costs or cost savings related to our acquisition restructuring plan

•	ability to realize deferred tax assets

•	2014 capital expenditures

•	business strategy
Because forward-looking statements deal with future events, actual results for fiscal year 2014 and beyond could differ materially from our current expectations depending on a variety of factors including, but not limited to:

•	unanticipated problems with the integration of WorkflowOne into Standard Register

•	our access to capital for expanding our solutions

•	the pace at which digital technologies and EHR adoption erode the demand for certain products and services

•	the success of our plans to deal with the threats and opportunities brought by digital technology and EHR adoption

•	results of cost-containment strategies and restructuring programs

•	our ability to attract and retain key personnel

•	variation in demand and acceptance of the Company's products and services

•	frequency, magnitude, and timing of paper and other raw material price changes

•	timing of the completion and integration of future acquisitions

•	our ability to meet debt covenants

•	general business and economic conditions beyond our control

•	consequences of competitive factors in the marketplace including the ability to attract and retain customers.
These forward-looking statements are based on current expectations and estimates. We cannot assure that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely.

Item 1A – RISK FACTORS
Not applicable

Item 1B – UNRESOLVED STAFF COMMENTS
Not applicable

Item 2 – PROPERTIES
Our corporate office is an owned facility located in Dayton, Ohio. A second office facility is being leased in Dayton, Ohio and was the former site of WorkflowOne's corporate office. As of December 29, 2013, we lease or own 36 production facilities and operate 26 warehouses, the majority of which are combined with our production facilities.  All of these facilities are located in the U.S., with the exception of one production facility and warehouse located in Mexico. Approximately half of our products are produced in our production facilities; other products are primarily sourced from one of the Company’s preferred suppliers.  Our current capacity, with modest capital additions, is expected to be sufficient to meet production requirements for the near future.

Item 3 – LEGAL PROCEEDINGS
We have no material claims or litigation pending against us. The effect of compliance with environmental laws is discussed in Item 1- Business.
Item 4 – MINE SAFETY DISCLOSURES
Not applicable
PART II

Item 5 – MARKET FOR THE STANDARD REGISTER COMPANY'S COMMON STOCK, RELATED SHAREHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES
Market Price - The following table lists the high and low market prices as reported on the NYSE and cash dividends paid per share:

2013
Quarter	Dividend	High	Low
1st	$—	$4.85	$2.25
2nd	$—	$4.65	$2.76
3rd	$—	$16.75	$2.51
4th	$—	$14.73	$6.14

2012
Quarter	Dividend	High	Low
1st	$0.25	$13.00	$5.70
2nd	$—	$6.90	$2.50
3rd	$—	$5.95	$2.95
4th	$—	$3.75	$2.50
Approximate Number of Holders of Common Stock - On February 2, 2014, there were 1,853 shareholders of record of our common stock.  This number includes restricted shares, but excludes individual holders whose shares are held by nominees.  There are also 15 holders of Class A stock.
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
There were no repurchases of our common stock during the fourth quarter of 2013.  Information regarding our equity compensation plans is included in Item 12 and is incorporated by reference into this section of Item 5.

Item 6 - SELECTED FINANCIAL DATA (Shares and dollars in thousands, except per share amounts)

	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS	(a)	(b,c)	(b,c)	(b,c)	(b,c)
Revenue	$719,783	$601,988	$648,109	$668,377	$694,016
Cost of sales	513,315	421,586	449,940	458,569	478,367
Gross margin	206,468	180,402	198,169	209,808	215,649
Operating expenses	209,434	205,694	230,073	193,590	217,974
Interest expense	9,861	2,689	2,466	2,189	1,197
Investment and other income (expense)	65	39	632	(333)	390
Income tax (benefit) expense	(5,349)	534	91,695	5,898	(1,580)
Net (loss) income	$(7,413)	$(28,476)	$(125,433)	$7,798	$(1,552)

DILUTED PER SHARE DATA
Net (loss) income	$(1.16)	$(4.88)	$(21.59)	$1.35	$(0.27)
Dividends paid	$—	$0.25	$1.00	$1.00	$1.90
Book value per share	$(12.98)	$(21.70)	$(17.02)	$10.33	$10.29

FINANCIAL POSITION
Current ratio	1.9 to 1	2.1 to 1	2.1 to 1	2.4 to 1	1.6 to 1
Working capital	$110,999	$84,222	$89,409	$109,238	$73,071
Plant and equipment	$93,003	$58,923	$73,950	$74,149	$85,740
Total assets	$480,877	$259,904	$293,861	$384,787	$396,952
Long-term debt (d)	$263,880	$49,159	$60,149	$42,926	$—
Shareholders' (deficit) equity	$(111,297)	$(126,860)	$(99,053)	$59,804	$59,385

OTHER DATA
Number of shares
outstanding at year-end	8,577	5,846	5,820	5,791	5,773
Number of employees	3,700	2,200	2,700	2,600	2,900
Capital expenditures	$12,209	$5,972	$14,186	$8,403	$8,844

(a) Includes results of the WorkflowOne acquisition beginning August 1, 2013. See Note 3 to Consolidated Financial Statements.
(b) Adjusted for accounting method change for pension expense. See Note 2 to Consolidated Financial Statements.
(c) Adjusted for reverse stock split. See Note 4 to Consolidated Financial Statements.
(d) Reflects all debt as current in 2009.

Item 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition, cash flows, and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed under the caption “Forward-Looking Information” in Item 1 of this Annual Report on Form 10-K and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below. The discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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

References to 2013, 2012, and 2011 refer to the 52-week periods ended December 29, 2013, December 30, 2012, and January 1, 2012.

OVERVIEW
The Company – Our business is helping customers manage and execute their critical communications by utilizing traditional printing and both Internet-based and electronic communications. We integrate communications workflow and content through printed, digital, and electronic media, and develop and apply analytics to measure success. Our portfolio of solutions allows us to address the changing business landscape for our primary markets, as we help companies migrate from paper-based to digital processes through innovative tools to manage the entire lifecycle of their documents from concept to delivery.
In 2012 the Company received notice from the New York Stock Exchange (NYSE) that the Company was not in compliance with the NYSE’s continuing listing standards which require listed companies to maintain market capitalization in excess of $50 million and a minimum average closing share price of $1.00. In order to meet the minimum share price listing requirements, we implemented a reverse stock split that became effective May 9, 2013. The combination of the reverse stock split and the positive reactions of investors to the news of the acquisition of WorkflowOne allowed us to announce on October 7, 2013 that we received notification from the NYSE we returned to compliance with the continued listing standards.
In 2013, we also elected to change our method of accounting for recognizing expense for our defined benefit pension plans. Under the new method of accounting, referred to as mark-to-market (MTM), we recognize gains and losses in excess of the corridor annually, in the fourth quarter of each fiscal year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. This change in pension methodology accelerates the recognition of changes in the fair value of plan assets and actuarial gains and losses outside the corridor. Additional details are included in Note 2- Accounting Changes. The change in accounting method has been reported through retrospective application of the new method to all periods presented. Based on our expectations that interest rates will remain steady or increase in the next few years, we believe net periodic benefit cost will have minimal impact on our results and allow us to focus on our operating results.
The most significant step we have taken during the year is the acquisition of WorkflowOne (the acquisition), which occurred on August 1, 2013. The effect of this acquisition is significant both quantitatively and qualitatively. Quantitatively, the acquisition immediately impacts earnings and will significantly increase revenue on an annual basis. Qualitatively, the acquisition accelerates our strategy, enhances our position in key markets, and expands our solution portfolio.

Our Business Challenges – Internally, we have substantially increased the size of our company and must work to integrate our operations while ensuring customers are not disrupted. Externally, advances in on-demand technologies have accelerated the adoption of electronic distribution of documents and digital printing, therefore reducing the market for longer-run traditional business forms, a long-standing product offering of the Company.  In addition, the downturn in the economy and turmoil in the credit markets in previous years have created highly competitive conditions in an already over-supplied, price-competitive industry.  Macro-trends are affecting our traditional printing business, but we have maintained strong customer relationships. We are taking substantial measures to transform our Company to a leader in our primary markets and believe our success is dependent upon continuing to address the following challenges:
•Successful and timely integration of the WorkflowOne acquisition
•Executing on our portfolio of solutions
•Effectively managing cash flow
Integration of WorkflowOne – The acquisition of WorkflowOne provides us with many exciting opportunities to grow and change our business. We have the advantage of taking the best practices and ideas from two companies with extensive knowledge and history in the industry and combining them to improve our operations. However, in order to make the most of this opportunity, we must work quickly and effectively to align our combined operations by choosing the best from both companies in practices, locations, and human capital without disrupting our customers.
To make this happen, in September 2013 the Company’s Board of Directors approved a strategic restructuring program in connection with the acquisition and the integration of the two companies.  The restructuring program is expected to continue through the end of 2015, and includes costs of approximately $29.8 million associated with workforce reductions, contract termination costs primarily from exiting leased facilities, and other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory. Our plans go beyond the restructuring plan and include costs of approximately $14 - $19 million to integrate the two companies. These costs are part of combining our manufacturing and IT structures, which is a necessary step to generate the synergies that will make this acquisition successful.
In total, we expect to realize annual savings of $40 million from these plans when the integration is complete. We are still early in the process of integration, so the synergy savings we expect to realize are not yet visible in our results. However, we anticipate realizing approximately 50% of the projected savings in 2014.  The remaining savings will be realized as we complete our restructuring plans in 2015.
Executing on our portfolio of solutions – Traditional business documents and information-driven processes are essential in order to conduct business. However, many printed documents and related services are being replaced or commoditized by advances in digital technologies, causing significant price pressures and steady declines in demand for large portions of our product lines. The same digital advances also introduce new opportunities with significant growth potential for us, such as on-demand publishing and solutions that assist customers in their transition to digital business environments. These growth opportunities are particularly enhanced due to our extensive history and experience. We continue to position ourselves to make the most of these opportunities through a combination of investment in key technologies that enhance our capabilities and focus on excellence in execution in our solutions.
At the end of 2008, we began the process of evolving into a market-focused innovator, beginning the transformation from a product-driven company to one focused on providing and developing new solutions for growth and durability for the key markets we serve. Key to the transformation was our 2011 investment in new digital color equipment and technology. The investment supports our strategy for growth in marketing communications by helping our customers manage their brand through effective color execution and increased security and efficiency in their critical communications.
In 2013 we invested in digital presses featuring high-speed inkjet technology. This investment allows us to support our customers’ large-scale, transactional business initiatives through variable, dynamic messaging in high-volume black and white or color-printed customer communications. Integrated software allows businesses to incorporate branding or marketing messages intended to drive customer behavior and provides operational and data security. Leveraging this technology, customers are able to add digitally-colored, branded messages to high-volume communications such as statements or invoices while at the same time driving cost efficiencies.
As we continue to develop the portfolio of solutions for our business, our focus is on excellence in execution. We operationalize our strategy through Centers of Excellence. We have adopted a Center of Excellence approach to improve performance levels in key operational and service areas. In 2013, we introduced two Centers of Excellence: the new distribution center in Jeffersonville, Indiana, where we implement best practices in printing, kitting and distribution; and the Healthcare Center of Excellence in Atlanta, Georgia, where we are developing communications solutions and services for the healthcare industry. We intend to introduce additional Centers of Excellence for innovation and execution.

As a result of these actions, we expect to be able to grow and develop innovative solutions, specifically in the areas of patient identification and safety solutions, secure document solutions, marketing and customer communication solutions, and in-mold labeling. These solutions address important business needs and better position us for future growth by transforming our ability to meet broader customer needs. We believe our extensive expertise within our markets combined with our continued focus on targeted solutions for those markets will differentiate us from our competitors and will continue to produce growth opportunities.
Effectively managing cash flow – Challenges in the management of cash flow come from pricing pressures in our document management solution line as these products are further commoditized and create additional pressures on cash. Our growth solutions generally generate higher profit margins; therefore, our continued focus on investing in these solutions will help offset these pressures. However, it is critical that our investments in our solutions generate positive returns on investment in order for our plan to be successful. In addition, pension funding requirements, long term debt payments, and spending required by our restructuring and integration plans all need to be balanced in our efforts to manage cash flow.
Based upon current estimates, the minimum funding requirement for our qualified pension plan will be $39.1 million in 2014 and $30.2 million in 2015, but are expected to drop significantly in subsequent years. These required contributions place substantial pressure on our cash flows. Our estimates of minimum funding requirements are dependent upon investment return and interest rate assumptions that have a high degree of variability and uncertainty, as evidenced in the recent economic climate. Unexpected gains or losses in asset values, changes in factors affecting interest rates, and future legislation could materially impact the actual required contributions.
The combination of restructuring and integration costs is currently expected to require approximately $44 - $49 million in cash through the end of 2015, of which $8.5 million was spent in 2013. This spending is necessary for obtaining improved financial results and improved cash flow in the future. As a result of the acquisition we also assumed debt of $210 million previously held by WorkflowOne under the First and Second Lien Term Loans. Beginning in September 2014 our required quarterly debt payments are $2.5 million, with the potential for additional required debt payments based on our available cash flow. It is our belief that the Company will meet these obligations with the strength of our newly combined operations.
All of these factors, some based on external requirements and pressures and some based on our own internal decisions on the best use of funds, place constraints on our cash. As a result we will not have positive cash flow in 2014. We are committed to reinvestment in our company at this critical stage and we intend to utilize our cash from operations and the flexibility of our expanded Revolving Credit Facility to meet our obligations and make ourselves more competitive.

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
We consider the estimates discussed below as critical to an understanding of our financial statements because they place the most significant demands on management's judgment about the effect of matters that are inherently uncertain, and the impact of different estimates or assumptions could be material to our financial condition or results of operations. The impact and any associated risks related to these estimates are described throughout this discussion and analysis where such estimates affect reported and expected financial results. The impact of changes in the estimates and assumptions discussed below for the pension plan, goodwill, environmental, restructuring, and deferred taxes generally do not affect segment results.
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

Discount rate - One of the principal components of calculating the projected benefit obligation is the assumed discount rate, which is the assumed rate at which future pension benefits could be effectively settled. The discount rate established at year end for the benefit obligations is also used in the calculation of the interest component of benefit cost for the following year. Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due. At December 29, 2013, we used a 4.45 percent discount rate, which compares to 3.65 percent at the end of 2012.
As further discussed in Note 2 to our Consolidated Financial Statements, in 2013, we elected to change our method of accounting for recognizing expense for our defined benefit pension plans. Previously, we recognized pension actuarial gains and losses in Accumulated Other Comprehensive Income (AOCI), a component of Shareholders’ Deficit. The net actuarial gains and losses in excess of 10% of the greater of a calculated market-related value of plan assets or the plan's projected benefit obligations (the "corridor") were then amortized to expense each quarter in our Statement of Income using the average remaining service period of active plan participants.
Under the new method of accounting, referred to as mark-to-market (MTM), we recognize gains and losses in excess of the corridor resulting from changes in actuarial assumptions, such as the discount rate used to measure the pension obligation, annually in our Statement of Income instead of periodic amortization.
A future increase in the discount rate would decrease the pension obligations, thus changing the funded status of our pension plans. To illustrate the sensitivity of pension liabilities to changes in the discount rate, holding all other assumptions constant, a one percent increase in the discount rate applied to our qualified pension plan would reduce the liability by approximately $37.4 million, and in turn improve the funding status of the plan. Conversely, a one percent decrease in the discount rate applied to our qualified pension plan would increase the liability by approximately $43.8 million, increasing the under-funded status of the plan. Depending on whether the affect of the change is outside the corridor, the results from changes in discount rates could have a material impact on our results of operations for the year. The change in discount rate from 2012 to 2013 resulted in a net actuarial gain of $34.5 million that was within the corridor and, accordingly was recorded to AOCI. We expect that if discount rates continue to rise over the next few years, any resulting gains will continue to be recorded against AOCI.
Expected long-term rate of return on plan assets - One of the principal components of the net periodic pension cost calculation is the expected long-term rate of return on plan assets. The required use of an expected long-term rate of return on plan assets can result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term rate of return is designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by our employees. Our qualified defined benefit pension plan's assets are invested in a broadly- diversified portfolio consisting primarily of publicly-traded common stocks, commingled debt and equity funds, and various hedge funds. We use long-term historical actual return experience and estimates of future long-term investment return, with consideration to the expected investment mix of the plan's assets, to develop our expected rate of return assumption used in the net periodic pension cost calculation. As part of the pension accounting change, the fair value of pension assets will now be used to calculate the expected return on assets instead of a market-related value of plan assets which had smoothed asset gains and losses over a five-year period . Differences between actual and expected returns can occur which are also subject to the corridor and could result in additional AOCI or MTM adjustments.
In 2011, we lowered the expected long-term rate of return to 8 percent from the 8.75 percent used in 2010. We continued to use 8% for both 2012 and 2013. A future decrease in the expected long-term rate of return would increase net periodic pension cost for the period and vice versa. To illustrate the sensitivity of pension expense to changes in the long-term rate of return, holding all other assumptions constant, a one percent decrease in the rate would increase pension expense by approximately $2.6 million.
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
Quoted stock market prices are not available for our reporting units. Therefore, we follow an income approach utilizing a discounted cash flow methodology in order to determine the fair value of our reporting units. This approach requires us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Though we believe our assumptions are reasonable, actual results could be different from those assumed in our forecasts. Key assumptions used in our fair value calculations include:

•
Revenue and cost assumptions: We use our internal forecasts to estimate future cash flows which are based on both historical information and our most recent view of the long-term outlook for each reporting unit derived from the Company's current strategic plan. We calculate multiple outcomes which are weighted to arrive at an overall projected cash flow. Across all outcomes we assumed a terminal growth rate of 0%.

•	Discount rate determination: We use an industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.
As an alternative, we are permitted to first use a qualitative approach to test goodwill for impairment if certain conditions are met. However, we determined that it was not appropriate to use this approach for the current year due to continuing changes in our business.
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
As a result of the acquisition of WorkflowOne, during 2013 we recorded an additional $71.2 million of goodwill. The goodwill was allocated to our two existing segments, Healthcare and Business Solutions, based on the expected impact of WorkflowOne to the future cash flows of the segments. After the allocation was completed, the expected future cash flows of our reporting units exceeded the carrying value of the assets, including goodwill.
Deferred Taxes
We are subject to income taxes in both the United States and Mexico. Significant management judgment is required in determining our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets, and our provision for income taxes, including tax positions taken or to be taken in our tax returns.
We review the potential future tax benefits of all deferred tax assets on an ongoing basis. At December 29, 2013, we had net deferred tax assets of $7.7 million attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and to operating loss and tax credit carryforwards.
The Company evaluates all positive and negative evidence regarding the potential realization of the Company's deferred tax assets when determining whether a valuation allowance is necessary. Based on cumulative losses in recent years, (defined as the current and two preceding years) and recent actuarial pension losses, a valuation allowance is maintained against the entire U.S. net deferred tax asset except for $7.7 million related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized without the need for future taxable income. Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets. The amount of our deferred tax assets considered realizable; however, could change if our estimates of business results or future taxable income change.
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
Environmental Remediation
We are currently involved in the remediation of two environmental sites that are more fully described in Note 18 to our Consolidated Financial Statements. In accordance with accounting standards for environmental liabilities, we have recorded an estimate of the total costs to remediate these sites. However, due to the lengthy nature in settling environmental obligations and the fact that final remedies have not been agreed upon, determining total costs requires the use of significant judgment and estimates. Areas requiring the most significant judgments and estimates include the extent and timing of final remediation actions and the estimation of our share of the final remedy. Due to the complexity of environmental issues, monitoring costs can extend for many years. We must also estimate all costs related to the final remedy, which frequently involves complex procedures that can vary significantly from original plans depending on actual conditions encountered on the site. Until final remediation approaches are approved and final agreements are reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimates; however, we are unable to determine the impact at this time.
Restructuring Liabilities
We currently have a restructuring program that was initiated in connection with the recent acquisition of WorkflowOne and the subsequent integration of the two companies. The restructuring is expected to continue through the end of 2015, and includes, among under things, employee-related costs associated with workforce reductions. At December 29, 2013, we had a liability of $7.7 million for severance benefits we expect to be paid to employees. Estimating the total severance benefits that will be paid requires judgment and the actual amounts paid may vary from the estimate as a result of attrition over the two-year period or changes to original plans. Such changes may result in reversals of or additions to the restructuring liability that could affect the amount of restructuring charges in our Consolidated Statements of Income in future periods.
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
WorkflowOne Acquisition
On August 1, 2013, we acquired all of the outstanding membership interests of WorkflowOne for a total purchase price of one dollar. In connection with the acquisition, the Company assumed $210 million of WorkflowOne's existing debt under two secured credit facilities and issued warrants that were subsequently converted into 2.6 million shares of the Company's Common Stock in October 2013 through a cashless exercise. In conjunction with the acquisition, we recorded approximately $71.2 million of goodwill and $53.7 million of intangible assets. Our final results for 2013 include $184.0 million of revenue and $4.5 million of net income from WorkflowOne's operations.
We have incurred substantial transaction-related expenses in connection with the acquisition, and expect to incur additional necessary costs associated with integrating the operations of the two companies. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate. All such costs are included in acquisition and integration costs in the accompanying Consolidated Statements of Income.
WorkflowOne provides printing, document management, distribution and marketing services to a large customer base. The acquisition advances the Company's revenues, enhances its product and solutions portfolio, broadens its customer base, improves its cost structure, and provides greater financial flexibility and stability. Results of operations for WorkflowOne are included in our consolidated financial statements from the date of acquisition and were integrated into our Healthcare and Business Solutions segments. Throughout this section we will include discussion of the impact of the acquisition on our results. These amounts represent revenue and costs incurred by WorkflowOne with no additional costs allocated from the consolidated company. The results of the acquisition shown on a pro forma basis can be found in Note 3 to the consolidated financial statements.
Change in Accounting Estimate
The results below also reflect a change in accounting estimate related to our vacation liability. As part of integrating the WorkflowOne acquisition, we evaluated all of our benefit plans and changed our policy for compensated absences. Previously, employees earned vacation in the current year, which was then available to be taken in the subsequent year. We maintained an accrual for the portion of the obligation that was earned, but not yet taken. Employees now earn vacation in the same year in which it is used. Except where otherwise required by law, employees do not receive payment for any unused vacation and unused vacation cannot be carried forward to the subsequent year. This favorably impacted our results for the year by $5.6 million.
Consolidated Results
The following table presents “Adjusted EBITDA,” which is a non-GAAP financial measure and represents net income excluding income taxes, interest expense, depreciation and amortization, restructuring and impairment charges, acquisition and integration costs, pension cost, certain acquisition-related fair value adjustments, share-based compensation, and other costs. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making. This presentation is similar to the manner in which our Board of Directors internally evaluates performance. The Company's debt covenants under the First and Second Lien Term Debt are also based on the Adjusted EBITDA calculation.

The following table reconciles our net loss to Adjusted EBITDA presented on a non-GAAP basis (dollars in millions):

	2013	% Change	2012	% Change	2011
Revenue	$719.8	20%	$602.0	(7)%	$648.1
Cost of sales	513.3	22%	421.6	(6)%	449.9
Gross margin	206.5	14%	180.4	(9)%	198.2
Gross margin % of sales	28.7%		30.0%		30.6%
SG&A expense	182.9	(9)%	200.4	(18)%	245.1
Acquisition and integration	10.8		1.0		—
Postretirement plan termination	—		—		(20.2)
Restructuring	14.4		4.3		5.2
Asset impairments	1.3		—		—
Other expense, net	9.8		2.7		1.8
Loss before taxes	(12.7)		(28.0)		(33.7)
Income tax (benefit) expense	(5.3)		0.5		91.7
% rate	41.9%		(1.9)%		(271.8)%
Net loss	$(7.4)		$(28.5)		$(125.4)

Adjusted EBITDA
Net loss	$(7.4)		$(28.5)		$(125.4)
Adjustments:
Income taxes	(5.3)		0.5		91.7
Interest	9.9		2.7		2.5
Depreciation and amortization	27.1		22.0		21.8
EBITDA	24.3		(3.3)		(9.4)
Adjustments:
Restructuring and asset impairment	15.7		4.3		5.2
Acquisition and integration costs	10.8		1.0		—
Pension cost	0.1		41.5		60.9
Postretirement plan termination	—		—		(20.2)
Fair value adjustments	1.8		—		—
Share-based compensation	2.3		2.7		1.9
Other	0.2		0.6		(0.7)
Adjusted EBITDA	$55.2		$46.8		$37.7
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in consolidated revenue:

Percent Change 2013 vs. 2012				Percent Change 2012 vs. 2011
Units	Acquisition	Price & Product Mix	Total	Units	Acquisition	Price & Product Mix	Total
(10)%	31%	(1)%	20%	(6)%	—	(1)%	(7)%
In 2013 the largest impact to revenue came from the acquisition of WorkflowOne, which resulted in an additional $184.0 million of revenue. The additional revenue is present in all of our solutions with the exception of patient information management.
Outside of this impact, revenue in 2013 declined $66.2 million, primarily due to declines in units. The most significant declines occurred in document management and marketing communications which continued to be impacted by one financial services customer, whose revenue declined $9.8 million in marketing solutions, $8.7 million in document management, and $19.2 million overall. In 2014 the remaining decline for this customer is not expected to be significant to the company as a whole. Additional declines were seen in marketing communications from several large customers, including some declines due to one-

time orders in 2012. Document management is also seeing general decline in demand in traditional forms as well as administrative and clinical documents coming from both changes in available technology as well as legislative actions in the case of our healthcare segment.
The 2012 revenue decline was primarily due to the net unit decrease, driven by the decline in demand for our document management solutions. Lower revenue from the significant financial customer accounted for more than half of the decline company-wide with a total decline of $24.2 million in 2012 which primarily impacted document management and marketing communications.
The following table quantifies the changes in consolidated revenue for each of our solutions (dollars in millions):

	2013	% Chg	2012	% Chg	2011
Marketing Communications	$215.2	27.9%	$168.2	(3.8)%	$174.8
Customer Communications	40.4	26.3%	32.0	11.1%	28.8
Product Marking and Labeling	100.2	16.5%	86.0	(0.8)%	86.7
Patient Identification and Safety	35.3	3.5%	34.1	(8.3)%	37.2
Patient Information Management	16.9	14.2%	14.8	52.6%	9.7
Document Management	311.8	16.8%	266.9	(14.2)%	310.9
	$719.8	19.6%	$602.0	(7.1)%	$648.1
Cost of Sales and Gross Margin
Cost of sales increased in 2013 largely because of the acquisition of WorkflowOne, which resulted in an increase of 31.5%. Excluding the results of the acquisition, cost of sales declined 9.8% due to lower sales volume. Gross margin as a percent of revenue decreased during 2013 as a result of lower unit volume reducing the absorption of fixed costs, pricing pressures, product mix, and temporarily higher costs associated with fair value adjustments to WorkflowOne's finished goods inventory as a result of the acquisition. The fair value adjustments resulted in approximately $1.8 million being charged to cost of sales during the year. We are also experiencing some increased costs in our new Jeffersonville digital print and distribution facility as we ramp-up operations while the facilities whose work is migrating are wound-down. These impacts are being partially offset by a change in our vacation policy, which had a one-time positive effect of $2.7 million. We also continue to realize savings from our restructuring activities as well as ongoing cost saving initiatives, which have allowed us to more closely match our cost structure to our reduced volume.
Cost of sales decreased in 2012, primarily due to lower unit sales volume. Gross margin as a percentage of revenue decreased in 2012, reflecting the impact of pricing pressures, particularly in document management and labels, declines in certain product unit volume that had higher margins, and material cost increases. This impact was being partially offset by savings from implemented cost saving initiatives and ongoing restructuring activities. We continue to manage to the lower volume and execute on the restructuring program to reduce our cost structure.
Selling, General and Administrative Expense
Total SG&A expense for 2013 declined $17.5 or 8.7% despite the inclusion of $46.5 million of expense attributable to WorkflowOne for the year. SG&A expense in 2012 included a $40.8 million negative mark-to-market adjustment to pension expense. A portion of this decline was also result of a change in our vacation policy, which had a one-time positive effect of $2.9 million. This decrease in the current year reflects the savings from our 2011 restructuring plan, though we expect to see noticeable savings from our current integration restructuring plan beginning in 2014. We are seeing savings primarily in the areas of compensation and employee-related expenses, benefits, facility costs, and other miscellaneous fees and services.
SG&A expense in 2012 declined significantly from 2011 levels. SG&A expense for 2012 was $44.7 million, or 18.2 percent lower than 2011. Net periodic benefit cost from our pension plan declined $19.5 million from 2011, positively impacting SG&A. We are realizing significant savings from our current restructuring and cost reduction initiatives discussed below, primarily in compensation and employee-related expenses, benefits, various fees and services, travel and entertainment, and facility costs. SG&A expense included a credit of $3.3 million in 2011 from amortization of prior service credits that did not occur in 2012 due to the termination of our postretirement healthcare plan. Except for costs associated with our pension plans and environmental liabilities, the majority of SG&A expense is allocated to our segments. This reduction in expense is reflected in the operating income of our Healthcare and Business Solutions segments.
Acquisition and Integration Costs
We recorded $10.8 million of acquisition and integration costs in 2013 due to the acquisition of WorkflowOne. Of this amount, $9.0 million was acquisition costs, primarily for advisory, legal, accounting, valuation, and other professional fees. We expect to incur a total of approximately $14 million to $19 million of integration-related costs over the next two years in connection with the acquisition, of which $1.8 million was recorded in the current year. In the prior year $1.0 million of acquisition costs were incurred, primarily in the area of professional fees related to the preliminary stages of the WorkflowOne acquisition.
Postretirement plan termination
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
Restructuring and Other Exit Costs and Asset Impairment
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the recent acquisition of WorkflowOne and the integration of the two companies. Total costs of the restructuring program, which is expected to continue through the end of 2015, are expected to be approximately $29.8 million. Included in this amount is $9.2 million of involuntary termination costs for employee-related severance; $7.0 million of contract termination costs, primarily from exiting leased facilities; and $13.6 million of other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory. Except for approximately $0.5 million of inventory write-offs, which will be recorded to cost of sales, the balance of the restructuring charges will result in cash expenditures. As a result of the plan, restructuring actions not yet initiated from previous restructuring plans are now integrated into our current plan. In the current year we recognized $14.5 million of expense related to this plan, $9.2 million of which was employee-related costs.
In total, the Company expects to realize savings of $40.0 million from these plans. We are still early in the process of integration, so the synergy savings we expect to realize are not yet visible in our results. However, we anticipate realizing approximately 50% of the projected savings in 2014.  The remaining savings will be realized as we complete our restructuring plans in 2015.
2011 Plan
In late 2011, we developed a strategic restructuring program that was announced in January 2012. Costs of the two-year program included employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that included fees to third parties to assist with the program implementation and certain costs related to implementation of an ERP system that would replace select software applications. In 2013, we reversed a portion of previously accrued severance due to lower than expected costs and consider this plan essentially completed as of the end of the year.
Completed Restructuring Plans
Restructuring and other exit costs in 2012 and 2011 also include costs from completed restructuring plans that were required to be expensed as incurred. These amounts were not material.
Asset Impairment
During 2013 we recorded a $1.3 million asset impairment charge related to technology assets. The impairment is due to changes made to our future technology plans as a result of alternatives available to us from the acquisition.
Other Expense
Other expense in 2013 increased almost entirely as a result of higher interest expense of $7.2 million primarily due to the $210 million of debt assumed through the WorkflowOne acquisition. As we only incurred interest expense on the term loans since the acquisition in August, we expect additional increases to interest expense in 2014 as a result of the debt being held for the full year.

Income Taxes
A summarized reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Valuation allowance	8.9	(34.7)	(309.3)
Other	(2.0)	(2.2)	2.5
Effective tax rate	41.9%	(1.9)%	(271.8)%
A tax benefit on the loss from continuing operations is recorded in 2013.  Intraperiod tax allocation rules require us to consider the income recorded in other comprehensive income when determining the amount of tax benefit to be recorded on the loss in continuing operations.  Accordingly, a tax benefit is recorded in continuing operations and tax expense is allocated to other comprehensive income.  Because the amount of income tax expense allocated to other comprehensive income under this intraperiod allocation requirement is equal to the amount of income tax benefit recorded in continuing operations, our overall tax position in 2013, including the amount of our deferred tax asset and valuation allowance, is not impacted by this tax allocation.
Because of the valuation allowance against our deferred tax assets, there was no federal or state income-based tax expense or benefit in 2012. Tax expense for 2012 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
The effective tax rate for 2011 was impacted significantly by an adjustment to establish a valuation allowance against substantially all of our net deferred tax assets except for approximately $21 million related to the pension liability.  After evaluating all positive and negative evidence regarding the potential realization of our deferred tax assets, we concluded that a valuation allowance was necessary primarily based on cumulative losses from operations and actuarial pension losses.  Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income to realize any U.S. deferred tax assets.
Segment Operating Results
Management evaluates the results of its segments on the basis of operating income and excludes items listed in the reconciliation in Note 17 - Segment Reporting of the Notes to Financial Statements. This non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. A complete description of our reportable segments is included in Item 1, Business.
Healthcare - The Healthcare segment serves hospitals and other providers of healthcare and related services. The solutions portfolio includes marketing communications, patient information management, patient identification & safety, and document management.
Business Solutions - The Business Solutions segment serves customers in the financial services, manufacturing, retail, business services, and transportation markets. The solutions portfolio includes marketing communications, customer communications, product marking & labeling, and document management.
Components of Segment Operating Income
Production costs of our manufacturing and supply chain shared-services functions are accumulated on a customer basis and reported in the applicable business unit's cost of sales. Our business units incur a portion of selling, general and administrative expense directly. Each business unit also receives an allocation of SG&A expense as follows:

•
Each business unit has its own sales regions. Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit. We use a combination of activity-based method and percentage of revenue to allocate expense associated with our client satisfaction function to business units.

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

Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments (dollars in millions):

	2013	% Chg	2012	% Chg	2011
Revenue
Healthcare	$230.1	7%	$215.9	(9)%	$236.8
Business Solutions	489.7	27%	386.1	(6)%	411.3
Consolidated Revenue	$719.8	20%	$602.0	(7)%	$648.1

		% Rev		% Rev		% Rev
Operating Income
Healthcare	$13.0	5.6%	$12.7	5.9%	$14.5	6.1%
Business Solutions	10.4	2.1%	8.1	2.1%	3.5	0.9%
Segment Operating Income (1)	$23.4	3.3%	$20.8	3.5%	$18.0	2.8%
(1) A reconciliation of segment operating income to consolidated income from operations is provided in Note17-Segment Reporting of the Notes to Financial Statements.
Healthcare
Our Healthcare segment serves hospitals, payers, and other providers of healthcare and related services. This market is undergoing fundamental change as healthcare policy and advancing technologies are transforming how patient and member information is obtained and managed throughout the care delivery process. These factors, combined with legislative actions in the U.S., are changing the nature and demand for certain print-based communications. In the acute care market, the adoption of electronic health records (EHR) is steadily reducing demand for our administrative and clinical documents while increasing demand for our digital document application software solutions and certain safety products. With our extensive expertise in healthcare, we are addressing the needs of our customers in this changing market by focusing on communication solutions that address critical patient touch points and transitions of care; solutions that ease providers' transition to electronic medical records; support regulated communications; enhance patient care and safety, and reduce their overall costs.
In 2013, the decline in our document management solutions continued as the majority of hospitals have reached stages 3 and 4 of EHR adoption as defined by the Healthcare Information and Management Systems Society (HIMSS). However, the acquisition of WorkflowOne increased our revenue and has provided us with a broader customer base to which we can market our digital solutions. In 2012, the decline in revenue from our print products accelerated as the year progressed, due to the accelerated adoption of EHR solutions in response to the incentives and penalties as proposed by the U.S. Government. In 2011, we acquired 100% of the ownership interest in Dialog Medical which provides solutions for managing the patient informed consent process. This acquisition strengthened and broadened our leadership in the healthcare market, complemented our portfolio of solutions, and enhanced our ability to continue to advance our core growth products in the healthcare market.
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to an increase or decrease in revenue:

Percent Change 2013 vs. 2012				Percent Change 2012 vs. 2011
Units	Acquisition	Price & Product Mix	Total	Units	Acquisition	Price & Product Mix	Total
(10)%	18%	(1)%	7%	(8)%	—%	(1)%	(9)%

Healthcare revenue increased $14.2 million in 2013 with the most significant impact coming from the WorkflowOne acquisition. The acquisition strongly improved results in document management, patient identification and safety, and marketing communications, accounting for 16.2%, 13.0%, and 22.0% of revenue, respectively. Included in the marketing solutions revenue was $2.9 million of promotional product revenue, which is an area where WorkflowOne greatly expands our presence. WorkflowOne had no revenue in patient information management as they had no technology product offerings prior to the acquisition.
Outside the impact of the acquisition, Healthcare revenue results for 2013 and 2012 were similar, with a decline of 10.8% in 2013 and 8.8% in 2012 primarily due to a net unit decrease. Revenue from document management drove the decline in both years, decreasing $19.6 million in 2013 and $25.4 million in 2012. As more hospitals progress into stage four and beyond of

EHR adoption, we experience revenue declines, particularly in clinical paper documents and administrative forms. These declines will continue in 2014, likely at a similar pace. Excluding WorkflowOne revenue, patient identification and safety declined $3.4 million in 2013 and $3.1 million in 2012. As a result of the changes to the healthcare market, the demand for traditional printed labels used in conjunction with forms mirrors the decline of clinical documents.
Due to the nature of marketing communications and consolidation of providers taking place within the healthcare market, certain sales, such as re-brandings for a hospital, can have a large favorable impact to revenue but are not repeated consistently year-over-year. Revenue from our marketing communication solutions showed modest increases in 2012 due to such orders. These orders did not repeat in 2013, causing revenue outside of the acquisition to experience a slight decline when compared with 2012. Offsetting a portion of this decline was $1.0 million of revenue from our new Patient Communication Boards, all of which occurred in the second half of 2013.
Revenue from our patient information management solutions increased in both 2013 and 2012, driven by new technology sales, especially of our SMARTworks® Clinical Enterprise and iMedConsent applications. In 2013 this growth was due largely to expansion within our customer base as organizations are taking our applications enterprise-wide. The growth in 2012 was stronger as this was the first full year of revenue from the Dialog Medical acquisition, which occurred in July 2011. We expect strong growth in this solution to continue due to a combination of expansion within our existing customer base, new business opportunities, and new add-on modules we offer.
The following table provides further insight into the changes in revenue for each of our solutions (dollars in millions):

	2013	% Chg	2012	% Chg	2011
Marketing Communications	$73.8	22.8%	$60.1	4.3%	$57.6
Patient Identification and Safety	35.3	3.5%	34.1	(8.3)%	37.2
Patient Information Management	16.9	14.2%	14.8	52.6%	9.7
Document Management	104.1	(2.6)%	106.9	(19.2)%	132.3
	$230.1	6.6%	$215.9	(8.8)%	$236.8
Operating income
Operating income was flat for the year. A major factor in this was our one-time change in vacation policy, which resulted in an increase of $2.0 million to operating profit. Additionally, operating profit was favorably impacted by $1.3 million of operating income from WorkflowOne for the year. Outside of these impacts, operating income is being affected by the unit decline, which causes reduced fixed cost absorption and negatively impacts margins.
Operating income for 2012 was down compared with 2011, primarily the result of lower units and pricing. Excluding the postretirement gain, operating income in 2012 improved over the prior year.

Business Solutions
Our Business Solutions segment primarily serves the needs of customers from the financial services, manufacturing, retail, business services, and transportation markets covering a broad spectrum of companies which include retail banks, insurance carriers, retailers, overnight delivery carriers, business service providers, and manufacturers. Intense price competition and technological erosion in our traditional print products remains prevalent in this segment. Across all markets, business communications are changing rapidly and print is now just one of many options to deliver critical information to employees, current and prospective customers, and shareholders. However, we continue to develop our portfolio of solutions to address the changing needs of the markets served by Business Solutions.
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
The retail market is also affected by digital advances. Customer adoption of digital technologies has reduced demand in traditional print products creating excess capacity and increased price competition, while at the same time creating new opportunities for on-demand publishing and digital-based products. A strong correlation exists between the demand for most of our products and the economic conditions within the commercial market. A slow economic recovery and high unemployment rates can have a negative impact on our customers, resulting in consolidations and divestitures as a means for them to control costs and create efficiencies.

The primary customers we serve in the manufacturing market are makers of products directly affected by discretionary spending levels of consumers and products supporting the housing industry. Although manufacturing continues to show signs of expansion in the U.S., some industrial segments that we focus on have continued to show slow growth or declines, especially HVAC, electrical distribution, and appliances.
Revenue
The following table quantifies, on a percentage basis, the estimated impact of key factors that contribute to the increase or decrease in revenue:

Percent Change 2013 vs. 2012				Percent Change 2012 vs. 2011
Units	Acquisition	Price & Product Mix	Total	Units	Acquisition	Price & Product Mix	Total
(10)%	38%	(1)%	27%	(6)%	—	—%	(6)%
Business Solutions revenue increased $103.6 million in 2013 with the most significant increase coming from the WorkflowOne acquisition, which provided an additional $146.4 million of revenue in 2013. The acquisition strongly improved results in document management, customer communications, and marketing communications, accounting for 30.3%, 28.7%, and 39.2% of revenue, respectively. Included in the marketing communications revenue was $18.4 million of promotional product revenue, a market in which WorkflowOne has greatly enhanced our presence. Document management included $13.3 million from WorkflowOne's wholesale printing division, where WorkflowOne has also expanded our offerings.
Outside of the acquisition, Business Solutions revenue declined $42.8 million in 2013. As previously disclosed, we anticipated lower revenue in 2013 and 2012 from a significant financial services customer due to its major restructuring announced at the end of 2011. In 2013 this customer's revenue decreased $9.8 million in marketing solutions, $8.7 million in document management, and $19.2 million overall. While continued decline is expected in 2014 for this customer, the decline will greatly diminish and be focused in document management. Additional declines in marketing communications were a result of unit declines in several large customers. Document management declines in 2013 were also a result of in erosion in volume due to continued decline in demand, especially for black and white operational forms. Customer communications outside of the acquisition experienced a decline of 10.0% in 2013 due to decline in the demand for printed statements and forms. Excluding the acquisition, labels only declined slightly by 2.6%.
Business Solutions revenue declined a total of $25.2 million in 2012; however, this decline was primarily due to a unit decrease to the financial services customer previously mentioned. The result of this was a decline of $24.2 million in revenue, most significantly in marketing in marketing communications and document management which experienced declines of $10.3 million and $12.2 million, respectively. Customer communications experienced a slight increase of $3.2 million due partially due to several new customers.
The following table provides further insight into the changes in revenue for each of our major solutions (dollars in millions):

	2013	% Chg	2012	% Chg	2011
Marketing Communications	$141.4	30.8%	$108.1	(7.8)%	$117.2
Customer Communications	40.4	26.3%	32.0	11.1%	28.8
Product Marking and Labeling	100.2	16.5%	86.0	(0.8)%	86.7
Document Management	207.7	29.8%	160.0	(10.4)%	178.6
	$489.7	26.8%	$386.1	(6.1)%	$411.3
Operating income
In 2013 our operating income improved $2.3 million over 2012. WorkflowOne favorably impacted operating income by $3.3 million since August. Operating income was also positively affected by $3.6 million due to the one-time impact of the change to our vacation policy. Excluding these items, operating income is being impacted by the declines in volume, though we expect to see additional saving from our restructuring activities in the future.
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
Cash Flows
Overall, cash flow on a net debt basis was negative by $6.4 million in 2013, compared to a positive $8.2 million and negative $11.6 million in 2012 and 2011. Summarized Statements of Cash Flows are presented below:

	2013	2012	2011
Net cash provided by operating activities	$6.5	$18.5	$13.3
Net cash used in investing activities	(7.2)	(5.8)	(17.2)
Net cash provided by (used in) financing activities	2.2	(13.4)	5.1
Effect of exchange rate on changes in cash	(0.2)	0.1	(0.2)
Net change in cash	$1.3	$(0.6)	$1.0
Memo:
Add back credit facility (borrowed) repaid	(7.7)	8.8	(12.6)
Cash flow on a net debt basis	$(6.4)	$8.2	$(11.6)
Operating activities
Restructuring payments were much higher in 2013 and 2012 than in 2011 when previously initiated restructuring plans were winding down. Costs in 2013 related to both the integration restructuring plan approved in September 2013 and our previous restructuring plan announced in January 2012. The combination of restructuring and integration costs, which are expected to continue through the end of 2015, are anticipated to be approximately $44 million to $49 million. Except for approximately $0.5 million of inventory write-offs, which will be recorded to cost of sales, the balance will result in cash expenditures. Our previous restructuring plan announced in 2012 accounted for the majority of cash expenditures in 2012, but was completed as of the end of the 2013.
Contributions to the Company’s qualified pension plan were $24.7 million in 2013. This compares with $22.7 million in 2012 and $25.0 million in 2011. Based upon current estimates, the minimum funding requirement for our qualified pension plan will be $39.1 million in 2014 and $30.2 million in 2015, but should drop significantly in subsequent years. Our current estimates are impacted by legislation passed in July 2012 called the Moving Ahead for Progress in the 21st Century Act (MAP-21), commonly referred to as the Highway Bill. MAP-21 provides pension funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans. The new legislation allows the use of a 25-year average corporate bond rate adjusted to the applicable corridor rather than a 2-year average rate as required under the prior law to calculate funding requirements.
Investing activities
Net cash used in investing activities was primarily driven by capital expenditures in 2013, 2012, and 2011. Capital expenditures in 2013 are chiefly related to our new marketing logistics center, and planned upgrades and changes to our IT infrastructure necessary to grow and support our solutions, and facility improvements incurred as part of our integration. In 2014 we expect capital expenditure to be in the range of $15 million to $21 million.
We also invested in acquisitions in 2013 and 2011. In 2013 the net result of the WorkflowOne acquisition was the receipt of $4.7 million of cash. In 2011, we acquired 100% of the ownership interest in Dialog Medical as an addition to our Healthcare segment. The total purchase price was $6.2 million, of which $4.9 million was paid in cash, the balance in the form of a note payable and contingent consideration based upon the achievement of certain revenue targets by the acquired business.
Financing activities
Net cash provided by financing activities was higher in 2013 than 2012 due to additional draws on our credit facility to meet the needs of the combined company, including deal costs and integration expenses incurred due to the WorkflowOne acquisition. This was offset by capital lease payments and $2.4 million of debt issuance costs incurred related to the credit facility amendment described below and the term loans assumed through the WorkflowOne acquisition. Additionally, 2012 and 2011 included dividend payments of $1.5 million and $5.8 million. In January 2012 we announced the suspension of our quarterly dividend in keeping with Ohio law, which requires that cash be paid only out of a corporation's statutory surplus.

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
As part of the acquisition, the Company assumed debt of $210 million previously held by WorkflowOne. Debt assumed under the First Lien Term Loan was approximately $120 million and is secured by accounts receivable, inventories, fixed assets, and certain other assets. Quarterly payments of $2.5 million are due beginning September 2014 with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt bears interest at an adjusted LIBOR plus 7.00%.
Debt assumed under the Second Lien Term Loan was approximately $90 million and is secured by accounts receivable, inventories, fixed assets, and certain other assets. Upon the termination of the First Lien Term Loan, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt bears interest at an adjusted LIBOR plus 8.65%.
The First and Second Lien Term Loans require the Company to be in compliance with specified financial covenants, the levels of which will change periodically. The covenants include a required minimum earnings level and total leverage ratio that are currently effective, and a fixed charge coverage ratio that becomes effective in September 2014.
We believe that the combination of internally-generated funds, available cash, and available funds under our Revolving Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year. We believe our major long-term cash requirements consist of funding our pension plan, mandatory debt payments, and necessary investments aimed at transforming our combined product portfolio. While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed. As a result of these cash requirements, we do not anticipate having positive cash flow during 2014.

Item 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 8 – FINANCIAL STATEMENTS

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 29,	December 30,
A S S E T S	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$2,342	$1,012
Accounts receivable, net	157,567	104,513
Inventories, net	61,939	44,281
Prepaid expense	14,508	9,248
Total current assets	236,356	159,054

PLANT AND EQUIPMENT
Land	3,980	1,900
Buildings and improvements	76,791	65,259
Machinery and equipment	195,645	182,830
Office equipment	172,379	156,596
Construction in progress	6,060	2,886
Total	454,855	409,471
Less accumulated depreciation	361,852	350,548
Total plant and equipment, net	93,003	58,923

OTHER ASSETS
Goodwill	78,634	7,456
Customer relationships, net	43,355	1,827
Other intangible assets, net	11,455	4,106
Deferred tax asset	9,306	22,765
Other	8,768	5,773
Total other assets	151,518	41,927
Total assets	$480,877	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 29,	December 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2013	2012

CURRENT LIABILITIES
Current portion of long-term debt	$5,589	$2,361
Accounts payable	51,748	29,237
Other current liabilities	68,020	43,234
Total current liabilities	125,357	74,832

LONG-TERM LIABILITIES
Long-term debt	263,880	49,159
Pension benefit liability	192,779	252,665
Deferred compensation	3,169	3,498
Environmental liabilities	3,786	3,986
Other long-term liabilities	3,203	2,624
Total long-term liabilities	466,817	311,932

COMMITMENTS AND CONTINGENCIES - See Note 18

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 9,653 and 6,922 shares	9,653	6,922
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	97,290	91,266
Accumulated other comprehensive losses	(25,233)	(39,454)
Accumulated deficit	(143,716)	(136,303)
Treasury stock at cost: 2,021 shares	(50,236)	(50,236)
Total shareholders' deficit	(111,297)	(126,860)
Total liabilities and shareholders' deficit	$480,877	$259,904

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	2013	2012	2011
REVENUE
Products	$619,170	$528,811	$560,643
Services	100,613	73,177	87,466
Total revenue	719,783	601,988	648,109
COST OF SALES
Products	452,717	378,782	396,080
Services	60,598	42,804	53,860
Total cost of sales	513,315	421,586	449,940
GROSS MARGIN	206,468	180,402	198,169
OPERATING EXPENSES
Selling, general and administrative	182,936	200,434	245,114
Acquisition and integration costs	10,776	982	—
Asset impairments	1,262	—	—
Postretirement plan termination	—	—	(20,239)
Restructuring and other exit costs	14,460	4,278	5,198
Total operating expenses	209,434	205,694	230,073
LOSS FROM OPERATIONS	(2,966)	(25,292)	(31,904)
OTHER INCOME (EXPENSE)
Interest expense	(9,861)	(2,689)	(2,466)
Other income	65	39	632
Total other expense	(9,796)	(2,650)	(1,834)
LOSS BEFORE INCOME TAXES	(12,762)	(27,942)	(33,738)
INCOME TAX (BENEFIT) EXPENSE	(5,349)	534	91,695
NET LOSS	$(7,413)	$(28,476)	$(125,433)
LOSS PER SHARE	$(1.16)	$(4.88)	$(21.59)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2013	2012	2011
NET LOSS	$(7,413)	$(28,476)	$(125,433)
Actuarial gain (loss), net of $18,771 and $49 deferred income
tax expense in 2013 and 2011	14,390	(2,179)	(18,181)
Actuarial loss reclassification, net of $1,635
deferred income tax expense in 2011	—	—	2,485
Prior service credit, net of $2,015
deferred income tax expense in 2011	—	—	3,059
Prior service credit reclassification, net of $10,998
deferred income tax benefit in 2011	—	—	(16,697)
Cumulative translation adjustment	(169)	138	(204)
Total other comprehensive income (loss), net of tax	$14,221	$(2,041)	$(29,538)
COMPREHENSIVE INCOME (LOSS)	$6,808	$(30,517)	$(154,971)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,413)	$(28,476)	$(125,433)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	27,064	22,007	21,809
Asset impairments	1,262	—	—
Restructuring and other exit costs	14,460	4,278	5,198
Pension and postretirement cost	64	41,471	37,520
Deferred taxes	(6,199)	53	91,330
Other	6,045	3,361	2,053
Changes in operating assets and liabilities, net of
effects from acquisitions:
Accounts and notes receivable	899	9,221	8,607
Inventories	5,047	4,541	5,239
Restructuring payments	(8,136)	(8,567)	(1,227)
Accounts payable and other current liabilities	(320)	(1,310)	(6,670)
Pension and postretirement contributions	(26,887)	(27,280)	(28,734)
Other assets and liabilities	593	(783)	3,563
Net cash provided by operating activities	6,479	18,516	13,255
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(12,209)	(5,972)	(14,186)
Proceeds from sale of equipment	336	134	1,845
Acquisitions, net of cash received	4,694	—	(4,905)
Net cash used in investing activities	(7,179)	(5,838)	(17,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	7,730	(8,760)	12,661
Debt issuance costs	(2,357)	—	—
Principal payments on long-term debt	(2,611)	(2,483)	(1,721)
Dividends paid	—	(1,502)	(5,836)
Other	(564)	(613)	105
Net cash provided by (used in) financing activities	2,198	(13,358)	5,209
Effect of exchange rate changes on cash	(168)	123	(180)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,330	(557)	1,038
Cash and cash equivalents at beginning of year	1,012	1,569	531
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,342	$1,012	$1,569

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Interest	$5,226	$2,704	$2,461
Income taxes	656	101	184

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$2,292	$144	$7,287
Acquisition financing	—	—	1,276
Additions to short term notes payable	500	—	—
Warrants issued in conjunction with acquisition	6,509	—	—

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except per share amounts)

	2013	2012	2011
COMMON STOCK
Beginning balance	$6,922	$6,889	$6,843
Dividend reinvestment plan	—	—	11
Exercise of warrants	2,646	—	—
Exercise of stock options	1	—	—
Issuance of vested shares	84	33	35
Ending balance	$9,653	$6,922	$6,889

CLASS A STOCK	$945	$945	$945

CAPITAL IN EXCESS OF PAR VALUE
Beginning balance	$91,266	$88,587	$86,565
Share-based compensation expense	2,310	2,706	1,905
Issuance of warrants	6,509	—	—
Exercise of warrants	(2,646)	—	—
Exercise of stock options	3	—	—
Issuance of vested shares	(84)	(33)	(35)
Other	(68)	6	152
Ending balance	$97,290	$91,266	$88,587

ACCUMULATED OTHER COMPREHENSIVE LOSSES
Beginning balance	$(39,454)	$(37,413)	$(7,875)
Cumulative translation adjustment	(169)	138	(204)
Change in net actuarial losses	14,390	(2,179)	(15,696)
Change in net prior service credit	—	—	(13,638)
Ending balance	$(25,233)	$(39,454)	$(37,413)

ACCUMULATED DEFICIT
Beginning balance	$(136,303)	$(107,836)	$23,493
Net loss	(7,413)	(28,476)	(125,433)
Dividends declared, $1.00 per share	—	—	(5,896)
Other	—	9	—
Ending balance	$(143,716)	$(136,303)	$(107,836)

TREASURY STOCK AT COST
Beginning balance	$(50,236)	$(50,225)	$(50,167)
Treasury stock acquired	—	(11)	(58)
Ending balance	$(50,236)	$(50,236)	$(50,225)
Total shareholders' deficit	$(111,297)	$(126,860)	$(99,053)

See accompanying notes.

THE STANDARD REGISTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Standard Register Company is a recognized leader in the management and execution of critical communications.  Our principle products include print, labels, promotional products, and software.  Service revenue primarily includes warehousing and custom-delivery services (distribution services), professional services and other consulting, and software postcontract support.
The accounting policies that affect the more significant elements of our financial statements are summarized below.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (referenced in this report as the "Company," "we," "our," or “Standard Register,”) after elimination of intercompany transactions, profits, and balances. The accounts of businesses acquired during 2013 and 2011 are included in the consolidated financial statements from the dates of acquisition. There were no acquisitions during 2012.
Fiscal Year
Our fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31.  Fiscal years 2013, 2012, and 2011, ended on December 29, 2013, December 30, 2012, and January 1, 2012, and each included 52 weeks. As described in Note 3, the accompanying consolidated financial statements include the results of operations and cash flows for WorkflowOne, LLC (WorkflowOne) from August 1, 2013, the acquisition date, through December 31, 2013, the end of their calendar year. We do not believe the difference in fiscal year-end dates has a material impact on our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  The accounting estimates and assumptions that place the most significant demands on our judgment include, but are not limited to:  pension benefit plan assumptions; fair value measurements; deferred taxes; share-based compensation; environmental liabilities; restructuring liabilities; and revenue recognition.  These estimates and assumptions are based on information presently available and actual results could differ from those estimates.
Foreign Currency
Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the current exchange rate in effect at the end of the fiscal period.  Income statement amounts are translated at the average monthly exchange rates in effect during the period.  Adjustments resulting from the translation of financial statements denominated in foreign currencies are charged or credited directly to shareholders’ deficit and shown as cumulative translation adjustments in other comprehensive income.  Realized gains and losses from transactions denominated in foreign currencies are recorded in other income and are not material.
Cash Equivalents
All highly-liquid investments with original maturities of three months or less are classified as cash equivalents.
Accounts Receivable
Receivables are stated net of allowances for doubtful accounts. The provision for bad debts was $1,165, $(103), and $1,248 in 2013, 2012, and 2011.
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
Depreciation
For financial reporting purposes, depreciation is computed by the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $22,201, $20,917, and $21,178 in 2013, 2012, and 2011 and includes amortization of assets recorded under capital lease arrangements. Estimated useful lives range from 15-40 years for buildings and improvements; 5-15 years for machinery and equipment; and 3-15 years for office furniture and equipment.
Goodwill and Intangible Assets
Goodwill is the excess of the purchase price paid over the fair value of net assets of businesses acquired and is not amortized. Goodwill is evaluated for impairment on an annual basis in the second quarter, or more frequently if impairment indicators arise. The annual goodwill test for 2013 was performed prior to the acquisition of WorkflowOne. The evaluation can be performed through either a qualitative assessment, if appropriate based on current conditions, or a quantitative fair-value-based test that compares the fair value of the asset to its carrying value. Factors used in the quantitative evaluation of goodwill include, but are not limited to, management's plans for future operations, recent operating results, projected future cash flows, and a weighted-average cost of capital.
Intangible assets with determinable lives are primarily amortized on a straight-line basis over their estimated useful life.
Software Development Costs
Costs incurred during the application development stage and implementation stage in developing, purchasing, or otherwise acquiring software for internal use and website development costs are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum period of five years.  Costs incurred during the preliminary project stage are expensed as incurred.  The carrying value of capitalized internal use software is included in Plant and Equipment in our Consolidated Balance Sheets and totaled $18,217 at December 29, 2013 and $9,462 at December 30, 2012.  These amounts are related to production, invoicing, and warehousing systems; customer interface portals and account management tools; and system management, security, and desktop applications.
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
Pension Benefits
We sponsor both funded and unfunded defined benefit pension plans covering certain U.S. employees and retirees. We recognize net actuarial gains or losses in excess of 10 percent of the greater of the plan's projected benefit obligation or the plan's assets (the corridor) annually in the fourth quarter each year (MTM adjustment), and, if applicable, in any interim quarter in which a remeasurement occurs. The remaining components of pension expense, interest cost and the expected return on plan assets, are recorded as ongoing pension expense.

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
Certain revenues earned by the Company require judgment to determine if revenue should be recorded at the gross amount, or net of related costs. Generally, revenues are recognized on a gross basis if we have control over selecting vendors and pricing, are the primary obligor in the arrangement, bear credit risk, and bear the risk of loss for inventory. Revenue from arrangements that do not meet these criteria generally is recognized on a net basis.
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
Under certain other contractual arrangements, at the customer’s request we print and store the custom-printed products for the customer’s specified future delivery.  Such products are stored in our warehouses and are not used to fill other customers’ orders.  For these products, manufacturing is complete, the finished product is not included in our inventory, and title and risk of loss have transferred to the customer.  In these transactions, the customer is invoiced under normal billing and credit terms when the product is placed in the warehouse for storage.  As such, the product is considered to be delivered first and warehousing and custom-delivery services are delivered last. For these arrangements, revenue allocated to the product is recognized when it is placed in the warehouse for storage and revenue allocated to the services is deferred and recognized as the services are performed.
To determine selling prices, consideration received is allocated to each deliverable in the arrangement based on the relative selling prices of each deliverable. Selling prices are determined based on the following hierarchy: vendor-specific objective evidence of fair value (VSOE), third-party evidence of selling price (TPE), or best estimate of selling price (BESP).  For each deliverable, we review historical sales data to determine if we have sufficient stand-alone sales that are within an acceptable range to establish VSOE.  VSOE is considered established if 80% of stand-alone sales are within +/-15% of the median sales price.  Available third-party evidence is evaluated to determine if TPE can be established for items where VSOE does not exist.  In absence of VSOE and TPE, BESP is used.  Determining BESP requires significant judgment due to the nature of factors that must be considered and the subjectivity involved in determining the impact each of these factors should have on BESP.

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

•
Warehousing services - VSOE cannot be established for warehousing services, as we generally do not sell these services separately.  Although some third-party evidence is readily available for certain aspects of our warehousing services, an adequate amount of data for services similar to our offering is not available to establish TPE.  BESP is developed by utilizing a pricing process which generally considers the following internal and external factors: cost driver activity such as full versus partial carton shipments, storage space utilized, type of product stored, and shipping frequency; internal cost experience; profit margins; volume-related discounts; current market conditions; and to a lesser degree, pricing from third-party providers when available.

•
Custom-delivery services - For custom-delivery services, no stand-alone sales are available as we do not sell these services separately; therefore, VSOE cannot be established.  TPE is developed by considering profit margins, volume, and expected shipping addresses for the customer applied to a freight rate table that is developed from negotiated rates with our third-party logistics partners.

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
Research and Development
Research and development costs relate to the development of new products and to the improvement of existing products and services and are charged to expense as incurred.  These efforts are entirely company sponsored.  Total research and development costs were $4,138, $3,356, and $4,530 in 2013, 2012, and 2011.
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
Recently Adopted Accounting Pronouncements
In 2013, we adopted Accounting Standards Update (ASU) 2013-2, which requires additional disclosure of information related to changes in accumulated other comprehensive loss by component and any significant items reclassified out of accumulated other comprehensive loss. Other comprehensive losses include any revenues, expenses, gains and losses that are excluded from net income and recognized directly as a component of shareholders’ deficit.  Changes in accumulated other comprehensive loss, net of deferred taxes, consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance at January 1, 2012	$(330)	$(37,083)	$(37,413)
Net current-period other comprehensive loss	138	(2,179)	(2,041)
Balance at December 30, 2012	(192)	(39,262)	(39,454)
Net current-period other comprehensive income	(169)	14,390	14,221
Balance at December 29, 2013	$(361)	$(24,872)	$(25,233)

Intraperiod tax allocation rules require us to consider the income recorded in other comprehensive income when determining the amount of tax benefit to be recorded on the loss in continuing operations.  Accordingly tax expense of $5,540 is allocated to other comprehensive income because of the tax benefit recorded in continuing operations. Since the amount of income tax expense allocated to other comprehensive income under this intraperiod allocation requirement is equal to the amount of income tax benefit recorded in continuing operations, our overall tax position at December 29, 2013, including the amount of our deferred tax asset and valuation allowance, is not impacted by this tax allocation.

In 2013, we chose to early adopt ASU 2013-11, which requires an unrecognized tax benefit to be classified as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of the ASU impacted our financial statement presentation and disclosures of our unrecognized tax benefits, but otherwise did not impact our consolidated results of operations or cash flows.

NOTE 2 – ACCOUNTING CHANGES
Change in Pension Accounting Method
In 2013, we elected to change our method of accounting for recognizing expense for our defined benefit pension plans. Previously, we recognized pension actuarial gains and losses in Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity. The net actuarial gains and losses in excess of 10% of the greater of a calculated market-related value of plan assets or the plan's projected benefit obligations (corridor) were then amortized to expense each quarter in our Statement of Income using the average remaining service period of active plan participants. The market-related value of plan assets smoothed asset gains and losses over a five-year period and was previously used to calculate the expected return on assets component of pension expense.
Under the new method of accounting, referred to as mark-to-market (MTM), we recognize gains and losses in excess of the corridor annually, in the fourth quarter of each fiscal year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan change are recognized as an MTM adjustment in the period in which it occurs. The remaining components of pension expense, interest cost and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.

While our previous method of recognizing pension expense is considered acceptable under Generally Accepted Accounting Principles in the United States (U.S. GAAP), we believe that the new method is preferable as it accelerates the recognition of changes in the fair value of plan assets and actuarial gains and losses outside the corridor.
The change in accounting method has been reported through retrospective application of the new method to all periods presented. The cumulative effect of the change in accounting method was an decrease to Retained Earnings as of January 3, 2011, of $135,025 and a corresponding decrease in Accumulated Other Comprehensive Losses.
The impact of this change in accounting method on our consolidated financial statements is summarized below:
Consolidated Statements of Income

	2013		2012		2011
	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted
Selling, general and administrative	$207,193	$182,936	$181,030	$200,434	$207,379	$245,114
(Loss) income from operations	(27,223)	(2,966)	(5,888)	(25,292)	5,831	(31,904)
Income tax (benefit) expense	(14,877)	(5,349)	534	534	91,695	91,695
Net loss	(22,142)	(7,413)	(9,072)	(28,476)	(87,698)	(125,433)
Loss per share	(3.47)	(1.16)	(1.55)	(4.88)	(15.10)	(21.59)
Consolidated Statements of Comprehensive Income

	2013		2012		2011
	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted
Net loss	$(22,142)	$(7,413)	$(9,072)	$(28,476)	$(87,698)	$(125,433)
Actuarial gain (loss), net of tax	12,567	14,390	(45,512)	(2,179)	(80,426)	(18,181)
Actuarial loss reclassification, net of tax	16,552	—	23,929	—	26,995	2,485
Consolidated Balance Sheets

	2013		2012
	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted
Retained earnings (accumulated deficit)	$33,719	$(143,716)	$55,861	$(136,303)
Accumulated other comprehensive losses	(202,668)	(25,233)	(231,618)	(39,454)
Consolidated Statements of Cash Flows

	2013		2012		2011
	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted	Previous Accounting Method	As Adjusted
Net loss	$(22,142)	$(7,413)	$(9,072)	$(28,476)	$(87,698)	$(125,433)
Deferred taxes	(15,727)	(6,199)	53	53	91,330	91,330
Pension and postretirement cost (benefit)	24,321	64	22,067	41,471	(215)	37,520
Change in estimate for compensated absences
As part of integrating the WorkflowOne acquisition, we evaluated all of our benefit plans and changed our policy for compensated absences. Previously, employees earned vacation in the current year, which was then available to be taken in the subsequent year. We maintained an accrual for the portion of the obligation that was earned, but not yet taken. Employees now earn vacation in the same year in which it is used. Except where otherwise required by law, employees do not receive payment for any unused vacation and unused vacation cannot be carried forward to the subsequent year. This change reduced our liability at December 29, 2013 by $5,561, decreased the loss from operations by $5,561, decreased the net loss by $3,376, and decreased the loss per share by $0.53 per share.

NOTE 3 – ACQUISITION
On August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne for a total purchase price of one dollar (the "Acquisition"). In connection with the Acquisition, the Company also assumed $210,000 of WorkflowOne's existing debt under two secured credit facilities (the "First Lien Term Loan" and "Second Lien Term Loan") and issued warrants with an estimated fair value of $6,509 that were subsequently converted into 2,645,945 shares of the Company's Common Stock in October 2013. The exercise price of each warrant was $0.00001 per common share. The estimated fair value of the warrants issued was calculated based on the closing market price of the Company's stock on July 31, 2013, with an estimated discount for lack of marketability due to certain restrictions.
In addition, the Company issued $10,000 of non-interest bearing “Tranche B Second Lien Term Loans" that were subsequently cancelled for no consideration as part of the final working capital settlement. The working capital adjustment also resulted in (i) the conversion of $3,678 of the Tranche B Second Lien Term Loans into the Second Lien Term Debt, (ii) the reduction of $3,678 in the First Lien Term Debt, and (iii) the receipt of an additional $1,322 in cash from the Acquisition in October 2013. The transaction did not contain any other contingent consideration arrangements.
WorkflowOne provides printing, document management, distribution, and marketing services to a large customer base. We believe the Acquisition will advance the Company's revenue position, enhance its product and solutions portfolio, broaden its customer base, improve its cost structure, and provide greater financial flexibility and stability.
Results of operations for WorkflowOne are included in the Company's consolidated financial statements from the date of acquisition. The Acquisition was integrated into our Healthcare and Business Solutions segments. Total revenue of $183,984 and net income of $4,492 attributable to WorkflowOne are included in the Company’s Consolidated Statement of Income for the year ended December 29, 2013.
Recording of assets acquired and liabilities assumed
The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. The acquisition accounting is complete and all fair values assigned are considered final. Amounts previously reported were preliminary, and therefore some values have changed. Significant adjustments made in the fourth quarter primarily include a $3,029 increase in the cash received from the acquisition, a $1,503 increase in the fair value assigned to accounts receivable, and a related reduction in the amount of goodwill recognized. The following summarizes the assets acquired and the liabilities assumed by the Company in the Acquisition:

August 1, 2013
Assets
Cash and cash equivalents	$4,694
Accounts receivable	55,154
Inventories	24,518
Plant and equipment	42,915
Goodwill	71,178
Identified intangibles	53,740
Other assets	7,140
Liabilities
Long-term debt and capital leases, including current portion	(210,538)
Other liabilities assumed	(42,292)
Net assets acquired	$6,509

Intangible Assets
Identifiable intangible assets created as a result of the WorkFlowOne acquisition are being amortized on a straight-line basis. The fair value and weight-average useful lives assigned to to intangible assets acquired are as follows:

	Fair Value	Weighted-Average Useful life
Customer relationships	$45,100	6 years
Trademarks	8,500	8 years
Favorable lease agreements	140	2.5 years
Total	$53,740	6.3 years
Goodwill
Goodwill in the amount of $71,178 has been recorded for the acquisition of WorkFlowOne. Goodwill is calculated as the excess of the consideration transferred over the fair value of net assets recognized and represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually or more frequently if events or circumstances indicate impairment may exist. We expect that all of the goodwill will be deductible for tax purposes. The goodwill recorded includes the synergies and other benefits that we expect to result from combining the operations of WorkFlowOne with the Company and any intangible assets that do not qualify for separate recognition, such as the WorkFlowOne trained and assembled workforce. Of the total amount, $51,391 was allocated to our Business Solutions segment and $19,787 was allocated to our Healthcare segment.
Expenses related to the acquisition
The Company expects to incur substantial transaction and integration expenses in connection with the Acquisition, including the necessary costs associated with integrating the operations of the two companies. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. All such costs are classified as acquisition and integration costs in the accompanying Consolidated Statements of Income. We incurred $10,776 and $982 of acquisition and integration costs in 2013 and 2012, of which $9,042 in 2013 and substantially all of 2012 represent transaction costs that primarily include advisory, legal, accounting, valuation, and other professional fees. In addition, $2,357 of debt-issuance costs were incurred and recorded as a long-term asset being amortized to interest expense over the term of the respective debt agreements.
We expect to incur approximately $14,000 to $19,000 over the next two years for technology and facility integration costs that do not qualify as restructuring and other exit costs under U.S. GAAP. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate.
Pro forma impact of the acquisition
The following table summarizes pro forma financial information for the years ended December 29, 2013 and December 30, 2012 as if the Acquisition had occurred at the beginning of fiscal 2012. The pro forma financial information includes adjustments to interest expense for the long-term debt assumed and amendment to our Revolving Credit Facility, adjustments to amortization associated with the acquired intangible assets, and adjustments to depreciation expense for fair value adjustments to inventory and plant and equipment. Adjustments were also made to exclude the non-recurring transaction costs discussed above and $1,813 of non-recurring expense related to the fair value adjustment to acquisition-date inventory.
The pro forma financial information does not reflect any cost savings that may be realized as a result of the Acquisition and is not necessarily indicative of what our consolidated results would have been had the Acquisition been completed on January 2, 2012.

(Unaudited)	2013	2012
Revenue	$975,256	$1,061,342
Operating income (loss)	15,321	(13,912)
Net loss	(2,695)	(34,572)

Loss per share	(0.42)	(5.92)

NOTE 4 – REVERSE STOCK SPLIT
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

NOTE 5 – FAIR VALUE MEASUREMENTS
The Company's only assets and liabilities adjusted to fair value on a recurring basis are pension benefit plan assets. See Note 16 for the fair value of our pension plan assets as of December 29, 2013 and December 30, 2012. The Company is also required to record certain assets and liabilities at fair value on a nonrecurring basis, primarily as a result of acquisitions. See Note 3 for further discussion of the fair value of assets and liabilities associated with the WorkFlowOne acquisition.
We also have financial assets and liabilities that are not recorded at fair value but which require disclosure of their fair value. The carrying value of cash equivalents, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these instruments. The carrying value of outstanding amounts under our Revolving Credit Facility, First and Second Lien Term Loans, and capital lease obligations approximate fair value based on currently available market rates.
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with high-credit quality financial institutions. Our credit risk, with respect to trade receivables is limited, in management's opinion, due to industry and geographic diversification. We maintain an allowance for doubtful accounts to cover estimated credit losses.

NOTE 6 – RESTRUCTURING AND ASSET IMPAIRMENT
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
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the recent acquisition of WorkflowOne and the integration of the two companies.  The restructuring program is expected to continue through the end of 2015, and includes costs associated with workforce reductions, contract termination costs primarily from exiting leased facilities, and other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory (which will be recorded to cost of sales).
As a result of the plan, restructuring actions not yet initiated from previous restructuring plans are now integrated into our current plan. Components of the restructuring plan consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$9,200	$9,184	$9,184
Contract exit and termination costs	7,000	150	150
Other associated exit costs	13,600	5,117	5,117
Total	$29,800	$14,451	$14,451

A summary of activity in the restructuring liability is as follows:

	Accrued in 2013	Incurred in 2013	Reversed in 2013	Balance 2013
Employee separation costs	$9,503	$(1,191)	$(607)	$7,705
Contract exit and termination costs	43	(16)	—	27
Total	$9,546	$(1,207)	$(607)	$7,732
Completed Restructuring Plans
Restructuring and other costs also included costs from completed restructuring plans, primarily from the following restructuring plan.
In late 2011, we developed a restructuring program that was announced in January 2012. Costs of the two-year program included employee separation costs for severance related to the workforce reductions, contract exit and termination costs related to lease terminations, and other associated exit costs that included fees to third parties to assist with the program implementation and certain costs related to implementation of a future ERP system that would have replaced select software applications. In 2013, we reversed a portion of previously accrued severance due to slightly lower than expected costs. The restructuring plan is complete and we do not expect any additional costs for this plan.
Components of the restructuring plan consist of the following:

	Total Expected Costs	Total 2013 Expense	Cumulative To-Date Expense
Employee separation costs	$5,911	$(266)	$5,911
Contract exit and termination costs	300	53	300
Other associated exit costs	3,455	155	3,455
Total	$9,666	$(58)	$9,666
A summary of activity in the restructuring liability is as follows:

	Balance 2011	Accrued 2012	Incurred 2012	Balance 2012	Incurred in 2013	Reversed in 2013	Balance 2013
Employee separation costs	$5,480	$697	$(4,827)	$1,350	$(1,084)	$(266)	$—
Contract exit and termination costs	—	174	(153)	21	(18)	—	3
Other associated exit costs	—	1,980	(1,980)	—	—	—	—
Total	$5,480	$2,851	$(6,960)	$1,371	$(1,102)	$(266)	$3
We also have a restructuring liability related to employee severance and the consolidation of facilities which was assumed in the acquisition of WorkflowOne.
A summary of activity in the restructuring liability is as follows:

	Balance Acquired at Acquisition	Incurred in 2013	Balance 2013
Employee separation costs	$98	$(98)	$—
Contract exit and termination costs	218	(40)	178
Total	$316	$(138)	$178
Asset Impairments
In 2013, we recorded a $1,262 asset impairment charge related to technology assets. The impairment is due to changes made to our future technology plans as a result of alternatives available to us from the acquisition.

NOTE 7 – ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

	December 29, 2013	December 30, 2012
Current:
Trade receivables	$152,155	$100,420
Less allowance for doubtful accounts	(2,625)	(2,312)
Net trade receivables	149,530	98,108
Other receivables	8,037	6,405
Total current receivables	$157,567	$104,513

NOTE 8 – INVENTORIES
Inventories consist of the following:

	December 29, 2013	December 30, 2012
Materials and supplies	$6,489	$5,554
Jobs in process	2,860	1,812
Finished products	52,590	36,915
Total	$61,939	$44,281

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Our two reportable segments, Healthcare and Business Solutions, are also our reporting units for purposes of goodwill impairment testing. We performed the annual impairment test of goodwill for all our reporting units in the second quarter of 2013 following a quantitative approach. No goodwill impairment was noted. The following table summarizes the allocation of goodwill following our reorganization in 2012 and our 2013 acquisition of WorkflowOne.

	Healthcare	Business Solutions	Financial Services	Commercial	Industrial	Total
Goodwill at January 1, 2012	$3,284	$—	$1,743	$1,296	$1,133	$7,456
Reallocation of goodwill	—	4,172	(1,743)	(1,296)	(1,133)	—
Goodwill at December 30, 2012	3,284	4,172	—	—	—	7,456
Acquisition	19,787	51,391	—	—	—	71,178
Goodwill at December 29, 2013	$23,071	$55,563	$—	$—	$—	$78,634
Identifiable intangible assets consist of the following:

	December 29, 2013		December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets with Determinable Lives
Customer relationships	$47,710	$(4,355)	$2,610	$(783)
Trademarks	8,629	(745)	129	(28)
Patents	2,916	(1,193)	2,916	(1,042)
Software technology	2,650	(946)	2,650	(568)
Favorable lease agreements	140	(24)	—	—
Non-compete agreement	100	(72)	100	(51)
Total	$62,145	$(7,335)	$8,405	$(2,472)

Amortization expense for intangible assets was $4,863, $1,090, and $631 for 2013, 2012, and 2011.  Estimated amortization expense for the next five years is as follows: $10,110 in 2014, $9,637 in 2015, $8,966 in 2016, $8,966 in 2017, and $8,767 in 2018.

NOTE 10 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 29, 2013	December 30, 2012
Accrued compensation	$13,876	$13,996
Accrued restructuring and other exit costs	7,913	1,371
Deferred revenue	7,143	6,020
Accrued non-income taxes	6,185	3,885
Current portion of pension	1,959	2,058
Accrued customer rebates	8,936	4,814
Other current liabilities	22,008	11,090
Total	$68,020	$43,234

NOTE 11 – LONG-TERM DEBT
Long-term debt consists of the following:

	December 29, 2013	December 30, 2012
Revolving credit facility	$51,358	$43,629
First lien term loan	120,075	—
Second lien term loan	89,925	—
Capital lease obligations	8,111	7,891
Total	269,469	51,520
Less current portion	5,589	2,361
Long-term portion	$263,880	$49,159
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
The Revolving Credit Facility provides for the payment of interest on amounts borrowed under both London Interbank Offered Rate (LIBOR) contracts and base rate loans. Payment of interest on LIBOR contracts is at an annual rate equal to the LIBOR rate plus 1.75% to 2.25% based on our level of liquidity. Payment of interest on base rate loans is based on the prime rate plus .75% to 1.25% based upon our level of liquidity. The weighted average interest rate, including the spread, was 2.38% at December 29, 2013 and 3.53% at December 30, 2012. We are also required to pay a fee on the unused portion of the Revolving Credit Facility payable at an annual rate of 0.25% if the unused portion is less than 50% of the aggregate commitment or 0.375% if the unused portion is greater than or equal to 50% of the aggregate commitment. As of December 29, 2013, such fee is payable at an annual rate of 0.375%.
Debt assumed from the WorkflowOne acquisition under the First Lien Term Loan was $120,075 and is secured by accounts receivable, inventories, fixed assets, and certain other assets of the Company. Quarterly payments of $2,500 are due on the last day of each calendar quarter beginning in September 2014, with additional mandatory payments due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on August 1, 2018. The debt will bear interest at an adjusted LIBOR plus 7.00%. At December 29, 2013, the interest rate, including the spread, was 7.5%. Required principal payments over the next five calendar years, excluding any potential payments based on excess cash flow, are as follows: 2014-$5,000; 2015-$10,000; 2016-$10,000; 2017-$10,000; and 2018-$85,075.
Debt assumed from the WorkflowOne acquisition under the Second Lien Term Loan was $89,925 and is secured by accounts receivable, inventories, fixed assets, and certain other assets of the Company. Upon the termination of the First Lien Term Loan, mandatory payments are due based on a percentage of excess cash flow and certain other events. The full unpaid principal amount is due on February 1, 2020. The debt will bear interest at an adjusted LIBOR plus 8.65%. At December 29, 2013, the interest rate, including the spread, was 9.15%.
The First and Second Lien Term Loans require the Company to be in compliance with specified quarterly financial covenants, the levels of which will change periodically. The covenants include a required minimum earnings level, a total leverage ratio, and, beginning in September 2014, a fixed charge coverage ratio. The Company was in compliance as of December 29, 2013.
In conjunction with the amendment of the Revolving Credit Facility and the assumption of the First and Second Lien Term Loans, the Company incurred $2,357 of debt issuance costs which were deferred and are being amortized over the lives of the respective facilities.
We have several capital leases for printing equipment.  The capital leases have remaining aggregate payments, including interest, of approximately $8,900.  Payments under the leases, including interest, are as follows: 2014-$3,417; 2015-$2,453; 2016-$2,102; 2017-$548; and 2018-$380.  Amortization expense for all capital leases is included with depreciation expense in the Company’s Consolidated Statements of Income.

NOTE 12 – INCOME TAXES
Income tax expense consists of the following:

	2013	2012	2011
Current:
Federal	$(59)	$—	$—
Foreign	717	413	629
State and local	192	68	(264)
	$850	$481	$365
Deferred:
Federal	$(4,936)	$—	$75,068
Foreign	27	53	(104)
State and local	(1,290)	—	16,366
	$(6,199)	$53	$91,330
Total	$(5,349)	$534	$91,695
Consolidated pretax (loss) income is comprised of the following sources:

	2013	2012	2011
U.S. pretax loss	$(14,104)	$(29,326)	$(35,538)
Non-U.S. pretax income	1,342	1,384	1,800
Total	$(12,762)	$(27,942)	$(33,738)

The amount of tax benefit on the loss from continuing operations considers all items including the net actuarial gain included in other comprehensive income for 2013.  Intraperiod tax allocation rules require us to consider the income recorded in other comprehensive income when determining the amount of tax benefit to be recorded on the loss in continuing operations.  Accordingly, a tax benefit is recorded in continuing operations and tax expense is allocated to other comprehensive income.  Because the amount of income tax expense allocated to other comprehensive income under this intraperiod allocation requirement is equal to the amount of income tax benefit recorded in continuing operations, our overall tax position at December 29, 2013, including the amount of our deferred tax asset and valuation allowance, is not impacted by this tax allocation.

The components of the net current deferred tax liability and net long-term deferred tax asset consist of the following:

	December 29, 2013	December 30, 2012
Current deferred tax:
Allowance for doubtful accounts	$1,026	$886
Inventories	(694)	(4,031)
Compensation and benefits	2,102	4,375
Other	6,049	3,404
Total current tax asset	8,483	4,634
Less: valuation allowance	(10,061)	(6,343)
Net current deferred tax liability	$(1,578)	$(1,709)

Long-term deferred tax:
Depreciation	$187	$(1,524)
Goodwill and intangible assets	4,383	550
Pension	73,517	97,755
Capital loss carryforwards	19,289	20,575
Net operating loss carryforward	38,745	33,859
Federal tax credit	1,541	1,600
Other	7,473	6,238
Total long-term tax asset	145,135	159,053
Less: valuation allowance	(135,829)	(136,288)
Net long-term deferred tax asset	$9,306	$22,765
Net deferred tax asset	$7,728	$21,056
At December 29, 2013, the Company has unused U.S. federal and state net operating loss carryforwards of $102,048 and $70,964, generally expiring from 2014 through 2033. In addition, we have a U.S. capital loss carryforward of $2,425 that expires in 2014.
We review the potential realization of future tax benefits of all deferred tax assets. The Company concluded after evaluating all positive and negative evidence regarding the potential realization of the Company's deferred tax assets, a valuation allowance is necessary primarily based on cumulative losses in recent years, (defined as the current and two preceding years) and recent actuarial pension losses. A valuation allowance is recorded against the entire U.S. net deferred tax asset except for $7,700 related to the pension liability. We are forecasting that the pension liability will be reduced by future actuarial gains prior to funding the related liability; therefore, the deferred tax asset will be realized without the need for future taxable income from operations. Because of the cumulative losses in recent years, the Company is not relying on forecasts of future taxable income from operations to realize any U.S. deferred tax assets.
We also have a Canadian capital loss carryforward of $118,302 that has an indefinite carryforward period. A full valuation allowance has been provided for the tax benefit associated with this capital loss as it is more likely than not that this capital loss will not be utilized.
The reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes	3.6	(0.6)	4.8
Meals and entertainment	(1.2)	(0.4)	(0.6)
Deficiencies on equity awards	(2.4)	(2.4)	(0.4)
Valuation allowance	8.9	(34.7)	(309.3)
Permanent and other items	(2.0)	1.2	(1.3)
Effective tax rate	41.9%	(1.9)%	(271.8)%
State tax expense reflects state tax liabilities derived primarily from a tax base other than net income.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state, and Mexican jurisdictions.  With few exceptions, based on expiration of statutes of limitation, the Company is no longer subject to federal income tax examinations by tax authorities for years before 2010 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2009.  However, federal and state net operating and capital loss carryforwards generated from 2001 through 2012 are subject to review by taxing authorities in the year utilized.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at beginning of year	$1,629	$1,375	$1,912
Adjustments for tax positions of current year	—	490	—
Reductions from lapse of applicable statute of limitations	(37)	(236)	(486)
Settlements	—	—	(51)
Balance at end of year	$1,592	$1,629	$1,375

These unrecognized tax benefits, if recognized, would not affect the effective income tax rate of a future period or periods because the benefits are in deferred taxes and reserved with a valuation allowance.  We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next 12 months. Our continuing policy is to recognize interest and penalties related to income tax matters in tax expense.

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
NOTE 13 – CAPITAL STRUCTURE
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

NOTE 14 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

(Shares in thousands)	2013	2012	2011
Weighted-average shares outstanding - basic	6,386	5,839	5,810
Effect of potentially dilutive securities	—	—	—
Weighted-average shares outstanding - diluted	6,386	5,839	5,810
The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Due to the net loss incurred in 2013, 2012, and 2011, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 15 – SHARE-BASED COMPENSATION
We have two plans under which share-based awards currently can be granted: the 2011 Equity Incentive Plan (2011 Plan), which provides for the granting of a maximum of 1,936,000 shares, and the 2002 Equity Incentive Plan (2002 Plan), which provides for the granting of a maximum of 700,000 shares. A committee of the Board of Directors (Committee) administers the plans and has the authority to determine to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Key employees, including any executive officer, employee-director, and non-employee director, are eligible to receive awards under the plans.
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
Total share-based compensation expense was $2,310, $2,706, and $1,905 in 2013, 2012, and 2011.
Stock Options
The weighted-average fair value of stock options granted in 2012 and 2011, was estimated at $4.53 and $8.14 per share using the Black-Scholes option-pricing model based on the following assumptions:
Risk-Free Interest Rate: We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the options being valued.
Dividend Yield: We calculate the expected dividend yield based on our projection of future stock prices and dividends expected to be paid. The range of expected dividends used in 2012 and 2011 was $0.25 to $0.50 per share.
Expected Term: The expected term represents the period of time that our stock options are expected to be outstanding and is based on our historic exercise behavior.
Expected Volatility: We calculate the expected volatility factor based on the Company's historical stock prices for a period of time equal to the expected term of the award.
The weighted-average of significant assumptions used to estimate the fair value of options granted is as follows:

	2012	2011
Risk-free interest rate	0.7%	1.4%
Dividend yield	—	4.5%
Expected term	4 years	4 years
Expected volatility	79.3%	79.9%
 A summary of our stock option activity and related information for 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 30, 2012	708,666	$32.29
Granted	—	—
Exercised	(500)	7.85
Expired	(50,530)	56.44
Forfeited	(32,906)	36.68
Outstanding at December 29, 2013	624,730	$30.13	6 years	—
Fully vested or expected to vest at December 29, 2013	614,480	$30.26	6 years	—
Exercisable at December 29, 2013	458,395	$34.49	5 years	—
Expense is amortized on a straight-line basis over the vesting period, generally four years, and is based on the number of options ultimately expected to vest and therefore has been reduced for estimated forfeitures. As of December 29, 2013, there was a total of $640 of share-based compensation related to stock options that will be amortized to expense over a weighted-average remaining service period of 1.2 years. The total intrinsic value of options exercised during 2013 was $11.
Service-Based Stock Awards
We have awarded nonvested stock to employees and directors that vests based on service requirements. The fair value of the service-based stock awards is based on the closing market price of our common stock on the date of award. Expense is amortized on a straight-line basis over the vesting period, generally four years or less, and is based on the number of awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. The weighted-average grant date fair value of service-based nonvested stock issued in 2013, 2012, and 2011 was $12.59, $7.85, and $16.95 per share. The total fair value of stock that vested during 2013, 2012, and 2011 was $52, $84, and $229.  As of December 29, 2013, there was a total of $1,866 of share-based compensation related to service-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 2.6 years years.
A summary of our service-based stock award activity and related information for 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	115,679	$11.01
Granted	155,083	12.59
Vested	(14,372)	20.45
Forfeited	(8,410)	11.16
Nonvested at December 29, 2013	247,980	$11.45
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
In 2013, the Company awarded shares of performance-based restricted stock that will be earned based on the financial performance of the Company. Shares will be earned each quarter based on achievement of quarterly financial goals, but will not vest until October of 2016. If a minimum target is not achieved in any quarter, all unvested shares will be forfeited. Achievement of a superior target four quarters in a row allows all earned shares to vest immediately. No shares issued in 2013 have yet vested.
In 2012, the Company awarded shares of performance-based restricted stock that were earned based on the financial performance of the Company over a two-year period. Shares were earned upon achievement of a one-year performance goal and a two-year cumulative performance goal; a portion of which are then subject to additional holding periods. Additional shares were issued in 2013 for exceeding the one-year performance goal and additional shares will be issued in 2014 for exceeding the two-year cumulative performance goal.
The weighted-average grant date fair value of service-based nonvested stock issued in 2013, 2012, and 2011 was $13.59, $7.85, and $16.95 per share. As of December 29, 2013, there was a total of $2,599 of share-based compensation related to performance-based nonvested stock that will be amortized to expense over a weighted-average remaining service period of 2.6 years. The total fair value of performance-based stock that vested during 2013 was $193.
A summary of our performance-based stock award activity and related information for 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 30, 2012	198,920	$9.26
Granted	238,917	13.59
Vested	(69,607)	11.89
Forfeited	(17,689)	7.85
Nonvested at December 29, 2013	350,541	$11.76

NOTE 16 – PENSION AND POSTRETIREMENT HEALTHCARE PLANS
We have a qualified defined benefit plan covering certain U.S. employees that is no longer available to new participants. The benefit amount for a portion of the participants is frozen and those participants no longer earn any additional benefit credits. However, their lump sum earns 4% interest annually until termination of employment with the Company. The benefit amount for all remaining active participants is also frozen and those participants also ceased accruing additional pension credits. Their final pension benefit amounts will be based on pay and service through June 2008. We consider the funded status of the plan, required plan contributions, income tax deductibility, and cash flow in our funding decisions for this plan.
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
The following tables set forth the reconciliation of the benefit obligation, plan assets, and the funded status for all of our defined benefit pension plans:

Change in Benefit Obligation	2013	2012
Benefit obligation at beginning of year	$516,534	$494,943
Interest cost	18,329	20,127
Settlements	—	(2,126)
Actuarial (gains) losses	(33,125)	43,155
Benefits paid	(31,471)	(39,565)
Benefit obligation at end of year	$470,267	$516,534

Change in Plan Assets
Fair value of plan assets at beginning of year	$261,811	$256,589
Actual return on plan assets	18,302	20,146
Employer contributions	26,887	27,280
Settlements	—	(2,639)
Benefits paid	(31,471)	(39,565)
Fair value of plan assets at end of year	$275,529	$261,811
Funded status at end of year	$(194,738)	$(254,723)

Amounts Recognized in Balance Sheet
Accrued pension liability - current	$(1,959)	$(2,058)
Accrued pension liability - long-term	(192,779)	(252,665)
Total	$(194,738)	$(254,723)
Amounts Recognized in Accumulated Other Comprehensive Losses Before Tax
Net actuarial loss	$18,468	$51,630

The projected benefit obligation equaled the accumulated benefit obligation of all our pension plans at the end of 2013 and 2012.  All of our pension plans have benefit obligations in excess of plan assets.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

Net Periodic Benefit Cost	2013	2012	2011
Interest cost	$18,329	$20,127	$21,829
Expected return on plan assets	(20,668)	(19,873)	(20,745)
Settlement loss	—	393	158
Actuarial loss	2,403	40,824	59,692
Total net periodic cost	$64	$41,471	$60,934

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss Before Tax	2013	2012	2011
Net actuarial (gain) loss	$(33,161)	$2,179	$18,254
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(33,097)	$43,650	$79,188

Weighted-average Assumptions

Projected benefit obligation	2013	2012	2011
Discount rate	4.45%	3.65%	4.25%

Net periodic benefit cost
Discount rate	3.65%	4.25%	5.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
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
The benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

2014	$30,389
2015	32,520
2016	32,110
2017	33,797
2018	33,381
2019-2023	182,092
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
It is our policy to diversify the investment of the plan’s assets to reduce the risk of large losses.  Progress toward achieving performance objectives is reviewed quarterly by management with particular attention directed to reviewing performance relative to the risks. Each investment vehicle is expected to perform in the top 75% of its peer group over the most recent 12-

month period and the top 50% of its peer group over five-to ten-year periods and the majority of the rolling three-year periods.  Performance of the pension funds, individual investment managers, actuarial assumptions, and other attributes of the pension plan are reviewed at least annually with the Company’s Board of Directors.
The minimum funding requirement is approximately $39,100 for the qualified defined benefit plan in 2014.
The fair values of our qualified defined benefit pension plan assets by asset category at December 29, 2013, and December 30, 2012, are shown in the table below.

	December 29, 2013				December 30, 2012
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$249	$249	$—	$—	$12,738	$12,738	$—	$—
Equity securities	55,382	55,382	—	—	47,485	47,485	—	—
Commingled equity funds	115,625	74,455	11,906	29,264	111,126	70,271	15,312	25,543
Fixed income securities	622	—	622	—	693	—	693	—
Commingled fixed income funds	29,132	17,166	82	11,884	28,606	17,554	—	11,052
Private equity funds	14,941	—	—	14,941	3,876	—	—	3,876
Hedge funds	59,578	—	—	59,578	57,287	—	—	57,287
Total	$275,529	$147,252	$12,610	$115,667	$261,811	$148,048	$16,005	$97,758
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
Private Equity and Hedge Funds
Our private equity and hedge funds are valued on a NAV per unit based on the underlying investments of the funds and are not readily tradeable. Our private equity funds currently include bonds and loans of domestic energy companies as well as real estate first mortgage loan originations. Key inputs of the debt instruments for domestic energy companies include a risk free rate and a credit spread, which can be for the company, comparable companies, or estimated using a model-based approach. Mortgage loans are valued using a discounted cash flow methodology that includes reconciliation to the fair value of the underlying collateral.
Our hedge funds typically hold investments in municipal securities, business entities, foreign currency derivatives, U.S. Treasury securities, corporate bonds, and options in currency and equities. Key inputs of the foreign currency derivatives include interest rates, currency rates, time value, default rates, and potentially unobservable inputs unless holdings are actively traded, in which case the market price is used. Municipal securities are valued using recently executed transactions, market price quotations, and pricing models, which factor in interest rates and bond or default risk spreads. U.S. Treasuries, equities, and corporate bonds are valued through quoted market prices.

The following table summarizes the changes in plan assets measured at fair value using Level 3 inputs.

	Commingled Equity and Fixed Income	Private Equity Funds	Hedge Funds	Total
Beginning balance at December 30, 2012	$36,595	$3,876	$57,287	$97,758
Actual return on plan assets
Assets still held at December 29, 2013	7,303	(1,200)	(3,565)	2,538
Assets sold during the period	574	382	(588)	368
Purchases, sales, and settlements	(3,324)	11,883	6,444	15,003
Transfers in and/or out of level 3	—	—	—	—
Ending balance at December 29, 2013	$41,148	$14,941	$59,578	$115,667
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 29, 2013.
Defined Contribution Plans
We sponsor a 401(k) savings plan in which substantially all of the employees are eligible to participate.  Expense recorded for employer matching contributions under this plan totaled $3,615 in 2011. There was no Company match in 2012 or 2013.
We also have a supplemental executive retirement plan for officers designed to supplement benefits available under our 401(k) savings plan. Contributions are discretionary and are based on a percentage of participants' annual compensation, which includes base salary and annual cash incentive awards. Accounts are also credited with an investment return. There was no contribution approved for 2012; however, expense was reversed due to the departure of one nonvested participant. Expense recorded for this plan totaled $387, $(245), and $423 in 2013, 2012, and 2011.
Postretirement Healthcare Plan
In addition to providing pension benefits, we previously provided certain healthcare benefits for eligible retired employees. In 2011, we terminated our postretirement healthcare plan and no longer offer medical benefits to currently retired employees. The plan termination resulted in the immediate recognition of previously unrecognized prior service credits and actuarial losses, which was offset by an adjustment to accumulated other comprehensive income and deferred tax liabilities.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income)Loss

Net Postretirement Benefit Cost	2011
Interest cost	$161
Amortization of prior service credits	(27,695)
Amortization of net actuarial losses	4,120
Total net periodic benefit cost	$(23,414)

Other Changes in Benefit Obligation Recognized in Other Comprehensive (Income) Loss Before Tax
Net actuarial gain	$(122)
Prior service credit	(5,074)
Prior service credit recognized	27,695
Net actuarial loss recognized	(4,120)
Total recognized in other comprehensive (income) loss	$18,379
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(5,035)
The weighted-average discount rate used for net periodic benefit cost in 2011 was 4.00%.

NOTE 17 – SEGMENT REPORTING
We determine our reportable segments based upon our management structure, our internal reporting, and how our chief operating decision maker evaluates performance and allocates resources. As a result, we determined that the Company manages and reports its businesses in the following two reportable segments:
Healthcare - The Healthcare segment serves hospitals and other providers of healthcare and related services. The solutions portfolio includes marketing communications, patient information management, patient identification & safety, and document management solutions.
Business Solutions - The Business Solutions segment primarily serves customers in the financial services, manufacturing, retail, business services, and transportation markets. The solutions portfolio includes customer communications, marketing communications, product marking & labeling, and document management solutions.
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
Production costs for our manufacturing and supply chain shared services functions are accumulated on a customer basis and reported in the applicable business unit's cost of sales. Our business units incur a portion of SG&A directly. Each business unit also receives an allocation of SG&A expense as follows:

•
Each business unit has its own sales regions. Selling expense incurred by each sales region is allocated to other business units based on the percentage of revenue generated for the other business unit. We use a combination of activity-based method and percentage of revenue to allocate expense associated with our client satisfaction function to business units.

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
Information about our operations by reportable segment is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2013	$230,120	$489,663	$719,783
	2012	215,883	386,105	601,988
	2011	236,772	411,337	648,109
Operating income	2013	$13,026	$10,400	$23,426
	2012	12,704	8,077	20,781
	2011	14,475	3,483	17,958
Depreciation and amortization	2013	$9,921	$17,143	$27,064
	2012	8,285	13,722	22,007
	2011	8,011	13,798	21,809

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	2013	2012	2011
Segment operating income	$23,426	$20,781	$17,958
Restructuring and other exit costs	(14,460)	(4,278)	(5,198)
Net pension periodic benefit cost	(64)	(41,471)	(60,934)
Acquisition and integration costs	(10,776)	—	—
Asset impairment	(1,262)	—	—
Unallocated portion of postretirement credit	—	—	15,164
Other unallocated	170	(324)	1,106
Total other expense	(9,796)	(2,650)	(1,834)
Loss before income taxes	$(12,762)	$(27,942)	$(33,738)
Our operations are conducted primarily in the United States.  Revenue and long-lived assets for our operations in Mexico are not material.  Revenue by the products and services we provide is as follows:

	2013	2012	2011
Print	$417,151	$366,127	$391,486
Labels	119,664	105,680	108,547
Software	10,480	8,924	9,487
Services	100,613	73,177	87,466
Promotional products	23,033	2,007	1,965
Other	48,842	46,073	49,158
Total consolidated revenue	$719,783	$601,988	$648,109

NOTE 18 – COMMITMENTS AND CONTINGENCIES
We do not have any significant purchase agreements with suppliers extending beyond normal quantity requirements or significant purchase commitments for capital improvements at December 29, 2013.
The majority of our purchase commitments relate to annual software license fees and outsourced information technology and telecommunication services. At December 29, 2013, we have multiple years remaining on purchase commitments of $4,196.  Certain supply contracts contain penalty provisions for early termination.  At December 29, 2013, the early termination penalties total approximately $3,402.
We lease sales offices, warehouses, print facilities, and equipment under operating leases, none of which are considered individually significant.  Annual expense under these leases was $16,885 in 2013, $11,301 in 2012, and $12,579 in 2011.  Future minimum payments under existing noncancelable leases at December 29, 2013 are as follows:

2014	$19,344
2015	9,909
2016	5,098
2017	3,678
2018	2,917
Later years	3,564
Total	$44,510
Contingencies
We have outstanding letters of credit as of December 29, 2013 totaling $3,996, primarily as a requirement of our workers’ compensation insurance.  All letters of credit are renewable annually.
In the opinion of management, no litigation or claims are pending against the Company that will have a material effect on its financial condition, results of operations, or cash flows. The Company is subject to laws and regulations relating to the protection of the environment and is party to environmental actions that have arisen in the ordinary course of business. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Total environmental costs included in SG&A expense was $43, $393, and $203 in 2013, 2012, and 2011. The amount of liability recorded is based on an evaluation of currently available facts and is reviewed periodically. Actual expenses incurred in future periods may vary from current estimates, given the inherent uncertainties in estimating the extent of necessary remediation efforts.
The Company has participated with other Potentially Responsible Parties (“PRPs”) in the investigation, study, and remediation of the Pasco Sanitary Landfill Superfund Site (the “Pasco Site”) in eastern Washington State since 1998. The Company was a member of a PRP Group known as the Industrial Waste Area Generators Group II (the “IWAG Group”). In 2000, the IWAG Group and several other PRP groups entered into agreed orders with the Department of Ecology for implementation of interim remedial actions and expansion of groundwater monitoring. In September 2010, the group entered into a new agreement creating the IWAG Group III. The new agreement changed the allocation of responsibility among the members, which resulted in a significant decrease in our level of participation. Based upon new investigations, it was also deemed probable that the level of participation by certain other PRPs would increase for costs expected to be incurred after 2010. At this time, an agreement has not yet been reached on the final remediation approach. We have accrued our best estimate of our obligation and have an undiscounted long-term liability of $1,243 that we currently believe is adequate to cover our portion of the total future potential costs of remediation. We expect the costs to be incurred over a period of 60 years; however, the current proposed remediation approach could require monitoring for a longer period of time. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the IWAG Group III, the length of monitoring required, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.
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
Dayton, Ohio

We have audited the accompanying consolidated balance sheets of The Standard Register Company and subsidiaries (the Company) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ deficit for each of the three fiscal years in the period ended December 29, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for defined benefit pension plan costs. Such changes are reflected in the consolidated financial statements through retrospective application to all periods presented.

/S/ BATTELLE RIPPE KINGSTON LLP

Dayton, Ohio
March 3, 2014

Item 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A – CONTROLS AND PROCEDURES
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of December 29, 2013.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
In association with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013, based on the criteria described in the “1992 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design and testing the operational effectiveness of the Company’s internal control over financial reporting. Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 29, 2013.
Changes in Internal Control
On August 1, 2013, the Company completed the acquisition of WorkflowOne. The Company is currently integrating policies, processes, people, technology, and operations for the combined Company. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.
During the fourth quarter of 2013, there were no material changes to our internal controls or in other factors that could materially affect these controls and no corrective actions have been taken with regard to material weaknesses in such controls.

Item 9B – OTHER INFORMATION
None

PART III
Item 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2014.

Item 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2014.

Item 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2014.
The following table summarizes information as of December 29, 2013 regarding equity securities that have been authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	624,730	$30.13	632,162

Item 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2014.

Item 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders to be held on April 24, 2014.

PART IV

Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	Financial statements
The following consolidated financial statements of The Standard Register Company and subsidiaries are included at Item 8 herein:
Consolidated Balance Sheets - December 29, 2013 and December 30, 2012.
Consolidated Statements of Income- Years ended December 29, 2013, December 30, 2012, and January 1, 2012.
Consolidated Statements of Comprehensive Income - Years ended December 29, 2013, December 30, 2012, and January 1, 2012.

Consolidated Statements of Shareholders' Deficit - Years ended December 29, 2013, December 30, 2012, and January 1, 2012.
Consolidated Statements of Cash Flows - Years ended December 29, 2013, December 30, 2012, and January 1, 2012.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

2.	No other financial statement schedules are included because they are not applicable or because the required information is shown in the financial statements or in the notes thereto.

3.	Exhibits
The exhibits as listed on the accompanying index to exhibits are filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

THE STANDARD REGISTER COMPANY

By: /S/ JOSEPH P. MORGAN, JR.
Joseph P. Morgan, Jr
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on March 3, 2014:

Signatures	Title

/S/ F. D. Clarke, III	Chairman of the Board and Director
F. D. Clarke, III

/S/ R. M. Ginnan	Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
R. M. Ginnan

F. D. Clarke, III, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed below on March 3, 2014, as attorney-in-fact for the following directors of the Registrant:

R. W. Begley, Jr
A .J. Dinello
J. D. Klapstein
R. E. McCarthey
R. A. Peiser
J. P. Morgan, Jr.
J. J. Schiff, Jr.
J. Q. Sherman, II

/S/ F. D. Clarke, III
F. D. Clarke, III

INDEX TO EXHIBITS

PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION, OR SUCCESSION

2.1
Membership Interest Purchase Agreement, dated as of August 1, 2013, by and among The Standard Register Company, Workflow Holdings, LLC and WorkflowOne, LLC incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

ARTICLES OF INCORPORATION

3.1	Amended Articles of Incorporation of the Company and Code of Regulations. Incorporated by reference from Form 10-Q for the period ended June 30, 2013.

3.2	Amended and Restated Code of Regulations of the Registrant.

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Form of Warrant, incorporated by reference from the Company’s current report on Form 8-K dated August 1, 2013.

MATERIAL CONTRACTS

10.1	The Standard Register Company Non-Qualified Retirement Plan, revised December 11, 2008, effective June 29, 2008, incorporated by reference from Form 10-K for the period ended December 28, 2008.

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

10.5	First Amendment to The Standard Register Company Supplemental Executive Retirement Plan, incorporated by reference from Form 10-K for the period ended December 28, 2008.

10.6	The Second Amendment to The Standard Register Company Supplemental Executive Retirement Plan Plan, incorporated by reference from Form 8-K filed on February 24, 2012.

10.7	The Standard Register Company 1995 Incentive Stock Option Plan, incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 17, 1996.

10.8	The Standard Register Company Management Incentive Compensation Plan, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders held April 16, 1997.

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

10.13	The Standard Register Company 2005 Deferred Compensation Plan, revised November 2, 2006, effective January 1, 2007, incorporated by reference from Form 10-K for the period ended December 30, 2007.

10.14	The Standard Register Company 2011 Equity Incentive Plan incorporated by reference from Form 10Q for the period ended July 3, 2011.

10.15	First Amendment to The Standard Register Company 2011 Equity Incentive Plan incorporated by reference from form 10-Q for the period ended June 30, 2013.

10.16
Amended and Restated Loan and Security Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein. Incorporated by reference from the Company's current report on Form 8-K filed August 1, 2013.

10.17	Lease agreement between River Ridge Crossdock 700, LLC, and The Standard Register Company, dated March 20, 2013. Incorporated by reference from Form 10-Q for the period ended March 31, 2013.

10.18
Amendment and Restatement Agreement, dated as of August 1, 2013, by and among The Standard Register Company, Workflow Holdings, LLC, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Capital, L.P, Silver Point Finance, LLC and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.19
First Lien Credit Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Finance, LLC, as administrative agent, and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.20
Second Lien Credit Agreement, dated as of August 1, 2013, by and among The Standard Register Company, WorkflowOne, LLC, the subsidiary guarantors named therein, Silver Point Finance, LLC, as administrative agent, and the lenders named therein, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.21
Shareholders Agreement, dated as of August 1, 2013, by and among The Standard Register Company, the shareholders named therein and Silver Point Finance, L.P., incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.22
Registration Rights Agreement, dated as of August 1, 2013, by and among The Standard Register Company, the shareholders named therein and Silver Point Finance, L.P., incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.23	Form of Voting Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.24	Form of Amended and Restated Executive Severance Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.25	Form of Performance Restricted Stock Grant Agreement, incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2013.

10.26	Third Amendment to The Standard Register Company Employee Savings Plan.

10.27	Fourth Amendment to The Standard Register Company Employee Savings Plan.

COMPUTATION OF PER SHARE EARNINGS

11	Computation of per share earnings is included in Item 8 herein.

CODE OF ETHICS

14	The Standard Register Company Code of Ethics incorporated by reference from Form 10-K for the year ended December 28, 2003.

LETTER RE: CHANGE IN ACCOUNTING PRINCIPLES
18	Preferability letter from Independent Registered Public Accounting Firm incorporated by reference to Form 10-Q for the period ended September 29, 2013.

SUBSIDIARIES OF THE REGISTRANT

21	Subsidiaries of the Registrant

CONSENTS OF EXPERTS AND COUNSEL

23	Consent of Independent Registered Public Accounting Firm.
POWER OF ATTORNEY

24	Power of Attorney of R. W. Begley, Jr., Anthony DiNello, Julie D. Klapstein, R. Eric McCarthey, Robert A. Peiser, J. J. Schiff, Jr., and J. Q. Sherman, II.

CERTIFICATIONS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL RELATED DOCUMENTS

101
The following financial information from The Standard Register Company Annual Report on Form 10-K for the period ended December 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders’ Deficit, and Notes to Consolidated Financial Statements