Form 10-K/A
period 2013-12-29
STANDARD REGISTER CO
filed 2014-04-21
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Yes [  ]  No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

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

At February 2, 2014, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	8,229,445 shares
Class A stock, $1.00 par value	944,996 shares

Part III incorporates information by reference from the Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held on April 24, 2014.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 29, 2013 filed on March 3, 2014 (the “Original Filing”).  We are filing this Amendment to correct the number of outstanding shares of common stock set forth on the cover of the Original Filing.  The reference on the cover of the Original Filing to 10,250,492 common shares is hereby deleted.  The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of February 2, 2014 was 8,229,445.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Standard Register Company has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2014.

THE STANDARD REGISTER COMPANY

By:   /s/Joseph P. Morgan, Jr.

Joseph P. Morgan, Jr.

President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Standard Register Company and in the capacities indicated on April 21, 2014:

Signature	Title	Date
/s/F. D. Clarke, III F. D. Clarke, III	Chairman of the Board and Director	April 21, 2014
/s/J. P. Morgan, Jr. J. P. Morgan, Jr.	President and Chief Executive Officer	April 21, 2014
/s/R. M. Ginnan R. M. Ginnan	Executive Vice President and Chief Executive Officer	April 21, 2014
/s/R. W. Begley, Jr. R. W. Begley, Jr.	Director	April 21, 2014
/s/A. J. DiNello A. J. DiNello	Director	April 21, 2014
/s/J. D. Klapstein J. D. Klapstein	Director	April 21, 2014
/s/R. E. McCarthey R. E. McCarthey	Director	April 21, 2014
/s/R. A. Peiser R. A. Peiser	Director	April 21, 2014
/s/J. J. Schiff, Jr. J. J. Schiff, Jr.	Director	April 21, 2014
/s/ J. Q. Sherman, II J. Q. Sherman, II	Director	April 21, 2014

3