Form 10-Q
period 2014-03-30
STANDARD REGISTER CO
filed 2014-05-05
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At March 30, 2014, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	8,261,577 shares
Class A stock, $1.00 par value	944,996 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended March 30, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
REVENUE	$228,489	$141,620
COST OF SALES	166,023	99,700
GROSS MARGIN	62,466	41,920
OPERATING EXPENSES
Selling, general and administrative	58,679	34,736
Acquisition and integration costs	2,697	1,107
Asset impairments	436	—
Restructuring and other exit costs	2,806	626
Total operating expenses	64,618	36,469
(LOSS) INCOME FROM OPERATIONS	(2,152)	5,451
OTHER INCOME (EXPENSE)
Interest expense	(4,988)	(624)
Other income (expense)	163	(1)
Total other expense	(4,825)	(625)
(LOSS) INCOME BEFORE INCOME TAXES	(6,977)	4,826
INCOME TAX EXPENSE	151	127
NET (LOSS) INCOME	$(7,128)	$4,699
BASIC (LOSS) INCOME PER SHARE	$(0.83)	$0.80
DILUTED (LOSS) INCOME PER SHARE	$(0.83)	$0.80

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
NET (LOSS) INCOME	$(7,128)	$4,699
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(74)	246
Total other comprehensive (loss) income, net of tax	$(74)	$246
COMPREHENSIVE (LOSS) INCOME	$(7,202)	$4,945

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	March 30, 2014	December 29, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,081	$2,342
Accounts receivable, net of allowance of $3,027 and $2,625	154,230	157,567
Inventories, net	61,306	61,939
Prepaid expense	15,561	14,508
Total current assets	234,178	236,356

PLANT AND EQUIPMENT
Land	3,980	3,980
Buildings and improvements	76,369	76,791
Machinery and equipment	195,703	195,645
Office equipment	173,099	172,379
Construction in progress	9,252	6,060
Total	458,403	454,855
Less accumulated depreciation	(367,810)	(361,852)
Total plant and equipment, net	90,593	93,003

OTHER ASSETS
Goodwill	78,634	78,634
Customer relationships, net	41,411	43,355
Other intangible assets, net	10,859	11,455
Deferred tax asset	9,311	9,306
Other	8,504	8,768
Total assets	$473,490	$480,877

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' DEFICIT	March 30, 2014	December 29, 2013
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$8,125	$5,589
Accounts payable	58,134	51,748
Other current liabilities	61,701	68,020
Total current liabilities	127,960	125,357

LONG-TERM LIABILITIES
Long-term debt	268,055	263,880
Pension benefit liability	185,531	192,779
Deferred compensation	3,021	3,169
Environmental liabilities	3,788	3,786
Other long-term liabilities	3,099	3,203
Total long-term liabilities	463,494	466,817

COMMITMENTS AND CONTINGENCIES - See Note 11

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 9,704 and 9,653 shares	9,704	9,653
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	97,922	97,290
Accumulated other comprehensive losses	(25,307)	(25,233)
Accumulated deficit	(150,844)	(143,716)
Treasury stock at cost: 2,039 and 2,021 shares	(50,384)	(50,236)
Total shareholders' deficit	(117,964)	(111,297)
Total liabilities and shareholders' deficit	$473,490	$480,877

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	13 Weeks Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,128)	$4,699
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	9,196	5,066
Asset impairment	436	—
Restructuring and other exit costs	2,806	626
Pension cost	(548)	(507)
Other	1,010	285
Changes in operating assets and liabilities:
Accounts and notes receivable	2,909	4,688
Inventories	633	(437)
Restructuring payments	(3,828)	(565)
Accounts payable and other current liabilities	1,077	(780)
Pension contributions and payments	(6,700)	(6,660)
Other assets and liabilities	(974)	(1,542)
Net cash (used in) provided by operating activities	(1,111)	4,873
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(3,637)	(3,889)
Proceeds from sale of equipment	49	77
Net cash used in investing activities	(3,588)	(3,812)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	6,761	(629)
Principal payments on long-term debt	(1,107)	(592)
Other	(146)	—
Net cash provided by (used in) financing activities	5,508	(1,221)
Effect of exchange rate changes on cash	(70)	211
NET INCREASE IN CASH AND CASH EQUIVALENTS	739	51
Cash and cash equivalents at beginning of period	2,342	1,012
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,081	$1,063
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$1,057	$138
Additions to short term notes payable	—	500

See accompanying notes.

THE STANDARD REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (referenced in this report as the "Company," "we," "our," or “Standard Register,”) after elimination of intercompany transactions, profits, and balances. One of our significant subsidiaries reports results on a calendar quarter, while the remaining results are reported on a fiscal quarter. We do not believe the one-day difference in the number of days in the reporting period has a material impact on our consolidated financial statements.
The consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 29, 2013 (Annual Report). In our opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

NOTE 2 – COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of deferred taxes, for the year-to-date period ended March 30, 2014 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(361)	$(24,872)	$(25,233)
Net current-period other comprehensive loss	(74)	—	(74)
Balance end of period	$(435)	$(24,872)	$(25,307)
Because of the valuation allowance against our deferred tax assets, there are no federal or state income-based tax expenses or benefits related to any amounts recorded to other comprehensive loss.

NOTE 3 – ACQUISITION
As described in our annual report on Form 10-K for the year ended December 29, 2013, on August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne). The following table summarizes pro forma financial information for the three-month period ended March 31, 2013 as if the acquisition had occurred at the beginning of fiscal 2013. The pro forma financial information primarily includes estimated adjustments to interest expense for the long-term debt assumed and amendment to our Revolving Credit Facility, amortization associated with the acquired intangible assets, and cost of sales and depreciation expense for fair value adjustments to inventory and plant and equipment. Adjustments were also made to reduce selling, general, and administrative expense to eliminate acquisition-related transaction costs incurred by Standard Register and WorkflowOne, and to reflect the exercise of warrants issued at acquisition in the calculation of net income per share.
The pro forma financial information does not reflect any cost savings that may be realized as a result of the acquisition and is not necessarily indicative of what our consolidated results would have been had the acquisition been completed on December 31, 2012.

13 Weeks Ended
(Unaudited)	March 31, 2013
Revenue	$253,738
Operating income	8,155
Net income	3,274
Net income per share	0.38
NOTE 4 – RESTRUCTURING AND OTHER EXIT COSTS
All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income. Certain costs that are required to be expensed as incurred are not included in the restructuring liability.
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the acquisition of WorkflowOne and the integration of the two companies.  The restructuring program is expected to continue through the end of 2015, and includes costs associated with workforce reductions, contract termination costs primarily from exiting leased facilities, and other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory.
As a result of the plan, restructuring actions not yet initiated from previous restructuring plans are now integrated into our current plan. Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2014 YTD Expense	Cumulative To-Date Expense
Employee separation costs	$9,200	$26	$9,210
Contract exit and termination costs	7,000	423	573
Other associated exit costs	13,600	2,357	7,474
Total	$29,800	$2,806	$17,257
A summary of activity in the restructuring liability is as follows:

	Balance 2013	Accrued in 2014	Incurred in 2014 YTD	Reversed in 2014	Balance 2014
Employee separation costs	$7,705	$—	$(1,511)	$(16)	$6,178
Contract exit and termination costs	27	279	(16)	—	290
Other associated exit costs	—	293	(16)	—	277
Total	$7,732	$572	$(1,543)	$(16)	$6,745
Completed Restructuring Plans
Restructuring and other exit costs in 2013 represent costs from now completed plans, primarily employee separation costs. The remaining accrual balance for these plans is not material.

NOTE 5 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	March 30, 2014	December 29, 2013
Accrued compensation	$11,036	$13,876
Accrued restructuring and other exit costs	6,892	7,913
Deferred revenue	6,451	7,143
Accrued non-income taxes	6,312	6,185
Current portion of pension	1,959	1,959
Accrued customer rebates	9,325	8,936
Other current liabilities	19,726	22,008
Total	$61,701	$68,020

NOTE 6 – LONG TERM DEBT
Long-term debt consists of the following:

	March 30, 2014	December 29, 2013
Revolving credit facility	$58,120	$51,358
First lien term loan	120,075	120,075
Second lien term loan	89,925	89,925
Capital lease obligations	8,060	8,111
Total	276,180	269,469
Less current portion	8,125	5,589
Long-term portion	$268,055	$263,880

NOTE 7 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended
(Shares in thousands)	March 30, 2014	March 31, 2013
Weighted-average shares outstanding - basic	8,590	5,872
Effect of potentially dilutive securities	—	34
Weighted-average shares outstanding - diluted	8,590	5,906
The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Due to the net loss incurred for the 13-week period ending on March 30, 2014, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 8 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $681 and $469 for the 13-week periods ended March 30, 2014, and March 31, 2013.

NOTE 9 – PENSION PLANS
Net periodic benefit cost includes the following components:

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Interest cost	$5,063	$4,552
Expected return on plan assets	(5,611)	(5,059)
Total	$(548)	$(507)

NOTE 10 – SEGMENT REPORTING
Information about our operations by reportable segment for the 13-week periods ended March 30, 2014 and March 31, 2013 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2014	$64,777	$163,712	$228,489
	2013	49,495	92,125	141,620
Operating income	2014	$1,870	$1,422	$3,292
	2013	2,136	2,934	5,070
Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Segment operating income	$3,292	$5,070
Restructuring and other exit costs	(2,806)	(626)
Net pension periodic benefit	548	507
Acquisition and integration costs	(2,697)	—
Asset impairments	(436)	—
Other unallocated	(53)	500
Total other expense	(4,825)	(625)
(Loss) income before income taxes	$(6,977)	$4,826

NOTE 11 – COMMITMENTS AND CONTINGENCIES
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

The Company participates with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio. The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”). A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches. At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach being considered by the U.S. Environmental Protection Agency. We have an undiscounted long-term liability of $2,374 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

NOTE 13 – INCOME TAXES
Because of the valuation allowance against our deferred tax assets, there was no domestic federal or state income-based tax expense or benefit. Tax expense for 2014 and 2013 reflects state tax liabilities derived from a tax base other than net income and foreign taxes in Mexico.

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

Item 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
This report includes forward-looking statements covered by the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Forward-looking statements include statements in which we use words such as "anticipates," "projects," "expects," "plans," "intends," "believes," "estimates," "targets," and other similar expressions that indicate trends and future events. Among other things, all statements regarding expectations related to the following are forward-looking statements that involve certain risks and uncertainties:

•	decline in traditional print and related services

•	adoption of electronic health records (EHR)

•	expansion in our solutions

•	future pension funding requirements and recognition of actuarial gains and losses

•	investing in our employees

•	2014 priorities

•	future financial condition, revenue trends, and cash flows

•	projected costs or cost savings related to our restructuring plan

•	ability to realize deferred tax assets

•	2014 capital expenditures

•	2015 contingent excess cash flow payments

•	business strategy
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
These forward-looking statements are based on current expectations and estimates. We cannot assure that such expectations will prove to be correct. The Company undertakes no obligation to update forward-looking statements as a result of new information, since these statements may no longer be accurate or timely. You should read this Management's Discussion and Analysis in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) and included on Form 10-K for the year ended December 29, 2013 (Annual Report).

This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update to the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the first quarter of 2014 as compared with the same period of 2013.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report. Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates. For a detailed discussion of these critical accounting estimates, see the Management's Discussion and Analysis included in our Annual Report. There have been no significant changes to our critical accounting policies from those discussed in our Annual Report. We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.
RESULTS OF OPERATIONS
The discussion that follows provides information which we believe is relevant to an understanding of our consolidated results of operations, supplemented by a discussion of segment results where appropriate.  Further discussion of our solutions is contained under the caption "Business" in Item I of our 2013 Annual Report. Prior period amounts for revenue by solution have been revised to conform to current period classification.
WorkflowOne Acquisition
On August 1, 2013, we completed the acquisition of WorkflowOne. Results of operations for WorkflowOne are included in our consolidated financial statements from the date of acquisition and were integrated into our Healthcare and Business Solutions segments. Throughout this section we will include a discussion of the impact of the acquisition to our results for the first quarter of 2014. Consolidated financial results for the first quarter of 2013 shown on a pro forma basis can be found in Note 3 to the consolidated financial statements.
Consolidated Results
The following table presents “Adjusted EBITDA,” which is a non-GAAP financial measure and represents net income excluding items listed in the reconciliation below. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. The presentation of non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. We believe that this non-GAAP financial measure provides a more complete understanding of our current underlying operating performance, a clearer comparison of current period results with past reports of financial performance, and greater transparency regarding information used by management in its decision making. This presentation is similar to the manner in which our Board of Directors internally evaluates performance. The Company's debt covenants under the First and Second Lien Term Debt are also based on the Adjusted EBITDA calculation.

The following table reconciles our consolidated net (loss) income to Adjusted EBITDA presented on a non-GAAP basis (dollars in millions):

	13 Weeks Ended
	March 30, 2014	March 31, 2013	% Change
Revenue	$228.5	$141.6	61.4%
Cost of sales	166.0	99.7	66.5%
Gross margin	62.5	41.9	49.2%
Gross margin % of sales	27.4%	29.6%
SG&A expense	58.7	34.7	69.2%
Acquisition and integration	2.7	1.1
Restructuring	2.8	0.6
Asset impairments	0.4	—
Other expense, net	4.8	0.6
(Loss) income before taxes	(6.9)	4.9
Income tax expense	0.2	0.2
Net (loss) income	$(7.1)	$4.7

Adjusted EBITDA
Net (loss) income	$(7.1)	$4.7
Adjustments:
Income taxes	0.2	0.2
Interest	4.9	0.6
Depreciation and amortization	9.2	5.0
EBITDA	7.2	10.5
Adjustments:
Restructuring and asset impairments	3.2	0.6
Acquisition and integration costs	2.7	1.1
Pension benefit	(0.5)	(0.5)
Share-based compensation	0.7	0.5
Other	(0.1)	—
Adjusted EBITDA	13.2	12.2
Revenue
Consolidated revenue increased 61 percent to $228.5 million in the first quarter of 2014 compared with $141.6 million in the first quarter of 2013. As indicated in the chart below, we saw increased revenue in all of our solutions. Revenue from the WorkflowOne acquisition was approximately $104 million for the first quarter of 2014, which led to the overall increase in consolidated revenue.
Excluding the impact of the acquisition, revenue declined 12 percent for the quarter, primarily due to unit declines within document management and marketing solutions. Our transactional documents and clinical forms along with the related freight and storage services, which are generally included within document management, continue to see decline in demand. Revenue from marketing communications was impacted by healthcare regulatory changes in requirements for distribution of printed materials and lower one-time project sales in the first quarter of 2014.

The following table quantifies the changes in consolidated revenue for each of our solutions (dollars in millions):

	First Quarter
	2014	% Chg	2013
Marketing Communications	$67.8	97.7%	$34.3
Customer Communications	15.6	88.0%	8.3
Product Marking and Labeling	28.5	37.7%	20.7
Patient Identification and Safety	10.3	24.1%	8.3
Patient Information Solutions	4.4	10.0%	4.0
Document Management	101.9	54.4%	66.0
	$228.5	61.4%	$141.6
Cost of Sales and Gross Margin
The increase in cost of sales for the first quarter of 2014 reflects the inclusion of the WorkflowOne acquisition. Excluding this amount, cost of sales decreased in 2014 when compared with the same period of 2013, primarily due to lower unit sales volume.
Gross Margin as a percentage of revenue was 27.4 percent for the first quarter of 2014, compared to 29.6 percent for the first quarter last year. Unit decreases which reduce the absorption of fixed costs, and temporarily higher costs incurred as we integrate the two companies and exit facilities, contributed to the decrease in gross margin. We are also experiencing higher costs in the current quarter in our new Jeffersonville digital print and distribution facility as we continue to ramp-up operations. These impacts are being partially offset by savings from our restructuring activities; however, we are still early in the process of integrating our facilities.
Selling, General and Administrative Expense
SG&A expense for the first quarter of 2014 increased over 2013 due to the inclusion of WorkflowOne. Excluding the effect of the acquisition, SG&A for the current quarter declined slightly over the same period in 2013. Higher amortization expense was offset by lower incentive compensation and savings from our restructuring plan. As our restructuring plan for the integration of WorkflowOne accelerates, the Company will see additional savings in SG&A.
Restructuring, Acquisition, and Integration Costs
In late 2013, we initiated a strategic restructuring program in connection with the acquisition of WorkflowOne and the integration of the two companies.  Total costs of the restructuring program, which is expected to continue through the end of 2015, are expected to be approximately $29.8 million. As previously disclosed, we also expect to incur an additional $8.5 million over the same period for technology and facility integration costs that do not qualify as restructuring under U.S. GAAP. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate.
We incurred a total of $5.5 million of expense in the first quarter of 2014 related to our restructuring plan and integration activities. The acquisition integration process is proceeding on track with internal plans and we are beginning to realize expected synergies. In the first quarter of 2014, systems and data centers were integrated, headcount reduced, three production facilities closed and three warehouse facilities closed. An efficient consolidation of the Dayton workforce into one headquarters location in the quarter will result in significant savings as the lease of the former WorkflowOne offices has been assigned. We expect to achieve approximately $40.0 million in annual savings when the integration of the two companies is complete.
We incurred $1.7 million of restructuring and acquisition costs in the first quarter of 2013 related to now completed prior restructuring plans and advisory and legal fees associated with the WorkflowOne acquisition.
Other Expense
Other expense in 2014 increased almost entirely as a result of higher interest expense from the debt assumed through the WorkflowOne acquisition.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no domestic federal or state income-based tax expense or benefit. Tax expense for 2014 and 2013 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.

Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments (dollars in millions):

	13 Weeks Ended
	March 30, 2014	% Chg	March 31, 2013
Revenue
Healthcare	$64.8	30.9%	$49.5
Business Solutions	163.7	77.7%	92.1
Consolidated Revenue	$228.5	61.4%	$141.6

		% Rev		% Rev
Operating Income
Healthcare	$1.9	2.9%	$2.1	4.2%
Business Solutions	1.4	0.9%	2.9	3.1%
Segment Operating Income (1)	$3.3	1.4%	$5.0	3.5%

(1) A reconciliation of segment operating income to consolidated (loss) income before income taxes is provided in Note 10 - Segment Reporting of the Notes to Consolidated Financial Statements.
Healthcare
Revenue
Healthcare revenue was $64.8 million, an increase of 31 percent over revenue of $49.5 million in the first quarter of 2013. As indicated in the chart below, this segment experienced increased revenue in all of its solutions. Revenue from the WorkflowOne acquisition contributed approximately $21 million in the first quarter of 2014, which led to the overall increase in revenue.
Excluding the impact of the acquisition, revenue declined 12 percent for the quarter, primarily due to unit declines. Revenue from document management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, drove the decline, decreasing 14 percent. Revenue from marketing communications was impacted by health insurance reform as regulated payor communication requirements changed from printed materials to allow for other electronic methods of notification. A large kitting project in the first quarter of 2013 also impacted the overall comparable segment results.
The segment continues to experience growth from our patient information solutions due to additional sales of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology sales.
The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter
	2014	% Chg	2013
Marketing Communications	$19.8	54.7%	$12.8
Patient Identification and Safety	10.3	24.1%	8.3
Patient Information Solutions	4.4	10.0%	4.0
Document Management	30.3	24.2%	24.4
	$64.8	30.9%	$49.5
Operating income
Operating income declined by $0.2 million in the first quarter of 2014 when compared to the same period in 2013, primarily the result of the lower consolidated gross margin percentage. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure to the expected changes in revenue, which has helped offset the declines we have experienced in revenue outside of the acquisition.

Business Solutions
Revenue
Business Solutions revenue was $163.7 million, an increase of 78 percent over revenue of $92.1 million in the first quarter of 2013. As indicated in the chart below, this segment experienced increased revenue in all of its solutions. Revenue from the WorkflowOne acquisition contributed approximately $83 million in the first quarter of 2014, which led to the overall increase in revenue.
Excluding the impact of the acquisition, revenue declined 12 percent for the quarter, primarily due to unit declines in document management and to a lessor degree, marketing communications. Declines in demand for traditional printed forms and transactional documents continue to outpace growth in other solutions.
The following table quantifies the changes in revenue for each of this segment's solutions:

	Quarter
	2014	% Chg	2013
Marketing Communications	$47.9	122.8%	$21.5
Customer Communications	15.6	88.0%	8.3
Product Marking and Labeling	28.5	37.7%	20.7
Document Management	71.7	72.4%	41.6
	$163.7	77.7%	$92.1

Operating income
Operating income declined by $1.5 million in the first quarter of 2014 when compared to the same period in 2013, primarily the result of the lower consolidated gross margin percentage. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure to the expected changes in revenue, which has helped offset the declines we have experienced in revenue outside of the acquisition.
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
Cash Flows
Overall, cash flow on a net debt basis was negative by $6.0 million for the first quarter of 2014. Summarized Statements of Cash Flows are presented below:

	13 Weeks Ended
	March 30, 2014	March 31, 2013
Net cash (used in) provided by operating activities	$(1.1)	$4.9
Net cash used in investing activities	(3.6)	(3.8)
Net cash provided by (used in) financing activities	5.5	(1.2)
Effect of exchange rate on changes in cash	(0.1)	0.2
Net change in cash	$0.7	$0.1
Memo:
Add back credit facility (borrowed) repaid	(6.7)	0.6
Cash flow on a net debt basis	$(6.0)	$0.7
Operating activities
Net cash provided by operating activities was negative in the first quarter of 2014, primarily due to reduced operating profit. Restructuring payments in the first quarter of 2014 were $3.8 million and will continue during the year as we progress on our integration plans.

We also contributed $5.9 million to the Company’s qualified pension plan in the first quarter of 2014. Based on current estimates, the minimum funding requirement for 2014 will be approximately $42.0 million, which is slightly higher than the $39.1 million previously disclosed.
Investing activities
Net cash used in investing activities represents $3.6 million of capital expenditures. We still expect to spend $15 to $21 million for capital expenditures in 2014.
Financing activities
We have a revolving credit facility (Credit Facility) that provides for borrowings up to $125 million through August 1, 2018. The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets. Net cash provided by financing activities was $5.5 million in the first quarter of 2014, which includes $1.1 million of payments on capital leases and $6.8 million drawn on our Credit Facility to meet the needs of the combined company as we progress on the restructuring and integration activities.
As part of the WorkflowOne acquisition, the Company assumed debt of $210 million previously held by WorkflowOne. Quarterly payments of $2.5 million will begin in our fiscal fourth quarter of 2014 with additional annual contingent payments due beginning in 2015 that are based on a percentage of the excess cash flow generated in the previous year and certain other events. Currently, we do not expect a contingent excess cash flow payment will be required in 2015 for 2014.
As of March 30, 2014, we had $55.0 million available under the Credit Facility. We believe that the combination of internally-generated funds, available cash, and available funds under our Revolving Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year. We believe our major long-term cash requirements consist of funding our qualified pension plan, mandatory debt payments, and necessary investments aimed at transforming our combined product portfolio.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed. As a result of these cash requirements, we do not anticipate having positive cash flow during 2014.
Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of March 30, 2014.  The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the first quarter of fiscal 2014, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to material weaknesses in such controls except those described below.
On August 1, 2013, the Company completed the acquisition of WorkflowOne. The Company is currently integrating policies, processes, people, and technology for the combined Company and, during the first quarter of 2014, began combining the financial accounting systems. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
None

Item 1A – RISK FACTORS
Not applicable

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 – MINE SAFETY DISCLOSURES
Not applicable

Item 5 – OTHER INFORMATION
None

Item 6 – EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3	Articles of incorporation and bylaws	Not applicable

4	Instruments defining the rights of security holders, including indentures	Not applicable

10	Material contracts	Not applicable

11	Statement re: computation of per share earnings	Not applicable

15	Letter re: unaudited interim financial information	Not applicable

18	Letter re: change in accounting principles	Not applicable

19	Report furnished to security holders	Not applicable

22	Published reports regarding matters submitted to vote of security holders	Not applicable

23	Consent of Independent Registered Public Accounting Firm	Included

24	Power of attorney	Not applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

95	Mine Safety Disclosure Exhibit	Not applicable

99.1	Report of Independent Registered Public Accounting Firm	Included

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements
Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2014

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)