Form 10-Q
period 2014-06-29
STANDARD REGISTER CO
filed 2014-08-01
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At June 29, 2014, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	8,260,677 shares
Class A stock, $1.00 par value	944,996 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended June 29, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
REVENUE	$225,299	$136,817	$453,788	$278,437
COST OF SALES	161,876	97,762	327,899	197,462
GROSS MARGIN	63,423	39,055	125,889	80,975
OPERATING EXPENSES
Selling, general and administrative	57,104	35,366	115,783	70,102
Acquisition and integration costs	3,515	679	6,212	1,786
Asset impairments	244	—	680	—
Restructuring and other exit costs	2,960	193	5,766	819
Total operating expenses	63,823	36,238	128,441	72,707
(LOSS) INCOME FROM OPERATIONS	(400)	2,817	(2,552)	8,268
OTHER INCOME (EXPENSE)
Interest expense	(5,127)	(530)	(10,115)	(1,154)
Other income	3	59	166	58
Total other expense	(5,124)	(471)	(9,949)	(1,096)
(LOSS) INCOME BEFORE INCOME TAXES	(5,524)	2,346	(12,501)	7,172
INCOME TAX EXPENSE	273	307	424	434
NET (LOSS) INCOME	$(5,797)	$2,039	$(12,925)	$6,738
BASIC (LOSS) INCOME PER SHARE	$(0.67)	$0.34	$(1.50)	$1.14
DILUTED (LOSS) INCOME PER SHARE	$(0.67)	$0.34	$(1.50)	$1.13

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
NET (LOSS) INCOME	$(5,797)	$2,039	$(12,925)	$6,738
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	47	(262)	(27)	(16)
Total other comprehensive income (loss), net of tax	$47	$(262)	$(27)	$(16)
COMPREHENSIVE (LOSS) INCOME	$(5,750)	$1,777	$(12,952)	$6,722

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	June 29, 2014	December 29, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,027	$2,342
Accounts receivable, net of allowance of $3,193 and $2,625	150,094	157,567
Inventories, net	60,597	61,939
Prepaid expense	17,425	14,508
Total current assets	231,143	236,356

PLANT AND EQUIPMENT
Land	3,980	3,980
Buildings and improvements	76,235	76,791
Machinery and equipment	201,152	195,645
Office equipment	174,666	172,379
Construction in progress	9,832	6,060
Total	465,865	454,855
Less accumulated depreciation	(372,122)	(361,852)
Total plant and equipment, net	93,743	93,003

OTHER ASSETS
Goodwill	78,634	78,634
Customer relationships, net	39,467	43,355
Other intangible assets, net	10,280	11,455
Deferred tax asset	9,311	9,306
Other	8,400	8,768
Total assets	$470,978	$480,877

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

LIABILITIES AND SHAREHOLDERS' DEFICIT	June 29, 2014	December 29, 2013
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$11,527	$5,589
Accounts payable	60,191	51,748
Other current liabilities	56,535	68,020
Total current liabilities	128,253	125,357

LONG-TERM LIABILITIES
Long-term debt	279,577	263,880
Pension benefit liability	176,481	192,779
Deferred compensation	3,151	3,169
Environmental liabilities	3,744	3,786
Other long-term liabilities	2,823	3,203
Total long-term liabilities	465,776	466,817

COMMITMENTS AND CONTINGENCIES - See Note 12

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 9,714 and 9,653 shares	9,714	9,653
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	98,575	97,290
Accumulated other comprehensive losses	(25,260)	(25,233)
Accumulated deficit	(156,641)	(143,716)
Treasury stock at cost: 2,039 and 2,021 shares	(50,384)	(50,236)
Total shareholders' deficit	(123,051)	(111,297)
Total liabilities and shareholders' deficit	$470,978	$480,877

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	26 Weeks Ended
	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,925)	$6,738
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	18,427	10,004
Asset impairment	680	—
Restructuring and other exit costs	5,766	819
Pension cost	(1,096)	(1,014)
Paid-in-kind interest	2,080	—
Other	2,008	1,214
Changes in operating assets and liabilities:
Accounts and notes receivable	6,843	4,847
Inventories	1,342	2,351
Restructuring payments	(6,817)	(1,329)
Accounts payable and other current liabilities	(2,072)	(1,682)
Pension contributions and payments	(15,203)	(11,943)
Other assets and liabilities	(3,265)	(1,186)
Net cash (used in) provided by operating activities	(4,232)	8,819
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	(7,472)	(6,301)
Proceeds from sale of equipment	411	88
Net cash used in investing activities	(7,061)	(6,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	14,641	(1,729)
Principal payments on long-term debt	(2,494)	(1,193)
Other	(146)	(200)
Net cash provided by (used in) financing activities	12,001	(3,122)
Effect of exchange rate changes on cash	(23)	(15)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	685	(531)
Cash and cash equivalents at beginning of period	2,342	1,012
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,027	$481
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$7,408	$138
Additions to short term notes payable	—	500

See accompanying notes.

THE STANDARD REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (referenced in this report as the "Company," "we," "our," or “Standard Register,”) after elimination of intercompany transactions, profits, and balances. One of our significant subsidiaries reports results on a calendar quarter, while the remaining results are reported on a fiscal quarter. We do not believe the difference in the reporting period-end dates has a material impact on our consolidated financial statements.
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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The update changes the requirements for reporting discontinued operations and enhances disclosures regarding an entity's discontinued operations. ASU 2014-08 will be effective for the Company in the first quarter of 2015. We are currently evaluating the effect that ASU 2014-08 will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will be effective for the Company in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our revenue recognition.

NOTE 3 – ACQUISITION
As described in our annual report on Form 10-K for the year ended December 29, 2013, on August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne). The following table summarizes pro forma financial information for the 13 and 26-week periods ended June 30, 2013 as if the acquisition had occurred at the beginning of fiscal 2013. The pro forma financial information primarily includes estimated adjustments to interest expense for the long-term debt assumed and amendment to our Revolving Credit Facility, amortization associated with the acquired intangible assets, and cost of sales and depreciation expense for fair value adjustments to inventory and plant and equipment. Adjustments were also made to reduce selling, general, and administrative expense to eliminate acquisition-related transaction costs incurred by Standard Register and WorkflowOne, and to reflect the exercise of warrants issued at acquisition in the calculation of net income per share.
The pro forma financial information does not reflect any cost savings that may be realized as a result of the acquisition and is not necessarily indicative of what our consolidated results would have been had the acquisition been completed on December 31, 2012.

	13 Weeks Ended	26 Weeks Ended
(Unaudited)	June 30, 2013	June 30, 2013
Revenue	$247,769	$501,507
Operating income	5,656	13,811
Net income	245	3,519
Net income per share	0.03	0.41

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
As a result of the plan, restructuring actions not yet initiated from previous restructuring plans were integrated into our current plan. Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2014 YTD Expense	Cumulative To-Date Expense
Employee separation costs	$9,200	$26	$9,210
Contract exit and termination costs	7,000	1,689	1,839
Other associated exit costs	13,600	4,051	9,168
Total	$29,800	$5,766	$20,217
The remaining restructuring liability balances at the end of 2013 for completed plans were not material and have been combined into the liability for the current plan. A summary of activity in the restructuring liability is as follows:

	Balance 2013	Accrued in 2014	Incurred in 2014 YTD	Reversed in 2014	Balance 2014
Employee separation costs	$7,705	$—	$(2,491)	$(144)	$5,070
Contract exit and termination costs	208	1,142	(140)	—	1,210
Other associated exit costs	—	600	(18)	—	582
Total	$7,913	$1,742	$(2,649)	$(144)	$6,862
Completed Restructuring Plans
Restructuring and other exit costs in 2013 represent costs from now completed plans, primarily employee separation costs.

NOTE 5 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	June 29, 2014	December 29, 2013
Accrued compensation	$7,351	$13,876
Accrued restructuring and other exit costs	6,862	7,913
Deferred revenue	5,720	7,143
Accrued non-income taxes	5,882	6,185
Current portion of pension	1,959	1,959
Accrued customer rebates	10,043	8,936
Other current liabilities	18,718	22,008
Total	$56,535	$68,020

NOTE 6 – LONG TERM DEBT
Long-term debt consists of the following:

	June 29, 2014	December 29, 2013
Revolving credit facility	$66,000	$51,358
First lien term loan	120,075	120,075
Second lien term loan	92,005	89,925
Capital lease obligations	13,024	8,111
Total	291,104	269,469
Less current portion	11,527	5,589
Long-term portion	$279,577	$263,880
Under the Second Lien Term Loan ("Second Lien") the Company has the right at certain times to increase the outstanding principal on the loan in lieu of paying cash for interest due. The paid-in-kind ("PIK") interest amounts follow the same maturity schedule as the rest of the Second Lien principal. In the second quarter the Company elected to use the PIK interest option for the full amount of interest for the Second Lien in the amount of $2,080. The use of PIK interest in the first year of the loan, which includes the current quarter, does not change the interest rate applied to the Second Lien principal. The use of PIK interest during the second year for more than 50% of interest due or during third year for any amount of interest due will result in a temporary increase in the base interest rate on the Second Lien of 1.5% in the period the election is made. PIK interest is included in interest expense.

NOTE 7 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		26 Weeks Ended
(Shares in thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Weighted-average shares outstanding - basic	8,615	5,925	8,603	5,898
Effect of potentially dilutive securities	—	113	—	74
Weighted-average shares outstanding - diluted	8,615	6,038	8,603	5,972
The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Due to the net loss incurred for the 13 and 26-week periods ending on June 29, 2014, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 8 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $663 and $507 for the 13-week periods ended June 29, 2014, and June 30, 2013. Total share-based compensation expense was $1,344 and $976 for the 26-week periods ended June 29, 2014, and June 30, 2013.

NOTE 9 – PENSION PLANS
Net periodic benefit cost includes the following components:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest cost	$5,062	$4,551	$10,125	$9,103
Expected return on plan assets	(5,610)	(5,058)	(11,221)	(10,117)
Total	$(548)	$(507)	$(1,096)	$(1,014)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of deferred taxes, for the year-to-date period ended June 29, 2014 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(361)	$(24,872)	$(25,233)
Net current-period other comprehensive loss	(27)	—	(27)
Balance end of period	$(388)	$(24,872)	$(25,260)
Because of the valuation allowance against our deferred tax assets, there are no federal or state income-based tax expenses or benefits related to any amounts recorded to other comprehensive loss.

NOTE 11 – SEGMENT REPORTING
Information about our operations by reportable segment for the 13-week periods ended June 29, 2014 and June 30, 2013 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2014	$64,456	$160,843	$225,299
	2013	48,176	88,641	136,817
Operating income	2014	$2,949	$2,583	$5,532
	2013	1,769	894	2,663
Information about our operations by reportable segment for the 26-week periods ended June 29, 2014 and June 30, 2013 is as follows:

		Healthcare	Business Solutions	Total
Revenue from external customers	2014	$129,233	$324,555	$453,788
	2013	97,671	180,766	278,437
Operating income	2014	$4,819	$4,005	$8,824
	2013	3,905	3,828	7,733

Reconciling information between reportable segments and our consolidated financial statements is as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Segment operating income	$5,532	$2,663	$8,824	$7,733
Restructuring and other exit costs	(2,960)	(193)	(5,766)	(819)
Net pension periodic benefit	548	507	1,096	1,014
Acquisition and integration costs	(3,515)	—	(6,212)	—
Asset impairments	(244)	—	(680)	—
Other unallocated	239	(160)	186	340
Total other expense	(5,124)	(471)	(9,949)	(1,096)
(Loss) income before income taxes	$(5,524)	$2,346	$(12,501)	$7,172

NOTE 12 – COMMITMENTS AND CONTINGENCIES
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

This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update to the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the second quarter of 2014 as compared with the same period of 2013.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing the accompanying unaudited financial statements and accounting for the underlying transactions and balances, we applied the accounting policies disclosed in the Notes to the Consolidated Financial Statements contained in our Annual Report. Preparation of these unaudited financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Although we believe our estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates. For a detailed discussion of these critical accounting estimates, see the Management's Discussion and Analysis included in our Annual Report. Other than those described below, there have been no significant changes to our critical accounting policies from those discussed in our Annual Report. We have discussed the development and selection of the critical accounting policies and the related disclosures included in this Quarterly Report with the Audit Committee of our Board of Directors.
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
Quoted stock market prices are not available for our reporting units. Therefore, we follow an income approach utilizing a discounted cash flow methodology in order to determine the fair value of our reporting units. This approach requires us to make significant estimates and assumptions, including revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Though we believe our assumptions are reasonable, actual results could be different from those assumed in our forecasts. Key assumptions used in our fair value calculations include:

•
Revenue and cost assumptions: We use our internal forecasts to estimate future cash flows which are based on both historical information and our most recent view of the long-term outlook for each reporting unit derived from the Company's current strategic plan. For these projected cash flows we assume a terminal growth rate of 1%.

•	Discount rate determination: We use an industry weighted-average cost of capital that reflects the weighted average return on debt and equity of our peer group from a market participant perspective.
We also use a market multiple approach to further support our discounted cash flow analysis. Under this method we apply multiples derived from market prices of stock for companies that are engaged in the same or similar lines of business and are actively traded. The indicated value is then modified through the use of a reasonable control premium to arrive at an estimate of marketable-control value. This approach requires the use of judgment in the selection of appropriate benchmark companies, the control premium, and the final multiple used.
The results of our impairment test indicate that the fair values of our reporting units are greater than their carrying value and no goodwill impairment is indicated. Sensitivity analysis is performed to understand the relative impact of the key assumptions used in our calculations. If our estimate of expected cash flows had been 10% lower, if we reduced our terminal growth rate to 0% and -1%, or if we increased the discount rate 1%, the expected future cash flows would still have exceeded the carrying value of the assets, including goodwill.

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
WorkflowOne Acquisition
On August 1, 2013, we completed the acquisition of WorkflowOne. Results of operations for WorkflowOne are included in our consolidated financial statements from the date of acquisition and were integrated into our Healthcare and Business Solutions segments. Throughout this section we will include a discussion of our estimate of the impact of the acquisition to our results for 2014 in the second quarter and year-to-date. This discussion contains inherent estimates as facilities, customers, and systems are in the process of being integrated, and therefore financial results are no longer clearly segregated between Standard Register and WorkflowOne. Consolidated financial results for 2013 in the second quarter and year-to-date shown on a pro forma basis can be found in Note 3 to the consolidated financial statements.
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

The following table reconciles our consolidated net (loss) income to Adjusted EBITDA presented on a non-GAAP basis (dollars in millions):

	13 Weeks Ended			26 Weeks Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Revenue	$225.3	$136.8	64.7%	$453.8	$278.4	63.0%
Cost of sales	161.9	97.8	65.5%	327.9	197.5	66.0%
Gross margin	63.4	39.0	62.6%	125.9	80.9	55.6%
Gross margin % of sales	28.1%	28.5%		27.7%	29.1%
SG&A expense	57.1	35.4	61.3%	115.8	70.1	65.2%
Acquisition and integration	3.5	0.7		6.2	1.8
Restructuring	3.0	0.2		5.8	0.8
Asset impairments	0.3	—		0.7	—
Other expense, net	5.1	0.4		9.9	1.1
(Loss) income before taxes	(5.6)	2.3		(12.5)	7.1
Income tax expense	0.2	0.3		0.4	0.4
Net (loss) income	$(5.8)	$2.0		$(12.9)	$6.7

Adjusted EBITDA
Net (loss) income	$(5.8)	$2.0		$(12.9)	$6.7
Adjustments:
Income taxes	0.2	0.3		0.4	0.4
Interest	5.2	0.6		10.1	1.2
Depreciation and amortization	9.2	4.9		18.4	10.0
EBITDA	8.8	7.8		16.0	18.3
Adjustments:
Restructuring and asset impairments	3.3	0.2		6.5	0.8
Acquisition and integration costs	3.5	0.7		6.2	1.8
Pension benefit	(0.6)	(0.5)		(1.1)	(1.0)
Share-based compensation	0.6	0.5		1.3	1.0
Other	(0.2)	0.2		(0.3)	0.2
Adjusted EBITDA	15.4	8.9		28.6	21.1
Revenue
Consolidated revenue increased $88.5 million in the second quarter of 2014 and $175.4 million year-to-date when compared with the same periods in 2013. As indicated in the chart below, we saw increased revenue in all of our solutions. We estimate that revenue from the WorkflowOne acquisition contributed approximately $104 million for the second quarter and $208 million year-to-date, which led to the overall increase in consolidated revenue.
Excluding the impact of the acquisition, we estimate revenue fell approximately 11 percent for the quarter and 12 percent year-to-date due to declines in unit sales. The unit decline is most significant in Document Management and Marketing Solutions, but has affected nearly all of our solutions. Our transactional documents and clinical forms along with the related freight and storage services, which are generally included within Document Management, continue to see decline in demand. Revenue from Marketing Solutions was impacted by healthcare regulatory changes as well as general decline in the use of print communication. The reduction in demand for printed material in our solutions is currently outpacing the growth in other offerings within our solutions.

The following table quantifies the changes in consolidated revenue for each of our solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$65.9	106.6%	$31.9	$133.1	102.0%	$65.9
Customer Communications	14.3	72.3%	8.3	29.6	80.5%	16.4
Product Marking and Labeling	30.9	36.7%	22.6	60.9	37.8%	44.2
Patient Safety Solutions	9.7	34.7%	7.2	19.2	32.4%	14.5
Patient Information Management	4.0	5.3%	3.8	8.4	7.7%	7.8
Document Management	100.5	59.5%	63.0	202.6	56.3%	129.6
	$225.3	64.7%	$136.8	$453.8	63.0%	$278.4
Cost of Sales and Gross Margin
The increase in cost of sales for the second quarter and first half of 2014 reflects the inclusion of the WorkflowOne acquisition. Excluding this amount, cost of sales decreased in 2014 when compared with the same period of 2013, primarily due to lower unit sales volume.
Gross margin as a percentage of revenue has declined for the second quarter as well as year-to-date when compared to the same periods in 2013. Unit decreases, which reduce the absorption of fixed costs, are one of the largest contributing factors to the reduction in margin percentage. We are also experiencing some temporarily higher costs incurred as we exit facilities, integrate the two companies, make investments in high-speed ink jet technology, and continue to improve our Jeffersonville location. These impacts are being partially offset by savings from our restructuring activities; however, we are still early in the process of integrating our facilities.
Selling, General and Administrative Expense
SG&A expense for 2014 in the second quarter and year-to-date increased over 2013 for the same periods due to the inclusion of WorkflowOne in 2014 results. Excluding the effect of the acquisition, SG&A for the current quarter declined slightly over the same period in 2013. Higher amortization expense was offset by lower incentive compensation, reduced rent from consolidation of locations, as well as other savings from our restructuring plan. The Company will see additional savings in SG&A as our restructuring plan for the integration of WorkflowOne accelerates.
Restructuring, Asset Impairment, and Acquisition and Integration Costs
In late 2013, we initiated a strategic restructuring program in connection with the acquisition of WorkflowOne and the integration of the two companies. Total costs of the restructuring program, which is expected to continue through the end of 2015, are expected to be approximately $29.8 million. As previously disclosed, we also expect to incur an additional $14-$19 million over the same period for technology and facility integration costs that do not qualify as restructuring under U.S. GAAP. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate.
We incurred a total of $6.5 million of expense in the second quarter of 2014 and $12.0 million year-to-date related to our restructuring plan and integration activities. The acquisition integration process is proceeding on track with internal plans and we are beginning to realize expected synergies. As of the end of the second quarter we have exited 19 warehouses, production facilities, and third-party locations. Additionally, the lease of the former WorkflowOne offices has been assigned and will result in significant savings going forward. We expect to achieve approximately $40.0 million in annual savings when the integration of the two companies is complete.
In 2013 we incurred restructuring and acquisition costs of $0.9 million in the second quarter and $2.6 million year-to-date related to now completed prior restructuring plans and advisory and legal fees associated with the WorkflowOne acquisition.
The asset impairment costs of $0.3 million for the second quarter and $0.7 million year-to-date relate to assets associated with the former WorkflowOne offices as we relocated Dayton personnel to a consolidated headquarters location.
Other Expense
Other expense in 2014 for the first half of the year increased almost entirely as a result of higher interest expense from the debt assumed through the WorkflowOne acquisition.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no domestic federal or state income-based tax expense or benefit. Tax expense for 2014 and 2013 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.

Segment Operating Results
The following table presents Revenue and Operating Income for each of our reportable segments (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	June 29, 2014	% Chg	June 30, 2013		June 29, 2014	% Chg	June 30, 2013
Revenue
Healthcare	$64.4	33.6%	$48.2		$129.2	32.2%	$97.7
Business Solutions	160.9	81.6%	88.6		324.6	79.6%	180.7
Consolidated Revenue	$225.3	64.7%	$136.8		$453.8	63.0%	$278.4

		% Rev		% Rev		% Rev		% Rev
Operating Income
Healthcare	$2.9	4.5%	$1.8	3.7%	$4.8	3.7%	$3.9	4.0%
Business Solutions	2.6	1.6%	0.9	1.0%	4.0	1.2%	3.8	2.1%
Segment Operating Income (1)	$5.5	2.4%	$2.7	2.0%	$8.8	1.9%	$7.7	2.8%

(1) A reconciliation of segment operating income to consolidated (loss) income before income taxes is provided in Note 11 - Segment Reporting of the Notes to Consolidated Financial Statements.
Healthcare
Revenue
Healthcare revenue increased $16.2 million in the second quarter and $31.5 million year-to-date when compared to the same periods in 2013. As indicated in the chart below, Healthcare experienced increased revenue in all of its solutions. With the exception of Patient Information Management, which was not a solution previously offered by WorkflowOne, the acquisition was the most significant driver of growth. Out of $64.4 million second quarter and $129.2 million year-to-date revenue, we estimate the acquisition contributed approximately $21 million and $42 million, respectively. Excluding the impact of the acquisition, we estimate revenue declined 10 percent for the quarter and 11 percent year-to-date, primarily due to unit declines.
Document Management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, continues to drive the decline in units for the segment. The rate of decline in both the second quarter and year-to-date has slowed from the same periods in the prior year. Marketing Solutions was impacted in both the first and second quarter by health insurance reform as regulated payor communication requirements change to allow electronic delivery rather than printed material.
Patient Information Management continues to experience strong growth due to additional sales of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology products.
The following table quantifies the changes in revenue for each of this segment's solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$18.9	51.2%	$12.5	$38.7	53.0%	$25.3
Patient Safety Solutions	9.7	34.7%	7.2	19.2	32.4%	14.5
Patient Information Management	4.0	5.3%	3.8	8.4	7.7%	7.8
Document Management	31.8	28.7%	24.7	62.9	25.5%	50.1
	$64.4	33.6%	$48.2	$129.2	32.2%	$97.7
Operating income
Operating income in 2014 increased by $1.1 million in the second quarter and $0.9 million year-to-date when compared to the same periods in 2013. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure to the expected changes in revenue. These savings are impacting both cost of sales and SG&A, which has helped offset the declines we have experienced in revenue outside of the acquisition.

Business Solutions
Revenue
Business Solutions revenue increased $72.3 million in the second quarter and $143.9 million for the first half of 2014 when compared to the same periods in 2013. As indicated in the chart below, this segment experienced increased revenue in all of its solutions. We estimate revenue from the WorkflowOne acquisition contributed approximately $84 million in the second quarter and $167 million year-to-date in 2014, which led to the overall increase in revenue. Excluding the impact of the acquisition, we estimate revenue declined 13 percent in the second quarter and year-to-date when compared with the same periods in 2013.
We continue to see decreases in same customer sales as demand for transactional documents and forms as well as other print communications declines. The decrease in demand is causing a reduction in unit sales for the second quarter and year-to-date that is outpacing growth of other offerings in our solutions. This effect is most heavily impacting Document Management and Marketing Solutions.
The following table quantifies the changes in revenue for each of this segment's solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$47.0	142.3%	$19.4	$94.4	132.5%	$40.6
Customer Communications	14.3	72.3%	8.3	29.6	80.5%	16.4
Product Marking and Labeling	30.9	36.7%	22.6	60.9	37.8%	44.2
Document Management	68.7	79.4%	38.3	139.7	75.7%	79.5
	$160.9	81.6%	$88.6	$324.6	79.6%	$180.7
Operating income
Operating income in 2014 increased by $1.7 million in the second quarter and $0.2 million year-to-date when compared to the same periods in 2013. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure in both cost of sales and SG&A to the expected changes in revenue, which has helped offset the declines we have experienced in revenue outside of the acquisition.

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
Cash Flows
Overall, cash flow on a net debt basis was negative by $13.9 million for the first half of 2014. Summarized Statements of Cash Flows are presented below:

	26 Weeks Ended
	June 29, 2014	June 30, 2013
Net cash (used in) provided by operating activities	$(4.2)	$8.8
Net cash used in investing activities	(7.1)	(6.2)
Net cash provided by (used in) financing activities	12.0	(3.1)
Net change in cash	$0.7	$(0.5)
Memo:
Add back credit facility (borrowed) repaid	(14.6)	1.7
Cash flow on a net debt basis	$(13.9)	$1.2
Operating activities
Net cash provided by operating activities was negative in the first half of 2014, largely due to reduced operating profit. Restructuring payments in the first six months of 2014 were $6.8 million and are expected to total approximately $29.8 million upon the plan's completion in 2015.
We also contributed $14.1 million to the Company’s qualified pension plan in the first half of 2014. Based on current estimates, the minimum funding requirement for 2014 and 2015 will be approximately $42.2 million and $34.4 million, which is slightly higher than the amounts previously disclosed.
Investing activities
Net cash used in investing activities represents $7.5 million of capital expenditures. We also entered into $7.4 million of capital leases related to our investment in high-speed ink jet web presses. We still expect capital expenditures to total $15 to $21 million in 2014, including capital leases.
Financing activities
We have a revolving credit facility (Credit Facility) that provides for borrowings up to $125 million through August 1, 2018. The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets. Net cash provided by financing activities was $12 million in the first half of 2014, which includes $2.5 million of payments on capital leases and $14.6 million drawn on our Credit Facility to meet the needs of the combined company as we progress on the restructuring and integration activities.
As part of the WorkflowOne acquisition, the Company assumed debt of $210 million previously held by WorkflowOne. Quarterly payments of $2.5 million will begin in our fiscal fourth quarter of 2014 with additional annual contingent payments due beginning in 2015 that are based on a percentage of any excess cash flow generated in the previous year and certain other events. Currently, we do not expect a contingent excess cash flow payment will be required in 2015 for 2014.
Under the Second Lien Term Loan ("Second Lien") the Company has the right in certain circumstances to increase the outstanding principal on the loan in lieu of paying cash for interest due. The paid-in-kind ("PIK") interest amounts are subject to the same maturity schedule as the rest of the Second Lien principal. In the second quarter the Company made the election to use PIK interest option for the full amount of interest due in the second quarter for the Second Lien in the amount of $2.1 million. This decision frees up cash flow to meet other obligations and to continue our planned restructuring integration activities. The option to use PIK interest is available, assuming the Company meets certain liquidity requirements, for the full amount of interest due on the Second Lien for the first two years of the debt, and for 50% of the interest due in the third year. The use of PIK interest in the first year of the loan, which includes the current quarter, does not change the interest rate applied to the Second Lien principal. The use of PIK interest during the second year for more than 50% of interest due or during third year for any amount of interest due will result in a temporary increase in the base interest rate on the Second Lien of 1.5% in the period the election is made.
As of June 29, 2014, we had $45.5 million available under the Credit Facility. We believe that the combination of internally-generated funds, available cash, and available funds under our Revolving Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year. We believe our major long-term cash requirements consist of funding our qualified pension plan, mandatory debt payments, and necessary investments aimed at transforming our combined product portfolio.  While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed. As a result of these cash requirements, we do not anticipate having positive cash flow during 2014.
Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of June 29, 2014. The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the second quarter of fiscal 2014, no corrective actions were taken with regard to material weaknesses in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls except those described below.
On August 1, 2013, the Company completed the acquisition of WorkflowOne. The Company is currently integrating policies, processes, people, and technology for the combined Company. During the second quarter of 2014, we transitioned our general ledger to the system of record already utilized by WorkflowOne, which did not materially change our internal controls. Reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system transition and the financial close process are properly designed. We have started additional system integration efforts and expect further combinations in our financial accounting systems during the remainder of 2014. Management will continue to evaluate the Company’s internal controls over financial reporting as it continues its integration work.

PART II – OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS
None

Item 1A – RISK FACTORS
Not applicable

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 – MINE SAFETY DISCLOSURES
Not applicable

Item 5 – OTHER INFORMATION
None

Item 6 – EXHIBITS

Exhibit #	Description

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3	Articles of incorporation and bylaws	Not applicable

4	Instruments defining the rights of security holders, including indentures	Not applicable

10	Material contracts	Not applicable

11	Statement re: computation of per share earnings	Not applicable

15	Letter re: unaudited interim financial information	Included

18	Letter re: change in accounting principles	Not applicable

19	Report furnished to security holders	Not applicable

22	Published reports regarding matters submitted to vote of security holders	Not applicable

23	Consent of Independent Registered Public Accounting Firm	Not applicable

24	Power of attorney	Not applicable

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

95	Mine Safety Disclosure Exhibit	Not applicable

99.1	Report of Independent Registered Public Accounting Firm	Included

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended June 29, 2014 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements
Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2014

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)