Form 10-Q
period 2014-09-28
STANDARD REGISTER CO
filed 2014-10-31
CIK 93456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
OR
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]
At September 28, 2014, the number of shares outstanding of the issuer’s classes of common stock is as follows:

Common stock, $1.00 par value	8,227,050 shares
Class A stock, $1.00 par value	944,996 shares

The Standard Register Company
Form 10-Q
For the Quarter Ended September 28, 2014

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
REVENUE	$219,382	$199,339	$673,170	$477,776
COST OF SALES	157,223	145,687	485,122	343,149
GROSS MARGIN	62,159	53,652	188,048	134,627
OPERATING EXPENSES
Selling, general and administrative	55,511	54,384	171,294	124,486
Acquisition and integration costs	3,655	6,216	9,867	8,002
Asset impairments	—	1,262	680	1,262
Restructuring and other exit costs	2,992	11,055	8,758	11,874
Total operating expenses	62,158	72,917	190,599	145,624
INCOME (LOSS) FROM OPERATIONS	1	(19,265)	(2,551)	(10,997)
OTHER INCOME (EXPENSE)
Interest expense	(5,365)	(3,713)	(15,480)	(4,867)
Other (expense) income	(21)	7	145	65
Total other expense	(5,386)	(3,706)	(15,335)	(4,802)
LOSS BEFORE INCOME TAXES	(5,385)	(22,971)	(17,886)	(15,799)
INCOME TAX EXPENSE	214	252	638	686
NET LOSS	$(5,599)	$(23,223)	$(18,524)	$(16,485)
LOSS PER SHARE	$(0.65)	$(3.92)	$(2.15)	$(2.79)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
NET LOSS	$(5,599)	$(23,223)	$(18,524)	$(16,485)
Other comprehensive loss, net of tax:
Cumulative translation adjustment	(480)	(11)	(507)	(27)
Total other comprehensive loss, net of tax	$(480)	$(11)	$(507)	$(27)
COMPREHENSIVE LOSS	$(6,079)	$(23,234)	$(19,031)	$(16,512)

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

A S S E T S	September 28, 2014	December 29, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,210	$2,342
Accounts receivable, net of allowance of $3,465 and $2,625	146,399	157,567
Inventories, net	61,192	61,939
Prepaid expense	19,782	14,508
Total current assets	228,583	236,356

LONG-TERM ASSETS
Plant and equipment, net	92,546	93,003
Goodwill	78,634	78,634
Intangible assets, net	47,224	54,810
Deferred tax asset	9,283	9,306
Other	7,714	8,768
Total long-term assets	235,401	244,521
Total assets	$463,984	$480,877

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt	$13,877	$5,589
Accounts payable	62,167	51,748
Other current liabilities	59,541	68,020
Total current liabilities	135,585	125,357

LONG-TERM LIABILITIES
Long-term debt	287,163	263,880
Pension benefit liabilities	160,021	192,779
Deferred compensation	3,088	3,169
Environmental liabilities	3,854	3,786
Other long-term liabilities	2,745	3,203
Total long-term liabilities	456,871	466,817

COMMITMENTS AND CONTINGENCIES - See Note 13

SHAREHOLDERS' DEFICIT
Common stock, $1.00 par value:
Authorized 101,000 shares; Issued 9,717 and 9,653 shares	9,717	9,653
Class A stock, $1.00 par value: Authorized 9,450 shares; Issued 945 shares	945	945
Capital in excess of par value	99,238	97,290
Accumulated other comprehensive losses	(25,740)	(25,233)
Accumulated deficit	(162,240)	(143,716)
Treasury stock at cost: 2,040 and 2,021 shares	(50,392)	(50,236)
Total shareholders' deficit	(128,472)	(111,297)
Total liabilities and shareholders' deficit	$463,984	$480,877

See accompanying notes.

THE STANDARD REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	39 Weeks Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,524)	$(16,485)
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Depreciation and amortization	26,955	17,852
Asset impairment	680	1,262
Restructuring and other exit costs	8,758	11,874
Pension benefit	(1,644)	(1,519)
Payment-in-kind interest	4,382	—
Other	3,173	2,930
Changes in operating assets and liabilities, net of acquisition:
Accounts and notes receivable	10,369	2,107
Inventories	747	2,993
Restructuring payments	(11,458)	(3,982)
Accounts payable and other current liabilities	4,720	10,327
Pension contributions and payments	(31,114)	(20,571)
Other assets and liabilities	(5,310)	(1,518)
Net cash (used in) provided by operating activities	(8,266)	5,270
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, cash received	—	1,665
Additions to plant and equipment	(11,857)	(9,065)
Proceeds from sale of equipment	491	171
Net cash used in investing activities	(11,366)	(7,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings under revolving credit facility	22,889	8,371
Debt issuance costs	—	(2,357)
Principal payments on long-term debt	(3,736)	(1,840)
Other	(153)	(398)
Net cash provided by financing activities	19,000	3,776
Effect of exchange rate changes on cash	(500)	(25)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,132)	1,792
Cash and cash equivalents at beginning of period	2,342	1,012
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,210	$2,804
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital leases	$8,036	$138
Additions to short term notes payable	—	500
Warrants issued in conjunction with acquisition	—	6,509

See accompanying notes.

THE STANDARD REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of The Standard Register Company and its wholly-owned subsidiaries (referenced in this report as the "Company," "we," "our," or “Standard Register,”) after elimination of intercompany transactions, profits, and balances. One of our significant subsidiaries reports results on a calendar quarter, while the remaining results are reported on a fiscal quarter. We do not believe the one-day difference in the number of days in the reporting period or the difference in the reporting period-end dates has a material impact on our consolidated financial statements.
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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The update changes the requirements for reporting discontinued operations and enhances disclosures regarding an entity's discontinued operations. ASU 2014-08 will be effective for the Company in the first quarter of 2015. We do not not anticipate the adoption of ASU 2014-08 to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides accounting guidance for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The update supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will be effective for the Company in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our revenue recognition.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The update provides guidance about management's responsibility to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and all interim and annual periods thereafter, with early adoption permitted. We are currently evaluating the impact the adoption of ASU 2014-15 would have on the disclosures in our consolidated financial statements.

NOTE 3 – ACQUISITION
As described in our annual report on Form 10-K for the year ended December 29, 2013, on August 1, 2013, the Company acquired all of the outstanding membership interests of WorkflowOne, LLC (WorkflowOne). The following table summarizes pro forma financial information for the 13 and 39-week periods ended September 29, 2013 as if the acquisition had occurred at the beginning of fiscal 2013. The pro forma financial information primarily includes estimated adjustments to interest expense for the long-term debt assumed and amendment to our Revolving Credit Facility, amortization associated with the acquired intangible assets, and cost of sales and depreciation expense for fair value adjustments to inventory and plant and equipment. Adjustments were also made to reduce selling, general, and administrative expense to eliminate acquisition-related transaction costs incurred by Standard Register and WorkflowOne, and to reflect the exercise of warrants issued at acquisition in the calculation of net income per share.

The pro forma financial information does not reflect any cost savings that may be realized as a result of the acquisition and is not necessarily indicative of what our consolidated results would have been had the acquisition been completed on December 31, 2012.

	13 Weeks Ended	39 Weeks Ended
(Unaudited)	September 29, 2013	September 29, 2013
Revenue	$231,742	$733,249
Operating (loss) income	(12,536)	1,275
Net loss	(18,247)	(14,728)
Net loss per share	(2.13)	(1.72)

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consists of the following:

	September 28, 2014	December 29, 2013
Land	$3,898	$3,898
Buildings and improvements	72,425	72,614
Machinery and equipment	199,503	195,249
Office equipment	172,149	172,317
Construction in progress	12,451	6,060
Total	460,426	450,138
Less accumulated depreciation	368,512	357,615
Property, plant, and equipment, net	91,914	92,523
Net assets held for sale	632	480
Total property, plant, and equipment, net	$92,546	$93,003
As part of the restructuring plan discussed in Note 5, we exited one of our facilities and have classified the land, building, and certain other assets included in the disposal group as held for sale. The assets are currently recorded at net book value and are no longer being depreciated. Subsequent to the balance sheet date we entered into a sales agreement worth approximately $2,400 for these assets.

NOTE 5 – RESTRUCTURING
All costs related to restructuring actions are included in restructuring and other exit costs in the accompanying Consolidated Statements of Income. Certain costs that are required to be expensed as incurred are not included in the restructuring liability.
On September 26, 2013, the Company’s Board of Directors approved a strategic restructuring program in connection with the acquisition of WorkflowOne and the integration of the two companies. The restructuring program is expected to continue through the end of 2015, and includes costs associated with workforce reductions, contract termination costs primarily from exiting leased facilities, and other associated costs, including fees to a third party to assist with the implementation of our plan, costs to consolidate facilities and relocate equipment and inventory, costs to consolidate our headquarters, and costs associated with the write-off of inventory (which are recorded to cost of sales).

As a result of the plan, restructuring actions not yet initiated from previous restructuring plans were integrated into our current plan. Components of the restructuring and other exit costs consist of the following:

	Total Expected Costs	Total 2014 YTD Expense	Cumulative To-Date Expense
Employee separation costs	$9,800	$453	$9,637
Contract exit and termination costs	7,000	1,718	1,868
Other associated exit costs	13,600	6,587	11,704
Total	$30,400	$8,758	$23,209
Costs in 2013 associated with now completed plans were not material. The remaining restructuring liability balances at the end of 2013 for completed plans also were not material and have been combined into the liability for the current plan. A summary of activity in the restructuring liability is as follows:

	Balance 2013	Accrued in 2014	Incurred in 2014 YTD	Reversed in 2014	Balance 2014
Employee separation costs	$7,705	$288	$(4,157)	$(144)	$3,692
Contract exit and termination costs	208	1,221	(175)	—	1,254
Other associated exit costs	—	599	(332)	—	267
Total	$7,913	$2,108	$(4,664)	$(144)	$5,213

NOTE 6 – OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	September 28, 2014	December 29, 2013
Accrued compensation	$11,337	$13,876
Accrued customer rebates	8,284	9,033
Accrued non-income taxes	6,335	6,185
Accrued restructuring and other exit costs	5,213	7,913
Current portion of pension	1,959	1,959
Deferred revenue	7,538	7,143
Other current liabilities	18,875	21,911
Total	$59,541	$68,020

NOTE 7 – LONG TERM DEBT
Long-term debt consists of the following:

	September 28, 2014	December 29, 2013
Revolving credit facility	$74,247	$51,358
First lien term loan	120,075	120,075
Second lien term loan	94,307	89,925
Capital lease obligations	12,411	8,111
Total	301,040	269,469
Less current portion	13,877	5,589
Long-term portion	$287,163	$263,880

Under the Second Lien Term Loan ("Second Lien") the Company has the right at certain times to increase the outstanding principal on the loan in lieu of paying cash for interest due. The payment-in-kind ("PIK") interest amounts follow the same maturity schedule as the rest of the Second Lien principal. The Company has elected to use the PIK interest option for the full amount of interest in the amounts of $2,302 in the third quarter, and $4,382 year-to-date. The use of PIK interest in the prior quarter did not change the interest rate applied to the Second Lien principal. Beginning with the current quarter, an additional 1.5% of interest will be added to the base rate for any amount of PIK interest elected that exceeds 50% of the interest due for the Second Lien in the period the election is made. The additional 1.5% will also be added to the base rate for the period if any amount of PIK interest is elected in the third year. PIK interest is included in interest expense on the Statement of Income.
Our revolving credit facility ("Credit Facility") requires that we maintain certain levels of liquidity, initially the greater of $15,000 or 15% of our aggregate commitments, which are currently $125,000. Failure to maintain this liquidity level would trigger an activation period and would give our lenders the right to dominion of our bank accounts. This would not make the underlying debt callable by the lender and would not affect our ability to borrow on the Credit Facility. However, we would be required to reclassify the Credit Facility balance to “Current maturities of long-term debt” on our Consolidated Balance Sheet, as our Credit Facility does contain a subjective acceleration clause. In the third quarter our liquidity was $36,136 and our required minimum was $12,500. In addition, the Credit Facility contains a fixed charge coverage covenant of 1:1 that becomes applicable if liquidity falls below 12.5% of the aggregate commitments or $12,500, whichever is greater.
The First and Second Liens require the Company to be in compliance with specified quarterly financial covenants, the levels of which are required to improve in subsequent quarters. The most stringent of these covenants is the total leverage ratio. As of September 28, 2014, our leverage ratio was 4.38:1 compared to a required 4.89:1. The Company was in compliance with all covenants as of September 28, 2014.

NOTE 8 – EARNINGS PER SHARE
The number of shares outstanding for calculation of earnings per share (EPS) is as follows:

	13 Weeks Ended		39 Weeks Ended
(Shares in thousands)	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Weighted-average shares outstanding - basic	8,621	5,931	8,609	5,909
Effect of potentially dilutive securities	—	—	—	—
Weighted-average shares outstanding - diluted	8,621	5,931	8,609	5,909
The effects of stock options and nonvested shares on diluted EPS are reflected through the application of the treasury stock method. Due to the net loss incurred for all periods presented, no outstanding options or nonvested shares were included in the diluted EPS computation because they would automatically result in anti-dilution.

NOTE 9 – SHARE-BASED COMPENSATION
Total share-based compensation expense was $665 and $652 for the 13-week periods ended September 28, 2014, and September 29, 2013. Total share-based compensation expense was $2,009 and $1,628 for the 39-week periods ended September 28, 2014, and September 29, 2013.

NOTE 10 – PENSION PLANS
Net periodic benefit cost includes the following components:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest cost	$5,063	$4,551	$15,188	$13,655
Expected return on plan assets	(5,611)	(5,058)	(16,832)	(15,174)
Total	$(548)	$(507)	$(1,644)	$(1,519)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss, net of deferred taxes, for the year-to-date period ended September 28, 2014 consist of the following:

	Foreign Currency Translation	Defined Benefit Pension Plans	Total
Balance beginning of period	$(361)	$(24,872)	$(25,233)
Net current-period other comprehensive loss	(507)	—	(507)
Balance end of period	$(868)	$(24,872)	$(25,740)
Because of the valuation allowance against our deferred tax assets, there are no federal or state income-based tax expenses or benefits related to any amounts recorded to other comprehensive loss.

NOTE 12 – SEGMENT REPORTING
Our Company's reporting structure is based on customer markets. Healthcare serves hospitals and other providers of healthcare and related services. Business Solutions primarily serves customers in the financial services, manufacturing, retail, business services, and transportation markets. Corporate consists of unallocated selling, general, and administrative costs, which primarily include restructuring and other exit costs, pension benefit plan expense, acquisition and integration costs, and asset impairments. The loss before income taxes reported in our consolidated financial statements also includes other income and expense, primarily interest expense, in addition to the operating income (loss) reported below.
Information about our operations by reportable segment for the 13-week periods ended September 28, 2014 and September 29, 2013 is as follows:

		Healthcare	Business Solutions	Corporate	Total
Revenue from external customers	2014	$65,654	$153,728	—	$219,382
	2013	62,908	136,431	—	199,339
Operating income (loss)	2014	$5,316	$1,088	(6,403)	$1
	2013	2,063	(1,452)	(19,876)	(19,265)
Information about our operations by reportable segment for the 39-week periods ended September 28, 2014 and September 29, 2013 is as follows:

		Healthcare	Business Solutions	Corporate	Total
Revenue from external customers	2014	$194,887	$478,283	—	$673,170
	2013	160,579	317,197	—	477,776
Operating income (loss)	2014	$10,135	$5,093	(17,779)	$(2,551)
	2013	5,968	2,376	(19,341)	(10,997)

NOTE 13 – COMMITMENTS AND CONTINGENCIES
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
The Company participates with other PRPs in the investigation, study, and remediation of the Valleycrest Landfill Site (the “Valleycrest Site”) in western Ohio. The Company is a member of a PRP Group known as the Valleycrest Landfill Site Group (the “VLSG”). A remedial investigation and feasibility study was conducted by the VLSG which indicated a range of viable remedial approaches. At this time, a final remediation approach has not been selected, and we have accrued the estimate of our obligation based on the most likely approach being considered by the U.S. Environmental Protection Agency. We have an undiscounted long-term liability of $2,450 that we currently believe is adequate to cover our portion of the total future potential costs of remediation, which are expected to be incurred over a period of 30 years. This estimate is contingent upon the final remedy agreed upon, the participation of other PRPs not currently in the VLSG, and the final agreed upon allocation. Until a final remediation approach is approved and a final agreement is reached among all PRPs, it is reasonably possible that one or more of these factors could change our estimate; however, we are unable to determine the impact at this time.

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

This Management's Discussion and Analysis includes the following sections:

•	Critical Accounting Policies and Estimates – An update to the discussion provided in our Annual Report of the accounting policies that require our most critical judgments and estimates.

•	Results of Operations – An analysis of consolidated results of operations and segment results for the third quarter of 2014 as compared with the same period of 2013.

•	Liquidity and Capital Resources – An analysis of cash flows and a discussion of our financial condition.

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

Pension Benefit Plan Assumptions
Discount rate - One of the principal components of calculating the projected benefit obligation is the assumed discount rate, which is the assumed rate at which future pension benefits could be effectively settled. Discount rates are established based on prevailing market rates for high-quality, fixed-income instruments with maturities equal to the future cash flows to pay the benefit obligations when due. At December 29, 2013, we used a 4.45 percent discount rate; however, interest rates have declined and we expect to be required to use a lower rate to measure our pension obligations at the end of 2014.
A future decrease in the discount rate would increase the pension obligations, thus changing the funded status of our pension plans. To illustrate the sensitivity of pension liabilities to changes in the discount rate, holding all other assumptions constant, a one percent decrease in the discount rate applied to our qualified pension plan would increase the liability by approximately $43.8 million, increasing the under-funded status of the plan. Depending on whether the affect of the change is outside the corridor, a decrease in the discount rate could result in a mark-to-market (MTM) loss recognized in our results of operations in the fourth quarter of 2014. Although not guaranteed, we believe that any adjustment will be within the corridor and recorded against Accumulated Other Comprehensive Income.

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
WorkflowOne Acquisition
On August 1, 2013, we completed the acquisition of WorkflowOne. Results of operations for WorkflowOne are included in our consolidated financial statements from the date of acquisition and were integrated into our Healthcare and Business Solutions segments. Consolidated financial results for 2013 in the third quarter and year-to-date shown on a pro forma basis can be found in Note 3 to the consolidated financial statements along with additional discussion.
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

The following table reconciles our consolidated net loss to Adjusted EBITDA presented on a non-GAAP basis (dollars in millions):

	13 Weeks Ended			39 Weeks Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Revenue	$219.4	$199.4	10.0%	$673.2	$477.8	40.9%
Cost of sales	157.3	145.7	8.0%	485.2	343.2	41.4%
Gross margin	62.1	53.7	15.6%	188.0	134.6	39.7%
Gross margin % of sales	28.3%	26.9%		27.9%	28.2%
SG&A expense	55.5	54.4	2.0%	171.3	124.5	37.6%
Acquisition and integration	3.7	6.2		9.9	8.0
Restructuring	3.0	11.1		8.8	11.9
Asset impairments	—	1.3		0.7	1.3
Other expense, net	5.3	3.7		15.2	4.7
Loss before taxes	(5.4)	(23.0)		(17.9)	(15.8)
Income tax expense	0.2	0.2		0.6	0.7
Net loss	$(5.6)	$(23.2)		$(18.5)	$(16.5)

Adjusted EBITDA
Net loss	$(5.6)	$(23.2)		$(18.5)	$(16.5)
Adjustments:
Income taxes	0.2	0.2		0.6	0.7
Interest	5.4	3.7		15.5	4.9
Depreciation and amortization	8.6	7.8		27.0	17.8
EBITDA	8.6	(11.5)		24.6	6.9
Adjustments:
Restructuring and asset impairments	2.9	12.4		9.4	13.1
Acquisition and integration costs	3.7	6.2		9.9	8.0
Pension benefit	(0.5)	(0.5)		(1.6)	(1.5)
Fair value adjustments	—	1.4		—	1.4
Share-based compensation	0.7	0.7		2.0	1.6
Other	0.1	(0.2)		(0.2)	—
Adjusted EBITDA	$15.5	$8.5		$44.1	$29.5
Revenue
Consolidated revenue increased $20.0 million in the third quarter of 2014 and $195.4 million year-to-date when compared with the same periods in 2013. As indicated in the following chart, we saw increased revenue in all of our solutions as a result of the acquisition. On a pro forma basis, assuming a full three quarters of revenue from WorkflowOne in 2013, we estimate revenue was $231.7 million in the third quarter and $733.2 million year-to-date.
Excluding the acquisition impact, our results were impacted by unit declines. The unit decline is most significant in Document Management and Marketing Solutions, but has affected nearly all of our solutions. Our transactional documents and clinical forms along with the related freight and storage services, which are generally included within Document Management, continue to see decline in demand. Revenue from Marketing Solutions was impacted by healthcare regulatory changes as well as general decline in the use of print communication. The reduction in demand for printed material in our solutions is currently outpacing the growth in other offerings within our solutions.

As part of our integration process we have made additional refinements to the classifications within our solutions of various WorkflowOne products and services in the prior year. Additionally, certain offerings such as label/form combinations, envelopes, and black and white digital printing have been reclassified to Document Management. Impacts to previous quarters were not material. The following table quantifies the changes in consolidated revenue for each of our solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$65.1	16.7%	$55.8	$198.3	62.9%	$121.7
Customer Communications	14.1	6.8%	13.2	43.7	47.6%	29.6
Product Marking and Labeling	30.0	9.9%	27.3	90.9	27.1%	71.5
Patient Safety Solutions	9.9	6.5%	9.3	29.1	22.3%	23.8
Patient Information Management	4.6	9.5%	4.2	12.7	5.8%	12.0
Document Management	95.7	6.8%	89.6	298.5	36.2%	219.2
	$219.4	10.0%	$199.4	$673.2	40.9%	$477.8
Cost of Sales and Gross Margin
The increase in cost of sales for the third quarter and year-to-date reflects the inclusion of the WorkflowOne acquisition. Excluding the impact of the acquisition, cost of sales decreased in 2014 when compared with the same periods of 2013, primarily due to lower unit sales volume, restructuring efforts, and other cost saving initiatives.
Gross margin as a percentage of revenue has increased for the third quarter, but declined year-to-date when compared to the same periods in 2013. Unit decreases, which reduce the absorption of fixed costs, are one of the largest contributing factors to the reduction in margin percentage for the year. During the year we have also experienced some temporarily higher costs incurred as we exit certain facilities, integrate the two companies, make investments in high-speed ink jet technology, and continue to improve our Jeffersonville location. These impacts are being partially offset by savings from our restructuring activities, and this offsetting impact has been more substantial in the third quarter as we have progressed further in our restructuring efforts.
Selling, General and Administrative Expense
SG&A expense for 2014 in the third quarter and year-to-date increased over 2013 for the same periods due to the inclusion of WorkflowOne in the full year of 2014 results. Outside the acquisition impact, SG&A for the current quarter and year-to-date declined over the same periods in 2013. Higher amortization expense was offset by lower incentive compensation, reduced rent from consolidation of locations, as well as other savings from our restructuring plan. In the current quarter we are also seeing additional savings in technology as well as travel and related expenses. The Company will see additional savings in SG&A as our restructuring plan for the integration of WorkflowOne accelerates.
Restructuring, Asset Impairment, and Acquisition and Integration Costs
In late 2013, we initiated a strategic restructuring program in connection with the acquisition of WorkflowOne and the integration of the two companies. Total costs of the restructuring program, which is expected to continue through the end of 2015, are expected to be approximately $30.4 million. We also expect to incur additional costs over the same period for technology and facility integration costs that do not qualify as restructuring under U.S. GAAP, though our total spending will likely be in excess of our original estimates. While we have assumed a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of these expenses, and many of the expenses are, by their nature, difficult to estimate.
We incurred a total of $6.6 million of expense in the third quarter of 2014 and $18.6 million year-to-date related to our restructuring plan and integration activities. The acquisition integration process is proceeding on track with internal plans and we are beginning to realize expected synergies. As of the end of the third quarter we have exited 19 warehouses, production facilities, and third-party locations. Additionally, the lease of the former WorkflowOne offices has been assigned and will result in significant savings going forward. In total, we have realized approximately $24.0 million in savings year-to-date. We expect to achieve approximately $40.0 million in annual savings when the integration of the two companies is complete. In our efforts to realize these savings, we have reduced our headcount by approximately 500 personnel. Much of this reduction has come as a result of aligning our combined manufacturing location and sales office footprint, consolidating strategic locations to our Jeffersonville location, and combining our shared services structures. We are seeing savings in the areas of labor, rent, freight, and other supply chain expenses.
Costs in 2013 associated with now completed plans were not material.

The asset impairment costs of $0.7 million year-to-date relate to assets associated with the former WorkflowOne offices as we relocated Dayton personnel to a consolidated headquarters location.
Other Expense
Other expense in 2014 for the first three quarters of the year increased almost entirely as a result of higher interest expense from the debt assumed through the WorkflowOne acquisition.
Income Taxes
Because of the valuation allowance against our deferred tax assets, there was no domestic federal or state income-based tax expense or benefit. Tax expense for 2014 and 2013 reflects foreign taxes in Mexico and state tax liabilities derived from a tax base other than net income.
Segment Operating Results
The following table presents Revenue and Operating Income (Loss) for each of our reportable segments (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	September 28, 2014	% Chg	September 29, 2013		September 28, 2014	% Chg	September 29, 2013
Revenue
Healthcare	$65.7	4.5%	$62.9		$194.9	21.4%	$160.6
Business Solutions	153.7	12.6%	136.5		478.3	50.8%	317.2
Consolidated Revenue	$219.4	10.0%	$199.4		$673.2	40.9%	$477.8

		% Rev		% Rev		% Rev		% Rev
Operating Income
Healthcare	$5.3	8.1%	$2.1	3.3%	$10.1	5.2%	$6.0	3.7%
Business Solutions	1.1	0.7%	(1.5)	(1.1)%	5.1	1.1%	2.4	0.8%
Corporate	(6.4)		(19.9)	—%	(17.8)		(19.3)
Operating Income (Loss)	$—	—%	$(19.3)	0.3%	$(2.6)	(0.4)%	$(10.9)	(2.3)%

Healthcare
Revenue
Healthcare revenue increased $2.8 million in the third quarter and $34.3 million year-to-date when compared to the same periods in 2013. As indicated in the chart below, Healthcare experienced increased revenue in all of its solutions. With the exception of Patient Information Management, which was not a solution previously offered by WorkflowOne, the acquisition was the most significant driver of growth. On a pro forma basis, we estimate Healthcare revenue in 2013 was approximately $69.8 million for the quarter and $215.2 million year-to date. Outside of the acquisition impact, Healthcare experienced decreased revenue due to unit declines, though revenue for the third quarter is higher than both the first and second quarters of the current year.
Document Management, which is largely made up of clinical paper documents and administrative forms as well as the related freight and storage services, continues to drive the decline in units for the segment. However, the rate of decline in both the current quarter and year-to-date has slowed from the same periods in the prior year. Marketing Solutions has been impacted throughout the year by health insurance reform as regulated payor communication requirements change to allow electronic delivery rather than printed material, resulting in a decline in units excluding the impact of the acquisition. This decline is being partially offset by small growth in promotional products as well as revenue from a new managed care customer in the current quarter.
Patient Information Management continues to experience growth due to additional sales of SMARTworks® Clinical Enterprise and iMedConsent as well as other new technology products. New sales will show growth over time as our technology solutions are predominately subscription-based with revenue recognition over the length of the contract.

The following table quantifies the changes in revenue for each of this segment's solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$20.4	5.7%	$19.3	$59.2	32.7%	$44.6
Patient Safety Solutions	9.9	6.5%	9.3	29.1	22.3%	23.8
Patient Information Management	4.6	9.5%	4.2	12.7	5.8%	12.0
Document Management	30.8	2.3%	30.1	93.9	17.1%	80.2
	$65.7	4.5%	$62.9	$194.9	21.4%	$160.6
Operating income
Operating income in 2014 was $5.3 million in the third quarter and $10.1 million for the year, compared with $2.1 million and $6.0 million for the same periods in 2013. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure to the expected changes in revenue. These savings are impacting both cost of sales and SG&A, with some of the most significant savings coming from personnel and related costs, which has helped offset the declines we have experienced in revenue outside of the acquisition.

Business Solutions
Revenue
Business Solutions revenue increased $17.2 million in the third quarter and $161.1 million for the first three quarters of 2014 when compared to the same periods in 2013. As indicated in the chart below, this segment experienced increased revenue in all of its solutions. We estimate that on a pro forma basis in 2013 revenue was $161.9 million for the quarter and $518.0 million year-to-date.
Excluding the acquisition impact, Business Solutions was most significantly affected by unit declines. Our most significant decline was from Document Management, which continues to see decreases in same customer sales as demand for transactional documents and forms as well as other print communications declines. The decrease in demand also impacts our other solutions and is causing a reduction in unit sales for the third quarter and year-to-date that is outpacing growth of other offerings in our solutions.
The unit decline in Business Solutions is being partially offset in the third quarter by growth in Marketing Solutions. The primary driver of growth in the period was the continued expansion of promotional products as well as several larger orders from current customers. Promotional product growth is largely the result of cross-selling opportunities within our expanded customer base as a result of the acquisition. Business Solutions is also being impacted by a slow in the decline of Product Marking and Labeling. Strong growth in our Mexico location improved these results in the third quarter due to increased orders by existing customers.
The following table quantifies the changes in revenue for each of this segment's solutions (dollars in millions):

	Quarter			Year-to-Date
	2014	% Chg	2013	2014	% Chg	2013
Marketing Solutions	$44.7	22.5%	$36.5	$139.1	80.4%	$77.1
Customer Communications	14.1	6.8%	13.2	43.7	47.6%	29.6
Product Marking and Labeling	30.0	9.9%	27.3	90.9	27.1%	71.5
Document Management	64.9	9.1%	59.5	204.6	47.2%	139.0
	$153.7	12.6%	$136.5	$478.3	50.8%	$317.2
Operating income
Operating income in 2014 increased by $2.6 million in the third quarter and $2.7 million year-to-date when compared to the same periods in 2013. Savings from the restructuring program and other cost savings initiatives are helping us to more closely match our cost structure in both cost of sales and SG&A to the expected changes in revenue. Personnel and related costs are the areas of most significant savings.

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
Cash Flows
Overall, cash flow on a net debt basis was negative by $24.0 million for the first three quarters of 2014. Summarized Statements of Cash Flows are presented below:

	39 Weeks Ended
	September 28, 2014	September 29, 2013
Net cash (used in) provided by operating activities	$(8.3)	$5.3
Net cash used in investing activities	(11.3)	(7.2)
Net cash provided by financing activities	19.0	3.8
Effect of exchange rate on changes in cash	(0.5)	—
Net change in cash	$(1.1)	$1.9
Memo:
Add back credit facility borrowed	(22.9)	(8.4)
Cash flow on a net debt basis	$(24.0)	$(6.5)
Operating activities
Net cash provided by operating activities was negative in the first three quarters of 2014, largely due to reduced operating profit, restructuring payments, and pension contributions and payments, partially offset by improved receivable collections. Restructuring payments year-to-date were $11.5 million and are expected to total approximately $30.4 million upon the plan's completion in 2015. We also contributed $29.6 million to the Company’s qualified pension plan in the first three quarters of 2014, including $15.5 million in the third quarter. Due to the passage of the Highway Transportation and Funding Act, our minimum funding requirements are now lower than previously reported. The minimum funding requirement for 2014 and 2015 will be approximately $36.0 million and $19.2 million, a reduction of $6.2 million and $15.2 million, respectively, from amounts previously reported.
Investing activities
Net cash used in investing activities represents $11.9 million of capital expenditures. We also entered into $8.0 million of capital leases related to our investment in high-speed ink jet web presses. We still expect capital expenditures to total $19 to $22 million in 2014, including capital leases.
Financing activities
We have a revolving credit facility (Credit Facility) that provides for borrowings up to $125.0 million through August 1, 2018. The Credit Facility is secured by accounts receivable, inventories, fixed assets, and certain other assets. Net cash provided by financing activities was $19.0 million in the current year, which includes $3.7 million of payments on capital leases and $22.9 million borrowed under our Credit Facility to meet the needs of the combined company as we progress on the restructuring and integration activities.
The Credit Facility requires that we maintain certain levels of liquidity, initially the greater of $15 million or 15% of our aggregate commitments, which are currently $125 million. Failure to maintain this liquidity level would trigger an activation period and would give our lenders the right to dominion of our bank accounts. This would not make the underlying debt callable by the lender and would not affect our ability to borrow on the Credit Facility. However, we would be required to reclassify the Credit Facility balance to “Current maturities of long-term debt” on our Consolidated Balance Sheet, as our Credit Facility does contain a subjective acceleration clause. In the third quarter our liquidity was $36.1 million and our required minimum was $12.5 million. In addition, the Credit Facility contains a fixed charge coverage covenant of 1:1 that becomes applicable if liquidity falls below 12.5% of the aggregate commitments or $12.5 million, whichever is greater.
As part of the WorkflowOne acquisition, the Company assumed debt of $210 million previously held by WorkflowOne. Quarterly payments of $2.5 million will begin in our fiscal fourth quarter of 2014 with additional annual contingent payments due beginning in 2015 that are based on a percentage of any excess cash flow generated in the previous year and certain other events. Currently, we do not expect 2014 cash flows to require a contingent excess cash flow payment in 2015.
Under the Second Lien Term Loan ("Second Lien") the Company has the right at certain times to increase the outstanding principal on the loan in lieu of paying cash for interest due. The payment-in-kind ("PIK") interest amounts follow the same maturity schedule as the rest of the Second Lien principal. The Company has elected to use the PIK interest option for the full amount of interest in the amount of $2.3 million in the third quarter, $4.4 million year-to-date. The use of PIK interest in the prior quarter, did not change the interest rate applied to the Second Lien principal. Beginning with the current quarter, an additional 1.5% of interest will be added to the base rate for any amount of PIK interest elected that exceeds 50% of the interest due for the Second Lien in the period the election is made. The additional 1.5% will also be added to the base rate for the period if any amount of PIK interest is elected in the third year. PIK interest is included in interest expense on the Statement of Income.
The First and Second Liens require the Company to be in compliance with specified quarterly financial covenants, the levels of which are required to improve in subsequent quarters. The most stringent of these covenants is the total leverage ratio. As of September 28, 2014, our leverage ratio was 4.38:1 compared to a required 4.89:1. The Company was in compliance with all covenants as of September 28, 2014.
As of September 28, 2014, we had $35.4 million available under the Credit Facility. We believe that the combination of internally-generated funds, available cash, and available funds under the Credit Facility will be sufficient to fund our operations, including restructuring payments, capital expenditures, and investments in growth initiatives over the next year. We believe our major long-term cash requirements consist of funding our qualified pension plan, mandatory debt payments, and necessary investments aimed at transforming our combined product portfolio. While we have taken steps to enable us to adequately fund these items, actual amounts required may be higher than estimated due to the uncertainty in determining the exact amounts needed. As a result of these cash requirements, we do not anticipate having positive cash flow during 2014.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

Item 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting (Disclosure Controls) as of September 28, 2014. The evaluation was carried out under the supervision, and with the participation, of our management including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Changes in Internal Control
During the third quarter of fiscal 2014, no corrective actions were taken with regard to material weaknesses in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls except those described below.
On August 1, 2013, the Company completed the acquisition of WorkflowOne. The Company is currently integrating policies, processes, people, and technology for the combined Company. During the third quarter of 2014, we transitioned our accounts receivable subledger, and began the process of transitioning our accounts payable subledger to our new accounting system. Reviews have been and will continue to be conducted by management to ensure that internal controls surrounding the system transition and the financial close process are properly designed. We have started additional system integration efforts and expect further integration of our financial accounting systems during the remainder of 2014 and into 2015. We will continue to evaluate the Company’s internal controls over financial reporting as we continue our integration work.

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

101
The following financial information from The Standard Register Company Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in XBRL (eXtensible Business Reporting Language): Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Notes to Consolidated Financial Statements
Included

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2014

THE STANDARD REGISTER COMPANY
(REGISTRANT)

/S/ ROBERT M. GINNAN
By: Robert M. Ginnan, Executive Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer
(On behalf of the Registrant and as Chief Accounting Officer)